Form 10-Q
period 2017-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2017-07-28
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2017
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 18, 2017, Public Service Enterprise Group Incorporated had outstanding 505,889,953 shares of its sole class of Common Stock, without par value.
As of July 18, 2017, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING REVENUES	$2,133	$1,905	$4,725	$4,521
OPERATING EXPENSES
Energy Costs	588	624	1,462	1,460
Operation and Maintenance	708	710	1,420	1,439
Depreciation and Amortization	641	224	1,469	448
Total Operating Expenses	1,937	1,558	4,351	3,347
OPERATING INCOME	196	347	374	1,174
Income from Equity Method Investments	5	4	8	6
Other Income	70	44	142	92
Other Deductions	(9)	(10)	(20)	(31)
Other-Than-Temporary Impairments	(3)	(10)	(4)	(20)
Interest Expense	(91)	(97)	(189)	(189)
INCOME BEFORE INCOME TAXES	168	278	311	1,032
Income Tax Expense	(59)	(91)	(88)	(374)
NET INCOME	$109	$187	$223	$658
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	505	505	505	505
DILUTED	507	508	507	508
NET INCOME PER SHARE:
BASIC	$0.22	$0.37	$0.44	$1.30
DILUTED	$0.22	$0.37	$0.44	$1.30
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.43	$0.41	$0.86	$0.82

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET INCOME	$109	$187	$223	$658
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(9), $(10), $(25) and $(26) for the three and six months ended 2017 and 2016, respectively	10	10	25	26
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $0, $0 and $(1) for the three and six months ended 2017 and 2016, respectively	—	(1)	—	1
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(4), $(6), $(8) and $(12) for the three and six months ended 2017 and 2016, respectively	6	8	12	16
Other Comprehensive Income (Loss), net of tax	16	17	37	43
COMPREHENSIVE INCOME	$125	$204	$260	$701

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$430	$423
Accounts Receivable, net of allowances of $61 in 2017 and $68 in 2016	1,021	1,161
Tax Receivable	9	78
Unbilled Revenues	210	260
Fuel	270	326
Materials and Supplies, net	577	561
Prepayments	273	76
Derivative Contracts	113	163
Regulatory Assets	276	199
Other	9	7
Total Current Assets	3,188	3,254
PROPERTY, PLANT AND EQUIPMENT	38,794	39,337
Less: Accumulated Depreciation and Amortization	(9,157)	(10,051)
Net Property, Plant and Equipment	29,637	29,286
NONCURRENT ASSETS
Regulatory Assets	3,349	3,319
Long-Term Investments	961	1,050
Nuclear Decommissioning Trust (NDT) Fund	1,968	1,859
Long-Term Tax Receivable	111	104
Long-Term Receivable of Variable Interest Entity (VIE)	600	589
Other Special Funds	224	217
Goodwill	16	16
Other Intangibles	120	98
Derivative Contracts	90	24
Other	260	254
Total Noncurrent Assets	7,699	7,530
TOTAL ASSETS	$40,524	$40,070

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2017	December 31, 2016
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$900	$500
Commercial Paper and Loans	—	388
Accounts Payable	1,293	1,459
Derivative Contracts	8	13
Accrued Interest	99	97
Accrued Taxes	46	31
Clean Energy Program	200	142
Obligation to Return Cash Collateral	134	132
Regulatory Liabilities	51	88
Other	433	426
Total Current Liabilities	3,164	3,276
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	8,755	8,658
Regulatory Liabilities	99	118
Clean Energy Program	27	—
Asset Retirement Obligations	744	726
OPEB Costs	1,304	1,324
OPEB Costs of Servco	467	452
Accrued Pension Costs	525	568
Accrued Pension Costs of Servco	124	128
Environmental Costs	378	401
Derivative Contracts	1	3
Long-Term Accrued Taxes	192	180
Other	205	211
Total Noncurrent Liabilities	12,821	12,769
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	11,621	10,895
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2017 and 2016—534 shares	4,929	4,936
Treasury Stock, at cost, 2017 and 2016—29 shares	(747)	(717)
Retained Earnings	8,962	9,174
Accumulated Other Comprehensive Loss	(226)	(263)
Total Stockholders’ Equity	12,918	13,130
Total Capitalization	24,539	24,025
TOTAL LIABILITIES AND CAPITALIZATION	$40,524	$40,070

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$223	$658
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,469	448
Amortization of Nuclear Fuel	101	105
Renewable Energy Credit (REC) Compliance Accrual	51	50
Provision for Deferred Income Taxes (Other than Leases) and ITC	91	334
Non-Cash Employee Benefit Plan Costs	45	63
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(30)	(30)
Net (Gain) Loss on Lease Investments	45	—
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(42)	153
Net Change in Regulatory Assets and Liabilities	(124)	(125)
Cost of Removal	(47)	(74)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(58)	(2)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	69	301
Accrued Taxes	15	94
Margin Deposit	59	(46)
Other Current Assets and Liabilities	(56)	(120)
Employee Benefit Plan Funding and Related Payments	(49)	(78)
Other	(6)	(9)
Net Cash Provided By (Used In) Operating Activities	1,756	1,722
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,981)	(1,971)
Purchase of Emissions Allowances and RECs	(29)	(36)
Proceeds from Sales of Available-for-Sale Securities	711	392
Investments in Available-for-Sale Securities	(726)	(407)
Other	36	18
Net Cash Provided By (Used In) Investing Activities	(1,989)	(2,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(388)	(364)
Issuance of Long-Term Debt	1,125	1,550
Redemption of Long-Term Debt	—	(171)
Cash Dividends Paid on Common Stock	(435)	(415)
Other	(62)	(64)
Net Cash Provided By (Used In) Financing Activities	240	536
Net Increase (Decrease) in Cash and Cash Equivalents	7	254
Cash and Cash Equivalents at Beginning of Period	423	394
Cash and Cash Equivalents at End of Period	$430	$648
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(30)	$(276)
Interest Paid, Net of Amounts Capitalized	$189	$176
Accrued Property, Plant and Equipment Expenditures	$513	$513

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING REVENUES	$1,368	$1,350	$3,180	$3,062
OPERATING EXPENSES
Energy Costs	472	529	1,225	1,258
Operation and Maintenance	351	352	718	734
Depreciation and Amortization	166	136	337	275
Total Operating Expenses	989	1,017	2,280	2,267
OPERATING INCOME	379	333	900	795
Other Income	22	19	47	39
Other Deductions	(1)	(1)	(2)	(2)
Interest Expense	(69)	(74)	(144)	(142)
INCOME BEFORE INCOME TAXES	331	277	801	690
Income Tax Expense	(123)	(98)	(294)	(249)
NET INCOME	$208	$179	$507	$441

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET INCOME	$208	$179	$507	$441
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0, $1 and $0 for the three and six months ended 2017 and 2016, respectively	—	1	(1)	1
COMPREHENSIVE INCOME	$208	$180	$506	$442

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$192	$390
Accounts Receivable, net of allowances of $61 in 2017 and $68 in 2016	755	810
Accounts Receivable—Affiliated Companies	20	76
Unbilled Revenues	210	260
Materials and Supplies	198	180
Prepayments	193	9
Regulatory Assets	276	199
Other	6	6
Total Current Assets	1,850	1,930
PROPERTY, PLANT AND EQUIPMENT	27,562	26,347
Less: Accumulated Depreciation and Amortization	(5,930)	(5,760)
Net Property, Plant and Equipment	21,632	20,587
NONCURRENT ASSETS
Regulatory Assets	3,349	3,319
Long-Term Investments	293	299
Other Special Funds	45	43
Other	104	110
Total Noncurrent Assets	3,791	3,771
TOTAL ASSETS	$27,273	$26,288

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2017	December 31, 2016
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$400	$—
Accounts Payable	587	718
Accounts Payable—Affiliated Companies	146	260
Accrued Interest	78	76
Clean Energy Program	200	142
Derivative Contracts	—	5
Obligation to Return Cash Collateral	134	132
Regulatory Liabilities	51	88
Other	301	296
Total Current Liabilities	1,897	1,717
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	6,232	5,873
OPEB Costs	983	1,009
Accrued Pension Costs	223	250
Regulatory Liabilities	99	118
Clean Energy Program	27	—
Environmental Costs	310	332
Asset Retirement Obligations	215	213
Long-Term Accrued Taxes	115	130
Other	112	116
Total Noncurrent Liabilities	8,316	8,041
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	7,842	7,818
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2017 and 2016—132 shares	892	892
Contributed Capital	945	945
Basis Adjustment	986	986
Retained Earnings	6,395	5,888
Accumulated Other Comprehensive Income	—	1
Total Stockholder’s Equity	9,218	8,712
Total Capitalization	17,060	16,530
TOTAL LIABILITIES AND CAPITALIZATION	$27,273	$26,288

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$507	$441
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	337	275
Provision for Deferred Income Taxes and ITC	330	290
Non-Cash Employee Benefit Plan Costs	25	36
Cost of Removal	(47)	(74)
Net Change in Other Regulatory Assets and Liabilities	(124)	(125)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	108	50
Materials and Supplies	(15)	(14)
Prepayments	(184)	(165)
Accounts Payable	(30)	(29)
Accounts Receivable/Payable—Affiliated Companies, net	(72)	181
Other Current Assets and Liabilities	16	17
Employee Benefit Plan Funding and Related Payments	(42)	(62)
Other	(39)	(13)
Net Cash Provided By (Used In) Operating Activities	770	808
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,389)	(1,355)
Proceeds from Sales of Available-for-Sale Securities	28	12
Investments in Available-for-Sale Securities	(29)	(13)
Solar Loan Investments	(3)	2
Other	5	—
Net Cash Provided By (Used In) Investing Activities	(1,388)	(1,354)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	—	(153)
Issuance of Long-Term Debt	425	850
Redemption of Long-Term Debt	—	(171)
Other	(5)	(10)
Net Cash Provided By (Used In) Financing Activities	420	516
Net Increase (Decrease) In Cash and Cash Equivalents	(198)	(30)
Cash and Cash Equivalents at Beginning of Period	390	198
Cash and Cash Equivalents at End of Period	$192	$168
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(75)	$(255)
Interest Paid, Net of Amounts Capitalized	$144	$134
Accrued Property, Plant and Equipment Expenditures	$319	$381

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING REVENUES	$929	$714	$2,213	$2,027
OPERATING EXPENSES
Energy Costs	397	381	1,104	1,019
Operation and Maintenance	254	265	484	518
Depreciation and Amortization	465	80	1,115	159
Total Operating Expenses	1,116	726	2,703	1,696
OPERATING INCOME (LOSS)	(187)	(12)	(490)	331
Income from Equity Method Investments	5	4	8	6
Other Income	46	25	84	51
Other Deductions	(7)	(9)	(14)	(27)
Other-Than-Temporary Impairments	(3)	(10)	(4)	(20)
Interest Expense	(13)	(20)	(29)	(42)
INCOME (LOSS) BEFORE INCOME TAXES	(159)	(22)	(445)	299
Income Tax Benefit (Expense)	62	11	178	(118)
NET INCOME (LOSS)	$(97)	$(11)	$(267)	$181

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$(97)	$(11)	$(267)	$181
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $ $(9), $(9), $(27) and $(25) for the three and six months ended 2017 and 2016, respectively	10	9	29	25
Pension/OPEB adjustment, net of tax (expense) benefit of $(3), $(5), $(7) and $(10) for the three and six months ended 2017 and 2016, respectively	5	7	10	14
Other Comprehensive Income (Loss), net of tax	15	16	39	39
COMPREHENSIVE INCOME (LOSS)	$(82)	$5	$(228)	$220

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$29	$11
Accounts Receivable	207	276
Accounts Receivable—Affiliated Companies	139	205
Short-Term Loan to Affiliate	233	87
Fuel	270	326
Materials and Supplies, net	379	381
Derivative Contracts	112	162
Prepayments	10	10
Other	3	2
Total Current Assets	1,382	1,460
PROPERTY, PLANT AND EQUIPMENT	10,881	12,655
Less: Accumulated Depreciation and Amortization	(3,055)	(4,135)
Net Property, Plant and Equipment	7,826	8,520
NONCURRENT ASSETS
NDT Fund	1,968	1,859
Long-Term Investments	91	102
Goodwill	16	16
Other Intangibles	120	98
Other Special Funds	55	53
Derivative Contracts	90	24
Other	71	61
Total Noncurrent Assets	2,411	2,213
TOTAL ASSETS	$11,619	$12,193

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2017	December 31, 2016
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts Payable	$536	$539
Accounts Payable—Affiliated Companies	20	25
Derivative Contracts	8	8
Accrued Interest	20	20
Other	95	88
Total Current Liabilities	679	680
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,979	2,170
Asset Retirement Obligations	526	511
OPEB Costs	256	251
Derivative Contracts	1	3
Accrued Pension Costs	179	191
Long-Term Accrued Taxes	93	77
Other	126	129
Total Noncurrent Liabilities	3,160	3,332
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
LONG-TERM DEBT	2,384	2,382
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	4,340	4,782
Accumulated Other Comprehensive Loss	(172)	(211)
Total Member’s Equity	5,396	5,799
TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,619	$12,193

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(267)	$181
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,115	159
Amortization of Nuclear Fuel	101	105
Provision for Deferred Income Taxes and ITC	(226)	37
Interest Accretion on Asset Retirement Obligation	15	13
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(42)	153
Renewable Energy Credit (REC) Compliance Accrual	51	50
Non-Cash Employee Benefit Plan Costs	14	19
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(58)	(2)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	58	86
Margin Deposit	59	(46)
Accounts Receivable	36	(12)
Accounts Payable	(14)	(10)
Accounts Receivable/Payable—Affiliated Companies, net	75	179
Other Current Assets and Liabilities	7	11
Employee Benefit Plan Funding and Related Payments	(4)	(10)
Other	12	4
Net Cash Provided By (Used In) Operating Activities	932	917
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(576)	(598)
Purchase of Emissions Allowances and RECs	(29)	(36)
Proceeds from Sales of Available-for-Sale Securities	602	346
Investments in Available-for-Sale Securities	(616)	(359)
Short-Term Loan—Affiliated Company, net	(146)	(972)
Other	30	12
Net Cash Provided By (Used In) Investing Activities	(735)	(1,607)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	—	700
Cash Dividend Paid	(175)	—
Other	(4)	(6)
Net Cash Provided By (Used In) Financing Activities	(179)	694
Net Increase (Decrease) in Cash and Cash Equivalents	18	4
Cash and Cash Equivalents at Beginning of Period	11	12
Cash and Cash Equivalents at End of Period	$29	$16
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$66	$(53)
Interest Paid, Net of Amounts Capitalized	$29	$38
Accrued Property, Plant and Equipment Expenditures	$194	$132

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

PSEG’s other direct wholly owned subsidiaries include PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily has investments in leveraged leases; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) electric transmission and distribution (T&D) system under an Operations Services Agreement (OSA); and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSE&G’s regulated revenue recorded under tariffs, including the sale of default supply of electric and gas commodity, and the transmission and distribution of electricity and distribution of gas to retail residential and commercial and industrial customers, is in scope of the new accounting standard. PSEG expects no change in revenue recognition of PSE&G’s regulated revenue recorded under tariffs. Revenue from contracts with customers will be recorded as electricity or gas is delivered to the customer. PSEG continues to evaluate contracts under its other revenue streams.
Certain implementation issues are currently being finalized by the AICPA’s Financial Reporting Executive Committee, including the ability to recognize revenue for certain contracts where there is uncertainty regarding collection from customers and accounting for contributions in aid of construction. Upon formal resolution of the implementation issues noted above, and upon completion of contract evaluations, PSEG will elect its transition method.
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
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. PSEG expects to record a cumulative effect adjustment by reclassifying the after-tax net unrealized gain (loss) related to equity investments from Accumulated Other Comprehensive Income to Retained Earnings as of January 1, 2018, and expects increased volatility in Net Income due to changes in fair value of its equity securities within the nuclear decommissioning (NDT) and Rabbi Trust Funds.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.
PSEG is currently analyzing the impact of this standard on its financial statements.
Stock Compensation - Scope of Modification Accounting
This accounting standard provides clarity and reduces both diversity in practice and complexity when applying the stock compensation guidance to a change in the terms or conditions of a stock-based payment award. Specifically, the standard provides guidance as to which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting.
The standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. This standard should be applied prospectively to an award modified on or after the adoption date. PSEG plans to adopt this standard effective January 1, 2018.

Note 3. Early Plant Retirements
Fossil
In October 2016, Power determined that it would cease generation operations of the existing coal/gas units at the Hudson and Mercer generating stations on June 1, 2017. Power has filed deactivation notices with PJM for these existing units at both stations and final must-offer exception requests for the 2020-2021 PJM capacity auction to the PJM Independent Market Monitor. Both units were available to operate through May 31, 2017 and were subsequently retired from operation on June 1, 2017.
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
In the three and six months ended June 30, 2017, Power recognized total D&A of $390 million and $964 million, respectively, for the Hudson and Mercer units. In the three and six months ended June 30, 2017, Power also recognized pre-tax charges in Energy Costs of $2 million and $9 million, respectively, primarily for coal inventory lower of cost or market adjustments. For the three and six months ended June 30, 2017, Power also recognized pre-tax charges in O&M of $4 million of shut down costs and an increase in the ARO liability due to settlements and changes in cash flow estimates, partially offset by changes in employee-related severance costs. Power currently anticipates using the sites for alternative industrial activity. However, if Power determines not to use the sites for alternative industrial activity, the early retirement of the units at such sites would trigger obligations under certain environmental regulations, including possible remediation. The amounts for any such environmental remediation are neither currently probable nor estimable but may be material.
As of December 31, 2016, Power had reduced the estimated useful life of Bridgeport Harbor Station unit 3 (BH3) from 2025 to the summer of 2021 as it was more likely than not it will retire the unit by this time. The change in the estimated useful life did not have a material impact on Power’s 2017 financial results.
PSEG and Power continue to monitor their other coal assets, including the Keystone and Conemaugh generating stations, to assess their economic viability through the end of their designated useful lives and their continued classification as held for use. The precise timing of a change in useful lives may be dependent upon events out of PSEG’s and Power’s control and may impact their ability to operate or maintain certain assets in the future. These generating stations may be impacted by factors such as environmental legislation, co-owner capital requirements and continued depressed wholesale power prices or capacity factors, among other things. Any early retirement or change in the held for use classification of our remaining coal units may have a material adverse impact on PSEG’s and Power’s future financial results.

Nuclear
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced being at risk for early retirement. This situation is generally due to low natural gas prices, and the related decline in market prices of energy, resulting from the growth of shale gas production since 2007, the continuing cost of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

regulatory compliance and enhanced security for nuclear facilities and both federal and state-level policies that provide financial incentives to renewable energy such as wind and solar, but generally do not apply to nuclear generating stations. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet.
If trends noted above continue or worsen, Power’s nuclear generating units could cease being economically competitive which may cause Power to retire such units prior to the end of their useful lives. The costs associated with any such potential retirement, which may include, among other things, accelerated D&A or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs, and additional funding of the NDT Fund would likely have a material adverse impact on PSEG’s and Power’s future financial results. PSEG and Power continue to advocate for sound policies that recognize nuclear power as a source of reliable and air emissions free energy and an important part of a diverse and reliable energy portfolio.
The following table provides the balance sheet amounts by generating station as of June 30, 2017 for significant assets and liabilities associated with Power’s owned share of its nuclear assets.

	As of June 30, 2017
	Hope Creek	Salem	Support Facilities and Other (A)	Peach Bottom
	Millions
Assets
Materials and Supplies Inventory	$83	$80	$—	$41
Nuclear Production, net of Accumulated Depreciation	453	561	208	758
Nuclear Fuel In-Service, net of Accumulated Depreciation	136	113	—	125
Construction Work in Progress (including nuclear fuel)	168	109	9	31
Total Assets	$840	$863	$217	$955
Liability
Asset Retirement Obligation	$146	$159	$—	$162
Total Liabilities	$146	$159	$—	$162
Net Assets	$694	$704	$217	$793
NRC License Renewal Term	2046	2036/2040	—	2033/2034
% Owned	100%	57%	—	50%

(A)	Includes Hope Creek’s and Salem’s shared support facilities and other nuclear development capital.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fee. PSEG LI’s annual contractual management fee, in certain situations, could be partially offset by Servco’s annual storm costs not approved by the Federal Emergency Management Agency, limited contingent liabilities and penalties for failing to meet certain performance metrics.
For transactions in which Servco acts as principal, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $112 million and $101 million for the three months and $224 million and $199 million for the six months ended June 30, 2017 and 2016, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:
Energy Strong Recovery Filing—In March and September of each year, PSE&G files with the BPU for base rate recovery of Energy Strong investments which include a return of and on its investment. In June 2017, PSE&G updated its March cost recovery petition to include Energy Strong investments in service as of May 31, 2017 which represents estimated annual increases in electric and gas revenues of $16 million and $2 million, respectively. The petition requests rates to be effective September 1, 2017, consistent with the BPU Order of approval of the Energy Strong program. This matter is pending.
Basic Gas Supply Services (BGSS)—In June 2017, PSE&G made its annual BGSS filing with the BPU requesting an increase of $61 million in annual BGSS revenues. If approved, the BGSS rate would be increased from approximately 34 cents to 37 cents per therm for residential gas customers effective October 1, 2017. This matter is pending.
Green Program Recovery Charges (GPRC)—Each year PSE&G files with the BPU for annual recovery of its Green Program investments which include a return on its investment and recovery of expenses. In June 2017, PSE&G filed its 2017 GPRC cost recovery petition requesting recovery for the ten combined components of the electric and gas GPRC. The filing proposes rates for the period October 1, 2017 through September 30, 2018 designed to recover approximately $47 million and $13 million in electric and gas revenues, respectively, on an annual basis associated with PSE&G's implementation of these BPU-approved programs. This matter is pending.
In March 2017, the BPU gave final approval to PSE&G’s petition to recover approximately $37 million and $13 million in electric and gas revenues, respectively, on an annual basis associated with PSE&G’s implementation of these BPU approved GPRC programs. The rates were effective May 1, 2017. This Order also included the return of approximately $5 million in remaining overcollections from the completed Securitization Transition Charge.
Weather Normalization Clause—In April 2017, the BPU gave final approval to PSE&G’s petition to collect $54 million in net deficiency gas revenues as a result of the warmer than normal 2015-2016 Winter Period.
In June 2017, PSE&G filed a petition requesting approval to collect $55 million in total net deficiency revenues comprised of $31 million in net deficiency gas revenues as a result of the warmer than normal 2016-2017 Winter Period and the remaining carryover balance of $24 million in net deficiency gas revenue from the 2015-2016 Winter Period. The deficiency gas revenue would be collected from customers over the 2017-2018 and 2018-2019 Winter Periods (October 1 through May 31). This matter is pending.
Transmission Formula Rate Filings—In June 2017, PSE&G filed its 2016 true-up adjustment pertaining to its transmission formula rates in effect for 2016. This resulted in an adjustment of $12 million more than the 2016 originally filed revenues.
Remediation Adjustment Charge (RAC)—In June 2017, the BPU approved PSE&G's filing with respect to its RAC 24 petition allowing recovery of $41 million effective July 10, 2017 related to net Manufactured Gas Plant expenditures from August 1, 2015 through July 31, 2016.
Gas System Modernization Program (GSMP)—In July 2017, PSE&G filed its annual GSMP cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of $28 million effective January 1, 2018. This increase represents the return of and on investment for GSMP investments expected to be in service through September 30, 2017. This request will be updated in October 2017 for actual costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	June 30, 2017	December 31, 2016
	Millions
Commercial/Industrial	$167	$164
Residential	11	11
Total	$178	$175

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
During the third quarter of 2016, Energy Holdings completed its annual review of estimated residual values embedded in the
NRG REMA, LLC (REMA) leveraged leases. The outcome indicated that the revised residual value estimates were lower than the recorded residual values and the decline was deemed to be other than temporary due to the adverse economic conditions experienced by coal generation in PJM, as discussed in Note 3. Early Plant Retirements, negatively impacting the economic outlook of the leased assets. As a result, a pre-tax write-down of $137 million was reflected in Operating Revenues in the quarter ended September 30, 2016, calculated by comparing the gross investment in the leases before and after the revised residual estimates. During the fourth quarter of 2016, Energy Holdings recorded a $10 million pre-tax charge for its best estimate of loss related to the leveraged lease receivables as a result of the current liquidity issues facing REMA, which was reflected in Operating Revenues and is included in Gross Investments in Leases as of December 31, 2016.
During the first quarter of 2017, due to continuing liquidity issues facing REMA, economic challenges facing coal generation in PJM, and based upon an ongoing review of available alternatives as well as certain recent discussions with REMA management, Energy Holdings recorded an additional $55 million pre-tax charge for its current best estimate of loss related to the lease receivables, which was reflected in Operating Revenues and is included in Gross Investments in Leases as of June 30, 2017.
In June 2017, GenOn Energy, Inc. (GenOn) and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. GenOn is a subsidiary of NRG Energy, Inc. and is the parent of REMA. REMA was not included in the GenOn filing. Energy Holdings continues to monitor the restructuring of GenOn and its possible impacts on REMA. During the second quarter of 2017, Energy Holdings completed its review of estimated residual values embedded in its leveraged lease portfolio of generating assets and the outcome indicated that one of the residual value estimates was lower than the recorded residual value due to a further deterioration of market conditions and changes to operating cost estimates. This decline was determined to be other than temporary. As a result, a pre-tax write-down of $7 million was recorded in the quarter ended June 30, 2017. In addition, based on an ongoing review of (i) the liquidity challenges facing REMA and (ii) available alternatives, Energy Holdings recorded an additional $15 million pre-tax charge for its current best estimate of loss related to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

lease receivables. The second quarter 2017 pre-tax write-down and additional charge were reflected in Operating Revenues and are included in Gross Investment in Leases for June 30, 2017.
The following table shows Energy Holdings’ gross and net lease investment as of June 30, 2017 and December 31, 2016, respectively.

	As of	As of
	June 30, 2017	December 31, 2016
	Millions
Lease Receivables (net of Non-Recourse Debt)	$559	$629
Estimated Residual Value of Leased Assets	333	346
Total Investment in Rental Receivables	892	975
Unearned and Deferred Income	(315)	(326)
Gross Investment in Leases	577	649
Deferred Tax Liabilities	(619)	(674)
Net Investment in Leases	$(42)	$(25)

The corresponding receivables associated with the lease portfolio are reflected in the following table, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of June 30, 2017
As of June 30, 2017
Millions
AA	$15
BBB+ — BBB-	317
BB-	133
CC	94
Total	$559

The “BB-” and the “CC” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of June 30, 2017, the gross investment in the leases of such assets, net of non-recourse debt, was $348 million ($(159) million, net of deferred taxes). A more detailed description of such assets under lease, as of June 30, 2017, is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	BB-	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$83	64%	1,036	Gas	BB-	NRG Energy, Inc.
Keystone Station Units 1 and 2	PA	$20	17%	1,711	Coal	CC (A)	REMA
Conemaugh Station Units 1 and 2	PA	$20	17%	1,711	Coal	CC (A)	REMA
Shawville Station Units 1, 2, 3 and 4	PA	$91	100%	596	Gas	CC (A)	REMA

(A)
REMA’s parent company, GenOn, and certain of its subsidiaries (which did not include REMA) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. GenOn is currently engaged in a balance sheet restructuring, which will take an undetermined time to complete. On June 16, 2017, Moody’s downgraded the GenOn Corporate Family Rating to D-PD and provided a rating of Caa1 for REMA.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease structures. These credit enhancement features vary from lease to lease and may include letters of credit or affiliate guarantees. Upon the occurrence of certain defaults, indirect subsidiary companies of Energy Holdings would exercise their rights and seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims. Failure to recover adequate value could ultimately lead to a foreclosure on the assets under lease by the lenders. Although all lease payments are current, PSEG cannot predict the outcome of GenOn’s restructuring process or the possible related impact on REMA. PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments. If lease rejections or foreclosures were to occur, Energy Holdings could potentially record additional pre-tax write-offs up to its gross investment in these facilities and may also be required to accelerate and pay material deferred tax liabilities to the Internal Revenue Service.
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

Note 7. Available-for-Sale Securities
NDT Fund
Power maintains an external master NDT to fund its share of decommissioning costs for its five nuclear facilities upon termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. The funds are managed by third-party investment managers who operate under investment guidelines developed by Power.
Power classifies investments in the NDT Fund as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$699	$305	$(5)	$999
Debt Securities
Government	551	10	(4)	557
Corporate	356	6	(1)	361
Total Debt Securities	907	16	(5)	918
Other Securities	51	—	—	51
Total NDT Available-for-Sale Securities	$1,657	$321	$(10)	$1,968

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$705	$263	$(11)	$957
Debt Securities
Government	518	8	(6)	520
Corporate	337	4	(4)	337
Total Debt Securities	855	12	(10)	857
Other Securities	44	—	—	44
Total NDT Available-for-Sale Securities (A)	$1,604	$275	$(21)	$1,858

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

	As of	As of
	June 30, 2017	December 31, 2016
	Millions
Accounts Receivable	$25	$8
Accounts Payable	$22	$5

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2017				As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$63	$(5)	$—	$—	$120	$(10)	$8	$(1)
Debt Securities
Government (B)	279	(4)	7	—	276	(6)	4	—
Corporate (C)	94	(1)	7	—	139	(3)	15	(1)
Total Debt Securities	373	(5)	14	—	415	(9)	19	(1)
Other Securities	51	—	—	—	—	—	—	—
NDT Available-for-Sale Securities	$487	$(10)	$14	$—	$535	$(19)	$27	$(2)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of June 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)
Debt Securities (Government)—Unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2017.

(C)
Debt Securities (Corporate)—Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2017.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	Millions
Proceeds from NDT Fund Sales (A)	$320	$154	$567	$331
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	$32	$10	$53	$25
Gross Realized Losses	(5)	(6)	(9)	(22)
Net Realized Gains (Losses) on NDT Fund	$27	$4	$44	$3

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $158 million (after-tax) were recognized in Accumulated Other Comprehensive Loss on PSEG’s and Power’s Condensed Consolidated Balance Sheets as of June 30, 2017.

The NDT available-for-sale debt securities held as of June 30, 2017 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$29
1 - 5 years	239
6 - 10 years	223
11 - 15 years	65
16 - 20 years	66
Over 20 years	296
Total NDT Available-for-Sale Debt Securities	$918

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the six months ended June 30, 2017, Other-Than-Temporary Impairments (OTTI) of $4 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
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

	As of June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$22	$—	$—	$22
Debt Securities
Government	85	1	(1)	85
Corporate	113	2	—	115
Total Debt Securities	198	3	(1)	200
Other Securities	2	—	—	2
Total Rabbi Trust Available-for-Sale Securities	$222	$3	$(1)	$224

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$11	$11	$—	$22
Debt Securities
Government	105	—	(2)	103
Corporate	92	1	(2)	91
Total Debt Securities	197	1	(4)	194
Other Securities	1	—	—	1
Total Rabbi Trust Available-for-Sale Securities	$209	$12	$(4)	$217

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2017	December 31, 2016
	Millions
Accounts Receivable	$2	$5
Accounts Payable	$—	$3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of June 30, 2017				As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$—	$—	$—	$—	$—	$—	$—	$—
Debt Securities
Government (B)	29	(1)	1	—	60	(2)	1	—
Corporate (C)	19	—	3	—	46	(2)	3	—
Total Debt Securities	48	(1)	4	—	106	(4)	4	—
Rabbi Trust Available-for-Sale Securities	$48	$(1)	$4	$—	$106	$(4)	$4	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors.

(B)
Debt Securities (Government)—Unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2017.

(C)
Debt Securities (Corporate)—PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2017.

The proceeds from the sales of and the net realized gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	Millions
Proceeds from Rabbi Trust Sales (A)	$93	$36	$144	$61
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$2	$2	$17	$3
Gross Realized Losses	(1)	(1)	(4)	(2)
Net Realized Gains (Losses) on Rabbi Trust	$1	$1	$13	$1

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in the Condensed Consolidated Statements of Operations. Net unrealized gains/losses in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets were immaterial as of June 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust available-for-sale debt securities held as of June 30, 2017 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$1
1 - 5 years	35
6 - 10 years	29
11 - 15 years	6
16 - 20 years	18
Over 20 years	111
Total Rabbi Trust Available-for-Sale Debt Securities	$200

The cost of these securities was determined on the basis of specific identification.
PSEG periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, the Rabbi Trust is invested in an indexed mutual fund. Due to the commingled nature of this fund, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the six months ended June 30, 2017, no OTTIs were recognized on securities in the Rabbi Trust. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
The fair value of the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	June 30, 2017	December 31, 2016
	Millions
PSE&G	$45	$43
Power	55	53
Other	124	121
Total Rabbi Trust Available-for-Sale Securities	$224	$217

Note 8. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
As of December 31, 2016, PSEG merged its three qualified defined benefit pension plans (excluding Servco plans) into one plan, thereby also merging all of the pension plans’ assets. As a result, the total net periodic benefit costs, net of amounts capitalized, decreased by approximately $12 million and $24 million for the three months and six months, ended June 30, 2017, respectively, as compared to the 2017 amounts that would have been recognized had the plans not been merged. This is due to the amortization period for gains and losses for the merged plan resulting in lower amortization than that of the individual plans. No changes were made to the benefit formulas, vesting provisions, or to the employees covered by the plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco.

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	Millions
Components of Net Periodic Benefit Costs
Service Cost	$28	$27	$4	$4	$57	$54	$8	$8
Interest Cost	51	51	16	14	102	101	32	29
Expected Return on Plan Assets	(99)	(99)	(9)	(7)	(197)	(197)	(17)	(15)
Amortization of Net
Prior Service Cost (Credit)	(4)	(5)	(2)	(4)	(9)	(9)	(5)	(7)
Actuarial Loss	25	40	12	10	49	79	25	20
Total Benefit Costs	$1	$14	$21	$17	$2	$28	$43	$35

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	Millions
PSE&G	$(1)	$7	$13	$11	$(2)	$14	$27	$22
Power	1	4	6	5	1	8	13	11
Other	1	3	2	1	3	6	3	2
Total Benefit Costs	$1	$14	$21	$17	$2	$28	$43	$35

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
Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $35 million into its pension plan trusts during 2017. Servco’s pension-related revenues and costs were $8 million and $6 million for the three months ended June 30, 2017 and 2016, respectively, and $17 million and $12 million for the six months ended June 30, 2017 and 2016, respectively. The OPEB-related revenues earned and costs incurred were $1 million and $2 million for the three months and six months ended June 30, 2017. The OPEB-related revenues earned and costs incurred were immaterial for the three months and six months ended June 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of Power’s outstanding guarantees, current exposure and margin positions as of June 30, 2017 and December 31, 2016.

	As of	As of
	June 30, 2017	December 31, 2016
	Millions
Face Value of Outstanding Guarantees	$1,898	$1,806
Exposure under Current Guarantees	$137	$139

Letters of Credit Margin Posted	$142	$157
Letters of Credit Margin Received	$98	$99

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(1)	$(1)
Net Broker Balance Deposited (Received)	$(2)	$57

Additional Amounts Posted:
Other Letters of Credit	$61	$51

As part of determining credit exposure, Power nets receivables and payables with the corresponding net energy contract balances. See Note 11. Financial Risk Management Activities for further discussion. In accordance with PSEG’s accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Condensed Consolidated Balance Sheet. The remaining balances of net cash (received)/deposited after allocation are generally included in Accounts Payable and Receivable, respectively.
In addition to amounts for outstanding guarantees, current exposure and margin positions, PSEG and Power posted letters of credit to support Power’s various other non-energy contractual and environmental obligations. See preceding table. PSEG also issued a $21 million guarantee to support Power’s payment obligations related to construction of a 755 MW gas-fired combined cycle generating station in Maryland. In the event that PSEG were to be downgraded to below investment grade and failed to meet minimum net worth requirements, these guarantees would each have to be replaced by a letter of credit. In June 2017, Power sold its minority equity interest in PennEast and upon disposition, PSEG’s $106 million guarantee that had supported Power’s obligations related to PennEast was terminated.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The CPG, which consisted of 51 members as of June 30, 2017, provided a draft RI and draft FS, both relating to the entire 17 miles of the lower Passaic River, to the EPA on February 18, 2015 and April 30, 2015, respectively. The estimated total cost of the RI/FS is approximately $190 million, which the CPG continues to incur. Of the estimated $190 million, as of June 30, 2017, the CPG had spent approximately $163 million, of which PSEG’s total share was approximately $12 million.
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
Based upon the estimated cost of the ROD Remedy, PSEG’s estimate of PSE&G’s and Power’s shares of that cost, and the continued ability of PSE&G to recover such costs in its rates, PSE&G accrued an additional $36 million Environmental Costs Liability and a corresponding Regulatory Asset and Power accrued an additional $8 million Other Noncurrent Liability and a corresponding O&M Expense in the first quarter of 2016. As of June 30, 2017, these accruals bring the total liability to approximately $57 million, $46 million applicable to PSE&G and $11 million applicable to Power.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In March 2017, the EPA sent a letter to 20 PRPs that are considered by the EPA to have minimal responsibility for the Passaic River’s contamination, offering “cash-out” settlements in return for payments by each PRP of $280,600. The PRPs that settle will be released from their CERCLA remediation liability for the lower 8.3 miles of the lower Passaic River. It is unclear how the EPA made that determination or how many PRPs will accept the proposal. The settlement is subject to a 30 day public comment period that has not yet commenced. The impact of this settlement on PSEG’s responsibility for the remediation of the lower 8.3 miles is not material.
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
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that the estimated cost to remediate all MGP sites to completion could range between $373 million and $430 million through 2021, including its $46 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $373 million as of June 30, 2017. Of this amount, $74 million was recorded in Other Current Liabilities and $299 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $373 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding whether sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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
Clean Water Act (CWA) Permit Renewals
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
In June 2016, the NJDEP issued a final NJPDES permit for Salem with an effective date of August 1, 2016. The final permit does not require installation of cooling towers and allows Salem to continue to operate utilizing the existing once-through cooling water system. The final permit does not mandate specific service water system modifications, but consistent with Section 316 (b) of the CWA, it requires additional studies and the selection of technology to address impingement for the service water system. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed a request challenging the NJDEP’s issuance of the final permit for Salem. The Riverkeeper’s filing does not change the effective date of the permit. If the Riverkeeper’s challenge were successful, Power may be required to incur additional costs to comply with the CWA. Potential cooling water system modification costs could be material and could adversely impact the economic competitiveness of this facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Jersey City, New Jersey Subsurface Feeder Cable Matter
In early October 2016, a discharge of dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City, New Jersey, was identified and reported to the NJDEP. The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison, with PSE&G owning the portion of the cables located in New Jersey and Con Edison owning the portion of the cables located in New York. The NJDEP has declared an emergency and an emergency response action has been undertaken to investigate, contain, remediate and stop the fluid discharge; to assess, repair and restore the cables to good working order, if feasible; and to restore the property. The regulatory agencies overseeing the emergency response, including the U.S. Coast Guard, the NJDEP and the Army Corps of Engineers, have issued multiple notices, orders and directives to the various parties related to this matter. The investigation and response actions related to the fluid discharge are ongoing, making it difficult to determine the timing and potential costs to resolve this matter, as well as responsibility for such costs between PSE&G, Con Edison and NADC. Based on currently available information and the potential scope of the actions necessary to address the leak and remediation work, the costs will likely be material. In addition, the timeline for completing the repairs was extended due to the presence of debris within PSE&G’s easement. In November 2016, PSE&G filed an action in New Jersey Federal Court seeking an order requiring NADC to remove its debris from PSE&G’s easement so that PSE&G and Con Edison may comply with NJDEP and U.S. Coast Guard directives and complete the necessary repairs. NADC subsequently informed PSE&G that it would comply with the U.S. Coast Guard’s order and undertake debris removal activities so that PSE&G and Con Edison can complete the necessary repairs. NADC’s initial debris removal activities were completed in May 2017. Since then, efforts have been ongoing to inspect portions of the pipe-type cables. As of mid-July 2017, the immediate vicinity of the leak appears to have been located and efforts are ongoing to identify the precise leak location and attempt repairs. If the leak cannot be located or if repairs cannot be effectuated at a reasonable cost and within a reasonable time frame, retirement of the affected facilities may be an option to address the leakage.
Steam Electric Effluent Guidelines
In September 2015, the EPA issued a new Effluent Limitation Guidelines Rule (ELG Rule) for steam electric generating units. The rule establishes new best available technology economically achievable (BAT) standards for fly ash transport water, bottom

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ash transport water, flue gas desulfurization and flue gas mercury control wastewater, and gasification wastewater. The EPA provides an implementation period for currently existing discharges of three years or up to eight years if a facility needs more time to implement equipment upgrades and provide supporting information to its permitting authority. In the intervening time period, existing discharge standards continue to apply. Power’s Bridgeport Harbor station and the jointly-owned Keystone and Conemaugh stations, have bottom ash transport water discharges and that are regulated under this rule. Keystone and Conemaugh also have flue gas desulfurization wastewaters regulated by the rule. Power is unable to predict if this rule will have a material impact on its future capital requirements, financial condition and results of operations.
In April 2017, the EPA announced that it had granted a petition for reconsideration of the ELG Rule and issued an administrative stay of the compliance dates in the rule that were the subject of pending litigation. In June 2017, the EPA proposed a rule to postpone the compliance deadlines for the BAT limitations and pretreatment standards for the aforementioned waste streams. Power is unable to determine how this will ultimately impact its compliance requirements or its financial condition and results of operations.
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
PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2014	2015	2016	2017
36-Month Terms Ending	May 2017	May 2018	May 2019	May 2020	(A)
Load (MW)	2,800	2,900	2,800	2,800
$ per MWh	$97.39	$99.54	$96.38	$90.78

(A)	Prices set in the 2017 BGS auction year became effective on June 1, 2017 when the 2014 BGS auction agreements expired.
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
(UNAUDITED)

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
Power also has various long-term fuel purchase commitments for coal through 2021 to support its Keystone and Conemaugh fossil generation stations.
As of June 30, 2017, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2021
Millions
Nuclear Fuel
Uranium	$301
Enrichment	$340
Fabrication	$184
Natural Gas	$1,040
Coal	$331

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
Since September 2014, FERC Staff has been conducting a preliminary, non-public staff investigation into these matters. While considerable uncertainty remains as to the final resolution of these matters, based upon developments in the investigation in the first quarter of 2017, Power believes the disgorgement and interest costs related to the cost-based bidding matter may range between approximately $35 million and $135 million, depending on the legal interpretation of the principles under the PJM Tariff, plus penalties. Since no point within this range is more likely than any other, Power has accrued the low end of this range of $35 million by recording an additional pre-tax charge to income of $10 million during the three months ended March 31, 2017. Power is unable to reasonably estimate the range of possible loss, if any, for the quantity of energy offered matter or the penalties that FERC would impose relating to either the cost-based bidding or quantity of energy matter. However, any of these amounts could be individually material to PSEG and Power.
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
Financial Transmission Rights (FTR) Auction Matter
In January 2017, ER&T received requests from the FERC Office of Enforcement relating to the planning and implementation of ER&T’s participation in PJM’s annual FTR auction for the 2016-2017 planning year and the monthly PJM FTR auctions for February, March and April 2016. PSEG is cooperating with FERC in this matter. PSEG cannot predict the outcome of this matter at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Debt and Credit Facilities

Long-Term Debt Financing Transactions
The following long-term debt transaction occurred in the six months ended June 30, 2017:
PSEG

•
entered into an agreement for a new term loan maturing June 2019. The term loan has a balance of $700 million at an interest rate of 1 month LIBOR + 0.80% and can be terminated at any time without penalty.

PSE&G

•	issued $425 million of 3.00% Secured Medium-Term Notes, Series L due May 2027.

Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
In March 2017, PSEG, Power and PSE&G amended their credit agreements, extending the expiration dates to March 2022. Concurrently, PSEG increased its existing $1 billion in credit facilities to $1.5 billion and Power decreased its existing $2.6 billion in credit facilities to $2.1 billion, which includes two new 3-year $100 million letter of credit facilities that expire in March 2020.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of June 30, 2017, the total available credit capacity was $4.0 billion.
As of June 30, 2017, no single institution represented more than 8% of the total commitments in the credit facilities.
As of June 30, 2017, total credit capacity was in excess of the total anticipated maximum liquidity requirements of PSEG, PSE&G and Power.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs. The total credit facilities and available liquidity as of June 30, 2017 were as follows:

	As of June 30, 2017
Company/Facility	Total Facility	Usage	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$13	$1,487	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$13	$1,487
PSE&G
5-year Credit Facility (A)	$600	$15	$585	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$15	$585
Power
3-year LC Facilities	$200	$140	$60	Mar 2020	Letters of Credit
5-year Credit Facilities	1,900	50	1,850	Mar 2022	Funding/Letters of Credit
Total Power	$2,100	$190	$1,910
Total	$4,200	$218	$3,982

(A)	The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of June 30, 2017, neither PSEG nor PSE&G had amounts outstanding.

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
Commodity Prices
Within PSEG and its affiliate companies, Power has the most exposure to commodity price risk. Power is exposed to commodity price risk relating primarily to changes in the market price of electricity, fossil fuels and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. Power uses a variety of derivative and non-derivative instruments, such as financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity, to manage the exposure to fluctuations in commodity prices and optimize the value of Power’s expected generation. Changes in the fair market value of the derivative contracts are recorded in earnings.
Interest Rates
PSEG, Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, they have used a mix of fixed and floating rate debt and interest rate swaps.
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of June 30, 2017 or December 31, 2016. The fair value hedges reduced interest expense by $2 million and $4 million for the three months and six months ended June 30, 2016.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, related primarily to variable-rate debt instruments. As of June 30, 2017 and December 31, 2016, PSEG had interest rate hedges outstanding totaling $500 million. These hedges convert PSEG’s $500 million variable rate term loan due November 2017 into a fixed rate loan. As of June 30, 2017 and December 31, 2016, the fair value of these hedges was $1 million. There was no ineffectiveness as of June 30, 2017 and December 31, 2016.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to existing and terminated interest rate derivatives designated as cash flow hedges was $2 million as of June 30, 2017 and December 31, 2016. The after-tax unrealized gain expected to be reclassified to earnings during the next 12 months is $1 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of June 30, 2017
	Power (A)			PSEG (A)	Consolidated
	Not Designated			Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$479	$(367)	$112	$1	$113
Noncurrent Assets	268	(178)	90	—	90
Total Mark-to-Market Derivative Assets	$747	$(545)	$202	$1	$203
Derivative Contracts
Current Liabilities	$(373)	$365	$(8)	$—	$(8)
Noncurrent Liabilities	(170)	169	(1)	—	(1)
Total Mark-to-Market Derivative (Liabilities)	$(543)	$534	$(9)	$—	$(9)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$204	$(11)	$193	$1	$194

	As of December 31, 2016
	Power (A)			PSE&G (A)	PSEG (A)	Consolidated
	Not Designated			Not Designated	Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$435	$(273)	$162	$—	$1	$163
Noncurrent Assets	122	(98)	24	—	—	24
Total Mark-to-Market Derivative Assets	$557	$(371)	$186	$—	$1	$187
Derivative Contracts
Current Liabilities	$(285)	$277	$(8)	$(5)	$—	$(13)
Noncurrent Liabilities	(98)	95	(3)	—	—	(3)
Total Mark-to-Market Derivative (Liabilities)	$(383)	$372	$(11)	$(5)	$—	$(16)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$174	$1	$175	$(5)	$1	$171

(A)
Substantially all of Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2017 and December 31, 2016. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2017, net

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

cash collateral (received) paid of $(11) million was netted against the corresponding net derivative contract positions. Of the $(11) million as of June 30, 2017, $(4) million was netted against current assets, $(9) million was netted against noncurrent assets, and $2 million was netted against current liabilities. As of December 31, 2016, net cash collateral (received) paid of $1 million was netted against the corresponding net derivative contract positions. Of the $1 million as of December 31, 2016, $(3) million was netted against noncurrent assets and $4 million was netted against current liabilities.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $16 million and $19 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, Power had the contractual right of offset of $11 million and $9 million, respectively, related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $5 million and $10 million as of June 30, 2017 and December 31, 2016, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months and six months ended June 30, 2017 and 2016.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2017	2016		2017	2016
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$(1)	Interest Expense	$—	$—
Total PSEG	$—	$(1)		$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016		2017	2016
	Millions			Millions
PSEG
Interest Rate Swaps	—	2	Interest Expense	—	—
Total PSEG	$—	$2		$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There were no pre-tax gains (losses) recognized in income on derivatives (ineffective portion) as of June 30, 2017 and 2016.
The following reconciles the AOCI for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2015	$—	$—
Gain Recognized in AOCI	3	2
Less: Gain Reclassified into Income	—	—
Balance as of December 31, 2016	$3	$2
Gain Recognized in AOCI	—	—
Less: Gain Reclassified into Income	—	—
Balance as of June 30, 2017	$3	$2

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and six months ended June 30, 2017 and 2016. Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts for which Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives		Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$113	$(86)	$196	$130
Energy-Related Contracts	Energy Costs	(11)	6	(16)	8
Total PSEG and Power		$102	$(80)	$180	$138

The following reflects the gross volume, on an absolute value basis, of derivatives as of June 30, 2017 and December 31, 2016.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of June 30, 2017
Natural Gas	Dekatherm (Dth)	321	—	321	—
Electricity	MWh	349	—	349	—
Financial Transmission Rights (FTRs)	MWh	6	—	6	—
Interest Rate Swaps	U.S. Dollars	500	500	—	—
As of December 31, 2016
Natural Gas	Dth	357	—	348	9
Electricity	MWh	323	—	323	—
FTRs	MWh	9	—	9	—
Interest Rate Swaps	U.S. Dollars	500	500	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of June 30, 2017, 97% of the net credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).
The following table provides information on Power’s credit risk from others, net of collateral, as of June 30, 2017. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Collateral Held	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$420	$92	$328	1	$130	(A)
Non-Investment Grade	9	—	9	—	—
Total	$429	$92	$337	1	$130

(A)	Represents net exposure of $130 million with PSE&G.
As of June 30, 2017, collateral held from counterparties where Power had credit exposure included $92 million in letters of credit.
As of June 30, 2017, Power had 152 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2017, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of June 30, 2017, PSE&G had no net credit exposure with suppliers, including Power.
PSE&G is permitted to recover its costs of procuring energy through the BPU-approved BGS tariffs. PSE&G’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2017, these consisted primarily of certain electric load contracts and gas contracts.
Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable.
The following tables present information about PSEG’s, PSE&G’s and Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of June 30, 2017
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$367	$—	$367	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$202	$(545)	$9	$732	$6
Interest Rate Swaps (C)	$1	$—	$—	$1	$—
NDT Fund (D)
Equity Securities	$999	$—	$997	$2	$—
Debt Securities—US Treasury	$227	$—	$—	$227	$—
Debt Securities—Govt Other	$330	$—	$—	$330	$—
Debt Securities—Corporate	$361	$—	$—	$361	$—
Other Securities	$51	$—	$51	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—US Treasury	$51	$—	$—	$51	$—
Debt Securities—Govt Other	$34	$—	$—	$34	$—
Debt Securities—Corporate	$115	$—	$—	$115	$—
Other Securities	$2	$—	$2	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(9)	$534	$(6)	$(537)	$—
Interest Rate Swaps (C)	$—	$—	$—	$—	$—
PSE&G
Assets:
Cash Equivalents (A)	$169	$—	$169	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—US Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$7	$—	$—	$7	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
Other Securities	$—	$—	$—	$—	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$202	$(545)	$9	$732	$6
NDT Fund (D)
Equity Securities	$999	$—	$997	$2	$—
Debt Securities—US Treasury	$227	$—	$—	$227	$—
Debt Securities—Govt Other	$330	$—	$—	$330	$—
Debt Securities—Corporate	$361	$—	$—	$361	$—
Other Securities	$51	$—	$51	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—US Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$29	$—	$—	$29	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(9)	$534	$(6)	$(537)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2016
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$365	$—	$365	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$186	$(371)	$17	$533	$7
Interest Rate Swaps (C)	$1	$—	$—	$1	$—
NDT Fund (D)
Equity Securities	$957	$—	$954	$3	$—
Debt Securities—US Treasury	$227	$—	$—	$227	$—
Debt Securities—Govt Other	$293	$—	$—	$293	$—
Debt Securities—Corporate	$337	$—	$—	$337	$—
Other Securities	$44	$—	$44	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—US Treasury	$37	$—	$—	$37	$—
Debt Securities—Govt Other	$66	$—	$—	$66	$—
Debt Securities—Corporate	$91	$—	$—	$91	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(16)	$372	$(18)	$(364)	$(6)
PSE&G
Assets:
Cash Equivalents (A)	$365	$—	$365	$—	$—
Derivative Contracts:
Energy Related Contracts (B)	$—	$—	$—	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—US Treasury	$7	$—	$—	$7	$—
Debt Securities—Govt Other	$13	$—	$—	$13	$—
Debt Securities—Corporate	$18	$—	$—	$18	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(5)	$—	$—	$—	$(5)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$186	$(371)	$17	$533	$7
NDT Fund (D)
Equity Securities	$957	$—	$954	$3	$—
Debt Securities—US Treasury	$227	$—	$—	$227	$—
Debt Securities—Govt Other	$293	$—	$—	$293	$—
Debt Securities—Corporate	$337	$—	$—	$337	$—
Other Securities	$44	$—	$44	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—US Treasury	$9	$—	$—	$9	$—
Debt Securities—Govt Other	$16	$—	$—	$16	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(11)	$372	$(18)	$(364)	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)	Represents money market mutual funds.

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
Level 3—Unobservable inputs are used for the valuation of certain contracts. See “Additional Information Regarding Level 3 Measurements” below for more information on the utilization of unobservable inputs.

(C)
Interest rate swaps are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

(D)
The fair value measurement tables exclude an immaterial amount of cash as of June 30, 2017 and $1 million as of December 31, 2016, which is part of the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities classified as “available for sale.” The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities classified as “available for sale” as of June 30, 2017. The Rabbi Trust maintained investments in a S&P 500 index fund and various securities classified as “available for sale” as of December 31, 2016. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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
Level 2—NDT and Rabbi Trust fixed income securities include primarily investment grade corporate bonds, collateralized mortgage obligations, asset backed securities and certain government and US Treasury obligations or Federal Agency asset-backed securities and municipal bonds with a wide range of maturities. Since many fixed income securities do not trade on a daily basis, they are priced using an evaluated pricing methodology that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The preferred stocks are not actively traded on a daily basis and therefore, are also priced using an evaluated pricing methodology. Certain short-term investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield.

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of June 30, 2017, net cash collateral (received) paid of $(11) million was netted against the corresponding net derivative contract positions. Of the $(11) million as of June 30, 2017, $(13) million of cash collateral was netted against assets, and $2 million was netted against liabilities. As of December 31, 2016, net cash collateral (received) paid of $1 million was netted against the corresponding net derivative contract positions. Of the $1 million of cash collateral as of December 31, 2016, $(3) million was netted against assets, and $4 million was netted against liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
For PSE&G, the natural gas supply contract was measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors, as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. The fair value of Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The following tables provide details surrounding significant Level 3 valuations as of June 30, 2017 and December 31, 2016.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	June 30, 2017		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$5	$—	Discounted Cash flow	Historic Load Variability	0% to +10%
Gas (A)	Other	1	—
Total Power		$6	$—
Total PSEG		$6	$—

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2016		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contract	$—	$(5)	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$—	$(5)
Power
Electricity	Electric Load Contracts	$7	$(1)	Discounted Cash Flow	Historic Load Variability	0% to +10%
Gas (A)	Other	—	—
Total Power		$7	$(1)
Total PSEG		$7	$(6)

(A)	Includes gas positions which were immaterial as of June 30, 2017 and December 31, 2016.
Significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where Power is a seller, an increase in the load variability would decrease the fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended June 30, 2017 and June 30, 2016, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis for the Three Months and Six Months Ended June 30, 2017

	Three Months Ended June 30, 2017
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of April 1, 2017	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2017
	Millions
PSEG
Net Derivative Assets (Liabilities)	$3	$7	$(1)	$—	$(3)	$—	$6
PSE&G
Net Derivative Assets (Liabilities)	$1	$—	$(1)	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$2	$7	$—	$—	$(3)	$—	$6

	Six Months Ended June 30, 2017
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2017	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2017
	Millions
PSEG
Net Derivative Assets (Liabilities)	$1	$26	$5	$—	$(25)	$(1)	$6
PSE&G
Net Derivative Assets (Liabilities)	$(5)	$—	$5	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$6	$26	$—	$—	$(25)	$(1)	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2016

	Three Months Ended June 30, 2016
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of April 1, 2016	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2016
	Millions
PSEG
Net Derivative Assets (Liabilities)	$21	$1	$(12)	$—	$(5)	$—	$5
PSE&G
Net Derivative Assets (Liabilities)	$10	$—	$(12)	$—	$—	$—	$(2)
Power
Net Derivative Assets (Liabilities)	$11	$1	$—	$—	$(5)	$—	$7

	Six Months Ended June 30, 2016
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2016	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2016

PSEG
Net Derivative Assets (Liabilities)	$13	$16	$(4)	$—	$(20)	$—	$5
PSE&G
Net Derivative Assets (Liabilities)	$2	$—	$(4)	$—	$—	$—	$(2)
Power
Net Derivative Assets (Liabilities)	$11	$16	$—	$—	$(20)	$—	$7

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $7 million and $26 million in Operating Income for the three months and six months ended June 30, 2017, respectively. Of the $7 million in Operating Income, $4 million is unrealized. Of the $26 million in Operating Income, $1 million is unrealized.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Accumulated Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)
Represents $(3) million and $(25) million in settlements for the three months and six months ended June 30, 2017, respectively. Represents $(5) million and $(20) million in settlements for the three months and six months ended June 30, 2016, respectively.

(D)
During the three months ended June 30, 2017 there were no transfers in to or out of Level 3. During the six months ended June 30, 2017, $(1) million of net derivatives assets/liabilities were transferred from Level 2 to Level 3. There were no transfers in to or out of Level 3 during three months and six months ended June 30, 2016.

(E)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $1 million and $16 million in Operating Income for the three months and six months ended June 30, 2016, respectively. Of the $1 million in Operating Income, $(4) million is unrealized. Of the $16 million in Operating Income, $(4) million is unrealized.

As of June 30, 2017, PSEG carried $2.8 billion of net assets that are measured at fair value on a recurring basis, of which $6 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of June 30, 2016, PSEG carried $2.8 billion of net assets that are measured at fair value on a recurring basis, of which $5 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of June 30, 2017 and December 31, 2016.

	As of		As of
	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$1,895	$1,888	$1,195	$1,185
PSE&G (B)	8,242	8,900	7,818	8,240
Power - Recourse Debt (B)	2,384	2,646	2,382	2,578
Total Long-Term Debt	$12,521	$13,434	$11,395	$12,003

(A)
As of June 30, 2017, fair value includes a $700 million floating rate term loan term loan in addition to the $500 million floating rate term loan and net offsets as of December 31, 2016. The fair values of the term loan debt (Level 2 measurement) were considered to be equal to the carrying values because the interest payments are based on LIBOR rates that are reset monthly.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Other Income and Deductions

Other Income	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2017
NDT Fund Gains, Interest, Dividend and Other Income	$—	$45	$—	$45
Allowance for Funds Used During Construction	14	—	—	14
Rabbi Trust Realized Gains, Interest and Dividends	1	1	2	$4
Solar Loan Interest	5	—	—	5
Other	2	—	—	2
Total Other Income	$22	$46	$2	$70
Six Months Ended June 30, 2017
NDT Fund Gains, Interest, Dividend and Other Income	$—	$76	$—	$76
Allowance for Funds Used During Construction	28	—	—	28
Rabbi Trust Realized Gains, Interest and Dividends	4	5	11	20
Solar Loan Interest	10	—	—	10
Other	5	3	—	8
Total Other Income	$47	$84	$11	$142
Three Months Ended June 30, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$23	$—	$23
Allowance for Funds Used During Construction	10	—	—	10
Rabbi Trust Realized Gains, Interest and Dividends	1	1	1	$3
Solar Loan Interest	5	—	—	5
Other	3	1	(1)	3
Total Other Income	$19	$25	$—	$44
Six Months Ended June 30, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$48	$—	$48
Allowance for Funds Used During Construction	21	—	—	21
Rabbi Trust Realized Gains, Interest and Dividends	1	2	3	6
Solar Loan Interest	11	—	—	11
Other	6	1	(1)	6
Total Other Income	$39	$51	$2	$92

Other Deductions	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2017
NDT Fund Realized Losses and Expenses	$—	$6	$—	$6
Other	1	1	1	3
Total Other Deductions	$1	$7	$1	$9
Six Months Ended June 30, 2017
NDT Fund Realized Losses and Expenses	$—	$13	$—	$13
Other	2	1	4	7
Total Other Deductions	$2	$14	$4	$20
Three Months Ended June 30, 2016
NDT Fund Realized Losses and Expenses	$—	$8	$—	$8
Other	1	1	—	2
Total Other Deductions	$1	$9	$—	$10
Six Months Ended June 30, 2016
NDT Fund Realized Losses and Expenses	$—	$26	$—	$26
Other	2	1	2	5
Total Other Deductions	$2	$27	$2	$31

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Income Taxes
PSEG’s, PSE&G’s and Power’s effective tax rates for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
PSEG	35.1%	32.7%	28.3%	36.2%
PSE&G	37.2%	35.4%	36.7%	36.1%
Power	39.0%	50.0%	40.0%	39.5%

For the three months and six months ended June 30, 2017, the differences in PSEG’s effective tax rates as compared to the same periods in the prior year as well as to the statutory tax rate of 40.85%, were due primarily to changes in uncertain tax positions, plant and other flow-through items. For the six months ended June 30, 2017, the effective tax rate was also favorably impacted by interest from a New Jersey State income tax refund.
For the three months and six months ended June 30, 2017, the differences in PSE&G’s effective tax rates as compared to the same periods in the prior year as well as to the statutory tax rate of 40.85%, were due primarily to changes in uncertain tax positions, plant and other flow-through items.
For the three months ended June 30, 2017, the differences in Power’s effective tax rate as compared to the same period in the prior year as well as to the statutory tax rate of 40.85%, were due primarily to changes in uncertain tax positions, ITC and manufacturing deduction.
The Protecting Americans from Tax Hikes Act of 2015 (Tax Act) extended the 50% bonus depreciation rules for qualified property placed in service from January 1, 2015 through December 31, 2017. The rate is reduced to 40% and 30% for eligible property placed in service in 2018 and 2019, respectively. On May 8, 2017 the IRS issued guidance allowing for 50% bonus depreciation on long production property that is placed in service in 2018. For long production property placed in service in 2019, qualified costs incurred before January 1, 2019 is afforded a 40% rate, while qualified costs incurred during 2019 receives a 30% rate. For long production property placed in service in 2020, subject to a written binding contract entered into before 2020, a 30% rate is allowed for qualified costs incurred before January 1, 2020, with a 0% rate thereafter. The Tax Act also extended the 30% ITC for qualified property placed in service starting January 1, 2016 through December 31, 2019 but reduces the ITC rate to 26% and 22% for projects commenced in 2020 and 2021, respectively. The financial impact of the extensions of the ITC rate will depend upon future transactions.
This provision has generated significant cash tax benefits for PSEG, PSE&G and Power through tax benefits related to the accelerated depreciation. These tax benefits would have otherwise been received over an estimated average 20 year period. However, these tax benefits will have a negative impact on the rate base of several of PSE&G’s programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2017	$2	$(392)	$148	$(242)
Other Comprehensive Income before Reclassifications	—	—	23	23
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	6	(13)	(7)
Net Current Period Other Comprehensive Income (Loss)	—	6	10	16
Balance as of June 30, 2017	$2	$(386)	$158	$(226)

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2016	$2	$(378)	$107	$(269)
Other Comprehensive Income before Reclassifications	(1)	—	8	7
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	8	2	10
Net Current Period Other Comprehensive Income (Loss)	(1)	8	10	17
Balance as of June 30, 2016	$1	$(370)	$117	$(252)

PSEG	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$2	$(398)	$133	$(263)
Other Comprehensive Income before Reclassifications	—	—	53	53
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	12	(28)	(16)
Net Current Period Other Comprehensive Income (Loss)	—	12	25	37
Balance as of June 30, 2017	$2	$(386)	$158	$(226)

PSEG	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(386)	$91	$(295)
Other Comprehensive Income before Reclassifications	1	—	18	19
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	16	8	24
Net Current Period Other Comprehensive Income (Loss)	1	16	26	43
Balance as of June 30, 2016	$1	$(370)	$117	$(252)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2017	$—	$(335)	$148	$(187)
Other Comprehensive Income before Reclassifications	—	—	22	22
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(12)	(7)
Net Current Period Other Comprehensive Income (Loss)	—	5	10	15
Balance as of June 30, 2017	$—	$(330)	$158	$(172)

Power	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2016	$—	$(320)	$103	$(217)
Other Comprehensive Income before Reclassifications	—	—	6	6
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	3	10
Net Current Period Other Comprehensive Income (Loss)	—	7	9	16
Balance as of June 30, 2016	$—	$(313)	$112	$(201)

Power	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$—	$(340)	$129	$(211)
Other Comprehensive Income before Reclassifications	—	—	50	50
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	10	(21)	(11)
Net Current Period Other Comprehensive Income (Loss)	—	10	29	39
Balance as of June 30, 2017	$—	$(330)	$158	$(172)

Power	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(327)	$87	$(240)
Other Comprehensive Income before Reclassifications	—	—	16	16
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	14	9	23
Net Current Period Other Comprehensive Income (Loss)	—	14	25	39
Balance as of June 30, 2016	$—	$(313)	$112	$(201)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2017			June 30, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$2	$(1)	$1	$4	$(2)	$2
Amortization of Actuarial Loss	O&M Expense	(12)	5	(7)	(24)	10	(14)
Total Pension and OPEB Plans		(10)	4	(6)	(20)	8	(12)
Available-for-Sale Securities
Realized Gains	Other Income	34	(17)	17	70	(34)	36
Realized Losses	Other Deductions	(6)	4	(2)	(13)	7	(6)
OTTI	OTTI	(3)	1	(2)	(4)	2	(2)
Total Available-for-Sale Securities		25	(12)	13	53	(25)	28
Total		$15	$(8)	$7	$33	$(17)	$16

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2016			June 30, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$3	$(1)	$2	$6	$(2)	$4
Amortization of Actuarial Loss	O&M Expense	(17)	7	(10)	(34)	14	(20)
Total Pension and OPEB Plans		(14)	6	(8)	(28)	12	(16)
Available-for-Sale Securities
Realized Gains	Other Income	12	(6)	6	28	(14)	14
Realized Losses	Other Deductions	(7)	4	(3)	(24)	12	(12)
OTTI	OTTI	(10)	5	(5)	(20)	10	(10)
Total Available-for-Sale Securities		(5)	3	(2)	(16)	8	(8)
Total		$(19)	$9	$(10)	$(44)	$20	$(24)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2017			June 30, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$2	$(1)	$1	$4	$(2)	$2
Amortization of Actuarial Loss	O&M Expense	(10)	4	(6)	(21)	9	(12)
Total Pension and OPEB Plans		(8)	3	(5)	(17)	7	(10)
Available-for-Sale Securities
Realized Gains	Other Income	32	(16)	16	57	(29)	28
Realized Losses	Other Deductions	(5)	3	(2)	(10)	5	(5)
OTTI	OTTI	(3)	1	(2)	(4)	2	(2)
Total Available-for-Sale Securities		24	(12)	12	43	(22)	21
Total		$16	$(9)	$7	$26	$(15)	$11

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2016			June 30, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$2	$(1)	$1	$5	$(2)	$3
Amortization of Actuarial Loss	O&M Expense	(14)	6	(8)	(29)	12	(17)
Total Pension and OPEB Plans		(12)	5	(7)	(24)	10	(14)
Available-for-Sale Securities
Realized Gains	Other Income	10	(5)	5	25	(13)	12
Realized Losses	Other Deductions	(6)	3	(3)	(22)	11	(11)
OTTI	OTTI	(10)	5	(5)	(20)	10	(10)
Total Available-for-Sale Securities		(6)	3	(3)	(17)	8	(9)
Total		$(18)	$8	$(10)	$(41)	$18	$(23)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$109	$109	$187	$187	$223	$223	$658	$658
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	505	505	505	505	505	505	505	505
Effect of Stock Based Compensation Awards	—	2	—	3	—	2	—	3
Total Shares	505	507	505	508	505	507	505	508

EPS
Net Income	$0.22	$0.22	$0.37	$0.37	$0.44	$0.44	$1.30	$1.30

There were approximately 0.3 million of stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect for each of the three month and six month periods ended June 30, 2017 and June 30, 2016.
Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2017	2016	2017	2016
Per Share	$0.43	$0.41	$0.86	$0.82
In Millions	$217	$208	$435	$415

On July 18, 2017, PSEG’s Board of Directors approved a $0.43 per share common stock dividend for the third quarter of 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Financial Information by Business Segment

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended June 30, 2017
Total Operating Revenues	$1,368	$929	$116	$(280)	$2,133
Net Income (Loss)	208	(97)	(2)	—	109
Gross Additions to Long-Lived Assets	641	269	9	—	919
Six Months Ended June 30, 2017
Operating Revenues	$3,180	$2,213	$199	$(867)	$4,725
Net Income (Loss)	507	(267)	(17)	—	223
Gross Additions to Long-Lived Assets	1,389	576	16	—	1,981
Three Months Ended June 30, 2016
Total Operating Revenues	$1,350	$714	$127	$(286)	$1,905
Net Income (Loss)	179	(11)	19	—	187
Gross Additions to Long-Lived Assets	631	265	10	—	906
Six Months Ended June 30, 2016
Operating Revenues	$3,062	$2,027	$249	$(817)	$4,521
Net Income (Loss)	441	181	36	—	658
Gross Additions to Long-Lived Assets	1,355	598	18	—	1,971
As of June 30, 2017
Total Assets	$27,273	$11,619	$2,425	$(793)	$40,524
Investments in Equity Method Subsidiaries	$—	$91	$—	$—	$91
As of December 31, 2016
Total Assets	$26,288	$12,193	$2,373	$(784)	$40,070
Investments in Equity Method Subsidiaries	$—	$102	$—	$—	$102

(A)
Includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

(B)
Intercompany eliminations relate primarily to intercompany transactions between PSE&G and Power. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between PSE&G and Power, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between PSE&G and Power, see Note 18. Related-Party Transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2017	2016	2017	2016
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$296	$297	$895	$842
Administrative Billings from Services (B)	79	82	144	151
Total Billings from Affiliates	$375	$379	$1,039	$993

	As of	As of
Related-Party Transactions	June 30, 2017	December 31, 2016
	Millions
Receivables from PSEG (C)	$20	$76
Payable to Power (A)	$90	$193
Payable to Services (B)	56	67
Accounts Payable—Affiliated Companies	$146	$260
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$115	$130

Power
The financial statements for Power include transactions with related parties as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2017	2016	2017	2016
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$296	$297	$895	$842
Billings from Affiliates:
Administrative Billings from Services (B)	$42	$45	$78	$90

	As of	As of
Related-Party Transactions	June 30, 2017	December 31, 2016
	Millions
Receivables from PSE&G (A)	$90	$193
Receivables from PSEG (C)	49	12
Accounts Receivable—Affiliated Companies	$139	$205
Payable to Services (B)	$20	$25
Accounts Payable—Affiliated Companies	$20	$25
Short-Term Loan Due (to) from Affiliate (E)	$233	$87
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$93	$77

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Guarantees of Debt
Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries, as of June 30, 2017 and December 31, 2016 and for the three months and six months ended June 30, 2017 and 2016.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended June 30, 2017
Operating Revenues	$—	$910	$47	$(28)	$929
Operating Expenses	(2)	1,103	43	(28)	1,116
Operating Income (Loss)	2	(193)	4	—	(187)
Equity Earnings (Losses) of Subsidiaries	(93)	(4)	5	97	5
Other Income	22	56	2	(34)	46
Other Deductions	—	(7)	—	—	(7)
Other-Than-Temporary Impairments	—	(3)	—	—	(3)
Interest Expense	(34)	(9)	(4)	34	(13)
Income Tax Benefit (Expense)	6	60	(4)	—	62
Net Income (Loss)	$(97)	$(100)	$3	$97	$(97)
Comprehensive Income (Loss)	$(82)	$(91)	$3	$88	$(82)
Six Months Ended June 30, 2017
Operating Revenues	$—	$2,180	$99	$(66)	$2,213
Operating Expenses	2	2,672	95	(66)	2,703
Operating Income (Loss)	(2)	(492)	4	—	(490)
Equity Earnings (Losses) of Subsidiaries	(254)	(5)	8	259	8
Other Income	47	97	2	(62)	84
Other Deductions	(1)	(13)	—	—	(14)
Other-Than-Temporary Impairments	—	(4)	—	—	(4)
Interest Expense	(64)	(18)	(9)	62	(29)
Income Tax Benefit (Expense)	7	171	—	—	178
Net Income (Loss)	$(267)	$(264)	$5	$259	$(267)
Comprehensive Income (Loss)	$(228)	$(234)	$5	$229	$(228)
Six Months Ended June 30, 2017
Net Cash Provided By (Used In) Operating Activities	$(32)	$802	$111	$51	$932
Net Cash Provided By (Used In) Investing Activities	$683	$178	$(241)	$(1,355)	$(735)
Net Cash Provided By (Used In) Financing Activities	$(651)	$(978)	$146	$1,304	$(179)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended June 30, 2016
Operating Revenues	$—	$700	$46	$(32)	$714
Operating Expenses	2	716	40	(32)	726
Operating Income (Loss)	(2)	(16)	6	—	(12)
Equity Earnings (Losses) of Subsidiaries	(1)	1	4	—	4
Other Income	17	30	—	(22)	25
Other Deductions	—	(9)	—	—	(9)
Other-Than-Temporary Impairments	—	(10)	—	—	(10)
Interest Expense	(31)	(7)	(4)	22	(20)
Income Tax Benefit (Expense)	6	3	2	—	11
Net Income (Loss)	$(11)	$(8)	$8	$—	$(11)
Comprehensive Income (Loss)	$5	$1	$8	$(9)	$5
Six Months Ended June 30, 2016
Operating Revenues	$—	$2,002	$88	$(63)	$2,027
Operating Expenses	12	1,668	79	(63)	1,696
Operating Income (Loss)	(12)	334	9	—	331
Equity Earnings (Losses) of Subsidiaries	204	—	6	(204)	6
Other Income	34	62	—	(45)	51
Other Deductions	—	(27)	—	—	(27)
Other-Than-Temporary Impairments	—	(20)	—	—	(20)
Interest Expense	(61)	(17)	(9)	45	(42)
Income Tax Benefit (Expense)	16	(137)	3	—	(118)
Net Income (Loss)	$181	$195	$9	$(204)	$181
Comprehensive Income (Loss)	$220	$220	$9	$(229)	$220
Six Months Ended June 30, 2016
Net Cash Provided By (Used In) Operating Activities	$337	$777	$159	$(356)	$917
Net Cash Provided By (Used In) Investing Activities	$(1,287)	$(504)	$(395)	$579	$(1,607)
Net Cash Provided By (Used In) Financing Activities	$951	$(273)	$239	$(223)	$694

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of June 30, 2017
Current Assets	$4,156	$1,257	$182	$(4,213)	$1,382
Property, Plant and Equipment, net	56	5,244	2,526	—	7,826
Investment in Subsidiaries	4,015	340	—	(4,355)	—
Noncurrent Assets	184	2,225	119	(117)	2,411
Total Assets	$8,411	$9,066	$2,827	$(8,685)	$11,619
Current Liabilities	$88	$3,156	$1,648	$(4,213)	$679
Noncurrent Liabilities	543	2,195	539	(117)	3,160
Long-Term Debt	2,384	—	—	—	2,384
Member’s Equity	5,396	3,715	640	(4,355)	5,396
Total Liabilities and Member’s Equity	$8,411	$9,066	$2,827	$(8,685)	$11,619
As of December 31, 2016
Current Assets	$4,412	$1,593	$152	$(4,697)	$1,460
Property, Plant and Equipment, net	55	6,145	2,320	—	8,520
Investment in Subsidiaries	4,249	344	—	(4,593)	—
Noncurrent Assets	168	2,016	129	(100)	2,213
Total Assets	$8,884	$10,098	$2,601	$(9,390)	$12,193
Current Liabilities	$171	$3,752	$1,454	$(4,697)	$680
Noncurrent Liabilities	532	2,398	502	(100)	3,332
Long-Term Debt	2,382	—	—	—	2,382
Member’s Equity	5,799	3,948	645	(4,593)	5,799
Total Liabilities and Member’s Equity	$8,884	$10,098	$2,601	$(9,390)	$12,193

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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

PSEG’s other direct wholly owned subsidiaries include PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily has investments in leveraged leases; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) electric transmission and distribution (T&D) system under an Operations and Services Agreement contractual agreement; and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
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

Financial Results
The results for PSEG, PSE&G and Power for the three months and six months ended June 30, 2017 and 2016 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Earnings (Losses)	2017	2016	2017	2016
	Millions
PSE&G	$208	$179	$507	$441
Power (A)	(97)	(11)	(267)	181
Other (B)	(2)	19	(17)	36
PSEG Net Income	$109	$187	$223	$658

PSEG Net Income Per Share (Diluted)	$0.22	$0.37	$0.44	$1.30

(A)
Includes after-tax expenses of $229 million and $563 million in the three months and six months ended June 30, 2017, respectively, primarily for accelerated depreciation related to the early retirement of Power’s Hudson and Mercer coal/gas generation plants. See Item 1. Note 3. Early Plant Retirements for additional information.

(B)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded after-tax charges of $13 million and $45 million related to its investments in NRG REMA, LLC’s leveraged leases in the three months and six months ended June 30, 2017, respectively. See Item 1. Note 6. Financing Receivables for additional information.

Power’s results above include the realized gains, losses and earnings on the Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity and the impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$14	$(1)	$22	$(6)
Non-Trading MTM Gains (Losses) (C)	$21	$(101)	$27	$(88)

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

(B)	Net of tax (expense) benefit of $(16) million, $(1) million, $(25) million and $2 million for the three and six months ended June 30, 2017 and 2016, respectively.

(C)	Net of tax (expense) benefit of $(15) million $70 million, $(19) million and $61 million for the three and six months ended June 30, 2017 and 2016, respectively.
Our $78 million and $435 million decreases in Net Income for the three months and six months ended June 30, 2017, respectively, were driven primarily by

•	accelerated depreciation related to the early retirement of our Hudson and Mercer coal/gas generation units at Power (see Item 1. Note 3. Early Plant Retirements), and

•	charges related to leveraged lease investments (see Item 1. Note 6. Financing Receivables).
These decreases were partially offset by

•	MTM gains in 2017 as compared to MTM losses in 2016,

•	higher transmission revenues, and

•	higher realized gains in the NDT Fund.
During the first six months of 2017, we maintained a strong balance sheet. We continued to effectively deploy capital without the need for additional equity, while our solid credit ratings aided our ability to access capital and credit markets. The greater emphasis on capital spending for projects on which we receive contemporaneous returns at PSE&G, our regulated utility, in recent years has yielded strong results, which when combined with the cash flow generated by Power, our merchant generator and power marketer, has allowed us to increase our dividend. These actions to transition our business to meet market conditions and investor expectations reflect our long-term approach to managing our company. Our focus has been to invest capital in T&D and other infrastructure projects aimed at maintaining service reliability to our customers and bolstering our system resiliency. At Power, we strive to improve performance and reduce costs in order to enhance the value of our generation fleet in light of low gas prices, environmental considerations and competitive market forces that reward efficiency and reliability.
At PSE&G, we continue to invest in transmission projects that focus on reliability improvements and replacement of aging infrastructure, including our $275 million Newark Switch project that was approved by PJM in July 2017. We also continue to make investments to improve the resiliency of our gas and electric distribution system as part of our Energy Strong program that was approved by the BPU in 2014 and to seek recovery on such investments. We also continue to modernize PSE&G’s gas distribution systems as part of our Gas System Modernization Program (GSMP) that was approved by the BPU in late 2015. Over the past few years, these types of investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G.
As a result of our Energy Strong Order from the BPU, we will be required to file a distribution base rate case proceeding by no later than November 1, 2017. The case will provide PSE&G with the opportunity to reset assumptions on sales and O&M growth as well as provide the opportunity to recover investments not recognized in various clause mechanisms since our last base rate proceeding in 2010, and to recover prior approved storm costs. PSE&G, as part of the filing, will also request approval for a de-coupling of electric revenue from sales. We cannot predict when the distribution base rate will be approved by the BPU and the impact this proceeding will have on our distribution business.
In July, we filed for a petition with the BPU for GSMP II, a five-year extension of GSMP, which would accelerate the pace of replacement of our aging cast iron and unprotected steel mains and associated service. We proposed to invest up to $540 million per year over this five-year program beginning in 2019. In July, we also reached an agreement in principle with the BPU Staff and Rate Counsel for an extension of our Energy Efficiency program. For additional information, see Part II, Item 5. Other Information.
Although the weather in the first three months of 2017 was warmer than normal, Power’s results saw a continuing benefit from access to natural gas supplies through existing firm pipeline transportation contracts. Power manages these contracts for the benefit of PSE&G’s customers through the BGSS arrangement. The contracts are sized to provide for delivery of a reliable gas supply to PSE&G customers on peak winter demand days. When pipeline capacity beyond the customers’ needs is available, Power can use it to make third-party sales and if excess volume remains after the third-party sales, supply gas to its generating units in New Jersey. Alternatively, gas supply and pipeline capacity constraints could adversely impact our ability to meet the needs of our utility customers and generating units.
Power’s hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business. Power’s hedging program in combination with expected revenues from the capacity market mechanisms and certain ancillary service payments, such as reactive power, has secured approximately 60% of its estimated gross margin for the 2017-2019 period.
Our investments in Keys Energy Center (Keys), Sewaren 7 and Bridgeport Harbor Station 5 (BH5) reflect our recognition of the value of opportunistic growth in the Power business. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and are expected to improve our financial performance.
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced as being at risk for early retirement. This situation is generally due to low natural gas prices, and the related decline in market prices of energy, resulting from the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities and both federal and state-level policies that provide financial incentives to renewable energy such as wind and solar, but generally do not apply to nuclear generating stations. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet.
If trends noted above continue or worsen, our nuclear generating units could cease being economically competitive which may cause us to retire such units prior to the end of their useful lives. The costs associated with any such potential retirement, which may include, among other things, accelerated D&A or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs, and additional funding of nuclear decommissioning trust funds would likely have a material adverse impact on future financial results. We continue to advocate for sound policies that recognize nuclear power as a source of reliable and air emissions free energy and an important part of a diverse and reliable energy portfolio. See Item 1. Note 3. Early Plant Retirements for additional information.
A number of states have either taken action or are investigating the situation faced by nuclear generating units. Recently, courts in Illinois and New York upheld challenges to the programs which established zero emissions credits (ZECs), recognizing the importance of nuclear units for providing air emissions free energy.
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
Transmission
In April 2017, the PJM Board announced that it would be lifting the previously disclosed suspension of the Artificial Island transmission project and approved the award to PSE&G of the construction of necessary upgrade work at a cost of approximately $130 million. Also, in April 2017, PJM submitted a proposal to FERC concerning the cost responsibility assigned to certain entities, including PSE&G, for the Artificial Island project.
There are several matters pending before FERC that concern the allocation of costs associated with transmission projects being constructed by PSE&G. Regardless of how these proceedings are resolved, PSE&G’s ability to recover the costs of these projects will not be affected. However, the result of these proceedings could ultimately impact the amount of costs borne by ratepayers in New Jersey. In addition, as a basic generation service (BGS) supplier, Power provides services that include specified transmission costs. If the allocation of the costs associated with the transmission projects were to increase these BGS-related transmission costs, BGS suppliers may be entitled to recovery, subject to BPU approval. We do not believe that these matters will have a material effect on Power’s business or results of operations.
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
Wholesale Power Market Design
Capacity market design, including the Reliability Pricing Model (RPM) in PJM, remains an important focus for us. During 2015, PJM implemented a new “Capacity Performance” (CP) mechanism that created a more robust capacity product with enhanced incentives for performance during emergency conditions and significant penalties for non-performance. The CP product was implemented fully in the May 2017 RPM auction for the 2020-2021 Delivery Year. Subsequent to its implementation, FERC approved changes to the CP construct that will enhance the participation of intermittent and demand response resources (seasonal resources). However, two complaints remain pending that ask FERC to investigate the rules governing the participation of seasonal resources and extend the participation of the base resources for future auctions.
In May 2017, PJM announced the results of the RPM capacity auction for the 2020-2021 delivery year. Power cleared approximately 7,800 MW of its generating capacity at an average price of $174 per MW-day for the 2020-2021 delivery period. In the two prior capacity auctions covering the 2019-2020 and 2018-2019 delivery years, Power cleared approximately 8,900 MW at an average price of $116 and approximately 8,700 MW at an average price of $215 per MW-day, respectively. Prices in the most recent auction reflect PJM’s downwardly-revised demand forecast, changes in the emergency transfer limits due to transmission expansion and the effects of both the new generation and uncleared generation from the prior year’s auction.
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
Distribution
In June 2017, the BPU issued proposed Infrastructure Investment Program (IIP) regulations that would allow utilities to construct, install, or remediate utility plant and facilities related to reliability, resiliency, and/or safety to support the provision of safe and adequate service. Under the proposed regulations, utilities could seek authority to make specified infrastructure investments in programs extending for up to five years with accelerated cost recovery mechanisms. The BPU characterized the

IIP regulations as a regulatory initiative intended to create a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing infrastructure that enhances reliability, resiliency, and/or safety. The proposed regulations will be subject to comment from interested parties.
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
FERC Compliance
Since September 2014, FERC Staff has been conducting a preliminary non-public investigation regarding errors in the calculation of certain components of Power’s cost-based bids for its New Jersey fossil generating units in the PJM energy market and the quantity of energy that Power offered into the energy market for its fossil peaking units compared to the amounts for which Power was compensated in the capacity market for those units. While considerable uncertainty remains as to the final resolution of these matters, based upon developments in the investigation in the first quarter of 2017, Power believes the disgorgement and interest costs related to the cost-based bidding matter may range between approximately $35 million and $135 million, depending on the legal interpretation of the principles under the PJM Tariff, plus penalties. Since no point within this range is more likely than any other, Power has accrued the low end of this range of $35 million by recording an additional pre-tax charge to income of $10 million during the three months ended March 31, 2017. PSEG is unable to reasonably estimate the range of possible loss, if any, for the quantity of energy offered matter or the penalties that FERC would impose relating to either the cost-based bidding or quantity of energy matter. However, any of these amounts could be individually material to PSEG and Power. We cannot predict the final outcome of these matters. For additional information, see Item 1. Note 9. Commitments and Contingent Liabilities.
Early Retirement of Hudson and Mercer Units
On June 1, 2017, Power completed its previously announced retirement of the generation operations of the existing coal/gas units at the Hudson and Mercer generating stations. The decision to retire the Hudson and Mercer units had a material effect on PSEG’s and Power’s results of operations in 2016 and continues to adversely impact their results of operations in 2017. During the first six months of 2017, Power recognized incremental D&A of $938 million ($964 million in total) due to the significant shortening of the expected economic useful lives of Hudson and Mercer. During the first half of 2017, Energy Costs of $9 million and O&M of $4 million were also incurred and other costs may be incurred during the remaining period in 2017. See Item 1. Note 3. Early Plant Retirements for additional information.
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
Leveraged Lease Portfolio
GenOn Energy, Inc. (GenOn), the parent company of NRG REMA LLC, (REMA), and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on June 14, 2017. REMA was not included in the GenOn bankruptcy filing. GenOn is currently engaged in a balance sheet restructuring, which will take an undetermined time to complete. Although all lease payments are current, PSEG cannot predict the outcome of GenOn’s efforts to restructure its balance sheet and improve its liquidity. We continue to monitor the restructuring of GenOn and the possible related impact on REMA.
During the first quarter of 2017, due to continuing liquidity issues facing REMA, economic challenges facing coal generation in PJM, and based upon an ongoing review of available alternatives as well as discussions with REMA management, Energy Holdings recorded an additional $55 million pre-tax charge for its current best estimate of loss relating to its REMA leveraged lease receivables, which was reflected in Operating Revenues. During the second quarter of 2017, Energy Holdings recorded an additional $22 million pre-tax charge for its current best estimate of loss related to lease receivables due to collectability of payments ($15 million) and economics impacting the residual value ($7 million) of certain leased assets. PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments, which could include further write-downs of the values of Energy Holdings’ leveraged lease receivables. For additional information, see Item 1. Note 6. Financing Receivables. There can be no assurance that a continuation or worsening of the adverse economic conditions would not lead to additional write-downs at any of our other generation units in our leveraged lease portfolio, and such write-downs could be material.
Additional facilities in our leveraged lease portfolio include the Joliet and Powerton generating facilities. Similar to Shawville, Joliet was recently converted to use natural gas. Converted natural gas units such as Shawville and Joliet may have higher operating costs and fuel consumption as well as longer start-up times compared to newer combined cycle gas units. Powerton is a coal-fired generating facility in Illinois. Each of these three facilities may not be as economically competitive as newer combined cycle gas units and could continue to be adversely impacted by the same economic conditions experienced by other less efficient natural gas and coal generation facilities, which could require Energy Holdings to write down the residual value of the leveraged lease receivables associated with these facilities.

Salem
Concurrently with the planned refueling outage at the Salem 2 unit that was conducted in the second quarter of 2017, we inspected and replaced baffle bolts as part of our strategy to replace baffle bolts at the Salem station. The unit was returned to service in June 2017.

Operational Excellence
We emphasize operational performance, exercising diligence in managing costs, while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market. For the first six months of 2017, our

•	our utility continued top decile performance in electric reliability,

•	total nuclear fleet achieved an average capacity factor of 95%,

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 26 terawatt hours, and

•	combined cycle fleet produced seven terawatt hours at an equivalent availability factor of 92%.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first six months of 2017 as we

•	maintained sufficient liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2017 to $1.72 per share.
We expect to be able to fund our planned capital requirements without the issuance of new equity.

Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first six months of 2017, we

•	made additional investments in transmission infrastructure projects,

•	continued to execute our GSMP, Energy Strong and other existing BPU-approved utility programs, and

•	continued construction of our Keys and Sewaren 7 generation projects for targeted commercial operation in 2018 and began construction of BH5 for targeted commercial operations in mid-2019.
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance in a cost-constrained environment with low gas prices, to capitalize on or otherwise address appropriately regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we must continue to:

•	focus on controlling costs while maintaining safety and reliability and complying with applicable standards and requirements,

•	successfully manage our energy obligations and re-contract our open supply positions in response to changes in demand,

•	successfully launch and grow our retail energy business, which complements our existing wholesale energy business,

•
execute our utility capital investment program, including our Energy Strong program, GSMP and other investments for growth that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,

•	effectively manage construction and start-up of our Keys, Sewaren 7, BH5 and other generation projects,

•	advocate for measures to ensure the implementation by PJM and FERC of market design and transmission planning rules that continue to promote fair and efficient electricity markets,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
For 2017 and beyond, the key issues, challenges and opportunities we expect our business to confront include:

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

•	ensuring timely completion of construction of our T&D, generation and other development projects, including obtaining required permits and regulatory approvals,

•	maintaining a diverse mix of fuels to mitigate risks associated with fuel price volatility and market demand cycles, and

•	FERC Staff’s continuing investigation of certain of Power’s New Jersey fossil generating unit bids in the PJM energy market.
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

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,133	$1,905	$228	12	$4,725	$4,521	$204	5
Energy Costs	588	624	(36)	(6)	1,462	1,460	2	—
Operation and Maintenance	708	710	(2)	—	1,420	1,439	(19)	(1)
Depreciation and Amortization	641	224	417	N/A	1,469	448	1,021	N/A
Income from Equity Method Investments	5	4	1	25	8	6	2	33
Other Income (Deductions)	61	34	27	79	122	61	61	100
Other-Than-Temporary Impairments	3	10	(7)	(70)	4	20	(16)	(80)
Interest Expense	91	97	(6)	(6)	189	189	—	—
Income Tax Expense	59	91	(32)	(35)	88	374	(286)	(76)

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,368	$1,350	$18	1	$3,180	$3,062	$118	4
Energy Costs	472	529	(57)	(11)	1,225	1,258	(33)	(3)
Operation and Maintenance	351	352	(1)	—	718	734	(16)	(2)
Depreciation and Amortization	166	136	30	22	337	275	62	23
Other Income (Deductions)	21	18	3	17	45	37	8	22
Interest Expense	69	74	(5)	(7)	144	142	2	1
Income Tax Expense	123	98	25	26	294	249	45	18

Three Months Ended June 30, 2017 as Compared to 2016
Operating Revenues increased $18 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $54 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $45 million higher due to higher revenue requirements calculated through our transmission formula rate, primarily to recover required investments.

•
Electric distribution revenues increased $8 million due to a $6 million increase from the inclusion of Energy Strong in base rates and a $7 million increase due to higher sales volumes, partially offset by lower Green Program Recovery Charges (GPRC) of $5 million.

•
Gas distribution revenues increased $1 million due to $6 million in higher Weather Normalization Clause (WNC) revenue, a $2 million increase from the inclusion of Energy Strong in base rates, and $1 million increases in both GSMP collections and GPRC. These increases were almost entirely offset by lower sales volumes.

Commodity Revenue decreased $57 million as a result of lower Electric and Gas revenues. The changes in Commodity revenue for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and basic gas supply service (BGSS) to retail customers.

•
Electric commodity revenues decreased $40 million due primarily to an $18 million decrease in BGS revenues due to lower sales volumes and prices, $18 million of lower revenues from collections of Non-Utility Generation Charges (NGC) and a decrease of $4 million due to lower volumes of Non-Utility Generation (NUG) energy sold.

•	Gas commodity revenues decreased $17 million due to lower BGSS sales volumes of $24 million partially offset by higher BGSS sales prices of $7 million.
Clause Revenues increased $19 million due primarily to the return in 2016 to customers of $15 million of overcollections of Securitization Transition Charges (STC) and a $7 million increase in 2017 in Margin Adjustment Clause (MAC) revenues, partially offset by lower Societal Benefit Charges (SBC) of $3 million. The changes in the STC, MAC and SBC amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expense. PSE&G does not earn margin on STC, MAC or SBC collections.
Operating Expenses
Energy Costs decreased $57 million. This is entirely offset by the change in Commodity Revenue.
Operation and Maintenance decreased $1 million, primarily due to $6 million of lower distribution corrective and preventative maintenance, partially offset by a $5 million increase in transmission maintenance.
Depreciation and Amortization increased $30 million due primarily to an increase of $15 million in amortization of Regulatory Assets and a $14 million increase in depreciation due to additional plant in service.
Other Income and (Deductions) increased $3 million due primarily to an increase in Allowance for Funds Used During Construction (AFUDC).
Interest Expense decreased $5 million due primarily to a $9 million decrease predominantly driven by a reduction in clause interest. This decrease was partially offset by an increase of $4 million due to net debt issuances in 2016 and 2017.

Income Tax Expense increased $25 million due primarily to higher pre-tax income.
Six Months Ended June 30, 2017 as Compared to 2016
Operating Revenues increased $118 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $112 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $82 million higher due to higher revenue requirements calculated through our transmission formula rate, primarily to recover required investments.

•
Gas distribution revenues increased $25 million due to a $13 million increase due to the inclusion of Energy Strong in base rates, $8 million in higher WNC revenue, a $6 million increase due to the GSMP and higher GPRC of $2 million partially offset by $4 million of lower delivery volumes.

•
Electric distribution revenues increased $5 million due to an $8 million increase due to the inclusion of Energy Strong in base rates and a $5 million increase due to higher sales volumes, partially offset by lower GPRC of $8 million.

Commodity Revenue decreased $33 million as a result of lower Electric revenues partially offset by higher Gas revenues. The changes in Commodity revenue for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric commodity revenues decreased $90 million due primarily to $41 million of lower revenues from collections of NGC, a $35 million decrease in BGS revenues due to lower sales prices and volumes and a decrease of $14 million due to lower volumes of NUG energy sold.

•	Gas commodity revenues increased $57 million due primarily to higher BGSS sales prices.
Clause Revenues increased $38 million due primarily to the 2016 return to customers of $30 million of overcollections of STC, and higher MAC revenues of $8 million in 2017. The changes in the STC and MAC amounts are entirely offset by increase in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expense. PSE&G does not earn margin on STC or MAC collections.
Operating Expenses
Energy Costs decreased $33 million. This is entirely offset by the change in Commodity Revenue.
Operation and Maintenance decreased $16 million, of which the most significant components were decreases of

•	$10 million in distribution corrective and preventative maintenance,

•	$8 million in appliance service costs,

•	$6 million in gas bad debt and

•	$4 million in pension and other postretirement benefit costs, net of capitalized amounts, partially offset by

•	a $6 million increase in transmission maintenance costs and

•	a $6 million net increase in operational expenses.
Depreciation and Amortization increased $62 million due primarily to an increase of $32 million in amortization of Regulatory Assets and a $29 million increase in depreciation due to additional plant in service.
Other Income and (Deductions) increased $8 million due primarily to an increase of $7 million in AFUDC and a $3 million increase in realized gains on Rabbi Trust investments, partially offset by a net $2 million decrease in Solar Loan interest.
Interest Expense increased $2 million due primarily to an increase of $11 million due to net debt issuances in 2016 and 2017, partially offset by $8 million decrease predominantly driven by a reduction in clause interest.
Income Tax Expense increased $45 million due primarily to higher pre-tax income.

Power

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$929	$714	$215	30	$2,213	$2,027	$186	9
Energy Costs	397	381	16	4	1,104	1,019	85	8
Operation and Maintenance	254	265	(11)	(4)	484	518	(34)	(7)
Depreciation and Amortization	465	80	385	N/A	1,115	159	956	N/A
Income from Equity Method Investments	5	4	1	25	8	6	2	33
Other Income (Deductions)	39	16	23	N/A	70	24	46	N/A
Other-Than-Temporary Impairments	3	10	(7)	(70)	4	20	(16)	(80)
Interest Expense	13	20	(7)	(35)	29	42	(13)	(31)
Income Tax Expense (Benefit)	(62)	(11)	51	N/A	(178)	118	N/A	N/A

Three Months Ended June 30, 2017 as Compared to 2016
Operating Revenues increased $215 million due to changes in generation and gas supply revenues.
Generation Revenues increased $223 million due primarily to

•
an increase of $219 million due to MTM gains in 2017 as compared to MTM losses in 2016. Of this amount, $182 million was due to changes in forward power prices and $37 million was due to lower gains on positions reclassified to realized upon settlement this year as compared to gains last year, and

•	a net increase of $15 million in electricity sold under wholesale load contracts in the New England (NE) region due to higher volumes sold,

•	partially offset by a decrease of $11 million in electricity sold under our BGS contracts due primarily to lower volumes.
Gas Supply Revenues decreased $9 million due primarily to

•	a net decrease of $17 million related to sales to third parties, of which $22 million was due to lower volumes sold, partially offset by $5 million of higher average sales prices,

•	partially offset by a net increase of $9 million due to MTM gains in 2017 as compared to MTM losses in 2016.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $16 million due to
Generation costs increased $33 million due primarily to

•	an increase of $20 million due to MTM losses in 2017 as compared to MTM gains in 2016,

•	an increase of $21 million due primarily to higher natural gas costs reflecting higher average realized prices,

•	an increase of $8 million in energy purchase volumes in the NE region to serve load obligations, and

•	a $2 million charge associated with a lower of cost or market coal inventory adjustment at Hudson and Mercer,

•	partially offset by a net decrease of $19 million primarily due to lower congestion rates coupled with less congestion volumes.
Gas costs decreased $17 million due mainly to a net decrease of $16 million related to sales to third parties, of which $21 million was due to lower volumes sold, partially offset by $5 million of higher average costs.

Operation and Maintenance decreased $11 million due primarily to a $14 million decrease at our fossil plants, due largely to higher planned outage costs in the second quarter of 2016 and retirement of the Hudson and Mercer coal units on June 1, 2017.
Depreciation and Amortization increased $385 million due primarily to

•	$380 million of accelerated depreciation due to the early retirement of the Hudson and Mercer units,

•	$4 million of greater depreciation due to the accelerated retirement date at Bridgeport Harbor 3 (BH3), and

•	$3 million of higher depreciation due to new solar projects.
Other Income (Deductions) increased $23 million due primarily to higher net realized gains in the NDT Fund.
Other-Than-Temporary Impairments decreased $7 million due to lower impairments of equity securities in the NDT Fund in 2017.
Interest Expense decreased $7 million due primarily to higher interest capitalized for the construction of three new fossil stations: BH5, Sewaren 7 and Keys.
Income Tax Expense (Benefit) reflected an increased tax benefit of $51 million due primarily to a higher pre-tax loss in 2017.
Six Months Ended June 30, 2017 as Compared to 2016
Operating Revenues increased $186 million due to changes in generation and gas supply revenues.
Generation Revenues increased $99 million due primarily to

•
an increase of $196 million due to MTM gains in 2017 as compared to MTM losses in 2016. Of this amount, $106 million was due to lower gains on positions reclassified to realized upon settlement this year as compared to last year and $90 million due to changes in forward power prices, and

•	a net increase of $24 million due primarily to higher volumes of electricity sold under wholesale load contracts in the NE region partially offset by lower average prices,

•	partially offset by a net decrease of $90 million in energy sales in the PJM and NE regions due primarily to lower average realized prices,

•	a net decrease of $8 million in electricity sold under our BGS contracts of which $21 million was due to lower volumes, partially offset by $13 million of higher average prices, and

•	a charge of $10 million due to an increase in the FERC accrual related to the PJM bidding matter see Item 1. Note 9. Commitments and Contingent Liabilities.
Gas Supply Revenues increased $86 million due primarily to

•
an increase of $45 million in sales under the BGSS contract, of which $37 million was due to higher average sales prices coupled with an $8 million increase in sales volumes due to periods of colder weather in March,

•	an increase of $24 million related to sales to third parties, of which $48 million was due to higher average sales prices, partially offset by $24 million of lower volumes sold, and

•	a net increase of $17 million due to MTM gains in 2017 as compared to MTM losses in 2016.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $85 million due to
Generation costs increased $32 million due primarily to

•
higher fuel costs of $35 million reflecting higher average realized prices for natural gas coupled with the utilization of higher volumes of coal, partially offset by the utilization of lower volumes of gas and oil,

•	an increase of $18 million due to MTM losses in 2017 as compared to MTM gains in 2016,

•	an increase of $15 million in energy purchase volumes in the NE region to serve load obligations, and

•	a $9 million charge associated with a lower of cost or market coal inventory adjustment at Hudson and Mercer,

•
partially offset by a net decrease of $45 million due primarily to lower congestion costs in PJM due to lower congestion rates coupled with less congestion volumes, partially offset by higher transmission charges due to higher rates.

Gas costs increased $53 million due mainly to

•	an increase of $31 million related to sales under the BGSS contract due primarily to higher average gas costs and an increase in volumes sold due to periods of colder weather in March, and

•	an increase of $22 million related to sales to third parties, of which $44 million was due to higher average gas costs, partially offset by a $22 million decrease in volumes sold.
Operation and Maintenance decreased $34 million due primarily to

•	a $16 million decrease at our fossil plants, due primarily to the retirement of the Hudson and Mercer units and higher planned outage costs in 2016 as compared to 2017,

•	an $11 million net decrease related to our nuclear plants due primarily to lower labor-related costs and outage costs, and

•	a $9 million legal accrual for environmental expenses recorded in 2016,

•	partially offset by $3 million of costs related to seven new solar plants placed into service since June 2016.
Depreciation and Amortization increased $956 million due primarily to

•	$938 million of accelerated depreciation due to the early retirement of the Hudson and Mercer units,

•	$8 million of greater depreciation due to the accelerated retirement date at BH3,

•	a $6 million increase due to a higher nuclear asset base, and

•	$6 million of higher depreciation due to new solar projects.
Other Income (Deductions) increased $46 million due primarily to $41 million of higher net realized gains in the NDT Fund and $3 million of higher realized gains in the Rabbi Trust Fund.
Other-Than-Temporary Impairments decreased $16 million due to lower impairments of equity securities in the NDT Fund in 2017.
Interest Expense decreased $13 million due primarily to higher interest capitalized for the construction of three new fossil stations: BH5, Sewaren 7 and Keys.
Income Tax Expense (Benefit) reflected a tax benefit of $(178) million in 2017 and a $118 million tax expense in 2016 due primarily to a pre-tax loss in 2017 as compared to pre-tax income in 2016.

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
For the six months ended June 30, 2017, our operating cash flow increased $34 million as compared to the same period in 2016. The net change was due primarily to tax refunds in 2017 at Energy Holdings and the net changes from PSE&G and Power as discussed below.
PSE&G
PSE&G’s operating cash flow decreased $38 million from $808 million to $770 million for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to lower tax refunds, partially offset by higher earnings.

Power
Power’s operating cash flow increased $15 million from $917 million to $932 million for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to a $105 million decrease in margin deposit requirements and a $48 million increase from net collection of counterparty receivables, partially offset by tax payments in 2017 as compared to tax refunds in 2016, a $28 million decrease from fuels, materials and supplies and lower earnings.
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
Our total credit facilities and available liquidity as of June 30, 2017 were as follows:

Company/Facility	As of June 30, 2017
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$13	$1,487
PSE&G	600	15	585
Power	2,100	190	1,910
Total	$4,200	$218	$3,982

As of June 30, 2017, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of Power’s credit rating certain of Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if Power were to lose its investment grade credit rating was approximately $808 million and $783 million as of June 30, 2017 and December 31, 2016, respectively. The early retirement of Power’s Hudson and Mercer coal/gas generation units did not have a material impact on Power’s debt covenant ratios or its ability to obtain credit facilities. See Item 1. Note 3. Early Plant Retirements.
For additional information, see Item 1. Note 10. Debt and Credit Facilities.
Long-Term Debt Financing
PSEG Parent has a floating rate $500 million term loan maturing in November 2017. PSE&G has $400 million of 5.30% Medium-Term Notes maturing in May 2018.
For a discussion of our long-term debt issuances and maturities during 2017, see Item 1. Note 10. Debt and Credit Facilities.
Common Stock Dividends
On April 18, 2017, our Board of Directors approved a $0.43 dividend per share of common stock for the second quarter of 2017. On July 18, 2017, our Board of Directors declared a $0.43 dividend per share of common stock for the third quarter of 2017. This reflects an indicative annual dividend rate of $1.72 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note16. Earnings Per Share (EPS) and Dividends.

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
In April 2017, S&P published updated research and affirmed the ratings and outlooks of PSEG and PSE&G. In June 2017, S&P published updated research on Power and the rating and outlook remained unchanged. Also in June 2017, Moody’s published updated research on PSE&G and Power and the ratings and outlooks remained unchanged. In July 2017, Moody’s upgraded PSEG’s senior unsecured rating to Baa1 from Baa2 and revised its outlook to Stable from Positive. Also in July, Moody’s affirmed the ratings at PSE&G and Power.

	Moody’s (A)	S&P (B)
PSEG
Outlook	Stable	Stable
Senior Notes	Baa1	BBB
Commercial Paper	P2	A2
PSE&G
Outlook	Stable	Stable
Mortgage Bonds	Aa3	A
Commercial Paper	P1	A2
Power
Outlook	Stable	Stable
Senior Notes	Baa1	BBB+

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.

(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities.

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures at PSE&G, Power and Services as compared to amounts disclosed in our 2016 Form 10-K.
PSE&G
During the six months ended June 30, 2017, PSE&G made capital expenditures of $1,389 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $47 million, which are included in operating cash flows.
In July 2017, PSE&G filed a petition with the BPU for a GSMP II program, requesting extension of our gas system modernization program through which PSE&G has proposed investing up to $540 million per year beginning in 2019 to continue to modernize our gas system. Under this proposed program, PSE&G plans to replace up to 1,250 miles of gas mains and associated service lines. This is not included in PSE&G’s projected capital expenditures.
Power
During the six months ended June 30, 2017, Power made capital expenditures of $518 million, excluding $58 million for nuclear fuel, primarily related to our Keys, Sewaren 7, BH5 and other generation projects.

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
From April through June 2017, MTM VaR remained relatively stable between a low of $6 million and a high of $10 million at the 95% confidence level. The range of VaR was narrower for the three months ended June 30, 2017 as compared with the year ended December 31, 2016.

	MTM VaR
	Three Months Ended June 30, 2017	Year Ended December 31, 2016
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$8	$26
Average for the Period	$8	$16
High	$10	$32
Low	$6	$10
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$13	$40
Average for the Period	$12	$25
High	$16	$51
Low	$9	$16

See Item 1. Note 11. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
PSEG, PSE&G and Power
There have been no changes in internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our 2016 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which describe various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. There have been no material changes to the risk factors set forth in the above-referenced filings as of June 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the second quarter of 2017.

Three Months Ended June 30, 2017	Total Number of Shares Purchased	Average Price Paid per Share
April 1 - April 30	—	$—
May 1 - May 31	130,749	$43.77
June 1- June 30	30,000	$44.72

ITEM 5. OTHER INFORMATION
Certain information reported in the 2016 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2016 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. References are to the related pages on the Forms 10-K and 10-Q as printed and distributed.
Federal Regulation
FERC
Capacity Market Issues
December 31, 2016 Form 10-K page 16 and March 31, 2017 Form 10-Q on page 76. PJM, the New York Independent System Operator (NYISO) and the Independent System Operator New England, Inc. each have capacity markets that have been approved by FERC. FERC regulates these markets and continues to examine whether the market design for each of these three capacity markets is working optimally. Various forums are considering how the competitive market framework can incorporate or be reconciled with state public policies that support particular resources or resource attributes, whether generators are being sufficiently compensated in the capacity market and whether subsidized resources may be adversely affecting capacity market prices. FERC held a technical conference to seek input from the industry on potential options to integrate public policy goals in wholesale markets. We cannot predict what action, if any, FERC might take with regard to capacity market designs.
Capacity Market Issues—PJM
December 31, 2016 Form 10-K page 16 and March 31, 2017 Form 10-Q on page 76. During 2015, PJM implemented a new “Capacity Performance” (CP) mechanism that created a more robust capacity product with enhanced incentives for performance during emergency conditions and significant penalties for non-performance. The Court of Appeals for the D.C. Circuit (D.C. Circuit) denied petitions challenging certain aspects of FERC’s Order. The CP product was implemented fully in the May 2017 RPM auction for the 2020-2021 Delivery Year. FERC has approved changes to the CP construct that will enhance the participation of intermittent and DR resources (seasonal resources). Specifically, FERC approved PJM’s modifications to the aggregation rules to improve the ability of seasonal resources to participate. However, two complaints remain pending that ask FERC to investigate the rules governing the participation of seasonal resources and extend the participation of the base resources for future auctions. We do not expect action on the complaints until additional commissioners have been nominated and confirmed so that FERC has a quorum necessary to take action.
PJM issued a series of white papers in response to public policies that seek to recognize value associated with generation plants beyond their cost effectiveness and reliability attributes. The three proposals are intended to spur stakeholder discussion and include both potential capacity and energy market reforms. One energy market reform would allow inflexible generating units to set prices resulting in reduced uplift payments and improved price signals while the second energy market reform contemplates a voluntary carbon pricing program where states that elect to participate in the program would agree to put a price on carbon emissions. The capacity market proposal contemplates a two-stage capacity auction which, in its current form, would improve prices for unsubsidized resources, but would still continue to provide capacity payments for subsidized resources.
Transmission Regulation—Transmission Policy Developments
December 31, 2016 Form 10-K page 18 and March 31, 2017 Form 10-Q on page 77. In June 2015, a transmission developer filed a complaint against PJM claiming that PJM wrongfully refused to provide data and a transparent process for evaluating transmission network upgrade requests that the transmission developer had submitted to PJM. Although not named as a respondent in the complaint, according to the complaint, PSE&G is identified as one of the companies claimed to have been involved. FERC set the complaint for hearing and settlement procedures and the parties are currently engaged in discovery. We are unable to predict the outcome of these proceedings.
In August 2016, PJM announced that it had suspended the Artificial Island transmission project and would be performing a comprehensive analysis to support a future course of action. In March 2017, PJM staff made its final recommendation to the PJM Board with respect to the project. Under the recommended project, PSE&G will construct necessary upgrade work at a cost of approximately $130 million. In April 2017, the PJM Board announced that it would be lifting the suspension and approved the staff recommended project. Also, in April 2017, PJM submitted a proposal to FERC concerning the cost responsibility assigned to certain entities, including PSE&G, for the Artificial Island project. PSE&G plans to participate in this proceeding. However, we are unable to predict the outcome.
Transmission Regulation—Transmission Rate Proceedings
Numerous complaints have been filed at FERC in recent years seeking to reduce the base ROE of transmission owners across the country. Many of those complaints were resolved through agreement and settlement resulted in ROE reductions while others remain pending in the FERC adjudication process or are being litigated in the courts. Recent court decisions, as well as anticipated changes in the makeup at FERC, create some uncertainty as to the timing and outcome of these complaints. The results of these settlement and proceedings could set precedents for other transmission owners with formula rates in place, including PSE&G.
Transmission Regulation—Con Edison Wheeling Agreement
December 31, 2016 Form 10-K page 19 and March 31, 2017 Form 10-Q on page 77. Effective May 1, 2017, a wheeling arrangement which enabled Con Edison to move 1,000 MW of power from southeastern New York across the PSE&G system for delivery into New York City expired. NYISO and PJM revised their Joint Operating Agreement to modify the operational protocols for the affected interconnection between NYISO and PJM in a submittal to FERC that became effective, subject to refund, on May 1, 2017. PSE&G and the BPU jointly filed for rehearing of FERC’s order. In a related filing, PJM submitted a proposal to FERC revising the cost responsibility assigned to certain entities, including PSE&G, due to the termination of the Wheeling Agreement. This filing was accepted, subject to refund, effective May 1, 2017. PSE&G will continue to recover the costs associated with the new arrangement through its formula rate. We cannot predict the outcome of this proceeding.
State Regulation
Gas System Modernization Program II (GSMP II)
In July 2017, we filed a petition with the BPU for a GSMP II program, requesting extension of our gas system modernization program through which PSE&G has proposed investing $2.7 billion over five years beginning in 2019 to continue to modernize our gas system. Under this proposed program, we plan to replace up to 1,250 miles of gas mains and associated service lines, with cost recovery at a 9.75% rate of return on equity through an accelerated recovery mechanism. This matter is pending. We believe the petition is consistent with the draft regulations that the BPU issued in June 2017 regarding infrastructure investment programs as described below.
Connecticut Rate Filing
December 31, 2016 Form 10-K page 21. In June 2017, Power’s subsidiary, PSEG New Haven LLC, filed a mandatory annual rate case with the Connecticut Public Utilities Regulatory Authority for recovery of its costs and investment in its Connecticut-based peaking unit. Power requested 2018 revenues of $20 million. This matter is pending.
Energy Efficiency Program (Energy Efficiency 2017)
March 31, 2017 Form 10-Q on page 77. In July 2017, we reached an agreement in principle with BPU Staff and Rate Counsel related to our proposed Energy Efficiency program extension. Under the agreement, PSE&G would invest $69 million in energy efficiency equipment for hospitals, multi-family housing and other sectors and a residential energy efficiency offering for smart thermostats and data analytics. We would recover our investment with an initial ROE of 9.75% to be reset in our upcoming rate case and receive recovery of administrative costs. This agreement is subject to review by the BPU.
Infrastructure Investment Programs (IIP)
In June 2017, the BPU issued proposed IIP regulations that would allow utilities to construct, install, or remediate utility plant and facilities related to reliability, resiliency, and/or safety to support the provision of safe and adequate service. Under the proposed regulations, utilities could seek authority to make specified infrastructure investments in programs extending for up to five years with accelerated cost recovery mechanisms. The BPU characterized the IIP regulations as a regulatory initiative intended to create a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing infrastructure that enhances reliability, resiliency, and/or safety. The proposed regulations will be subject to comment from interested parties.
Environmental Matters
Climate Change
CO2 Regulation under the Clean Air Act (CAA)
December 31, 2016 Form 10-K page 23 and March 31, 2017 Form 10-Q on page 77. In March 2017, the President of the United States issued an Executive Order that instructed the EPA to review the New Source Performance Standards that establish emissions standards for CO2 for certain new fossil power plants and the Clean Power Plan, a greenhouse gas emissions regulation under the CAA for existing power plants that establishes state-specific emission rate targets based on implementation of the best system of emission reduction. In April 2017, the D.C. Circuit granted the EPA’s motion to hold the case in abeyance for at least 60 days while the agency reviews the rule.
Upon completion of the review, the EPA is expected to suspend, revise or rescind the rules as appropriate. PSEG cannot estimate the impact of these actions on our business and future results of operations at this time.

Water Pollution Control
Steam Electric Effluent Guidelines
December 31, 2016 Form 10-K page 23 and March 31, 2017 Form 10-Q on page 77. In September 2015, the EPA issued a new Effluent Limitation Guidelines Rule (ELG Rule) for steam electric generating units. The rule establishes new best available technology economically achievable (BAT) standards for fly ash transport water, bottom ash transport water, flue gas desulfurization and flue gas mercury control wastewater, and gasification wastewater. The EPA provides an implementation period for currently existing discharges of three years or up to eight years if a facility needs more time to implement equipment upgrades and provide supporting information to its permitting authority. In the intervening time period, existing discharge standards continue to apply. Power’s Bridgeport Harbor station and the jointly-owned Keystone and Conemaugh stations, have bottom ash transport water discharges and that are regulated under this rule. Keystone and Conemaugh also have flue gas desulfurization wastewaters regulated by the rule. Power is unable to predict if this rule will have a material impact on its future capital requirements, financial condition and results of operations.
In April 2017, the EPA announced that it had granted a petition for reconsideration of the ELG Rule and issued an administrative stay of the compliance dates in the rule that were the subject of pending litigation. In June 2017, the EPA proposed a rule to postpone the compliance deadlines for the BAT limitations and pretreatment standards for the aforementioned waste streams. Power is unable to determine how this will ultimately impact its compliance requirements or its financial condition and results of operations.
Waters of the United States
December 31, 2016 Form 10-K page 24 and March 31, 2017 Form 10-Q on page 78. In April 2014, the EPA and the U.S. Army Corps of Engineers jointly published a proposed rule to clarify the definition of waters of the United States under the Clean Water Act (CWA) programs in order to protect the streams and wetlands that form the foundation of the nation’s water resources. This definition will have broad application to all areas of compliance under the CWA, including permitted discharges and construction activities. The final rule was published in June 2015 (June 2015 rule) and various states, industry coalitions and environmental organizations have initiated legal action related to the provisions of the June 2015 rule.
In February 2017, the President of the United States issued an Executive Order that instructed the EPA to review the June 2015 rule and issue a proposal to redefine “Waters of the United States.” In June 2017, the EPA and the U.S. Army Corps of Engineers announced the agencies will be (1) issuing a proposed rule to rescind the 2015 Rule and reinstate the previously existing definition of “Waters of the United States” and (2) developing a new rule, including a revised definition of “Waters of the United States.” Publication of the proposed rule to rescind the June 2015 rule is expected in the third quarter of 2017 and the process regarding a new rule will likely take several years.
Some states, including New Jersey, are subject to state requirements beyond those imposed under federal law. While we do not anticipate material impacts to projects in New Jersey, the new rule could impose requirements in other states and regions that could impact the development of renewables.
Endangered Species Act
December 31, 2016 Form 10-K page 25 and March 31, 2017 Form 10-Q on page 78. In June 2015, the Sierra Club and another environmental group submitted to the New Jersey Department of Environmental Protection (NJDEP) a sixty-day notice of intent to sue alleging the agency has caused violations of the Endangered Species Act by allowing our Mercer generation station to operate in a manner which has caused the mortality of certain species of sturgeon. Among other things, the notice requested the NJDEP to prioritize completion of a New Jersey Pollutant Discharge Elimination System (NJPDES) permit renewal action for Mercer which addresses the alleged Endangered Species Act violations. In May 2017, the NJDEP issued a final NJPDES renewal permit for Mercer effective June 1, 2017. The new permit will cover the waste water discharges that will be present during the period of decommissioning. In March 2017, we submitted an Incidental Take Permit application to the National Marine Fisheries Service outlining proposed operation and monitoring requirements through retirement of the Mercer generation station on June 1, 2017 and subsequent decommissioning.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10.1:	Supplemental Executive Retirement Income Plan dated July 10, 2017
Exhibit 10.2:	Retirement Income Reinstatement Plan dated July 10, 2017
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. PSE&G:
Exhibit 10.1:	Supplemental Executive Retirement Income Plan dated July 10, 2017
Exhibit 10.2:	Retirement Income Reinstatement Plan dated July 10, 2017
Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. Power:
Exhibit 10.1:	Supplemental Executive Retirement Income Plan dated July 10, 2017
Exhibit 10.2:	Retirement Income Reinstatement Plan dated July 10, 2017
Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

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
Date: July 28, 2017

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
Date: July 28, 2017

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
Date: July 28, 2017