Form 10-Q
period 2017-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2017-10-31
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 17, 2017, Public Service Enterprise Group Incorporated had outstanding 506,038,791 shares of its sole class of Common Stock, without par value.
As of October 17, 2017, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
OPERATING REVENUES	$2,263	$2,450	$6,988	$6,971
OPERATING EXPENSES
Energy Costs	638	866	2,100	2,326
Operation and Maintenance	680	776	2,100	2,215
Depreciation and Amortization	252	231	1,721	679
Total Operating Expenses	1,570	1,873	5,921	5,220
OPERATING INCOME	693	577	1,067	1,751
Income from Equity Method Investments	3	3	11	9
Other Income	66	47	208	139
Other Deductions	(10)	(8)	(30)	(39)
Other-Than-Temporary Impairments	(5)	(5)	(9)	(25)
Interest Expense	(100)	(99)	(289)	(288)
INCOME BEFORE INCOME TAXES	647	515	958	1,547
Income Tax Expense	(252)	(188)	(340)	(562)
NET INCOME	$395	$327	$618	$985
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	505	505	505	505
DILUTED	507	508	507	508
NET INCOME PER SHARE:
BASIC	$0.78	$0.65	$1.22	$1.95
DILUTED	$0.78	$0.64	$1.22	$1.94
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.43	$0.41	$1.29	$1.23

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INCOME	$395	$327	$618	$985
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(15), $(24), $(40) and $(50) for the three and nine months ended 2017 and 2016, respectively	17	24	42	50
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $0, $0 and $(1) for the three and nine months ended 2017 and 2016, respectively	(1)	1	(1)	2
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(4), $(5), $(12) and $(17) for the three and nine months ended 2017 and 2016, respectively	6	9	18	25
Other Comprehensive Income (Loss), net of tax	22	34	59	77
COMPREHENSIVE INCOME	$417	$361	$677	$1,062

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$278	$423
Accounts Receivable, net of allowances of $59 in 2017 and $68 in 2016	1,022	1,161
Tax Receivable	127	78
Unbilled Revenues	176	260
Fuel	348	326
Materials and Supplies, net	588	561
Prepayments	200	76
Derivative Contracts	84	163
Regulatory Assets	239	199
Other	19	7
Total Current Assets	3,081	3,254
PROPERTY, PLANT AND EQUIPMENT	39,916	39,337
Less: Accumulated Depreciation and Amortization	(9,383)	(10,051)
Net Property, Plant and Equipment	30,533	29,286
NONCURRENT ASSETS
Regulatory Assets	3,336	3,319
Long-Term Investments	936	1,050
Nuclear Decommissioning Trust (NDT) Fund	2,012	1,859
Long-Term Tax Receivable	—	104
Long-Term Receivable of Variable Interest Entity (VIE)	599	589
Other Special Funds	229	217
Goodwill	16	16
Other Intangibles	88	98
Derivative Contracts	62	24
Other	265	254
Total Noncurrent Assets	7,543	7,530
TOTAL ASSETS	$41,157	$40,070

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,250	$500
Commercial Paper and Loans	202	388
Accounts Payable	1,305	1,459
Derivative Contracts	7	13
Accrued Interest	136	97
Accrued Taxes	146	31
Clean Energy Program	184	142
Obligation to Return Cash Collateral	132	132
Regulatory Liabilities	44	88
Other	425	426
Total Current Liabilities	3,831	3,276
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	8,931	8,658
Regulatory Liabilities	89	118
Asset Retirement Obligations	748	726
OPEB Costs	1,301	1,324
OPEB Costs of Servco	474	452
Accrued Pension Costs	504	568
Accrued Pension Costs of Servco	113	128
Environmental Costs	399	401
Derivative Contracts	1	3
Long-Term Accrued Taxes	173	180
Other	195	211
Total Noncurrent Liabilities	12,928	12,769
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	11,274	10,895
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2017 and 2016—534 shares	4,938	4,936
Treasury Stock, at cost, 2017 and 2016—29 shares	(750)	(717)
Retained Earnings	9,140	9,174
Accumulated Other Comprehensive Loss	(204)	(263)
Total Stockholders’ Equity	13,124	13,130
Total Capitalization	24,398	24,025
TOTAL LIABILITIES AND CAPITALIZATION	$41,157	$40,070

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$618	$985
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,721	679
Amortization of Nuclear Fuel	152	154
Renewable Energy Credit (REC) Compliance Accrual	79	87
Impairment Costs for Early Plant Retirements	—	102
Provision for Deferred Income Taxes (Other than Leases) and ITC	227	445
Non-Cash Employee Benefit Plan Costs	67	95
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(7)	(12)
Net (Gain) Loss on Lease Investments	48	86
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	8	96
Net Change in Regulatory Assets and Liabilities	(121)	(72)
Cost of Removal	(72)	(109)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(86)	(12)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	64	282
Accrued Taxes	115	202
Margin Deposit	64	(4)
Other Current Assets and Liabilities	(69)	(229)
Employee Benefit Plan Funding and Related Payments	(64)	(81)
Other	(10)	67
Net Cash Provided By (Used In) Operating Activities	2,734	2,761
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(3,046)	(2,985)
Purchase of Emissions Allowances and RECs	(90)	(77)
Proceeds from Sales of Available-for-Sale Securities	1,013	551
Investments in Available-for-Sale Securities	(1,029)	(576)
Other	48	33
Net Cash Provided By (Used In) Investing Activities	(3,104)	(3,054)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(186)	(109)
Issuance of Long-Term Debt	1,125	1,975
Redemption of Long-Term Debt	—	(824)
Cash Dividends Paid on Common Stock	(652)	(622)
Other	(62)	(71)
Net Cash Provided By (Used In) Financing Activities	225	349
Net Increase (Decrease) in Cash and Cash Equivalents	(145)	56
Cash and Cash Equivalents at Beginning of Period	423	394
Cash and Cash Equivalents at End of Period	$278	$450
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(16)	$(274)
Interest Paid, Net of Amounts Capitalized	$261	$252
Accrued Property, Plant and Equipment Expenditures	$604	$579

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
OPERATING REVENUES	$1,509	$1,684	$4,689	$4,746
OPERATING EXPENSES
Energy Costs	535	721	1,760	1,979
Operation and Maintenance	346	376	1,064	1,110
Depreciation and Amortization	169	137	506	412
Total Operating Expenses	1,050	1,234	3,330	3,501
OPERATING INCOME	459	450	1,359	1,245
Other Income	23	22	70	61
Other Deductions	(1)	(1)	(3)	(3)
Interest Expense	(79)	(72)	(223)	(214)
INCOME BEFORE INCOME TAXES	402	399	1,203	1,089
Income Tax Expense	(156)	(144)	(450)	(393)
NET INCOME	$246	$255	$753	$696

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INCOME	$246	$255	$753	$696
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0, $1 and $0 for the three and nine months ended 2017 and 2016, respectively	—	—	(1)	1
COMPREHENSIVE INCOME	$246	$255	$752	$697

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$239	$390
Accounts Receivable, net of allowances of $59 in 2017 and $68 in 2016	762	810
Accounts Receivable—Affiliated Companies	—	76
Unbilled Revenues	176	260
Materials and Supplies	196	180
Prepayments	115	9
Regulatory Assets	239	199
Other	18	6
Total Current Assets	1,745	1,930
PROPERTY, PLANT AND EQUIPMENT	28,301	26,347
Less: Accumulated Depreciation and Amortization	(6,019)	(5,760)
Net Property, Plant and Equipment	22,282	20,587
NONCURRENT ASSETS
Regulatory Assets	3,336	3,319
Long-Term Investments	283	299
Other Special Funds	46	43
Other	110	110
Total Noncurrent Assets	3,775	3,771
TOTAL ASSETS	$27,802	$26,288

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$750	$—
Accounts Payable	624	718
Accounts Payable—Affiliated Companies	178	260
Accrued Interest	89	76
Clean Energy Program	184	142
Derivative Contracts	—	5
Obligation to Return Cash Collateral	132	132
Regulatory Liabilities	44	88
Other	278	296
Total Current Liabilities	2,279	1,717
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	6,408	5,873
OPEB Costs	977	1,009
Accrued Pension Costs	209	250
Regulatory Liabilities	89	118
Environmental Costs	325	332
Asset Retirement Obligations	216	213
Long-Term Accrued Taxes	83	130
Other	109	116
Total Noncurrent Liabilities	8,416	8,041
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	7,493	7,818
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2017 and 2016—132 shares	892	892
Contributed Capital	1,095	945
Basis Adjustment	986	986
Retained Earnings	6,641	5,888
Accumulated Other Comprehensive Income	—	1
Total Stockholder’s Equity	9,614	8,712
Total Capitalization	17,107	16,530
TOTAL LIABILITIES AND CAPITALIZATION	$27,802	$26,288

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$753	$696
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	506	412
Provision for Deferred Income Taxes and ITC	497	482
Non-Cash Employee Benefit Plan Costs	37	55
Cost of Removal	(72)	(109)
Net Change in Other Regulatory Assets and Liabilities	(121)	(72)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	136	2
Materials and Supplies	(13)	(42)
Prepayments	(106)	(63)
Accounts Payable	(37)	(30)
Accounts Receivable/Payable—Affiliated Companies, net	(61)	154
Other Current Assets and Liabilities	(12)	(6)
Employee Benefit Plan Funding and Related Payments	(55)	(64)
Other	(59)	(14)
Net Cash Provided By (Used In) Operating Activities	1,393	1,401
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,118)	(2,035)
Proceeds from Sales of Available-for-Sale Securities	33	16
Investments in Available-for-Sale Securities	(34)	(17)
Solar Loan Investments	(2)	—
Other	7	6
Net Cash Provided By (Used In) Investing Activities	(2,114)	(2,030)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	—	(153)
Issuance of Long-Term Debt	425	1,275
Redemption of Long-Term Debt	—	(271)
Contributed Capital	150	—
Other	(5)	(14)
Net Cash Provided By (Used In) Financing Activities	570	837
Net Increase (Decrease) In Cash and Cash Equivalents	(151)	208
Cash and Cash Equivalents at Beginning of Period	390	198
Cash and Cash Equivalents at End of Period	$239	$406
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(107)	$(279)
Interest Paid, Net of Amounts Capitalized	$208	$194
Accrued Property, Plant and Equipment Expenditures	$363	$404

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
OPERATING REVENUES	$873	$1,075	$3,086	$3,102
OPERATING EXPENSES
Energy Costs	357	462	1,461	1,481
Operation and Maintenance	227	289	711	807
Depreciation and Amortization	76	86	1,191	245
Total Operating Expenses	660	837	3,363	2,533
OPERATING INCOME (LOSS)	213	238	(277)	569
Income from Equity Method Investments	3	3	11	9
Other Income	43	23	127	74
Other Deductions	(8)	(6)	(22)	(33)
Other-Than-Temporary Impairments	(5)	(5)	(9)	(25)
Interest Expense	(12)	(24)	(41)	(66)
INCOME (LOSS) BEFORE INCOME TAXES	234	229	(211)	528
Income Tax Benefit (Expense)	(98)	(90)	80	(208)
NET INCOME (LOSS)	$136	$139	$(131)	$320

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$136	$139	$(131)	$320
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(14), $(23), $(41) and $(48) for the three and nine months ended 2017 and 2016, respectively	15	22	44	47
Pension/OPEB adjustment, net of tax (expense) benefit of $(4), $(5), $(11) and $(15) for the three and nine months ended 2017 and 2016, respectively	5	7	15	21
Other Comprehensive Income (Loss), net of tax	20	29	59	68
COMPREHENSIVE INCOME (LOSS)	$156	$168	$(72)	$388

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$22	$11
Accounts Receivable	206	276
Accounts Receivable—Affiliated Companies	86	205
Short-Term Loan to Affiliate	1	87
Fuel	348	326
Materials and Supplies, net	391	381
Derivative Contracts	84	162
Prepayments	20	10
Other	4	2
Total Current Assets	1,162	1,460
PROPERTY, PLANT AND EQUIPMENT	11,256	12,655
Less: Accumulated Depreciation and Amortization	(3,184)	(4,135)
Net Property, Plant and Equipment	8,072	8,520
NONCURRENT ASSETS
NDT Fund	2,012	1,859
Long-Term Investments	90	102
Goodwill	16	16
Other Intangibles	88	98
Other Special Funds	57	53
Derivative Contracts	62	24
Other	72	61
Total Noncurrent Assets	2,397	2,213
TOTAL ASSETS	$11,631	$12,193

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts Payable	$499	$539
Accounts Payable—Affiliated Companies	128	25
Derivative Contracts	7	8
Accrued Interest	43	20
Other	87	88
Total Current Liabilities	764	680
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,962	2,170
Asset Retirement Obligations	530	511
OPEB Costs	258	251
Derivative Contracts	1	3
Accrued Pension Costs	174	191
Long-Term Accrued Taxes	57	77
Other	123	129
Total Noncurrent Liabilities	3,105	3,332
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
LONG-TERM DEBT	2,385	2,382
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	4,301	4,782
Accumulated Other Comprehensive Loss	(152)	(211)
Total Member’s Equity	5,377	5,799
TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,631	$12,193

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(131)	$320
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,191	245
Amortization of Nuclear Fuel	152	154
Provision for Deferred Income Taxes and ITC	(259)	(34)
Interest Accretion on Asset Retirement Obligation	23	20
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	8	96
Impairment Costs for Early Plant Retirements	—	102
Renewable Energy Credit (REC) Compliance Accrual	79	87
Non-Cash Employee Benefit Plan Costs	21	28
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(86)	(12)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(32)	(27)
Margin Deposit	64	(4)
Accounts Receivable	19	(11)
Accounts Payable	(32)	(29)
Accounts Receivable/Payable—Affiliated Companies, net	205	235
Other Current Assets and Liabilities	11	20
Employee Benefit Plan Funding and Related Payments	(5)	(10)
Other	21	80
Net Cash Provided By (Used In) Operating Activities	1,249	1,260
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(903)	(923)
Purchase of Emissions Allowances and RECs	(90)	(77)
Proceeds from Sales of Available-for-Sale Securities	886	490
Investments in Available-for-Sale Securities	(900)	(512)
Short-Term Loan—Affiliated Company, net	86	(151)
Other	37	22
Net Cash Provided By (Used In) Investing Activities	(884)	(1,151)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	—	700
Cash Dividend Paid	(350)	(250)
Redemption of Long-Term Debt	—	(553)
Other	(4)	(6)
Net Cash Provided By (Used In) Financing Activities	(354)	(109)
Net Increase (Decrease) in Cash and Cash Equivalents	11	—
Cash and Cash Equivalents at Beginning of Period	11	12
Cash and Cash Equivalents at End of Period	$22	$12
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$75	$(7)
Interest Paid, Net of Amounts Capitalized	$30	$51
Accrued Property, Plant and Equipment Expenditures	$241	$175

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
Public Service Enterprise Group Incorporated (PSEG) is a holding company with a diversified business mix within the energy industry. Its operations are primarily in the Northeastern and Mid-Atlantic United States and in other select markets. PSEG’s principal direct wholly owned subsidiaries are:

•
Public Service Electric and Gas Company (PSE&G)—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in solar generation projects and has implemented energy efficiency and related programs in New Jersey, which are regulated by the BPU.

•
PSEG Power LLC (Power)—which is a multi-regional energy supply company that integrates the operations of its merchant nuclear and fossil generating assets with its power marketing businesses and fuel supply functions through competitive energy sales in well-developed energy markets primarily in the Northeast and Mid-Atlantic United States through its principal direct wholly owned subsidiaries. In addition, Power owns and operates solar generation in various states. Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency (EPA) and the states in which they operate.

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

Note 2. Recent Accounting Standards
New Standard Issued and Adopted
Business Combinations: Clarifying the Definition of a Business
This accounting standard was issued mainly to provide more consistency in how the definition of a business is applied to acquisitions or dispositions. The new guidance will generally reduce the number of transactions that will require treatment as a business combination. The definition of a business now includes consideration of whether substantially all the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets. If this condition is met, the transaction would not qualify as a business.
The standard is effective for annual and interim periods beginning after December 15, 2017; however, entities may adopt it for transactions that have closed before the effective date but have not been reported in financial statements that have been issued or made available for issuance. PSEG adopted this standard in the third quarter 2017 with the acquisition of a solar project. This standard upon adoption had no impact on PSEG’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. Early application is permitted. PSEG expects the new guidance to result in more detailed disclosures of revenue compared to current guidance and possible changes in presentation. Included in the scope of the new standard are PSE&G’s regulated revenue recorded under tariffs, including the sale of default supply of electric and gas commodity, and the distribution of electricity and gas to retail residential and commercial and industrial customers, and transmission revenues. The tariff revenue comprises substantially all of PSE&G’s revenue. PSEG expects no material change in revenue recognition of PSE&G’s regulated revenue recorded under tariffs. PSE&G’s revenue from contracts with customers will continue to be recorded as electricity or gas is delivered to the customer. PSEG continues to evaluate contracts under its other revenue streams.
Certain implementation issues are currently being finalized by the AICPA’s Financial Reporting Executive Committee, including the ability to recognize revenue for certain contracts where there is uncertainty regarding collection from customers and accounting for contributions in aid of construction. While those issues are out for comment, based on tentative conclusions PSEG does not expect any material changes to its revenue due to those issues. PSEG will adopt this standard on January 1, 2018 and anticipates electing the full retrospective method of transition. Under this method, PSEG will restate its prior period financial statements to align with the 2018 presentation. Certain reclassifications may affect revenue and expense due to the application of this standard; however, PSEG does not anticipate any material impact to net income.
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
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
This accounting standard’s amendments more closely align hedge accounting with the companies’ risk management activities in the financial statements. The amendments expand hedge accounting for both non-financial and financial risk components by

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

permitting contractually specified components to designate as the hedged risk in a cash flow hedge involving the purchase or sale of non-financial assets or variable rate financial instruments. Additionally, the amendments ease the operational burden of applying hedge accounting by allowing more time to prepare hedge documentation, and allow effectiveness assessments to be performed on a qualitative basis after hedge inception.
The new guidance is effective for annual and interim periods beginning after December 15, 2018. The standard requires using a modified retrospective method upon adoption. Early adoption is permitted. PSEG is currently analyzing the impact of this standard on its consolidated financial statements.
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
The standard is effective for annual and interim periods beginning after December 15, 2017; however, entities may adopt early, including in an interim period. PSEG does not anticipate any current impact on PSEG’s financial statements. PSEG will adopt this standard as of January 1, 2018 using a retrospective transition method to each period presented.
Statement of Cash Flows: Restricted Cash
This accounting standard requires entities to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, either in a narrative or a tabular format. Amounts generally described as restricted cash or restricted cash equivalents should be included in entities’ reconciliation of beginning-of-period and end-of-period amounts in the Statement of Cash Flows.
The standard is effective for annual and interim periods beginning after December 15, 2017; however, entities may adopt early, including in an interim period. PSEG plans to adopt this standard on January 1, 2018 using a retrospective transition method for each period presented. PSEG will continue the current balance sheet classification of restricted cash or restricted cash equivalents. PSEG will provide a reconciliation of cash and cash equivalents and restricted cash or restricted cash equivalents and include a description of these amounts.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of June 1, 2017, Power recognized total D&A of $964 million for the Hudson and Mercer units to reflect the end of their economic useful lives in 2017. In the three and nine months ended September 30, 2017, Power recognized pre-tax charges in Energy Costs of $1 million and $10 million, respectively, primarily for coal inventory lower of cost or market adjustments. For the three and nine months ended September 30, 2017, Power also recognized pre-tax charges in O&M of $8 million and $12 million, respectively, of shut down costs and an increase in the Asset Retirement Obligation due to settlements and changes in cash flow estimates, partially offset by changes in employee-related severance costs. Power currently anticipates using the sites for alternative industrial activity. However, if Power determines not to use the sites for alternative industrial activity, the early retirement of the units at such sites would trigger obligations under certain environmental regulations, including possible remediation. The amounts for any such environmental remediation are neither currently probable nor estimable but may be material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Nuclear
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced being at risk for early retirement. This situation is generally due to the decline in market prices of energy, resulting from low natural gas prices driven by the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities and both federal and state-level policies that provide financial incentives to renewable energy such as wind and solar, but generally do not apply to nuclear generating stations. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet.
If the market trends noted above continue or worsen, Power’s New Jersey nuclear generating units could cease being economically competitive which may cause Power to retire such units prior to the end of their useful lives. The costs associated with any such potential retirement, which may include, among other things, accelerated D&A or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs, and additional funding of the NDT Fund would likely have a material adverse impact on PSEG’s and Power’s future financial results and cash flows. PSEG and Power continue to advocate for sound policies that recognize nuclear power as a source of reliable clean energy, free of air emissions and an important part of a diverse and reliable energy portfolio.
The following table provides the balance sheet amounts by generating station as of September 30, 2017 for significant assets and liabilities associated with Power’s owned share of its nuclear assets.

	As of September 30, 2017
	Hope Creek	Salem	Support Facilities and Other (A)	Peach Bottom
	Millions
Assets
Materials and Supplies Inventory	$85	$81	$—	$41
Nuclear Production, net of Accumulated Depreciation	452	557	204	753
Nuclear Fuel In-Service, net of Accumulated Depreciation	120	94	—	109
Construction Work in Progress (including nuclear fuel)	216	130	9	92
Total Assets	$873	$862	$213	$995
Liability
Asset Retirement Obligation	$148	$162	$—	$164
Total Liabilities	$148	$162	$—	$164
Net Assets	$725	$700	$213	$831
NRC License Renewal Term	2046	2036/2040	—	2033/2034
% Owned	100%	57%	—	50%

(A)	Includes Hope Creek’s and Salem’s shared support facilities and other nuclear development capital.
The precise timing of any potential early retirement and resulting financial statement impact may be affected by a number of factors, including co-owner considerations, the results of any transmission system reliability study assessments and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
For transactions in which Servco acts as principal, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $114 million and $116 million for the three months and $338 million and $315 million for the nine months ended September 30, 2017 and 2016, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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
In October 2017, the 2018 Annual Formula Rate update was filed with FERC and requests approximately $212 million in increased annual transmission revenue effective January 1, 2018, subject to true-up.
Gas System Modernization Program (GSMP)—In July of each year, PSE&G files with the BPU for base rate recovery of GSMP investments which include a return of and on its investment.
In October 2017, PSE&G submitted the planned update to its annual GSMP cost recovery petition, originally filed in July 2017, to include GSMP investments in service as of September 30, 2017. This filing seeks BPU approval to recover in gas base rates an annual revenue increase of $25 million effective January 1, 2018. This increase represents the return of and on investment for GSMP investments in service through September 30, 2017. This proceeding is ongoing.
Energy Strong Recovery Filing—In March and September of each year, PSE&G files with the BPU for base rate recovery of Energy Strong investments which include a return of and on its investment.
In June 2017, PSE&G submitted the planned update to its March Energy Strong cost recovery petition, originally filed in March 2017, to include Energy Strong investments in service as of May 31, 2017. This filing requested estimated annual increases in electric and gas revenues of $16 million and $2 million, respectively. In August 2017, the BPU approved these rate increases effective September 1, 2017.
In September 2017, PSE&G filed its Energy Strong electric cost recovery petition seeking BPU approval to recover the revenue requirements associated with Energy Strong capitalized investment costs placed in service from June 1, 2017 through November 30, 2017. The petition requests rates to be effective March 1, 2018, consistent with the BPU Order of approval of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Energy Strong program. The annualized requested increase in electric revenue requirement is approximately $9 million. This proceeding is ongoing.
Basic Gas Supply Services (BGSS)—In June 2017, PSE&G made its annual BGSS filing with the BPU requesting an increase in the BGSS rate from approximately 34 cents to 37 cents per therm effective October 1, 2017. In September 2017, the BPU approved a Stipulation in this matter on a provisional basis and the BGSS rate was increased.
Weather Normalization Clause—In April 2017, the BPU gave final approval to PSE&G’s petition to collect $54 million in net deficiency gas revenues as a result of the warmer than normal 2015-2016 Winter Period.
In June 2017, PSE&G filed a petition requesting approval to collect $55 million in total net deficiency revenues comprised of $31 million in net deficiency gas revenues as a result of the warmer than normal 2016-2017 Winter Period and the remaining carryover balance of $24 million in net deficiency gas revenue from the 2015-2016 Winter Period. The deficiency gas revenue would be collected from customers over the 2017-2018 and 2018-2019 Winter Periods (October 1 through May 31). In September 2017, the BPU approved this petition on a provisional basis with rates effective October 1, 2017, allowing recovery during the 2017-2018 Winter Period.
Green Program Recovery Charges (GPRC)—In August 2017, the BPU approved PSE&G’s petition for an Energy Efficiency 2017 Program (EE 2017) to extend three existing energy efficiency subprograms (multi-family, direct install and hospital efficiency) and establish two new residential energy efficiency offerings. The two new offerings include deployment of smart thermostats and a pilot program to provide residential customers with energy usage information enabling them to reduce consumption. The Order allows PSE&G to extend the subprogram offerings and establish the residential energy efficiency sub-programs under its existing energy efficiency clause recovery process. The EE 2017 allows for $69 million of additional investment and $16 million of additional administrative and information technology costs. The EE 2017 was added as the 11th component of the GPRC rate effective September 1, 2017.
Each year PSE&G files with the BPU for annual recovery for the 11 combined components of its electric and gas Green Program investments which include a return on its investment and recovery of expenses.
In March 2017, the BPU gave final approval to PSE&G’s 2016 GPRC cost recovery petition to recover approximately $37 million and $13 million in electric and gas revenues, respectively, on an annual basis associated with PSE&G’s implementation of these BPU approved GPRC programs for the period October 1, 2016 through September 30, 2017. The rates were effective May 1, 2017. This Order also included the return of approximately $5 million in remaining overcollections from the completed Securitization Transition Charge.
In June 2017, PSE&G filed its 2017 GPRC cost recovery petition requesting recovery of approximately $47 million and $13 million in electric and gas revenues, respectively, on an annual basis associated with PSE&G's implementation of these BPU-approved programs for the period October 1, 2017 through September 30, 2018. This proceeding is ongoing.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	September 30, 2017	December 31, 2016
	Millions
Commercial/Industrial	$160	$164
Residential	10	11
Total	$170	$175

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
During the first quarter of 2017, due to continuing liquidity issues facing REMA, economic challenges facing coal generation in PJM, and based upon an ongoing review of available alternatives as well as certain recent discussions with REMA management, Energy Holdings recorded an additional $55 million pre-tax charge for its current best estimate of loss related to the lease receivables, which was reflected in Operating Revenues and is included in Gross Investments in Leases as of September 30, 2017.
In June 2017, GenOn Energy, Inc. (GenOn) and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. GenOn is a subsidiary of NRG Energy, Inc. and is the parent of REMA. REMA was not included in the GenOn filing. Energy Holdings continues to monitor the restructuring of GenOn and its possible impacts on REMA and continues to discuss the situation with GenOn. During the second quarter of 2017, Energy Holdings completed its review of estimated residual values embedded in its leveraged lease portfolio of generating assets and the outcome indicated that one of the residual value estimates was lower than the recorded residual value due to a further deterioration of market conditions and changes to operating cost estimates. This decline was determined to be other than temporary. As a result, a pre-tax write-down of $7 million was recorded in the quarter ended June 30, 2017. In addition, based on an ongoing review of (i) the liquidity challenges facing REMA and (ii) available alternatives, Energy Holdings recorded an additional $15 million pre-tax charge for its current best estimate of loss related to lease receivables. The second quarter 2017 pre-tax write-down and additional charge were reflected in Operating Revenues and are included in Gross Investment in Leases for September 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows Energy Holdings’ gross and net lease investment as of September 30, 2017 and December 31, 2016, respectively.

	As of	As of
	September 30, 2017	December 31, 2016
	Millions
Lease Receivables (net of Non-Recourse Debt)	$546	$629
Estimated Residual Value of Leased Assets	326	346
Total Investment in Rental Receivables	872	975
Unearned and Deferred Income	(309)	(326)
Gross Investment in Leases	563	649
Deferred Tax Liabilities	(631)	(674)
Net Investment in Leases	$(68)	$(25)

The corresponding receivables associated with the lease portfolio are reflected in the following table, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of September 30, 2017
As of September 30, 2017
Millions
AA	$15
BBB+ — BBB-	316
BB-	133
CCC-	82
Total	$546

The “BB-” and the “CCC-” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of September 30, 2017, the gross investment in the leases of such assets, net of non-recourse debt, was $337 million ($(184) million, net of deferred taxes). A more detailed description of such assets under lease, as of September 30, 2017, is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$133	64%	1,538	Coal	BB-	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$84	64%	1,036	Gas	BB-	NRG Energy, Inc.
Keystone Station Units 1 and 2	PA	$20	17%	1,711	Coal	CCC-	REMA (A)
Conemaugh Station Units 1 and 2	PA	$20	17%	1,711	Coal	CCC-	REMA (A)
Shawville Station Units 1, 2, 3 and 4	PA	$80	100%	596	Gas	CCC-	REMA (A)

(A)
REMA’s parent company, GenOn, and certain of its subsidiaries (which did not include REMA) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. GenOn is currently engaged in a balance sheet restructuring, which will take an undetermined time to complete.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease structures. These credit enhancement features vary from lease to lease and may include letters of credit or affiliate guarantees. Upon the occurrence of certain defaults, indirect subsidiary companies of Energy Holdings would exercise their rights and seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims. Failure to recover adequate value could ultimately lead to a foreclosure on the assets under lease by the lenders. Although all lease payments are current, PSEG cannot predict the outcome of GenOn’s restructuring process or the possible related impact on REMA. PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments and continues to discuss the situation with GenOn. If lease rejections or foreclosures were to occur, Energy Holdings could potentially record additional pre-tax write-offs up to its gross investment in these facilities and may also be required to accelerate and pay material deferred tax liabilities to the Internal Revenue Service (IRS).
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

	As of September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$706	$331	$(5)	$1,032
Debt Securities
Government	561	10	(4)	567
Corporate	352	7	(1)	358
Total Debt Securities	913	17	(5)	925
Other Securities	55	—	—	55
Total NDT Available-for-Sale Securities	$1,674	$348	$(10)	$2,012

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$705	$263	$(11)	$957
Debt Securities
Government	518	8	(6)	520
Corporate	337	4	(4)	337
Total Debt Securities	855	12	(10)	857
Other Securities	44	—	—	44
Total NDT Available-for-Sale Securities (A)	$1,604	$275	$(21)	$1,858

(A)	The NDT available-for-sale securities table excludes cash of $1 million which is part of the NDT Fund.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2017	December 31, 2016
	Millions
Accounts Receivable	$11	$8
Accounts Payable	$5	$5

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2017				As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$67	$(5)	$—	$—	$120	$(10)	$8	$(1)
Debt Securities
Government (B)	237	(2)	62	(2)	276	(6)	4	—
Corporate (C)	60	—	36	(1)	139	(3)	15	(1)
Total Debt Securities	297	(2)	98	(3)	415	(9)	19	(1)
Other Securities	3	—	—	—	—	—	—	—
NDT Available-for-Sale Securities	$367	$(7)	$98	$(3)	$535	$(19)	$27	$(2)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of September 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)
Debt Securities (Government)—Unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2017.

(C)
Debt Securities (Corporate)—Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2017.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	Millions
Proceeds from NDT Fund Sales (A)	$278	$139	$845	$470
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	$29	$11	$82	$36
Gross Realized Losses	(5)	(3)	(14)	(25)
Net Realized Gains (Losses) on NDT Fund	$24	$8	$68	$11

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
The cost of these securities was determined on the basis of specific identification.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $172 million (after-tax) were recognized in Accumulated Other Comprehensive Loss on PSEG’s and Power’s Condensed Consolidated Balance Sheets as of September 30, 2017.

The NDT available-for-sale debt securities held as of September 30, 2017 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$37
1 - 5 years	236
6 - 10 years	230
11 - 15 years	62
16 - 20 years	67
Over 20 years	293
Total NDT Available-for-Sale Debt Securities	$925

Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the nine months ended September 30, 2017, Other-Than-Temporary Impairments (OTTI) of$9 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
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

	As of September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$22	$1	$—	$23
Debt Securities
Government	82	2	—	84
Corporate	118	3	(1)	120
Total Debt Securities	200	5	(1)	204
Other Securities	2	—	—	2
Total Rabbi Trust Available-for-Sale Securities	$224	$6	$(1)	$229

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$11	$11	$—	$22
Debt Securities
Government	105	—	(2)	103
Corporate	92	1	(2)	91
Total Debt Securities	197	1	(4)	194
Other Securities	1	—	—	1
Total Rabbi Trust Available-for-Sale Securities	$209	$12	$(4)	$217

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2017	December 31, 2016
	Millions
Accounts Receivable	$2	$5
Accounts Payable	$—	$3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2017				As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$—	$—	$—	$—	$—	$—	$—	$—
Debt Securities
Government (B)	25	—	3	—	60	(2)	1	—
Corporate (C)	14	(1)	4	—	46	(2)	3	—
Total Debt Securities	39	(1)	7	—	106	(4)	4	—
Rabbi Trust Available-for-Sale Securities	$39	$(1)	$7	$—	$106	$(4)	$4	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors.

(B)
Debt Securities (Government)—Unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2017.

(C)
Debt Securities (Corporate)—PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2017.

The proceeds from the sales of and the net realized gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	Millions
Proceeds from Rabbi Trust Sales (A)	$24	$20	$168	$81
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$2	$17	$5
Gross Realized Losses	(1)	(2)	(5)	(4)
Net Realized Gains (Losses) on Rabbi Trust	$(1)	$—	$12	$1

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
The cost of these securities was determined on the basis of specific identification.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in the Condensed Consolidated Statements of Operations. Net unrealized gains of $3 million (after-tax) were recognized in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of September 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust available-for-sale debt securities held as of September 30, 2017 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	40
6 - 10 years	27
11 - 15 years	6
16 - 20 years	19
Over 20 years	112
Total Rabbi Trust Available-for-Sale Debt Securities	$204

PSEG periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, the Rabbi Trust is invested in an indexed mutual fund. Due to the commingled nature of this fund, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the nine months ended September 30, 2017, no OTTIs were recognized on securities in the Rabbi Trust. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
The fair value of the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	September 30, 2017	December 31, 2016
	Millions
PSE&G	$46	$43
Power	57	53
Other	126	121
Total Rabbi Trust Available-for-Sale Securities	$229	$217

Note 8. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
As of December 31, 2016, PSEG merged its three qualified defined benefit pension plans (excluding Servco plans) into one plan, thereby also merging all of the pension plans’ assets. As a result, the total net periodic benefit costs, net of amounts capitalized, decreased by approximately $12 million and $36 million for the three months and nine months, ended September 30, 2017, respectively, as compared to the 2017 amounts that would have been recognized had the plans not been merged. This is due to the amortization period for gains and losses for the merged plan resulting in lower amortization than that of the individual plans. No changes were made to the benefit formulas, vesting provisions, or to the employees covered by the plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco.

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	Millions
Components of Net Periodic Benefit Costs
Service Cost	$29	$28	$4	$5	$86	$82	$12	$13
Interest Cost	51	50	15	15	153	151	47	44
Expected Return on Plan Assets	(98)	(98)	(8)	(8)	(295)	(295)	(25)	(23)
Amortization of Net
Prior Service Cost (Credit)	(5)	(5)	(3)	(4)	(14)	(14)	(8)	(11)
Actuarial Loss	24	39	13	10	73	118	38	30
Total Benefit Costs	$1	$14	$21	$18	$3	$42	$64	$53

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	Millions
PSE&G	$(1)	$8	$13	$11	$(3)	$22	$40	$33
Power	—	3	7	6	1	11	20	17
Other	2	3	1	1	5	9	4	3
Total Benefit Costs	$1	$14	$21	$18	$3	$42	$64	$53

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
Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco’s pension-related revenues and costs were $18 million and $16 million for the three months ended September 30, 2017 and 2016, respectively, and $35 million and $28 million for the nine months ended September 30, 2017 and 2016, respectively. Servco’s pension-related costs of $35 million for the nine months ended September 30, 2017 represent its entire planned contribution for the year 2017. The OPEB-related revenues earned and costs incurred were $1 million and $3 million for the three months and nine months ended September 30, 2017. The OPEB-related revenues earned and costs incurred were immaterial for the three months and nine months ended September 30, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2017 and December 31, 2016.

	As of	As of
	September 30, 2017	December 31, 2016
	Millions
Face Value of Outstanding Guarantees	$1,846	$1,806
Exposure under Current Guarantees	$108	$139

Letters of Credit Margin Posted	$134	$157
Letters of Credit Margin Received	$59	$99

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(2)	$(1)
Net Broker Balance Deposited (Received)	$(6)	$57

Additional Amounts Posted:
Other Letters of Credit	$61	$51

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
Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)
In 2002, the EPA determined that a 17-mile stretch of the lower Passaic River from Newark to Clifton, New Jersey is a “Superfund” site under CERCLA. This designation allows the EPA to clean up such sites and to compel responsible parties to perform cleanups or reimburse the government for cleanups led by the EPA.
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
The CPG, which consisted of 50 members as of September 30, 2017, provided a draft RI and draft FS, both relating to the entire 17 miles of the lower Passaic River, to the EPA on February 18, 2015 and April 30, 2015, respectively. The estimated total cost of the RI/FS is approximately $195 million, which the CPG continues to incur. Of the estimated $195 million, as of September 30, 2017, the CPG had spent approximately $168 million, of which PSEG’s total share was approximately $12 million.
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
Based upon the estimated cost of the ROD Remedy, PSEG’s estimate of PSE&G’s and Power’s shares of that cost, and the continued ability of PSE&G to recover such costs in its rates, PSE&G accrued an additional $36 million Environmental Costs Liability and a corresponding Regulatory Asset and Power accrued an additional $8 million Other Noncurrent Liability and a corresponding O&M Expense in the first quarter of 2016. These accruals brought the total liability to approximately $57 million, $46 million applicable to PSE&G and $11 million applicable to Power. There have been no additional accruals recorded since the first quarter of 2016.
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
In June 2016, Tierra and Maxus, successors to Diamond Shamrock, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Maxus and Tierra are subsidiaries of YPF Holdings, Inc. (YPF Holdings). YPF Holdings is a wholly owned subsidiary of YPF S.A. (YPF), a company controlled by the Argentinian government. Neither YPF Holdings nor YPF is a party to the bankruptcy proceedings. However, Tierra and Maxus have filed a plan of liquidation that may allow the parties to assert one or more causes of action to hold YPF responsible for certain amounts owed by Tierra and Maxus. The bankruptcy plan ordered by the Delaware Court in July, 2017 created a Liquidating Trust to pursue outstanding creditors’ claims, including alter ego claims against YPF. PSEG cannot currently determine the impact, if any, that the bankruptcy of Tierra and Maxus or any related proceeding might have on its allocable share or total liability for the Passaic River matter, and therefore, PSEG, through the CPG and independently, will continue to monitor the bankruptcy proceedings to identify any potential impact on PSEG’s share of the costs.
In March 2017, the EPA sent a letter to certain PRPs that are considered by the EPA to have minimal responsibility for the Passaic River’s contamination, offering “cash-out” settlements. The PRPs that settle will be released from their CERCLA remediation liability for the lower 8.3 miles of the lower Passaic River. The impact of this proposed settlement on PSEG’s responsibility for the remediation of the lower 8.3 miles is not material.
In September 2017, the EPA concluded that an Agency-commenced allocation process for the Passaic River’s lower 8.3 miles should include only certain PRPs that received General Notice letters (excluding PRPs that settle pursuant to the early cash-out settlement that the EPA offered in March 2017, among others). The allocation is intended to lead to a consent decree in which certain of the PRPs agree to perform the remedial action under EPA oversight. Discussions on the matter are ongoing.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $390 million and $440 million on an undiscounted basis through 2021, including its $46 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $390 million as of September 30, 2017. Of this amount, $74 million was recorded in Other Current Liabilities and $316 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $390 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding to what extent sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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
Clean Water Act (CWA) Permit Renewals
Pursuant to the Federal Water Pollution Control Act, National Pollutant Discharge Elimination System permits expire within five years of their effective date. In order to renew these permits, but allow a plant to continue to operate, an owner or operator must file a permit application no later than six months prior to expiration of the permit. States with delegated federal authority for this program manage these permits. The NJDEP manages the permits under the New Jersey Pollutant Discharge Elimination System (NJPDES) program. Connecticut and New York also have permits to manage their respective pollutant discharge elimination system programs.
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
In September 2014, several environmental non-governmental groups and certain energy industry groups filed petitions for review of the rule and the case has been assigned to the U.S. Court of Appeals for the Second Circuit (Second Circuit). Environmental organizations, including but not limited to the environmental petitioners in the Second Circuit, have also filed suit under the Endangered Species Act. The cases were subsequently consolidated at the Second Circuit and a decision remains pending.
In June 2016, the NJDEP issued a final NJPDES permit for Salem with an effective date of August 1, 2016. The final permit does not require installation of cooling towers and allows Salem to continue to operate utilizing the existing once-through cooling water system. The final permit does not mandate specific service water system modifications, but consistent with Section 316 (b) of the CWA, it requires additional studies and the selection of technology to address impingement for the service water system. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed a request challenging the NJDEP’s issuance of the final permit for Salem. This matter is still pending. The Riverkeeper’s filing does not change the effective date of the permit. If the Riverkeeper’s challenge were successful, Power may be required to incur additional costs to comply with

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the CWA. Potential cooling water system modification costs could be material and could adversely impact the economic competitiveness of this facility.
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
Power is actively engaged with the Connecticut Department of Energy and Environmental Protection (CTDEEP) regarding renewal of the current permit for the cooling water intake structure at BH3. To address compliance with the EPA’s CWA Section 316(b) final rule, the current proposal under consideration is that, if a final permit is issued, Power would continue to operate BH3 without making the capital expenditures for modification to the existing intake structure and retire BH3 in 2021, which is four years earlier than the previously estimated useful life ending in 2025. Power is currently awaiting action by the CTDEEP to issue a draft and then a final permit.
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
In February 2016, the proposed new generating facility at Bridgeport Harbor was awarded a capacity obligation. The Connecticut Siting Council (CSC) issued an order to approve siting Bridgeport Harbor Station unit 5. All major environmental permits have been received; however, secondary approvals are still being obtained to allow operations to begin by June 2019. Power’s obligations under the CEBA are being monitored regularly and carried out as needed.
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
Jersey City, New Jersey Subsurface Feeder Cable Matter
In early October 2016, a discharge of dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City, New Jersey, was identified and reported to the NJDEP. The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison, with PSE&G owning the portion of the cables located in New Jersey and Con Edison owning the portion of the cables located in New York. The NJDEP has declared an emergency and an emergency response action has been undertaken to investigate, contain, remediate and stop the fluid discharge; to assess, repair and restore the cables to good working order, if feasible; and to restore the property. The regulatory agencies overseeing the emergency response, including the U.S. Coast Guard, the NJDEP and the Army Corps of Engineers, have issued multiple notices, orders and directives to the various parties related to this matter. The impacted cable was repaired in late-September 2017; however, the investigation and response actions related to the fluid discharge are ongoing. Also ongoing is the process to determine ultimate responsibility for the costs to address the leak among PSE&G, Con Edison and NADC, including an action filed by PSE&G in New Jersey federal court seeking damages from NADC. Based on the information currently available and depending on the outcome of the New Jersey federal action, PSE&G’s portion of the costs to address the leak may be material; however, PSE&G anticipates that it will recover these costs through regulatory proceedings.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Conemaugh stations, have bottom ash transport water discharges that are regulated under this rule. Keystone and Conemaugh also have flue gas desulfurization wastewaters regulated by the rule.
In April 2017, the EPA announced that it had granted a petition for reconsideration of the ELG Rule and issued an administrative stay of the compliance dates in the rule that were the subject of pending litigation. In June 2017, the EPA proposed a rule to postpone the compliance deadlines for the BAT limitations for the aforementioned waste streams. In September 2017, the EPA issued a rule postponing for two years compliance dates solely related to bottom ash transport water and flue gas desulfurization wastewater. The EPA has announced plans to issue a new rule by November 2020 addressing revised requirements and compliance dates for these two waste streams. Power is unable to determine how this will ultimately impact its compliance requirements or its financial condition and results of operations.
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
Minimum Fuel Purchase Requirements
Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2020 and a significant portion through 2021 at Salem, Hope Creek and Peach Bottom.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Power also has various long-term fuel purchase commitments for coal through 2021 to support its Keystone and Conemaugh fossil generation stations.
As of September 30, 2017, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2021
Millions
Nuclear Fuel
Uranium	$257
Enrichment	$328
Fabrication	$178
Natural Gas	$963
Coal	$308

Regulatory Proceedings
FERC Compliance
PJM Bidding Matter
In the first quarter of 2014, Power discovered that it incorrectly calculated certain components of its cost-based bids for its New Jersey fossil generating units in the PJM energy market. Upon discovery of the errors, PSEG retained outside counsel to assist in the conduct of an investigation into the matter and self-reported the errors. As the internal investigation proceeded, additional pricing errors in the bids were identified. It was further determined that the quantity of energy that Power offered into the energy market for its fossil peaking units differed from the amount for which Power was compensated in the capacity market for those units. PSEG informed FERC, PJM and the PJM Independent Market Monitor (IMM) of these additional issues, corrected the identified errors, and modified the bid quantities for Power’s peaking units. Power has implemented procedures and continues to review its policies and practices to mitigate the risk of similar issues occurring in the future. During the three months ended March 31, 2014, based upon its best estimate available at the time, Power recorded a pre-tax charge to income in the amount of $25 million related to this matter.
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
Financial Transmission Rights (FTR) Auction Matter
In January 2017, ER&T received requests from the FERC Office of Enforcement relating to the planning and implementation of ER&T’s participation in PJM’s annual FTR auction for the 2016-2017 planning year and the monthly PJM FTR auctions for February, March and April 2016. In October 2017, FERC Staff closed the investigation with no impact to PSEG’s operations or future earnings results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the nine months ended September 30, 2017:
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
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of September 30, 2017, the total available credit capacity was $3.8 billion.
As of September 30, 2017, no single institution represented more than 8% of the total commitments in the credit facilities.
As of September 30, 2017, total credit capacity was in excess of the total anticipated maximum liquidity requirements of PSEG, PSE&G and Power.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs. The total credit facilities and available liquidity as of September 30, 2017 were as follows:

	As of September 30, 2017
Company/Facility	Total Facility	Usage	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$215	$1,285	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$215	$1,285
PSE&G
5-year Credit Facility (A)	$600	$15	$585	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$15	$585
Power
3-year LC Facilities	$200	$112	$88	Mar 2020	Letters of Credit
5-year Credit Facilities	1,900	70	1,830	Mar 2022	Funding/Letters of Credit
Total Power	$2,100	$182	$1,918
Total	$4,200	$412	$3,788

(A)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of September 30, 2017, PSEG had $202 million outstanding at a weighted average interest rate of 1.37%. PSE&G had no amounts outstanding under its Commercial Paper Program as of September 30, 2017.

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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of September 30, 2017 or December 31, 2016. The fair value hedges reduced interest expense by $2 million and $6 million for the three months and nine months ended September 30, 2016.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, related primarily to variable-rate debt instruments. As of September 30, 2017 and December 31, 2016, PSEG had interest rate hedges outstanding totaling $500 million. These hedges convert PSEG’s $500 million variable rate term loan due November 2017 into a fixed rate loan. As of December 31, 2016, the fair value of these hedges was $1 million and was immaterial as of September 30, 2017. There was no ineffectiveness as of September 30, 2017 and December 31, 2016.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to existing and terminated interest rate derivatives designated as cash flow hedges was $1 million and $2 million as of September 30, 2017 and December 31, 2016, respectively. The after-tax unrealized gain expected to be reclassified to earnings during the next 12 months is immaterial.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of September 30, 2017
	Power (A)			PSEG (A)	Consolidated
	Not Designated			Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$352	$(268)	$84	$—	$84
Noncurrent Assets	178	(116)	62	—	62
Total Mark-to-Market Derivative Assets	$530	$(384)	$146	$—	$146
Derivative Contracts
Current Liabilities	$(268)	$261	$(7)	$—	$(7)
Noncurrent Liabilities	(110)	109	(1)	—	(1)
Total Mark-to-Market Derivative (Liabilities)	$(378)	$370	$(8)	$—	$(8)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$152	$(14)	$138	$—	$138

	As of December 31, 2016
	Power (A)			PSE&G (A)	PSEG (A)	Consolidated
	Not Designated			Not Designated	Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$435	$(273)	$162	$—	$1	$163
Noncurrent Assets	122	(98)	24	—	—	24
Total Mark-to-Market Derivative Assets	$557	$(371)	$186	$—	$1	$187
Derivative Contracts
Current Liabilities	$(285)	$277	$(8)	$(5)	$—	$(13)
Noncurrent Liabilities	(98)	95	(3)	—	—	(3)
Total Mark-to-Market Derivative (Liabilities)	$(383)	$372	$(11)	$(5)	$—	$(16)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$174	$1	$175	$(5)	$1	$171

(A)
Substantially all of Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2017 and December 31, 2016. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2017, net cash collateral (received) paid of $(14) million was netted against the corresponding net derivative contract

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

positions. Of the $(14) million as of September 30, 2017, $(7) million was netted against current assets, and $(7) million was netted against noncurrent assets. As of December 31, 2016, net cash collateral (received) paid of $1 million was netted against the corresponding net derivative contract positions. Of the $1 million as of December 31, 2016, $(3) million was netted against noncurrent assets, and $4 million was netted against current liabilities.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $16 million and $19 million as of September 30, 2017 and December 31, 2016, respectively. As of each of September 30, 2017 and December 31, 2016, Power had the contractual right of offset of $9 million related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $7 million and $10 million as of September 30, 2017 and December 31, 2016, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months and nine months ended September 30, 2017 and 2016.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2017	2016		2017	2016
	Millions			Millions
PSEG
Interest Rate Swaps	$1	$1	Interest Expense	$2	$—
Total PSEG	$1	$1		$2	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016		2017	2016
	Millions			Millions
PSEG
Interest Rate Swaps	$1	$3	Interest Expense	$2	$—
Total PSEG	$1	$3		$2	$—

There were no pre-tax gains (losses) recognized in income on derivatives (ineffective portion) as of September 30, 2017 and
2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reconciles the AOCI for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2015	$—	$—
Gain Recognized in AOCI	3	2
Less: Gain Reclassified into Income	—	—
Balance as of December 31, 2016	$3	$2
Gain Recognized in AOCI	1	—
Less: Gain Reclassified into Income	(2)	(1)
Balance as of September 30, 2017	$2	$1

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and nine months ended September 30, 2017 and 2016. Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts for which Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$25	$125	$221	$255
Energy-Related Contracts	Energy Costs	(3)	(11)	(19)	(3)
Total PSEG and Power		$22	$114	$202	$252

The following reflects the gross volume, on an absolute value basis, of derivatives as of September 30, 2017 and December 31, 2016.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of September 30, 2017
Natural Gas	Dekatherm (Dth)	265	—	265	—
Electricity	MWh	332	—	332	—
Financial Transmission Rights (FTRs)	MWh	5	—	5	—
Interest Rate Swaps	U.S. Dollars	500	500	—	—
As of December 31, 2016
Natural Gas	Dth	357	—	348	9
Electricity	MWh	323	—	323	—
FTRs	MWh	9	—	9	—
Interest Rate Swaps	U.S. Dollars	500	500	—	—

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
As of September 30, 2017, 99% of the net credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).
The following table provides information on Power’s credit risk from others, net of collateral, as of September 30, 2017. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Collateral Held	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$318	$55	$263	2	$128	(A)
Non-Investment Grade	5	1	4	—	—
Total	$323	$56	$267	2	$128

(A)	Includes net exposure of $97 million with PSE&G.
As of September 30, 2017, collateral held from counterparties where Power had credit exposure included $3 million in cash collateral and $53 million in letters of credit.
As of September 30, 2017, Power had 144 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2017, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of September 30, 2017, PSE&G had no net credit exposure with suppliers, including Power.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2017, these consisted primarily of certain electric load contracts and gas contracts.
Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable.
The following tables present information about PSEG’s, PSE&G’s and Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2017
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$220	$—	$220	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$146	$(384)	$11	$513	$6
NDT Fund (D)
Equity Securities	$1,032	$—	$1,030	$2	$—
Debt Securities—U.S. Treasury	$249	$—	$—	$249	$—
Debt Securities—Govt Other	$318	$—	$—	$318	$—
Debt Securities—Corporate	$358	$—	$—	$358	$—
Other Securities	$55	$—	$55	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$23	$—	$23	$—	$—
Debt Securities—U.S. Treasury	$51	$—	$—	$51	$—
Debt Securities—Govt Other	$33	$—	$—	$33	$—
Debt Securities—Corporate	$120	$—	$—	$120	$—
Other Securities	$2	$—	$2	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(8)	$370	$(6)	$(372)	$—
PSE&G
Assets:
Cash Equivalents (A)	$220	$—	$220	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$7	$—	$—	$7	$—
Debt Securities—Corporate	$24	$—	$—	$24	$—
Other Securities	$—	$—	$—	$—	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$146	$(384)	$11	$513	$6
NDT Fund (D)
Equity Securities	$1,032	$—	$1,030	$2	$—
Debt Securities—U.S. Treasury	$249	$—	$—	$249	$—
Debt Securities—Govt Other	$318	$—	$—	$318	$—
Debt Securities—Corporate	$358	$—	$—	$358	$—
Other Securities	$55	$—	$55	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$30	$—	$—	$30	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(8)	$370	$(6)	$(372)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2016
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$365	$—	$365	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$186	$(371)	$17	$533	$7
Interest Rate Swaps (C)	$1	$—	$—	$1	$—
NDT Fund (D)
Equity Securities	$957	$—	$954	$3	$—
Debt Securities—U.S. Treasury	$227	$—	$—	$227	$—
Debt Securities—Govt Other	$293	$—	$—	$293	$—
Debt Securities—Corporate	$337	$—	$—	$337	$—
Other Securities	$44	$—	$44	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—U.S. Treasury	$37	$—	$—	$37	$—
Debt Securities—Govt Other	$66	$—	$—	$66	$—
Debt Securities—Corporate	$91	$—	$—	$91	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(16)	$372	$(18)	$(364)	$(6)
PSE&G
Assets:
Cash Equivalents (A)	$365	$—	$365	$—	$—
Derivative Contracts:
Energy Related Contracts (B)	$—	$—	$—	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$7	$—	$—	$7	$—
Debt Securities—Govt Other	$13	$—	$—	$13	$—
Debt Securities—Corporate	$18	$—	$—	$18	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(5)	$—	$—	$—	$(5)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$186	$(371)	$17	$533	$7
NDT Fund (D)
Equity Securities	$957	$—	$954	$3	$—
Debt Securities—U.S. Treasury	$227	$—	$—	$227	$—
Debt Securities—Govt Other	$293	$—	$—	$293	$—
Debt Securities—Corporate	$337	$—	$—	$337	$—
Other Securities	$44	$—	$44	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$9	$—	$—	$9	$—
Debt Securities—Govt Other	$16	$—	$—	$16	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(11)	$372	$(18)	$(364)	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)	Represents money market mutual funds.

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

(D)
The fair value measurement tables exclude an immaterial amount of cash as of September 30, 2017 and $1 million as of December 31, 2016, which is part of the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities classified as “available for sale.” The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities classified as “available for sale” as of September 30, 2017. The Rabbi Trust maintained investments in a S&P 500 index fund and various securities classified as “available for sale” as of December 31, 2016. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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
Level 2—NDT and Rabbi Trust fixed income securities include primarily investment grade corporate bonds, collateralized mortgage obligations, asset backed securities and certain government and U.S. Treasury obligations or Federal Agency asset-backed securities and municipal bonds with a wide range of maturities. Since many fixed income securities do not trade on a daily basis, they are priced using an evaluated pricing methodology that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The preferred stocks are not actively traded on a daily basis and therefore, are also priced using an evaluated pricing methodology. Certain short-term investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield.

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of September 30, 2017, net cash collateral (received) paid of $(14) million was netted against the corresponding net derivative contract positions. The $(14) million of cash collateral as of September 30, 2017 was netted against assets. As of December 31, 2016, net cash collateral (received) paid of $1 million was netted against the corresponding net derivative contract positions. Of the $1 million of cash collateral as of December 31, 2016, $(3) million was netted against assets, and $4 million was netted against liabilities.

Additional Information Regarding Level 3 Measurements
For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations for contracts with tenors that extend into periods with no observable pricing. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 because the model inputs generally are not observable. PSEG’s Risk Management Committee (RMC) approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval and the monitoring and reporting of risk exposures. The RMC reports to the Corporate Governance and Audit Committees of the PSEG Board of Directors on the scope of the risk management activities and is responsible for approving all valuation procedures at PSEG. Forward price curves for the power market utilized by Power to manage the portfolio are maintained and reviewed by PSEG’s Enterprise Risk Management market pricing group and used for financial reporting purposes. PSEG considers credit and nonperformance risk in the valuation of derivative contracts categorized in Levels 2 and 3, including both historical and current market data, in its assessment of credit and nonperformance risk by counterparty. The impacts of credit and nonperformance risk were not material to the financial statements.
For PSE&G, the natural gas supply contract was measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors, as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. The fair value of Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The following tables provide details surrounding significant Level 3 valuations as of September 30, 2017 and December 31, 2016.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	September 30, 2017		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$5	$—	Discounted Cash flow	Historic Load Variability	0% to +10%
Gas	Other	1	—
Total Power		$6	$—
Total PSEG		$6	$—

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2016		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contract	$—	$(5)	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$—	$(5)
Power
Electricity	Electric Load Contracts	$7	$(1)	Discounted Cash Flow	Historic Load Variability	0% to +10%
Gas (A)	Other	—	—
Total Power		$7	$(1)
Total PSEG		$7	$(6)

(A)	Includes gas positions which were immaterial.
Significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where Power is a seller, an increase in the load variability would decrease the fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended September 30, 2017 and September 30, 2016, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis for the Three Months and Nine Months Ended September 30, 2017

	Three Months Ended September 30, 2017
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2017	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2017
	Millions
PSEG
Net Derivative Assets (Liabilities)	$6	$3	$—	$—	$(3)	$—	$6
PSE&G
Net Derivative Assets (Liabilities)	$—	$—	$—	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$6	$3	$—	$—	$(3)	$—	$6

	Nine Months Ended September 30, 2017
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2017	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2017
	Millions
PSEG
Net Derivative Assets (Liabilities)	$1	$29	$5	$—	$(28)	$(1)	$6
PSE&G
Net Derivative Assets (Liabilities)	$(5)	$—	$5	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$6	$29	$—	$—	$(28)	$(1)	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2016

	Three Months Ended September 30, 2016
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2016	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2016
	Millions
PSEG
Net Derivative Assets (Liabilities)	$5	$8	$(2)	$4	$(4)	$—	$11
PSE&G
Net Derivative Assets (Liabilities)	$(2)	$—	$(2)	$—	$—	$—	$(4)
Power
Net Derivative Assets (Liabilities)	$7	$8	$—	$4	$(4)	$—	$15

	Nine Months Ended September 30, 2016
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2016	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2016

PSEG
Net Derivative Assets (Liabilities)	$13	$24	$(6)	$4	$(24)	$—	$11
PSE&G
Net Derivative Assets (Liabilities)	$2	$—	$(6)	$—	$—	$—	$(4)
Power
Net Derivative Assets (Liabilities)	$11	$24	$—	$4	$(24)	$—	$15

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $3 million and $29 million in Operating Income for the three months and nine months ended September 30, 2017, respectively. The $3 million in Operating Income is realized. Of the $29 million in Operating Income, $1 million is unrealized.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Accumulated Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)
Represents $(3) million and $(28) million in settlements for the three months and nine months ended September 30, 2017, respectively. Represents $(4) million and $(24) million in settlements for the three months and nine months

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ended September 30, 2016, respectively.

(D)
During the three months ended September 30, 2017 there were no transfers in to or out of Level 3. During the nine months ended September 30, 2017, $(1) million of net derivatives assets/liabilities were transferred from Level 2 to Level 3. There were no transfers in to or out of Level 3 during three months and nine months ended September 30, 2016.

(E)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $8 million and $24 million in Operating Income for the three months and nine months ended September 30, 2016, respectively. Of the $8 million in Operating Income, $4 million is unrealized. The $24 million in Operating Income is realized.

As of September 30, 2017, PSEG carried $2.6 billion of net assets that are measured at fair value on a recurring basis, of which $6 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of September 30, 2016, PSEG carried $2.6 billion of net assets that are measured at fair value on a recurring basis, of which $11 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of September 30, 2017 and December 31, 2016.

	As of		As of
	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A) (B)	$1,896	$1,891	$1,195	$1,185
PSE&G (B)	8,243	8,857	7,818	8,240
Power - Recourse Debt (B)	2,385	2,657	2,382	2,578
Total Long-Term Debt	$12,524	$13,405	$11,395	$12,003

(A)
As of September 30, 2017, fair value includes a $700 million floating rate term loan in addition to the $500 million floating rate term loan and net offsets as of December 31, 2016. The fair values of the term loan debt (Level 2 measurement) approximate the carrying values because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.

(B)
Given that these bonds do not trade actively, the fair value amounts of taxable debt securities (primarily Level 2 measurements) are generally determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. In order to incorporate the credit risk into the discount rates, pricing is obtained (i.e. U.S. Treasury rate plus credit spread) based on expected new issue pricing across each of the companies’ respective debt maturity spectrum. The credit spreads of various tenors obtained from this information are added to the appropriate benchmark U.S. Treasury rates in order to determine the current market yields for the various tenors. The yields are then converted into discount rates of various tenors that are used for discounting the respective cash flows of the same tenor for each bond or note.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Other Income and Deductions

Other Income	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2017
NDT Fund Gains, Interest, Dividend and Other Income	$—	$41	$—	$41
Allowance for Funds Used During Construction	14	—	—	14
Rabbi Trust Realized Gains, Interest and Dividends	1	1	—	2
Solar Loan Interest	6	—	—	6
Other	2	1	—	3
Total Other Income	$23	$43	$—	$66
Nine Months Ended September 30, 2017
NDT Fund Gains, Interest, Dividend and Other Income	$—	$117	$—	$117
Allowance for Funds Used During Construction	42	—	—	42
Rabbi Trust Realized Gains, Interest and Dividends	5	6	11	22
Solar Loan Interest	16	—	—	16
Other	7	4	—	11
Total Other Income	$70	$127	$11	$208
Three Months Ended September 30, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$21	$—	$21
Allowance for Funds Used During Construction	14	—	—	14
Rabbi Trust Realized Gains, Interest and Dividends	1	—	3	4
Solar Loan Interest	6	—	—	6
Other	1	2	(1)	2
Total Other Income	$22	$23	$2	$47
Nine Months Ended September 30, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$69	$—	$69
Allowance for Funds Used During Construction	35	—	—	35
Rabbi Trust Realized Gains, Interest and Dividends	2	2	6	10
Solar Loan Interest	17	—	—	17
Other	7	3	(2)	8
Total Other Income	$61	$74	$4	$139

Other Deductions	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2017
NDT Fund Realized Losses and Expenses	$—	$8	$—	$8
Other	1	—	1	2
Total Other Deductions	$1	$8	$1	$10
Nine Months Ended September 30, 2017
NDT Fund Realized Losses and Expenses	$—	$21	$—	$21
Other	3	1	5	9
Total Other Deductions	$3	$22	$5	$30
Three Months Ended September 30, 2016
NDT Fund Realized Losses and Expenses	$—	$5	$—	$5
Other	1	1	1	3
Total Other Deductions	$1	$6	$1	$8
Nine Months Ended September 30, 2016
NDT Fund Realized Losses and Expenses	$—	$31	$—	$31
Other	3	2	3	8
Total Other Deductions	$3	$33	$3	$39

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Income Taxes
PSEG’s, PSE&G’s and Power’s effective tax rates for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
PSEG	38.9%	36.5%	35.5%	36.3%
PSE&G	38.8%	36.1%	37.4%	36.1%
Power	41.9%	39.3%	37.9%	39.4%

For the three months and nine months ended September 30, 2017, the differences in PSEG’s effective tax rates as compared to the same periods in the prior year, as well as to the statutory tax rate of 40.85%, were due primarily to changes in uncertain tax positions and the NDT Fund. For the nine months ended September 30, 2017, the effective tax rate was also favorably impacted by interest from a New Jersey State income tax refund.
For the three months and nine months ended September 30, 2017, the differences in PSE&G’s effective tax rates as compared to the same periods in the prior year, as well as to the statutory tax rate of 40.85%, were due primarily to changes in uncertain tax positions, plant and other flow-through items.
For the three months and nine months ended September 30, 2017, the differences in Power’s effective tax rates as compared to the same periods in the prior year, as well as to the statutory tax rate of 40.85%, were due primarily to changes in uncertain tax positions, manufacturing deduction and the NDT Fund.
PSEG’s federal tax returns for the years 2011 and 2012 are currently being audited by the IRS. The audit and other related claims are reasonably expected to be completed within the next 12 months. As a result, it is reasonably possible that a decrease in PSEG’s total unrecognized tax benefits may be necessary in the range of $80 million to $180 million based on current estimates.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2017	$2	$(386)	$158	$(226)
Other Comprehensive Income before Reclassifications	—	—	25	25
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	6	(8)	(3)
Net Current Period Other Comprehensive Income (Loss)	(1)	6	17	22
Balance as of September 30, 2017	$1	$(380)	$175	$(204)

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2016	$1	$(370)	$117	$(252)
Other Comprehensive Income before Reclassifications	1	—	26	27
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	9	(2)	7
Net Current Period Other Comprehensive Income (Loss)	1	9	24	34
Balance as of September 30, 2016	$2	$(361)	$141	$(218)

PSEG	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$2	$(398)	$133	$(263)
Other Comprehensive Income before Reclassifications	—	—	78	78
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	18	(36)	(19)
Net Current Period Other Comprehensive Income (Loss)	(1)	18	42	59
Balance as of September 30, 2017	$1	$(380)	$175	$(204)

PSEG	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(386)	$91	$(295)
Other Comprehensive Income before Reclassifications	2	—	44	46
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	25	6	31
Net Current Period Other Comprehensive Income (Loss)	2	25	50	77
Balance as of September 30, 2016	$2	$(361)	$141	$(218)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2017	$—	$(330)	$158	$(172)
Other Comprehensive Income before Reclassifications	—	—	24	24
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(9)	(4)
Net Current Period Other Comprehensive Income (Loss)	—	5	15	20
Balance as of September 30, 2017	$—	$(325)	$173	$(152)

Power	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2016	$—	$(313)	$112	$(201)
Other Comprehensive Income before Reclassifications	—	—	24	24
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	(2)	5
Net Current Period Other Comprehensive Income (Loss)	—	7	22	29
Balance as of September 30, 2016	$—	$(306)	$134	$(172)

Power	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$—	$(340)	$129	$(211)
Other Comprehensive Income before Reclassifications	—	—	74	74
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	15	(30)	(15)
Net Current Period Other Comprehensive Income (Loss)	—	15	44	59
Balance as of September 30, 2017	$—	$(325)	$173	$(152)

Power	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(327)	$87	$(240)
Other Comprehensive Income before Reclassifications	—	—	40	40
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	21	7	28
Net Current Period Other Comprehensive Income (Loss)	—	21	47	68
Balance as of September 30, 2016	$—	$(306)	$134	$(172)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2017			September 30, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$2	$(1)	$1	$2	$(1)	$1
Total Cash Flow Hedges		2	(1)	1	2	(1)	1
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	7	(3)	4
Amortization of Actuarial Loss	O&M Expense	(13)	5	(8)	(37)	15	(22)
Total Pension and OPEB Plans		(10)	4	(6)	(30)	12	(18)
Available-for-Sale Securities
Realized Gains	Other Income	29	(15)	14	99	(49)	50
Realized Losses	Other Deductions	(6)	2	(4)	(19)	9	(10)
OTTI	OTTI	(5)	3	(2)	(9)	5	(4)
Total Available-for-Sale Securities		18	(10)	8	71	(35)	36
Total		$10	$(7)	$3	$43	$(24)	$19

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2016			September 30, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$3	$(2)	$1	$9	$(4)	$5
Amortization of Actuarial Loss	O&M Expense	(17)	7	(10)	(51)	21	(30)
Total Pension and OPEB Plans		(14)	5	(9)	(42)	17	(25)
Available-for-Sale Securities
Realized Gains	Other Income	13	(6)	7	41	(20)	21
Realized Losses	Other Deductions	(5)	3	(2)	(29)	15	(14)
OTTI	OTTI	(5)	2	(3)	(25)	12	(13)
Total Available-for-Sale Securities		3	(1)	2	(13)	7	(6)
Total		$(11)	$4	$(7)	$(55)	$24	$(31)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2017			September 30, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$2	$(1)	$1	$6	$(3)	$3
Amortization of Actuarial Loss	O&M Expense	(11)	5	(6)	(32)	14	(18)
Total Pension and OPEB Plans		(9)	4	(5)	(26)	11	(15)
Available-for-Sale Securities
Realized Gains	Other Income	29	(15)	14	86	(44)	42
Realized Losses	Other Deductions	(5)	2	(3)	(15)	7	(8)
OTTI	OTTI	(5)	3	(2)	(9)	5	(4)
Total Available-for-Sale Securities		19	(10)	9	62	(32)	30
Total		$10	$(6)	$4	$36	$(21)	$15

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2016			September 30, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$3	$(1)	$2	$8	$(3)	$5
Amortization of Actuarial Loss	O&M Expense	(15)	6	(9)	(44)	18	(26)
Total Pension and OPEB Plans		(12)	5	(7)	(36)	15	(21)
Available-for-Sale Securities
Realized Gains	Other Income	12	(5)	7	37	(18)	19
Realized Losses	Other Deductions	(4)	2	(2)	(26)	13	(13)
OTTI	OTTI	(5)	2	(3)	(25)	12	(13)
Total Available-for-Sale Securities		3	(1)	2	(14)	7	(7)
Total		$(9)	$4	$(5)	$(50)	$22	$(28)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$395	$395	$327	$327	$618	$618	$985	$985
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	505	505	505	505	505	505	505	505
Effect of Stock Based Compensation Awards	—	2	—	3	—	2	—	3
Total Shares	505	507	505	508	505	507	505	508

EPS
Net Income	$0.78	$0.78	$0.65	$0.64	$1.22	$1.22	$1.95	$1.94

There were approximately 0.3 million for the three months and nine months ended September 30, 2017 and approximately 0.4 million for the three months and nine months ended September 30, 2016 of stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect.
Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2017	2016	2017	2016
Per Share	$0.43	$0.41	$1.29	$1.23
In Millions	$217	$207	$652	$622

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Financial Information by Business Segment

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended September 30, 2017
Total Operating Revenues	$1,509	$873	$135	$(254)	$2,263
Net Income (Loss)	246	136	13	—	395
Gross Additions to Long-Lived Assets	729	327	9	—	1,065
Nine Months Ended September 30, 2017
Operating Revenues	$4,689	$3,086	$334	$(1,121)	$6,988
Net Income (Loss)	753	(131)	(4)	—	618
Gross Additions to Long-Lived Assets	2,118	903	25	—	3,046
Three Months Ended September 30, 2016
Total Operating Revenues	$1,684	$1,075	$7	$(316)	$2,450
Net Income (Loss)	255	139	(67)	—	327
Gross Additions to Long-Lived Assets	680	325	9	—	1,014
Nine Months Ended September 30, 2016
Operating Revenues	$4,746	$3,102	$256	$(1,133)	$6,971
Net Income (Loss)	696	320	(31)	—	985
Gross Additions to Long-Lived Assets	2,035	923	27	—	2,985
As of September 30, 2017
Total Assets	$27,802	$11,631	$2,288	$(564)	$41,157
Investments in Equity Method Subsidiaries	$—	$90	$—	$—	$90
As of December 31, 2016
Total Assets	$26,288	$12,193	$2,373	$(784)	$40,070
Investments in Equity Method Subsidiaries	$—	$102	$—	$—	$102

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2017	2016	2017	2016
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$259	$320	$1,154	$1,162
Administrative Billings from Services (B)	82	73	226	224
Total Billings from Affiliates	$341	$393	$1,380	$1,386

	As of	As of
Related-Party Transactions	September 30, 2017	December 31, 2016
	Millions
Receivables from PSEG (C)	$—	$76
Payable to Power (A)	$86	$193
Payable to Services (B)	46	67
Payable to PSEG (C)	46	—
Accounts Payable—Affiliated Companies	$178	$260
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$83	$130

Power
The financial statements for Power include transactions with related parties as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2017	2016	2017	2016
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$259	$320	$1,154	$1,162
Billings from Affiliates:
Administrative Billings from Services (B)	$39	$44	$117	$134

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	September 30, 2017	December 31, 2016
	Millions
Receivables from PSE&G (A)	$86	$193
Receivables from PSEG (C)	—	12
Accounts Receivable—Affiliated Companies	$86	$205
Payable to Services (B)	$17	$25
Payable to PSEG (C)	111	—
Accounts Payable—Affiliated Companies	$128	$25
Short-Term Loan Due (to) from Affiliate (E)	$1	$87
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$57	$77

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Guarantees of Debt
Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries, as of September 30, 2017 and December 31, 2016 and for the three months and nine months ended September 30, 2017 and 2016.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended September 30, 2017
Operating Revenues	$—	$856	$46	$(29)	$873
Operating Expenses	2	643	44	(29)	660
Operating Income (Loss)	(2)	213	2	—	213
Equity Earnings (Losses) of Subsidiaries	143	(3)	3	(140)	3
Other Income	24	58	(2)	(37)	43
Other Deductions	—	(8)	—	—	(8)
Other-Than-Temporary Impairments	—	(5)	—	—	(5)
Interest Expense	(32)	(12)	(5)	37	(12)
Income Tax Benefit (Expense)	3	(103)	2	—	(98)
Net Income (Loss)	$136	$140	$—	$(140)	$136
Comprehensive Income (Loss)	$156	$154	$—	$(154)	$156
Nine Months Ended September 30, 2017
Operating Revenues	$—	$3,036	$145	$(95)	$3,086
Operating Expenses	4	3,315	139	(95)	3,363
Operating Income (Loss)	(4)	(279)	6	—	(277)
Equity Earnings (Losses) of Subsidiaries	(111)	(8)	11	119	11
Other Income	71	155	—	(99)	127
Other Deductions	(1)	(21)	—	—	(22)
Other-Than-Temporary Impairments	—	(9)	—	—	(9)
Interest Expense	(96)	(30)	(14)	99	(41)
Income Tax Benefit (Expense)	10	68	2	—	80
Net Income (Loss)	$(131)	$(124)	$5	$119	$(131)
Comprehensive Income (Loss)	$(72)	$(80)	$5	$75	$(72)
Nine Months Ended September 30, 2017
Net Cash Provided By (Used In) Operating Activities	$(55)	$1,159	$142	$3	$1,249
Net Cash Provided By (Used In) Investing Activities	$738	$(289)	$(343)	$(990)	$(884)
Net Cash Provided By (Used In) Financing Activities	$(683)	$(869)	$211	$987	$(354)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended September 30, 2016
Operating Revenues	$—	$1,059	$43	$(27)	$1,075
Operating Expenses	(2)	826	40	(27)	837
Operating Income (Loss)	2	233	3	—	238
Equity Earnings (Losses) of Subsidiaries	143	(1)	3	(142)	3
Other Income	18	26	—	(21)	23
Other Deductions	(2)	(4)	—	—	(6)
Other-Than-Temporary Impairments	—	(5)	—	—	(5)
Interest Expense	(30)	(12)	(3)	21	(24)
Income Tax Benefit (Expense)	8	(97)	(1)	—	(90)
Net Income (Loss)	$139	$140	$2	$(142)	$139
Comprehensive Income (Loss)	$168	$161	$2	$(163)	$168
Nine Months Ended September 30, 2016
Operating Revenues	$—	$3,061	$131	$(90)	$3,102
Operating Expenses	10	2,494	119	(90)	2,533
Operating Income (Loss)	(10)	567	12	—	569
Equity Earnings (Losses) of Subsidiaries	347	(1)	9	(346)	9
Other Income	52	88	—	(66)	74
Other Deductions	(2)	(31)	—	—	(33)
Other-Than-Temporary Impairments	—	(25)	—	—	(25)
Interest Expense	(91)	(29)	(12)	66	(66)
Income Tax Benefit (Expense)	24	(234)	2	—	(208)
Net Income (Loss)	$320	$335	$11	$(346)	$320
Comprehensive Income (Loss)	$388	$381	$11	$(392)	$388
Nine Months Ended September 30, 2016
Net Cash Provided By (Used In) Operating Activities	$175	$1,261	$234	$(410)	$1,260
Net Cash Provided By (Used In) Investing Activities	$(588)	$(1,166)	$(549)	$1,152	$(1,151)
Net Cash Provided By (Used In) Financing Activities	$413	$(95)	$315	$(742)	$(109)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of September 30, 2017
Current Assets	$4,089	$1,324	$182	$(4,433)	$1,162
Property, Plant and Equipment, net	57	5,408	2,607	—	8,072
Investment in Subsidiaries	4,168	338	—	(4,506)	—
Noncurrent Assets	184	2,211	116	(114)	2,397
Total Assets	$8,498	$9,281	$2,905	$(9,053)	$11,631
Current Liabilities	$233	$3,221	$1,743	$(4,433)	$764
Noncurrent Liabilities	503	2,192	524	(114)	3,105
Long-Term Debt	2,385	—	—	—	2,385
Member’s Equity	5,377	3,868	638	(4,506)	5,377
Total Liabilities and Member’s Equity	$8,498	$9,281	$2,905	$(9,053)	$11,631
As of December 31, 2016
Current Assets	$4,412	$1,593	$152	$(4,697)	$1,460
Property, Plant and Equipment, net	55	6,145	2,320	—	8,520
Investment in Subsidiaries	4,249	344	—	(4,593)	—
Noncurrent Assets	168	2,016	129	(100)	2,213
Total Assets	$8,884	$10,098	$2,601	$(9,390)	$12,193
Current Liabilities	$171	$3,752	$1,454	$(4,697)	$680
Noncurrent Liabilities	532	2,398	502	(100)	3,332
Long-Term Debt	2,382	—	—	—	2,382
Member’s Equity	5,799	3,948	645	(4,593)	5,799
Total Liabilities and Member’s Equity	$8,884	$10,098	$2,601	$(9,390)	$12,193

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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
PSEG’s business consists of two reportable segments, our principal direct wholly owned subsidiaries, which are:

•
PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in solar generation projects and has implemented energy efficiency and related programs in New Jersey, which are regulated by the BPU, and

•
Power—which is a multi-regional energy supply company that integrates the operations of its merchant nuclear and fossil generating assets with its power marketing businesses and fuel supply functions through competitive energy sales in well-developed energy markets primarily in the Northeast and Mid-Atlantic United States through its principal direct wholly owned subsidiaries. In addition, Power owns and operates solar generation in various states. Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency (EPA) and the states in which they operate.

PSEG’s other direct wholly owned subsidiaries include PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily has investments in leveraged leases; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) electric transmission and distribution (T&D) system under a contractual Operations and Services Agreement; and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
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

Financial Results
The results for PSEG, PSE&G and Power for the three months and nine months ended September 30, 2017 and 2016 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Earnings (Losses)	2017	2016	2017	2016
	Millions
PSE&G	$246	$255	$753	$696
Power (A)	136	139	(131)	320
Other (B)	13	(67)	(4)	(31)
PSEG Net Income	$395	$327	$618	$985

PSEG Net Income Per Share (Diluted)	$0.78	$0.64	$1.22	$1.94

(A)
Includes after-tax expenses of $5 million and $568 million in the three months and nine months ended September 30, 2017, respectively, and after-tax expenses of $67 million for the three months and nine months ended September 30, 2016 related to the early retirement of Power’s Hudson and Mercer coal/gas generation plants. See Item 1. Note 3. Early Plant Retirements for additional information.

(B)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded after-tax charges of $45 million for the nine months ended September 30, 2017, and an after-tax impairment of $86 million for the three months and nine months ended September 30, 2016 related to its investments in NRG REMA, LLC’s (REMA) leveraged leases. See Item 1. Note 6. Financing Receivables for additional information.

Power’s results above include the realized gains, losses and earnings on the Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity and the impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$10	$2	$32	$(4)
Non-Trading MTM Gains (Losses) (C)	$(27)	$34	$—	$(54)

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

(B)	Net of tax (expense) benefit of $(12) million, $(2) million, $(37) million and $0 million for the three and nine months ended September 30, 2017 and 2016, respectively.

(C)	Net of tax (expense) benefit of $19 million $(24) million, $0 million and $37 million for the three and nine months ended September 30, 2017 and 2016, respectively.
Our $68 million increase in Net Income for the three months ended September 30, 2017 was driven primarily by

•	an impairment in 2016 related to investments in certain leveraged leases at Energy Holdings,

•	higher charges in 2016 related to early retirement of our Hudson and Mercer coal/gas generation units at Power,

•	lower generation costs driven by lower natural gas costs and congestion costs, and

•	higher transmission revenues.

These favorable variances were partially offset by

•	lower sales of electricity sold under the Basic Generation Service contract and in PJM, and

•	MTM losses in 2017 as compared to MTM gains in 2016.
Our $367 million decrease in Net Income for the nine months ended September 30, 2017 was driven largely by higher charges, primarily accelerated depreciation, related to the early retirement of our Hudson and Mercer coal/gas generation units at Power. These decreases were partially offset by

•	lower O&M Expense due to cost control efforts,

•	lower charges related to investments in certain leveraged leases at Energy Holdings,

•	MTM losses in 2016, and

•	higher NDT gains and lower NDT losses in 2017.
During the first nine months of 2017, we maintained a strong balance sheet. We continued to effectively deploy capital without the need for additional equity, while our solid credit ratings aided our ability to access capital and credit markets. The greater emphasis on capital spending for projects on which we receive contemporaneous returns at PSE&G, our regulated utility, in recent years has yielded strong results, which when combined with the cash flow generated by Power, our merchant generator and power marketer, has allowed us to increase our dividend. These actions to transition our business to meet market conditions and investor expectations reflect our long-term approach to managing our company. Our focus has been to invest capital in T&D and other infrastructure projects aimed at maintaining service reliability to our customers and bolstering our system resiliency. At Power, we strive to improve performance and reduce costs in order to enhance the value of our generation fleet in light of low gas prices, environmental considerations and competitive market forces that reward efficiency and reliability.
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
As a result of our Energy Strong Order from the BPU, we are required to file a distribution base rate case. Following discussions with BPU Staff and Rate Counsel, and as approved by the BPU at its October 20, 2017 meeting, the deadline for filing PSE&G’s distribution base rate case was moved from November 1, 2017 to December 1, 2017. The initial filing will now be based upon three months of actual data and nine months of forecasted data updated for actual data throughout the proceeding. The distribution base rate case will provide PSE&G the opportunity to recover investments made since its last distribution base rate case, including investments that were not recovered through clauses, such as the stipulated base investment associated with GSMP, the portion of Energy Strong investment not recovered through the clause, and investments that exceeded our depreciation levels in revenues. Recovery of these investments, coupled with updates to O&M and other adjustments, are anticipated to result in a proposed mid-single digit percentage increase in PSE&G distribution revenues. The distribution base rate case filing will include a test year through June 30, 2018 and will request the inclusion of known and measurable changes in rate base through December 31, 2018, a 10.3% return on equity (ROE) and a capitalization structure with a 54% equity component, and we expect to request new rates effective October 1, 2018. As part of the filing, we will also request approval to decouple electric and gas revenues from sales volumes for most distribution customer classes. We cannot predict the outcome of this proceeding.
In July 2017, we filed a petition with the BPU for GSMP II, a five-year extension of GSMP, which would accelerate the pace of replacement of our aging cast iron and unprotected steel mains and associated service. We proposed to invest up to $540 million per year over this five-year program beginning in 2019. In August 2017, the BPU approved our request for an extension of our Energy Efficiency program.
Although the weather in the first three months of 2017 was warmer than normal, Power’s results saw a continuing benefit from access to natural gas supplies through existing firm pipeline transportation contracts. Power manages these contracts for the benefit of PSE&G’s customers through the basic gas supply (BGSS) arrangement. The contracts are sized to provide for delivery of a reliable gas supply to PSE&G customers on peak winter demand days. When pipeline capacity beyond the customers’ needs is available, Power can use it to make third-party sales and if excess volume remains after the third-party sales, supply gas to its generating units in New Jersey. Alternatively, gas supply and pipeline capacity constraints could adversely impact our ability to meet the needs of our utility customers and generating units.

Power’s hedging practices and ability to capitalize on market opportunities help us to balance some of the volatility of the merchant power business. Power’s hedging program in combination with expected revenues from the capacity market mechanisms and certain ancillary service payments, such as reactive power, has secured approximately 60% of its estimated gross margin for the 2017-2019 period.
Our investments in Keys Energy Center (Keys), Sewaren 7 and Bridgeport Harbor Station unit 5 (BH5) reflect our recognition of the value of opportunistic growth in the Power business. These highly efficient additions to our fleet both expand our geographic diversity and adjust our fuel mix and are expected to improve our financial performance.
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced as being at risk for early retirement. This situation is generally due to the decline in market prices of energy, resulting from low natural gas prices driven by the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities and both federal and state-level policies that provide financial incentives to renewable energy such as wind and solar, but generally do not apply to nuclear generating stations. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet.
If the market trends noted above continue or worsen, our New Jersey nuclear generating units could cease being economically competitive, which may cause us to retire such units prior to the end of their useful lives. The costs associated with any such potential retirement, which may include, among other things, accelerated D&A or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs, and additional funding of NDT funds would likely have a material adverse impact on future financial results. We continue to advocate for sound policies that recognize nuclear power as a source of reliable and clean energy, free of air emissions and an important part of a diverse and reliable energy portfolio. See Item 1. Note 3. Early Plant Retirements for additional information.
In addition, a number of states have either taken action or are investigating the situation faced by nuclear generating units. Recently, courts in Illinois and New York upheld challenges to the programs which established zero emissions credits, recognizing the importance of nuclear units for providing clean energy, free of air emissions.
In September 2017, the Secretary of the U.S. Department of Energy (DOE) issued a Notice of Proposed Rulemaking (NOPR) directing FERC to act within 60 days to develop a mechanism that would allow for the recovery of costs of fuel-secure generation units such as nuclear and coal. To be eligible for compensation under the NOPR, units must be able to provide certain essential energy and ancillary reliability services, have a 90-day fuel supply on site and not subject to cost-of-service rate regulation by any State or local authority. PSEG is evaluating the potential effects this NOPR could have on its generating fleet. PSEG filed comments in support of the DOE’s NOPR and contended that it should be implemented immediately as an interim measure to prevent the premature retirement of fuel-secure baseload units. PSEG also requested that FERC direct the regional transmission organizations (RTOs) to work with stakeholders to develop a long-term market-based methodology for valuing resiliency in the generator fleet. Additionally, PSEG argued that FERC should expedite the implementation of pending price formation reforms, including fast-start pricing and uplift allocation and market transparency. Finally, PSEG requested that FERC direct PJM to file its proposal that would allow baseload units to set the locational marginal prices during low load conditions. We cannot predict the outcome of this matter.
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
Transmission
In April 2017, the PJM Board announced that it would be lifting the previously disclosed suspension of the Artificial Island transmission project and approved the award to PSE&G of the construction of necessary upgrade work at a cost of approximately $130 million. Also, in April 2017, PJM submitted a proposal to FERC concerning the cost responsibility assigned to certain entities, including PSE&G, for the Artificial Island project. In October 2017, FERC accepted PJM’s filing on the grounds that PJM correctly applied its Tariff, but deferred any further ruling on whether the cost allocation methodology applied to the Artificial Island project is appropriate. FERC will decide this issue in a separate proceeding that is currently pending before it.
There are several matters pending before FERC and the U. S. Court of Appeals for the District of Columbia Circuit that concern the allocation of costs associated with transmission projects being constructed by PSE&G. Regardless of how these proceedings are resolved, PSE&G’s ability to recover the costs of these projects will not be affected. However, the result of these proceedings could ultimately impact the amount of costs borne by ratepayers in New Jersey. In addition, as a basic generation service (BGS) supplier, Power provides services that include specified transmission costs. If the allocation of the costs associated with the transmission projects were to increase these BGS-related transmission costs, BGS suppliers may be entitled to recovery, subject to BPU approval. We do not believe that these matters will have a material effect on Power’s business or results of operations.
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
In June 2017, PJM issued an energy price formation proposal to address a flaw in the energy market in which energy prices during off-peak periods often do not reflect the production costs of generators during these periods even though they are serving load. PJM’s proposal would allow large, inflexible units to set price. If placed into effect, this proposal will improve price formation by ensuring that the marginal costs of units serving load will be better reflected in clearing prices. We cannot predict the outcome of this matter.
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
Environmental Regulation
We continue to advocate for the development and implementation of fair and reasonable rules by the EPA and state environmental regulators. In particular, section 316(b) of the Federal Water Pollution Control Act requires that cooling water intake structures, which are a significant part of the generation of electricity at steam-electric generating stations, reflect the best technology available for minimizing adverse environmental impacts. Implementation of Section 316(b) and related state regulations could adversely impact future nuclear and fossil operations and costs.
In March 2017, the President of the United States issued an Executive Order that instructed the EPA to review the New Source Performance Standards, which establish emissions standards for CO2 for certain new fossil power plants, and the Clean Power Plan (CPP), a greenhouse gas emissions regulation under the Clean Air Act for existing power plants that establishes state-specific emission rate targets based on implementation of the best system of emission reduction. In October 2017, the EPA Administrator signed a proposed repeal of the CPP. The Administrator concluded that the CPP exceeds the EPA’s statutory authority by considering measures that are beyond the control of the owners of the affected sources (fossil fuel-fired electric generating units). Whether the EPA chooses to propose a replacement rule has not been decided. PSEG cannot estimate the impact of these actions on our business and future results of operations at this time.
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
For further information regarding the matters described above, as well as other matters that may impact our financial condition and results of operations, see Item 1. Note 9. Commitments and Contingent Liabilities.
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
Early Retirement of Hudson and Mercer Units
On June 1, 2017, Power completed its previously announced retirement of the generation operations of the existing coal/gas units at the Hudson and Mercer generating stations. The decision to retire the Hudson and Mercer units had a material effect on PSEG’s and Power’s results of operations in 2016 and continued to adversely impact their results of operations in 2017. As of June 1, 2017, Power completed recognition of the incremental D&A of $938 million ($964 million in total) due to the significant shortening of the expected economic useful lives of Hudson and Mercer. During the first nine months of 2017, Energy Costs of $10 million and O&M of $12 million were also incurred and other costs may be incurred during the remaining period in 2017. See Item 1. Note 3. Early Plant Retirements for additional information.
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
Leveraged Lease Portfolio
GenOn Energy, Inc. (GenOn), the parent company of REMA, and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on June 14, 2017. REMA was not included in the GenOn bankruptcy filing. GenOn is currently engaged in a balance sheet restructuring, which will take an undetermined time to complete. Although all lease payments are current, PSEG cannot predict the outcome of GenOn’s efforts to restructure its balance sheet and improve its liquidity. We continue to monitor the restructuring of GenOn and the possible related impact on REMA and continue to discuss the situation with GenOn.
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

Operational Excellence
We emphasize operational performance, exercising diligence in managing costs, while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market. For the first nine months of 2017, our

•	utility continued top decile performance in electric reliability,

•	total nuclear fleet achieved an average capacity factor of 95%,

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 39 terawatt hours, and

•	combined cycle fleet produced 11 terawatt hours at an equivalent availability factor of 94%.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first nine months of 2017 as we

•	maintained sufficient liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2017 to $1.72 per share.
We expect to be able to fund our planned capital requirements without the issuance of new equity.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first nine months of 2017, we

•	made additional investments in transmission infrastructure projects,

•	continued to execute our BPU-approved utility programs, and

•	continued construction of our Keys and Sewaren 7 generation projects for targeted commercial operation in 2018 and began construction of BH5 for targeted commercial operations in mid-2019.
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
Our primary investment opportunities are in two areas: our regulated utility business and our merchant power business. We continually assess a broad range of strategic options to maximize long-term stockholder value. In assessing our options, we consider a wide variety of factors, including the performance and prospects of our businesses; the views of investors, regulators and rating agencies; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•	the acquisition, construction or disposition of transmission and distribution facilities and/or generation units,

•	the disposition or reorganization of our merchant generation business or other existing businesses or the acquisition or development of new businesses,

•	the expansion of our geographic footprint,

•	continued or expanded participation in solar, energy efficiency and related programs, and

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

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,263	$2,450	$(187)	(8)	$6,988	$6,971	$17	—
Energy Costs	638	866	(228)	(26)	2,100	2,326	(226)	(10)
Operation and Maintenance	680	776	(96)	(12)	2,100	2,215	(115)	(5)
Depreciation and Amortization	252	231	21	9	1,721	679	1,042	N/A
Income from Equity Method Investments	3	3	—	—	11	9	2	22
Other Income (Deductions)	56	39	17	44	178	100	78	78
Other-Than-Temporary Impairments	5	5	—	—	9	25	(16)	(64)
Interest Expense	100	99	1	1	289	288	1	—
Income Tax Expense	252	188	64	34	340	562	(222)	(40)

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,509	$1,684	$(175)	(10)	$4,689	$4,746	$(57)	(1)
Energy Costs	535	721	(186)	(26)	1,760	1,979	(219)	(11)
Operation and Maintenance	346	376	(30)	(8)	1,064	1,110	(46)	(4)
Depreciation and Amortization	169	137	32	23	506	412	94	23
Other Income (Deductions)	22	21	1	5	67	58	9	16
Interest Expense	79	72	7	10	223	214	9	4
Income Tax Expense	156	144	12	8	450	393	57	15

Three Months Ended September 30, 2017 as Compared to 2016
Operating Revenues decreased $175 million due to changes in delivery, commodity, clause and other operating revenues.

Delivery Revenues increased $10 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $34 million higher due to higher revenue requirements calculated through our transmission formula rate, primarily to recover required investments.

•
Gas distribution revenues increased $5 million due to a $1 million increase from the inclusion of Energy Strong in base rates, and $1 million increases in both GSMP collections and Green Program Recovery Charges (GPRC) and higher sales volumes.

•
Electric distribution revenues decreased $29 million due to a $38 million decrease due to lower sales volumes and lower GPRC of $6 million, partially offset by a $15 million increase from the inclusion of Energy Strong in base rates.

Commodity Revenue decreased $186 million as a result of lower Electric and Gas revenues. The changes in Commodity revenue for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric commodity revenues decreased $176 million due primarily to a $153 million decrease in BGS revenues due to $97 million in lower sales volumes and $56 million from lower prices and $23 million of lower revenues from collections of Non-Utility Generation Charges (NGC).

•	Gas commodity revenues decreased $10 million due to lower BGSS sales prices of $22 million, partially offset by higher BGSS sales volumes of $12 million.
Clause Revenues increased $1 million due primarily to the return of $20 million to customers in 2016 of overcollections of Securitization Transition Charges (STC), partially offset by lower Societal Benefit Charges (SBC) of $12 million and a $6 million decrease in 2017 in Margin Adjustment Clause (MAC) revenues. The changes in the STC, SBC and MAC amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expense. PSE&G does not earn margin on STC, SBC or MAC collections.
Operating Expenses
Energy Costs decreased $186 million. This is entirely offset by the change in Commodity Revenue.
Operation and Maintenance decreased $30 million, primarily due to a $17 million reduction in clause-related costs, $6 million in lower appliance service costs, $6 million of lower distribution corrective and preventative maintenance and a $5 million reduction in GPRC related costs, partially offset by a net increase of $4 million in certain operational expenses.
Depreciation and Amortization increased $32 million due primarily to an increase of $19 million in amortization of Regulatory Assets and a $14 million increase in depreciation due to additional plant in service.
Interest Expense increased $7 million due primarily to an increase of $5 million due to net debt issuances in 2016 and 2017 and a $2 million increase in other interest.
Income Tax Expense increased $12 million due primarily to uncertain tax positions and plant-related items.
Nine Months Ended September 30, 2017 as Compared to 2016
Operating Revenues decreased $57 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $119 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $116 million higher due to higher revenue requirements calculated through our transmission formula rate, primarily to recover required investments.

•
Gas distribution revenues increased $29 million due to a $14 million increase due to the inclusion of Energy Strong in base rates, $8 million in higher Weather Normalization Clause (WNC) revenue, a $7 million increase due to the GSMP and higher GPRC of $3 million, partially offset by $3 million of lower delivery volumes.

•
Electric distribution revenues decreased $26 million due to a $36 million decrease due to lower sales volumes and lower GPRC of $14 million, partially offset by a $24 million increase due to the inclusion of Energy Strong in base rates.

Commodity Revenue decreased $219 million as a result of lower Electric revenues partially offset by higher Gas revenues. The changes in Commodity revenue for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric commodity revenues decreased $266 million due primarily to a $188 million decrease in BGS revenues due to $116 million in lower sales volumes and $72 million of lower prices, $64 million of lower revenues from collections of NGC and a decrease of $14 million due to lower volumes of Non-Utility Generation energy sold.

•	Gas commodity revenues increased $47 million due primarily to $69 million of higher BGSS sales prices, partially offset by $22 million of lower sales volumes.
Clause Revenues increased $41 million due primarily to the 2016 return to customers of $50 million of overcollections of STC, and higher MAC revenues of $2 million in 2017, partially offset by a $12 million decrease in collections of SBC. The changes in the STC, MAC and SBC amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expense. PSE&G does not earn margin on STC, MAC or SBC collections.
Operating Expenses
Energy Costs decreased $219 million. This is entirely offset by the change in Commodity Revenue.
Operation and Maintenance decreased $46 million, of which the most significant components were decreases of $17 million in distribution corrective and preventative maintenance, $14 million in appliance service costs, $11 million in clause-related costs and $11 million in GPRC costs, partially offset by a $10 million net increase in certain operational expenses.
Depreciation and Amortization increased $94 million due primarily to an increase of $51 million in amortization of Regulatory Assets and a $43 million increase in depreciation due to additional plant in service.
Other Income and (Deductions) increased $9 million due primarily to an increase of $7 million in allowance for funds used during construction and a $3 million increase in realized gains on Rabbi Trust investments, partially offset by a net $1 million decrease in Solar Loan interest.
Interest Expense increased $9 million due primarily to an increase of $16 million due to net debt issuances in 2016 and 2017, partially offset by a $7 million decrease predominantly driven by a reduction in clause interest.
Income Tax Expense increased $57 million due primarily to higher pre-tax income and changes in uncertain tax positions.

Power

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$873	$1,075	$(202)	(19)	$3,086	$3,102	$(16)	(1)
Energy Costs	357	462	(105)	(23)	1,461	1,481	(20)	(1)
Operation and Maintenance	227	289	(62)	(21)	711	807	(96)	(12)
Depreciation and Amortization	76	86	(10)	(12)	1,191	245	946	N/A
Income from Equity Method Investments	3	3	—	—	11	9	2	22
Other Income (Deductions)	35	17	18	N/A	105	41	64	N/A
Other-Than-Temporary Impairments	5	5	—	—	9	25	(16)	(64)
Interest Expense	12	24	(12)	(50)	41	66	(25)	(38)
Income Tax Expense (Benefit)	98	90	8	9	(80)	208	(288)	N/A

Three Months Ended September 30, 2017 as Compared to 2016
Operating Revenues decreased $202 million due to changes in generation and gas supply revenues.
Generation Revenues decreased $200 million due primarily to

•
a decrease of $110 million due to MTM losses in 2017 as compared to MTM gains in 2016. Of this amount, $98 million was due to changes in forward prices and $12 million was due to greater gains on positions reclassified to realized upon settlement this year as compared to last year,

•	a decrease of $83 million in electricity sold under our BGS contracts due to lower volumes and lower prices, and

•	a decrease of $25 million in energy sales in the PJM region due to lower generation volumes and lower average realized prices,

•
partially offset by a net increase of $18 million due primarily to higher capacity revenue and electricity sold under wholesale load contracts at higher average prices, coupled with new solar projects.

Gas Supply Revenues decreased $2 million due to lower MTM gains in 2017 as compared to 2016.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $105 million due to
Generation costs decreased $108 million due primarily to

•
a net decrease of $59 million due to charges associated with the early retirement of the Mercer and Hudson units announced in October 2016, primarily related to a coal inventory write-down, partially offset by additional retirement costs incurred in 2017,

•	a net decrease of $26 million due primarily to lower natural gas costs reflecting lower volumes,

•	a net decrease of $11 million primarily due to lower congestion costs in PJM due to lower congestion rates coupled with less congestion volumes, and

•	a decrease of $8 million due to MTM gains in 2017 as compared to MTM losses in 2016.
Gas costs increased $3 million due mainly to a net increase of $2 million related to sales to third parties, of which $5 million was due to higher average gas costs, partially offset by $3 million due to lower volumes sold.
Operation and Maintenance decreased $62 million due primarily to

•	a $51 million decrease at our fossil plants, due to the retirement of the Hudson and Mercer units on June 1, 2017, and

•	a $10 million net decrease related to our nuclear plants due primarily to lower labor-related costs.
Depreciation and Amortization decreased $10 million due primarily to

•	$19 million of lower depreciation due to the retirement of the Hudson and Mercer units,

•	partially offset by $4 million of increased depreciation due to the accelerated retirement date at Bridgeport Harbor Station unit 3 (BH3),

•	$3 million of higher depreciation due to new solar projects, and

•	a $2 million increase due to additional nuclear plant placed into service.
Other Income (Deductions) increased $18 million due primarily to higher net realized gains in the NDT Fund.
Interest Expense decreased $12 million due primarily to

•	a $7 million decrease due to higher interest capitalized for the construction of three new fossil stations: BH5, Sewaren 7 and Keys, and

•	a $5 million decrease due to debt maturities in September 2016.
Income Tax Expense (Benefit) reflected an increased tax expense of $8 million due primarily to changes in the manufacturing deduction and higher pre-tax income in 2017.
Nine Months Ended September 30, 2017 as Compared to 2016
Operating Revenues decreased $16 million due to changes in generation and gas supply revenues.
Generation Revenues decreased $101 million due primarily to

•	a net decrease of $115 million in energy sales in the PJM and New England regions due primarily to lower average realized prices,

•	a decrease of $91 million in electricity sold under our BGS contracts due to lower volumes and lower prices,

•	a net decrease of $11 million in operating reserves in the PJM region, and

•	a charge of $10 million due to an increase in the FERC reserve accrual related to the PJM bidding matter see Item 1. Note 9. Commitments and Contingent Liabilities,

•
partially offset by an increase of $86 million due to lower MTM losses in 2017 as compared to 2016. Of this amount, $110 million was due to lower gains on positions reclassified to realized upon settlement this year as compared to last year partially offset by a decrease of $24 million due to changes in forward power prices.

•	a net increase of $31 million due primarily to higher volumes of electricity sold under wholesale load contracts in the NE region, and

•	an increase of $10 million due to new solar projects.
Gas Supply Revenues increased $84 million due primarily to

•	an increase of $45 million in sales under the BGSS contract due primarily to higher average sales prices,

•	an increase of $25 million related to sales to third parties, of which $52 million was due to higher average sales prices, partially offset by $27 million of lower volumes sold, and

•	a net increase of $14 million due to MTM gains in 2017 as compared to MTM losses in 2016.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $20 million due to
Generation costs decreased $76 million due primarily to

•
a net decrease of $57 million primarily due to lower congestion costs in PJM due to lower congestion rates coupled with less congestion volumes, partially offset by higher transmission charges due to higher rates,

•
a net decrease of $49 million due to charges associated with the announced early retirement of the Mercer and Hudson units in 2016, primarily related to a coal inventory write-down partially offset by additional retirement costs incurred in 2016,

•
partially offset by higher fuel costs of $12 million reflecting higher average realized prices for natural gas coupled with the utilization of higher volumes of coal, partially offset by the utilization of lower volumes of gas and oil,

•	a net increase of $10 million primarily due to an increase in energy purchase volumes in the NE region to serve load obligations, and

•	an increase of $9 million due to MTM losses in 2017 as compared to MTM gains in 2016.
Gas costs increased $56 million due mainly to

•	an increase of $32 million related to sales under the BGSS contract due to higher average gas costs, and

•	an increase of $24 million related to sales to third parties, of which $48 million was due to higher average gas costs, partially offset by a $24 million decrease in volumes sold.
Operation and Maintenance decreased $96 million due primarily to

•	a $71 million decrease at our fossil plants, due primarily to the retirement of the Hudson and Mercer units and higher planned outage costs in 2016 as compared to 2017,

•	a $20 million net decrease related to our nuclear plants due primarily to lower labor-related costs and outage costs, and

•	an $8 million legal accrual for environmental expenses recorded in 2016,

•	partially offset by $3 million of costs related to new solar plants placed into service since September 2016.
Depreciation and Amortization increased $946 million due primarily to

•	$914 million of higher depreciation due to the early retirement of the Hudson and Mercer units,

•	$11 million of increased depreciation due to the accelerated retirement date at BH3,

•	$9 million of higher depreciation due to new solar projects, and

•	a $9 million increase due to additional nuclear plant placed into service.
Other Income (Deductions) increased $64 million due primarily to $57 million of higher net realized gains in the NDT Fund and $3 million of higher net realized gains in the Rabbi Trust Fund.

Other-Than-Temporary Impairments decreased $16 million due to lower impairments of equity securities in the NDT Fund in 2017.
Interest Expense decreased $25 million due primarily to

•	a $16 million decrease due to higher interest capitalized for the construction of three new fossil stations: BH5, Sewaren 7 and Keys, and

•	a net $7 million decrease due to debt maturities in September 2016, partially offset by a debt issuance in June 2016.
Income Tax Expense (Benefit) decreased $288 million in 2017 due primarily to a pre-tax loss in 2017 as compared to pre-tax income in 2016.

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
For the nine months ended September 30, 2017, our operating cash flow decreased $27 million as compared to the same period in 2016. The net change was due primarily to net changes from PSE&G and Power as discussed below as well as net tax payments at PSEG and its other subsidiaries.
PSE&G
PSE&G’s operating cash flow decreased $8 million from $1,401 million to $1,393 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to lower tax refunds and a decrease of $49 million due to a change in regulatory deferrals, partially offset by higher earnings.
Power
Power’s operating cash flow decreased $11 million from $1,260 million to $1,249 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to tax payments in 2017 as compared to tax refunds in 2016 and lower earnings, partially offset by a $68 million decrease in margin deposit requirements and a $30 million increase from net collection of counterparty receivables.
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
Our total credit facilities and available liquidity as of September 30, 2017 were as follows:

Company/Facility	As of September 30, 2017
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$215	$1,285
PSE&G	600	15	585
Power	2,100	182	1,918
Total	$4,200	$412	$3,788

As of September 30, 2017, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of Power’s credit rating certain of Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if Power were to lose its investment grade credit rating was approximately $899 million and $783 million as of September 30, 2017 and December 31, 2016, respectively.
For additional information, see Item 1. Note 10. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months, PSEG has a floating rate $500 million term loan maturing in November 2017. PSE&G has $400 million of 5.30% Medium-Term Notes maturing in May 2018 and $350 million of 2.30% Medium-Term Notes maturing in September 2018.
For a discussion of our long-term debt issuances and maturities during 2017, see Item 1. Note 10. Debt and Credit Facilities.
Common Stock Dividends
On July 18, 2017, our Board of Directors approved a $0.43 dividend per share of common stock for the third quarter of 2017. This reflects an indicative annual dividend rate of $1.72 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note16. Earnings Per Share (EPS) and Dividends.
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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our 2016 Form 10-K.
PSE&G
During the nine months ended September 30, 2017, PSE&G made capital expenditures of $2,118 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $72 million, which are included in operating cash flows.
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
Power
During the nine months ended September 30, 2017, Power made capital expenditures of $779 million, excluding $124 million for nuclear fuel, primarily related to our Keys, Sewaren 7, BH5 and other generation projects.

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
From July through September 2017, MTM VaR remained relatively stable between a low of $5 million and a high of $9 million at the 95% confidence level. The range of VaR was narrower for the three months ended September 30, 2017 as compared with the year ended December 31, 2016.

	MTM VaR
	Three Months Ended September 30, 2017	Year Ended December 31, 2016
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$8	$26
Average for the Period	$7	$16
High	$9	$32
Low	$5	$10
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$13	$40
Average for the Period	$11	$25
High	$15	$51
Low	$8	$16

See Item 1. Note 11. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
PSEG, PSE&G and Power
There have been no changes in internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our 2016 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which describe various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. Except as discussed below, there have been no material changes to the risk factors set forth in the above-referenced filings as of September 30, 2017.

Cybersecurity attacks or intrusions could adversely impact our businesses.
Cybersecurity threats to the U.S. energy market infrastructure are increasing in sophistication, magnitude and frequency. We rely on information technology systems that utilize sophisticated digital systems and network infrastructure to operate our generation, transmission and distribution systems. We also store sensitive data, intellectual property and proprietary or personally identifiable information regarding our business, employees, shareholders, customers and vendors on our systems and conduct power marketing and hedging activities. In addition, the operation of our business is dependent upon the information technology systems of third parties, including our vendors, regulators, RTOs and Independent System Operators (ISOs), among others. Our and third-party information technology systems may be vulnerable to cybersecurity attacks involving domestic or foreign sources. A cybersecurity attack may also leverage such information technology to cause disruptions at a third party. Cybersecurity impacts to our operations include:

•	disruption of the operation of our assets and the power grid,

•	theft of confidential company, employee, shareholder, vendor or customer information, which may cause us to be in breach of certain covenants and contractual obligations,

•
general business system and process interruption or compromise, including preventing us from servicing our customers, collecting revenues or the ability to record, process and/or report financial information correctly, and

•	breaches of vendors’ infrastructures where our confidential information is stored.
We have experienced and expect to continue to experience actual or attempted cyber-attacks on our information technology systems; however, none of these incidents has had a material impact on our operations or financial condition. If a significant cybersecurity event or breach should occur within our company or with one of our material vendors, we could be exposed to significant loss of revenue, material repair costs to intellectual and physical property, significant fines and penalties for non-compliance with existing laws and regulations, significant litigation costs, increased costs to finance our businesses, reputational damage and loss of confidence from our customers, regulators, investors, vendors and employees. Similarly, a significant cybersecurity event or breach experienced by a competitor, regulatory authority, RTO, ISO, or vendor could also materially impact our business and results of operations via enhanced legal and regulatory requirements. For a discussion of state and federal cybersecurity regulatory requirements and information regarding our cybersecurity program, see Part 1, Item 1. Regulatory Issues in our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 5. Other Information in this Quarterly Report on Form 10-Q.
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
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the third quarter of 2017.

Three Months Ended September 30, 2017	Total Number of Shares Purchased	Average Price Paid per Share
July 1 - July 31	—	$—
August 1 - August 31	135,277	$45.25
September 1- September 30	—	$—

ITEM 5. OTHER INFORMATION
Certain information reported in the 2016 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2016 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. References are to the related pages on the Forms 10-K and 10-Q as printed and distributed.
Employee Relations
December 31, 2016 Form 10-K page 15. In 2016, six of our eight labor unions ratified extensions of their collective bargaining agreements with us, with expiration dates from 2019 to 2021. In 2017, each of the remaining two unions ratified extensions of their collective bargaining agreements with us with expiration dates in 2021 and 2022.
Federal Regulation
FERC
Energy Clearing Prices/Price Formation Initiatives
December 31, 2016 Form 10-K page 16 and March 31, 2017 Form 10-Q on page 76. Energy clearing prices in the markets in which we operate are generally based on bids submitted by generating units. Under FERC-approved market rules, bids are subject to price caps and mitigation rules applicable to certain generation units. FERC rules also govern the overall design of these markets. At present, all units within a delivery zone receive a clearing price based on the bid of the marginal unit (i.e. the last unit that must be dispatched to serve the needs of load) which can vary by location. In addition, recent rule changes in the energy markets administered by PJM and ISO-NE (see Capacity Market Issues below) impose rigorous performance obligations and nonperformance penalties on resources during times of system stress. These FERC rules provide an opportunity for bonus payments or require the payment of penalties depending on whether a unit is available during a performance hour.
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
In June 2017, PJM issued an energy price formation proposal to address a flaw in the energy market in which energy prices during off-peak periods often do not reflect the production costs of generators during these periods even though they are serving load. PJM’s proposal would allow large, inflexible units to set price. If placed into effect, this proposal will improve price formation by ensuring that the marginal costs of units serving load will be better reflected in clearing prices. We cannot predict the outcome of this matter.
Notice of Proposed Rulemaking on Baseload Generation
In September 2017, the Secretary of the U.S. Department of Energy issued a Notice of Proposed Rulemaking (NOPR) to allow a full recovery of costs for certain eligible units physically located within the FERC-approved organized markets. The NOPR directs FERC to take final action within 60 days. The NOPR contemplates a cost-of-service payment and a fair rate of return for units that are able to provide certain essential energy and ancillary reliability services, have a 90-day fuel supply on site and are not subject to cost-of-service rate regulation by any State or local authority. We are participating in this proceeding, but we are unable to predict the outcome.
Capacity Market Issues
December 31, 2016 Form 10-K page 16, March 31, 2017 Form 10-Q on page 76 and June 30, 2017 Form 10-Q on page 83. PJM, the New York Independent System Operator (NYISO) and the Independent System Operator New England, Inc. each have capacity markets that have been approved by FERC. FERC regulates these markets and continues to examine whether the market design for each of these three capacity markets is working optimally. Various forums are considering how the competitive market framework can incorporate or be reconciled with state public policies that support particular resources or resource attributes, whether generators are being sufficiently compensated in the capacity market and whether subsidized resources may be adversely affecting capacity market prices. FERC held a technical conference to seek input from the industry on potential options to integrate public policy goals in wholesale markets. We cannot predict what action, if any, FERC might take with regard to capacity market designs.
Capacity Market Issues—PJM
December 31, 2016 Form 10-K page 16, March 31, 2017 Form 10-Q on page 76 and June 30, 2017 Form 10-Q page 83. PJM issued a series of white papers in response to public policies that seek to recognize value associated with generation plants beyond their cost effectiveness and reliability attributes. The three proposals are intended to spur stakeholder discussion and include both potential capacity and energy market reforms. The first energy market reform (see Energy Clearing Prices/Price Formation Initiatives) would allow inflexible generating units to set prices resulting in reduced uplift payments and improved price signals while the second energy market reform contemplates a voluntary carbon pricing program where states that elect to participate in the program would agree to put a price on carbon emissions. The capacity market proposal contemplates a two-stage capacity auction which, in its current form, would improve prices for unsubsidized resources, but would still continue to provide capacity payments for subsidized resources.
Transmission Regulation
December 31, 2016 Form 10-K page 18. In October 2017, PSE&G filed its 2018 Annual Formula Rate Update with FERC which requests approximately $212 million in increased annual transmission revenues effective January 1, 2018, subject to true-up. Each year, transmission revenues are adjusted to reflect items such as updating estimates used in the filing with actual data. For additional information about our transmission formula rate, see Part I Item 1. Note 5. Rate Filings.
Transmission Regulation—Transmission Policy Developments
December 31, 2016 Form 10-K page 18, March 31, 2017 Form 10-Q on page 77 and June 30, 2017 Form 10-Q on page 83.
In a February 2016 order, FERC reversed a previous order and accepted a filing by the PJM transmission owners seeking authority to assign costs for Regional Transmission Expansion Plan projects (subject to PJM Board approval requirements) solely addressing localized needs to customers within the local transmission owner’s zone. FERC’s action in this order provides an exemption from the Order 1000 open window procedures for projects constructed by transmission owners to meet local transmission planning criteria. FERC’s orders have been challenged at the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit) and PSE&G has intervened in support of FERC.
In April 2017, the PJM Board announced that it would be lifting the previously disclosed suspension of the Artificial Island transmission project and approved the award to PSE&G of the construction of necessary upgrade work at a cost of approximately $130 million. In October 2017, FERC accepted PJM’s filing on the grounds that PJM correctly applied its Tariff. However, FERC deferred a ruling on whether the cost allocation methodology applied to the Artificial Island project is appropriate. FERC will decide this issue in a separate proceeding that is currently pending. We are unable to predict the outcome.
Nuclear Regulatory Commission (NRC)
December 31, 2016 Form 10-K page 20. The NRC continues to evaluate potential revisions to its requirements in connection with its operational and safety reviews of nuclear facilities in the United States as a result of the Fukushima Daiichi incident. We are also subject to cybersecurity regulations promulgated by the NRC.
We are unable to predict the final outcome of these reviews or the cost of any actions we would need to take to comply with any new regulations, including possible modifications to our Salem, Hope Creek and Peach Bottom facilities, but such cost could be material.
State Regulation
Cybersecurity Requirements for Regulated Entities
December 31, 2016 Form 10-K page 21. In March 2016, the BPU issued an order for the regulated electric, natural gas and water/wastewater utilities to further reduce the potential for cyber threats to the reliability and resiliency of utility service and to protect customers’ information. The order requires these regulated utilities, including PSE&G, to, among other conditions, implement a cybersecurity program that defines and implements organization accountabilities and responsibilities for cyber risk management activities, and establishes policies, plans, processes and procedures for identifying and mitigating cyber risk to critical systems. New Jersey utilities, including PSE&G, were required to be compliant with these requirements by October 1, 2017. We have submitted the required certification of compliance to the BPU.
In an effort to reduce the likelihood and severity of cyber incidents, we have a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of our company and our customers’ information and our systems. In addition, we are subject to maintaining key cybersecurity controls to meet mandatory cybersecurity regulatory requirements. Our cybersecurity program is built on technical, procedural, and people-focused measures to detect, protect against, respond to, and recover from cyber threats to our systems and information including company, employee and customer data. Features of our program include: identifying critical information and systems; conducting cyber risk assessments of our and third party systems; maintaining awareness of cyber threats and vulnerabilities through partnerships with public and private entities, as well as industry groups; maintaining and testing our cybersecurity incident response plans and systems; training personnel on cybersecurity issues; and raising cybersecurity awareness throughout our company with electronic notices and seminars. We cannot assure that our cybersecurity program will be effective in preventing or mitigating cybersecurity incidents. For a discussion of the risks associated with cybersecurity threats, see Item 1A. Risk Factors.

Energy Efficiency 2017 Program (EE 2017)
In August 2017, the BPU approved PSE&G’s petition for an Energy Efficiency 2017 Program (EE 2017) to extend three existing energy efficiency subprograms (multi-family, direct install and hospital efficiency) and establish two new residential energy efficiency offerings. The two new offerings include deployment of smart thermostats and a pilot program to provide residential customers with energy usage information enabling them to reduce consumption. The Order allows PSE&G to extend the subprogram offerings and establish the residential energy efficiency sub-programs under its existing energy efficiency clause recovery process. The EE 2017 allows for $69 million of additional investment and $16 million of additional administrative and information technology costs. The EE 2017 was added as the 11th component of the GPRC rate effective September 1, 2017.
Consolidated Tax Adjustments (CTA)
December 31, 2016 Form 10-K page 21. New Jersey is one of only a few states that make CTA in setting rates for regulated utilities. These adjustments to rate base are made during the rate setting process and are intended to allocate to utility customers a portion of the tax benefits realized from the filing of a consolidated federal tax return by the utility’s parent corporation. The BPU has been considering the appropriateness of the adjustment and the methodology and mechanics of the calculation for some time. In October 2014, the BPU approved a proposal by its Staff that limits the tax benefit period to be considered in the calculation to five years, sets the distribution rate base adjustment at 25% of any such tax benefit and eliminates from the process any tax benefits tied to transmission earnings. In accordance with this October action, this CTA policy will be applied only with respect to future distribution rate base cases. In November 2014, the New Jersey Division of Rate Counsel appealed the BPU’s decision and in September 2017, the New Jersey Superior Court, Appellate Division granted that appeal on procedural grounds. While the issue has now been remanded to the BPU, it is not expected that application of a CTA will have a material impact on PSE&G’s current earnings or in its upcoming rate case filing.
Environmental Matters
Air Pollution Control
Hazardous Air Pollutants Regulation
December 31, 2016 Form 10-K page 22. In June 2015, the U.S. Supreme Court held that it was unreasonable for the EPA to refuse to consider the materiality of costs in determining whether to regulate hazardous air pollutants from power plants. In April 2016, the EPA released the final Supplemental Finding that considers the materiality of costs in determining whether to regulate hazardous air pollutants from power plants in response to the U.S. Supreme Court’s ruling. Industry participants and various state authorities have filed petitions with the D.C. Circuit challenging the EPA’s Supplemental Finding. The D.C. Circuit is holding the case in abeyance pending further directions from the EPA. We do not expect this Supplemental Finding to impact operation of our facilities.
Climate Change
CO2 Regulation under the Clean Air Act (CAA)
December 31, 2016 Form 10-K page 23. In March 2017, the President of the United States issued an Executive Order that instructed the EPA to review the New Source Performance Standards that establish emissions standards for CO2 for certain new fossil power plants and the Clean Power Plan (CPP), a greenhouse gas emissions regulation under the CAA for existing power plants that establishes state-specific emission rate targets based on implementation of the best system of emission reduction. In April 2017, the D.C. Circuit granted the EPA’s motion to hold the case in abeyance for at least 60 days while the agency reviews the rule, which was subsequently extended by the D.C. Circuit in August 2017. In October 2017, upon completion of the review, the EPA Administrator signed a proposed repeal of the CPP. The EPA Administrator concluded that the CPP exceeds the EPA’s statutory authority by considering measures that are beyond the control of the owners of the affected sources (fossil fuel-fired electric generating units). Whether the EPA chooses to propose a replacement rule has not been decided. PSEG cannot estimate the impact of these actions on our business and future results of operations at this time.
Regional Greenhouse Gas Initiative (RGGI)
December 31, 2016 Form 10-K page 23. In response to concerns over global climate change, some states have developed initiatives to stimulate national climate legislation through CO2 emission reductions in the electric power industry. New Jersey withdrew from RGGI in 2012. However, certain northeastern states (RGGI States), including New York and Connecticut where we have generation facilities, have state-specific rules in place to enable the RGGI regulatory mandate in each state to cap and reduce CO2 emissions. These rules make allowances available through a regional auction whereby generators may acquire allowances that are each equal to one ton of CO2 emissions. Generators are required to submit an allowance for each ton emitted over a three-year period. Allowances are available through the auction or through secondary markets.

In September 2017, the RGGI States announced their new post-2020 program for a cap on regional CO2 emissions, which would require a decline in CO2 emissions in 2021 and each year thereafter, resulting in a 30% reduction in the CO2 emissions cap by 2030.
Water Pollution Control
Steam Electric Effluent Guidelines
December 31, 2016 Form 10-K page 23, March 31, 2017 Form 10-Q on page 77 and June 30, 2017 Form 10-Q on page 85. In September 2015, the EPA issued a new Effluent Limitation Guidelines Rule (ELG Rule) for steam electric generating units. The rule establishes new best available technology economically achievable (BAT) standards for fly ash transport water, bottom ash transport water, flue gas desulfurization and flue gas mercury control wastewater, and gasification wastewater. The EPA provides an implementation period for currently existing discharges of three years or up to eight years if a facility needs more time to implement equipment upgrades and provide supporting information to its permitting authority. In the intervening time period, existing discharge standards continue to apply. Power’s Bridgeport Harbor station and the jointly-owned Keystone and Conemaugh stations, have bottom ash transport water discharges and that are regulated under this rule. Keystone and Conemaugh also have flue gas desulfurization wastewaters regulated by the rule.
In April 2017, the EPA announced that it had granted a petition for reconsideration of the ELG Rule and issued an administrative stay of the compliance dates in the rule that were the subject of pending litigation. In June 2017, the EPA proposed a rule to postpone the compliance deadlines for the BAT limitations for the aforementioned waste streams. In September 2017, the EPA issued a rule postponing for two years compliance dates related solely to bottom ash transport water and flue gas desulfurization wastewater. The EPA has announced plans to issue a new rule by November 2020 addressing revised requirements and compliance dates for these two waste streams. Power is unable to determine how this will ultimately impact its compliance requirements or its financial condition and results of operations.
Cooling Water Intake Structure
December 31, 2016 Form 10-K page 24. In May 2014, the EPA issued a final cooling water intake rule under Section 316(b) of the Clean Water Act (CWA) that establishes new requirements for the regulation of cooling water intakes at existing power plants and industrial facilities with a design flow of more than two million gallons of water per day. In September 2014, several environmental non-governmental groups and certain energy industry groups filed petitions for review of the rule and the case has been assigned to the U.S. Second Circuit Court of Appeals (Second Circuit). Environmental organizations, including but not limited to the environmental petitioners in the Second Circuit, have also filed suit under the Endangered Species Act. The cases were subsequently consolidated at the Second Circuit and a decision remains pending.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, Amended effective July 18, 2017
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. PSE&G:
Exhibit 10	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, Amended effective July 18, 2017
Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. Power:
Exhibit 10	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, Amended effective July 18, 2017
Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

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
Date: October 31, 2017

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
Date: October 31, 2017

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
Date: October 31, 2017