Form 10-K
period 2017-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2018-02-26
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
     Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of June 30, 2017 was $21,673,743,255 based upon the New York Stock Exchange Composite Transaction closing price.
The number of shares outstanding of Public Service Enterprise Group Incorporated’s sole class of Common Stock as of February 16, 2018 was 504,764,707.
As of February 16, 2018, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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
III
Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 12, 2018, as specified herein.

i

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this report about our and our subsidiaries’ future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities, and other filings we make with the United States Securities and Exchange Commission (SEC), including our subsequent reports on Form 10-Q and Form 8-K. These factors include, but are not limited to:

•	fluctuations in wholesale power and natural gas markets, including the potential impacts on the economic viability of our generation units;

•	our ability to obtain adequate fuel supply;

•	any inability to manage our energy obligations with available supply;

•	increases in competition in wholesale energy and capacity markets;

•	changes in technology related to energy generation, distribution and consumption and customer usage patterns;

•	economic downturns;

•	third-party credit risk relating to our sale of generation output and purchase of fuel;

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in funding requirements;

•	changes in state and federal legislation and regulations;

•	the impact of pending rate case proceedings;

•	regulatory, financial, environmental, health and safety risks associated with our ownership and operation of nuclear facilities;

•	adverse changes in energy industry laws, policies and regulations, including market structures and transmission planning;

•	changes in federal and state environmental regulations and enforcement;

•	delays in receipt of, or an inability to receive, necessary licenses and permits;

•	adverse outcomes of any legal, regulatory or other proceeding, settlement, investigation or claim applicable to us and/or the energy industry;

•	changes in tax laws and regulations;

•	the impact of our holding company structure on our ability to meet our corporate funding needs, service debt and pay dividends;

•	lack of growth or slower growth in the number of customers or changes in customer demand;

•	any inability of Power to meet its commitments under forward sale obligations;

•	reliance on transmission facilities that we do not own or control and the impact on our ability to maintain adequate transmission capacity;

•	any inability to successfully develop or construct generation, transmission and distribution projects;

•	any equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers;

•	our inability to exercise control over the operations of generation facilities in which we do not maintain a controlling interest;

•	any inability to recover the carrying amount of our long-lived assets and leveraged leases;

•	any inability to maintain sufficient liquidity;

•	any inability to realize anticipated tax benefits or retain tax credits;

•	challenges associated with recruitment and/or retention of key executives and a qualified workforce;

•	the impact of our covenants in our debt instruments on our operations; and

•	the impact of acts of terrorism, cybersecurity attacks or intrusions.

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
Discussions throughout the document refer to PSEG and its direct operating subsidiaries, PSE&G and Power. Depending on the context of each section, references to “we,” “us,” and “our” relate to PSEG or to the specific company or companies being discussed. In addition, certain key acronyms and definitions are summarized in a glossary beginning on page 194.
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

Also invests in solar generation projects and regulated energy efficiency and related programs in New Jersey.

A Delaware limited liability company formed in 1999 as a result of the deregulation and restructuring of the electric power industry in New Jersey. It integrates the operations of its merchant nuclear and fossil generating assets with its power marketing businesses and fuel supply functions through competitive energy sales in well-developed energy markets.
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
Also earns revenues from solar generation facilities under long-term sales contracts for power and environmental products.

Our other direct wholly owned subsidiaries are: PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) electric transmission and distribution (T&D) system under a contractual agreement; PSEG Energy Holdings L.L.C. (Energy Holdings), which earns its revenues primarily from its portfolio of lease investments; and PSEG Services Corporation (Services), which provides us and our operating subsidiaries with certain management, administrative and general services at cost.
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
We continue to invest in transmission projects that are included for review in the FERC-approved PJM transmission expansion process. These projects focus on reliability improvements and replacement of aging infrastructure with planned capital spend of $3.8 billion for transmission in 2018-2020 as disclosed in Item 7. MD&A—Capital Requirements.
Distribution
PSE&G distributes gas and electricity to end users in our respective franchised service territories. Our approved rates, established in our most recent gas and electric base rate proceeding completed in mid-2010, provide for a ROE of 10.3% on distribution rate base. In January 2018, we filed a distribution base rate case requesting an adjustment in electric and gas base delivery rates that, if approved by the BPU, would increase overall revenues by approximately one percent. PSE&G anticipates that new base rates will take effect in the fourth quarter of 2018. The BPU has also approved a series of PSE&G infrastructure, energy efficiency and renewable energy investment programs with cost recovery through various clause mechanisms, with approved ROEs ranging from 9.75% to 10.3%. Our load requirements are split among residential, commercial and industrial customers, as described in the following table for 2017:

	% of 2017 Sales
Customer Type	Electric	Gas
Commercial	58%	37%
Residential	32%	59%
Industrial	10%	4%
Total	100%	100%

While our customer base has modestly increased since 2013, electric load has declined and gas load has increased as illustrated below:

Electric and Gas Distribution Statistics

	December 31, 2017
	Number of Customers		Electric Sales and Gas Firm Sales (A)		Historical Annual Load Growth 2013-2017
Electric	2.2	Million	40,740	Gigawatt hours (GWh)	(0.4)%
Gas	1.8	Million	2,397	Million Therms	2.8%

(A)	Excludes sales from Gas rate classes that do not impact margin, specifically Contract, Non-Firm Transportation, Cogeneration Interruptible and Interruptible Services.
The decline in electric sales is the result of changes in customer usage patterns, including conservation and more energy efficient appliances. Gas firm sales increased as a result of customer response to continued low gas prices. Only gas firm sales impact margin.
PSE&G, as part of its BPU-approved Energy Strong Program, completed the replacement and modernization of 240 miles of low-pressure cast iron gas mains in or near flood areas. PSE&G continues to execute the Energy Strong Program to upgrade all of its electric substations that were damaged by water in recent storms; make investments that will create redundancy in the electric distribution system, reducing outages when damage occurs; and deploy technologies to better monitor system operations, enabling PSE&G to restore customers more quickly in the event of an electric outage, and with respect to PSE&G’s gas system, upgrade five natural gas metering stations and a liquefied natural gas station recently affected by severe weather or located in flood zones.
PSE&G continues modernizing its gas distribution system as part of our Gas System Modernization Program (GSMP) which was approved by the BPU in late 2015. The GSMP, through which we expect to invest $905 million over three years, will replace approximately 510 miles of cast iron and unprotected steel gas mains and about 38,000 unprotected steel service lines to homes and businesses, including the uprating of the mains to higher pressure. The mains and service lines will be replaced with stronger, more durable plastic piping, reducing the potential for leaks and release of methane gas. The new elevated pressure systems also enable the installation of excess flow valves that automatically shut off gas flow if a service line is damaged, and better support the use of high-efficiency appliances.
In July 2017, we filed a petition with the BPU for a GSMP II program, an extension of our GSMP through which PSE&G has proposed investing $2.7 billion over five years beginning in 2019 to continue to modernize our gas system. For additional information, see Regulatory Issues.
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

Supply
Although commodity revenues make up almost 38% of our revenues, we make no margin on the default supply of electricity and gas since the actual costs are passed through to our customers.
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
Markets and Market Pricing
Historically, there has been significant volatility in commodity prices. Such volatility can have a considerable impact on us since a rising commodity price environment results in higher delivered electric and gas rates for customers. This could result in decreased demand for electricity and gas, increased regulatory pressures and greater working capital requirements as the collection of higher commodity costs from our customers may be deferred under our regulated rate structure. A declining commodity price on the other hand, would be expected to have the opposite effect. For additional information, including the impact of natural gas commodity prices on electricity prices such as BGS, see Item 7. MD&A—Executive Overview of 2017 and Future Outlook.
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

Power also sells wholesale natural gas, primarily through a full-requirements BGSS contract with PSE&G to meet the gas supply requirements of PSE&G’s customers. In 2014, the BPU approved an extension of the long-term BGSS contract to March 31, 2019 and then year-to-year thereafter unless terminated by either party with a two year notice.
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
In addition to its nuclear and fossil generation fleet, Power owns and operates 414 MW direct current (dc) of PV solar generation facilities. Power also has a 50% ownership interest in a 208 MW oil-fired generation facility in Hawaii.
The remainder of this section about Power covers our nuclear and fossil fleet in the Mid-Atlantic and Northeast regions which comprises the vast majority of Power’s operations and financial performance.
How Power’s Generation Operates
Nearly all of our generation capacity consists of nuclear and fossil generation (10,562 MW) that is located in the Northeast and Mid-Atlantic regions of the United States in some of the country’s largest and most developed electricity markets. For additional information see Item 2. Properties.
The map below shows the locations of our Northeast and Mid-Atlantic nuclear and fossil generation facilities, including projects currently under construction:

New York ISO
ISO New England
Bethlehem Energy Center (Albany)
Bridgeport (including Bridgeport Harbor 5 under construction)
New Haven
Yards Creek
Keystone
Conemaugh
Bergen
Kearny
Essex
Linden
Sewaren (including Sewaren 7 under construction)
Peach Bottom
PJM
Burlington
Hope Creek
Salem
Keys (under construction)

•	Generation Capacity
Our nuclear and fossil installed capacity utilizes a diverse mix of fuels. As of December 31, 2017, our fuel mix was comprised of 47% gas, 35% nuclear, 11% coal, 5% oil and 2% pumped storage. This fuel diversity helps to mitigate risks associated with fuel price volatility and market demand cycles. Our total generating output in 2017 was approximately 51,100 GWh. The generation mix by fuel type in recent years has reflected the relatively more favorable price of natural gas compared to coal, making it more economical to run certain of our gas units in place of our coal units. The following table indicates the proportionate share of generating output by fuel type in 2017.

Generation by Fuel Type (A)	Actual 2017
Nuclear:
New Jersey facilities	41%
Pennsylvania facilities	21%
Fossil:
Coal:
Pennsylvania facilities	11%
Connecticut facilities	—%	(B)
Natural Gas and Oil:
New Jersey facilities	17%
New York facilities	10%
Connecticut facilities	—%	(B)
Total	100%

(A)	Excludes pumped storage, solar facilities and fossil generation in Hawaii which account for less than 2.5 percent of total generation.
(B) Less than one percent.
We are also executing the following growth projects which are included in the 2018-2020 planned capital spend of $520 million for Fossil Growth Opportunities disclosed in Item 7. MD&A—Capital Requirements.

Major Growth Projects
As of December 31, 2017
Project	Location	Expected In-Service Date

Keys Energy Center gas-fired combined cycle generating station (755 MW)	Maryland	2018
Sewaren 7 dual-fueled combined cycle generating station (540 MW)	New Jersey	2018
Bridgeport Harbor 5 gas-fired combined cycle generating station (485 MW)	Connecticut	2019
Bethlehem Energy Center (BEC) combined cycle uprate (56 MW)	New York	2019	(A)
Bergen dual-fueled combined cycle uprate (32 MW)	New Jersey	2020

(A)	Two-thirds of the project is complete and operational.

•	Generation Dispatch
Our generation units have historically been characterized as serving one or more of three general energy market segments: base load; load following; and peaking, based on their operating capability and performance.

•
Base Load Units run the most and typically are called to operate whenever they are available. These units generally derive revenues from both energy and capacity sales. Variable operating costs are low due to the combination of highly efficient operations and the use of relatively lower-cost fuels. Performance is generally measured by the unit’s “capacity factor,” or the ratio of the actual output to the theoretical maximum output. In 2017, our base load capacity factors were as follows:

Unit	2017 Capacity Factor
Nuclear
Salem Unit 1	89.0%
Salem Unit 2	84.9%
Hope Creek	100.0%
Peach Bottom Unit 2	99.2%
Peach Bottom Unit 3	91.4%
Coal
Keystone	79.4%
Conemaugh	75.7%

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
Forward Henry Hub Gas Prices as of December 29, 2017 (Source: NYMEX)
Historical Leidy Gas Prices (Source: Transco Leidy Settlement Prices, beginning April 2013)
Forward Leidy Gas Prices as of December 29, 2017 (Source: ICE Clear US)
$6
$5
$4
$3
$2
$1
$ per MMBtu
2011
2012
2013
2014
2015
2016
2017
2018
2019
Year

Historical and Forward PJM Western Hub RTC Prices
WH RTC Historical Prices (Source: PJM)
WH Forward Prices as of December 29, 2017 (Source: ICE Clear US)
$55
$45
$35
$25
$ per MWH
2011
2012
2013
2014
2015
2016
2017
2018
2019
Year

Historical data implies that the price of natural gas will continue to have a strong influence on the price of electricity in the primary markets in which we operate.
The prices reflected in the preceding graphs above do not necessarily illustrate our contract prices, but they are representative of market prices at relatively liquid hubs, with nearer-term forward pricing generally resulting from more liquid markets than pricing for later years. As shown above, prices may vary by location resulting from congestion or other factors, such as the availability of natural gas from the Marcellus (Leidy) and other shale-gas regions. These variations can be considerable. Concurrent with the development of regional shale gas, we have been increasing our purchases from the Marcellus/Utica shale gas regions and in 2017 they accounted for approximately 86% of the gas we procured. While these prices provide some perspective on past and future prices, the forward prices are volatile and there can be no assurance that such prices will remain in effect or that we will be able to contract output at these forward prices.
Fuel Supply

•	Nuclear Fuel Supply—We have long-term contracts for nuclear fuel. These contracts provide for:

•	purchase of uranium (concentrates and uranium hexafluoride),

•	conversion of uranium concentrates to uranium hexafluoride,

•	enrichment of uranium hexafluoride, and

•	fabrication of nuclear fuel assemblies.
Our nuclear fuel contracts cover approximately 100% of our estimated uranium, enrichment and fabrication requirements through 2020 and a significant portion through 2022.

•	Coal Supply—Our Keystone, Conemaugh and Bridgeport stations operate on coal. Coal is delivered to our units through a combination of rail, truck, barge and ocean shipments.
In order to control emissions levels, our Bridgeport 3 unit uses a specific type of coal obtained from Indonesia. We have coal inventory at the Bridgeport Station as well as off-site storage to meet the plant’s projected requirements.

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
Power has contracted for approximately 125 million cubic feet-per-day of delivery capability on the PennEast Pipeline from eastern Pennsylvania to New Jersey with a targeted in-service date in 2019. This additional delivery capability will be used to supplement the BGSS contract.

•
Oil—Oil is used as the primary fuel for one load following steam unit and four combustion turbine peaking units and can be used as an alternate fuel by several load following and peaking units that have dual-fuel capability. Oil for operations is drawn from on-site storage and is generally purchased on the spot market and delivered by truck or barge.

We expect to be able to meet the fuel supply demands of our customers and our own operations. However, the ability to maintain an adequate fuel supply could be affected by several factors not within our control, including changes in prices and demand, curtailments by suppliers, severe weather, environmental regulations, and other factors. For additional information and a discussion of risks, see Item 1A. Risk Factors, Item 7. MD&A—Executive Overview of 2017 and Future Outlook and Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.
Markets and Market Pricing
The vast majority of Power’s generation assets are located in three centralized, competitive electricity markets operated by ISO organizations all of which are subject to the regulatory oversight of FERC:

•
PJM Regional Transmission Organization—PJM conducts the largest centrally dispatched energy market in North America. It serves over 65 million people, nearly 20% of the total United States population, and has a record peak demand of 165,492 MW. The PJM Interconnection coordinates the movement of electricity through all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. The majority of our generating stations operate in PJM.

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
Our PJM generating units are located in several zones and Power expects to realize the following average capacity prices from the base and incremental auctions which have been completed:

Delivery Year	MW-day
June 2017 to May 2018	$177
June 2018 to May 2019	$215
June 2019 to May 2020	$116
June 2020 to May 2021	$174

The price that must be paid by an entity serving load in the various zones is also set through these auctions. These prices can be higher or lower than the prices noted in the table above due to import and export capability to and from lower-priced areas.
We have obtained price certainty for our PJM capacity through May 2021 and New England capacity through May 2022 through the RPM and FCM pricing mechanisms, respectively.
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

Load Zone ($/MWh)	2015-2018	2016-2019	2017-2020	2018-2021
PSE&G	$99.54	$96.38	$90.78	$91.77
Jersey Central Power & Light Company (JCP&L)	$80.42	$74.85	$69.08	$73.11
Atlantic City Electric Company	$86.06	$82.14	$75.49	$81.23
Rockland Electric Company	$90.66	$85.02	$80.50	$85.94

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
Power is developing a retail energy business to sell energy directly to commercial and industrial customers. We believe a retail energy platform complements our existing wholesale generation-to-load marketing business that is intended to hedge our generation assets. Power began these marketing activities in 2017 and has been granted retail energy supplier licenses in New Jersey, Pennsylvania and Maryland.
As of February 8, 2018, we had contracted for the following percentages of our anticipated base load generation output for the next three years with modest amounts beyond 2020.

Base Load Generation	2018	2019	2020
Generation Sales	100%	95%-100%	50%-55%

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
Our fuel strategy is to maintain certain levels of uranium in inventory and to make periodic purchases to support such levels. Our nuclear fuel commitments cover approximately 100% of our estimated uranium, enrichment and fabrication requirements through 2020 and a significant portion through 2022. In March 2017, Westinghouse Electric Company (WEC) announced that it had filed for Chapter 11 bankruptcy in New York. WEC provides nuclear fuel fabrication services for Salem Units 1 and 2. In January 2018, Brookfield Business Partners LP announced its intention to acquire WEC. The acquisition is expected to close in 2018 if it receives the required approvals from the regulators and bankruptcy courts. No assurances can be given that the acquisition will be approved. In the event that WEC is unable to continue to provide fabrication services, we can provide no assurance that Power would be able to find alternative providers of such services in a timely manner or on acceptable terms. A failure by WEC to perform its obligations during the pendency of, or following its emergence from, bankruptcy could have a material adverse impact on our business, the financial results of specific plants and on our results of operations.

We also have various long-term fuel purchase commitments for coal to support our Keystone and Conemaugh stations. These purchase obligations are consistent with our strategy in general to enter into contracts for our fuel supply in comparable volumes to our sales contracts.
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
More than half of Power’s expected gross margin in 2018 relates to our hedging strategy, our expected revenues from the capacity market mechanisms described above and certain ancillary service payments such as reactive power.
Other
Energy Holdings primarily owns and manages a portfolio of domestic lease investments. The majority of Energy Holdings’ $565 million of domestic lease investments are primarily energy-related leveraged leases. As of December 31, 2017, the counterparties for 59% of our total leveraged lease investments were rated below investment grade by Standard & Poor’s (S&P). See Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables for additional information.
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
In accordance with a twelve year Amended and Restated Operations Services Agreement (OSA) entered into by PSEG LI and LIPA, PSEG LI commenced operating LIPA’s electric T&D system in Long Island, New York on January 1, 2014. As required by the OSA, PSEG LI also provides certain administrative support functions to LIPA. PSEG LI uses its brand in the Long Island T&D service area. Pursuant to the OSA, PSEG LI acts as LIPA’s agent in performing many of its obligations and in return (a) receives reimbursement for pass-through operating expenditures, (b) receives a fixed management fee and (c) is eligible to receive an incentive fee contingent on meeting established performance metrics. In addition, there is the opportunity for the parties to extend the contract for an additional eight years subject to the achievement by PSEG LI of certain performance levels during the initial term of the OSA. Also, since January 2015, Power provides fuel procurement and power management services to LIPA under separate agreements.

COMPETITIVE ENVIRONMENT
PSE&G
Our T&D business is minimally impacted when customers choose alternate electric or gas suppliers since we earn our return by providing transmission and distribution service, not by supplying the commodity. Increased reliance by customers on net-metered generation, including solar, and changes in customer behaviors can result in decreased reliance on our system and impact our revenues and investment opportunities. The demand for electric energy and gas by customers is affected by customer conservation, economic conditions, weather and other factors not within our control.
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
Power
Various market participants compete with us and one another in transacting in the wholesale energy markets, entering into bilateral contracts and selling to individual and aggregated retail customers. Our competitors include:

•	merchant generators,

•	domestic and multi-national utility generators,

•	energy marketers and retailers,

•	private equity firms, banks and other financial entities,

•	fuel supply companies, and

•	affiliates of other industrial companies.
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
Adverse changes in energy industry law, policies and regulation could have significant economic, environmental and reliability consequences. Changes implemented in the PJM and New England capacity markets and other proposed market changes discussed more fully in Regulatory Issues—Federal Regulation provide the opportunity for additional compensation in both the energy and capacity markets.
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

While it is our expectation that continued efforts may be undertaken by the federal and state governments to preserve the existing base of fossil and nuclear generating plants, we still believe that pressures from renewable resources will continue to increase. For example, many parts of the country, including the mid-western region served by the Midwest Independent System Operator (MISO), the PJM region and the California ISO, have either implemented or proposed implementing changes to their respective regional transmission planning processes that may enable the construction of large amounts of “public policy” transmission to move renewable generation to load centers. For additional information, see the discussion in Regulatory Issues—Federal Regulation.
EMPLOYEE RELATIONS
As of December 31, 2017, we had 12,945 employees within our subsidiaries, including 7,999 covered under collective bargaining agreements with eight unions expiring from 2019 through 2022. We believe we maintain satisfactory relationships with our employees.

Employees as of December 31, 2017
	PSE&G	Power	PSEG LI	Services
Non-Union	1,959	1,118	881	988
Union	5,209	1,293	1,486	11
Total Employees	7,168	2,411	2,367	999

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

Regulation of Wholesale Sales—Generation/Market Issues/Market Power
Under FERC regulations, public utilities that wish to sell power at market rates must receive FERC authorization (MBR Authority) to sell power in interstate commerce before making power sales. They can sell power at cost-based rates or apply to FERC for authority to make market-based rate (MBR) sales. For a requesting company to receive MBR Authority, FERC must first make a determination that the requesting company lacks market power in the relevant markets and/or that market power in the relevant markets is sufficiently mitigated. The following PSEG companies are public utilities and currently have MBR Authority: PSE&G, PSEG Energy Resources & Trade (ER&T), PSEG Fossil, PSEG Nuclear, PSEG Power Connecticut, PSEG New Haven, PSEG Energy Solutions, PSEG Keys Energy Center LLC, Pavant Solar II LLC, San Isabel Solar LLC and Bison Solar LLC. FERC requires that holders of MBR Authority file an update every three years demonstrating that they continue to lack market power and/or that their market power has been sufficiently mitigated and report in the interim to FERC any material change in facts from those FERC relied on in granting MBR Authority.
In November 2017, FERC issued an order accepting the triennial filing made by the PSEG companies seeking authority to sell energy, capacity and ancillary services at market-based rates.
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
FERC has also ordered certain favorable changes to energy market price formation rules improving shortage pricing and enhancing bidding flexibility for units. We continue to advocate in this context for additional changes in market rules that would provide more transparency regarding operator actions affecting energy market prices and would promote better alignment between generation dispatch decisions and energy market price outcomes. We cannot predict what actions FERC might ultimately take, but such an examination could lead to future rule changes.
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
Capacity Market Issues
PJM, NYISO and ISO-NE each have capacity markets that have been approved by FERC. FERC regulates these markets and continues to examine whether the market design for each of these three capacity markets is working optimally. Various forums are considering how the competitive market framework can incorporate or be reconciled with state public policies that support particular resources, resource attributes or emerging technologies, whether generators are being sufficiently compensated in the capacity market and whether subsidized resources may be adversely affecting capacity market prices. We cannot predict what action, if any, FERC might take with regard to capacity market designs.
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
During 2015, PJM implemented a new “Capacity Performance” (CP) mechanism that created a more robust capacity product with enhanced incentives for performance during emergency conditions and significant penalties for non-performance, which was implemented fully in the May 2017 RPM auction for the 2020-2021 Delivery Year. The CP mechanism is intended to enhance the participation of intermittent and demand response resources (seasonal resources). Specifically, FERC approved PJM’s modifications to the aggregation rules to improve the ability of seasonal resources to participate. However, two complaints remain pending that ask FERC to investigate the rules governing the participation of seasonal resources and extend the participation of the base resources for future auctions. We cannot predict the outcome of these matters.
PJM issued a series of white papers in response to public policies that seek to recognize value associated with generation plants beyond their cost effectiveness and reliability attributes. The three proposals are intended to spur stakeholder discussion and include both potential capacity and energy market reforms. The first energy market reform (see Energy Clearing Prices and

Price Formation Initiatives) would allow inflexible generating units to set prices resulting in reduced uplift payments and improved price signals while the second energy market reform contemplates a voluntary carbon pricing program where states that elect to participate in the program would agree to put a price on carbon emissions. The capacity market proposal contemplates a two-stage capacity auction which, in its current form, would improve prices for unsubsidized resources, but would still continue to provide capacity payments for subsidized resources. The two-stage capacity market auction is now pending before the PJM stakeholders for consideration.
ISO-NE—ISO-NE’s market for installed capacity in New England provides fixed capacity payments for generators, imports and demand response. The market design consists of a forward-looking auction for installed capacity that is intended to recognize the locational value of resources on the system and contains incentive mechanisms to encourage availability during stressed system conditions. ISO-NE also employs a mechanism, similar to PJM’s CP mechanism, that provides incentives for performance and that imposes charges for non-performance during times of system stress. We view this mechanism as generally positive for generating resources as providing more robust income streams. However, it also imposes additional financial risk for non-performance. One aspect of the current market design that we do not support due to the capacity market suppression associated with this mechanism is the exemption from the MOPR in the capacity market afforded for up to 200 MW annually (600 MW cumulatively) of renewable resources. Recently, ISO-NE submitted proposed changes to the FCM referred to as the Competitive Auctions and Sponsored Policy Resources (CASPR) proposal to accommodate clean and renewable energy policy resources. The CASPR design creates a second auction that commences immediately following the Forward Capacity Auction and provides the opportunity for certain renewable, clean and alternative energy resources to acquire supply obligations when they cannot clear economically in the Forward Capacity Auction. The CASPR design also proposed to phase out the 200 MW exemption from the minimum offer price rule (MOPR). We cannot predict the outcome of this proceeding.
NYISO—NYISO operates a short-term capacity market that provides a forward price signal only for six months into the future. Various matters pending before FERC could affect the competitiveness of this market and the outcome of these proceedings could result in artificial price suppression unless sufficient market protections are adopted.
One capacity market matter pending before FERC involves rules to govern payments and bidding requirements for generators proposing to exit the market but required to remain in service for reliability reasons. In March 2015, FERC issued an order which held that units receiving special reliability payments could properly take those payments into account in formulating capacity market bids. We believe that this ruling could impact efficient price formation in the capacity market and could artificially suppress capacity market outcomes. In April 2015, a trade association, Independent Power Producers of New York, Inc. (IPPNY) of which Power is a member, filed for rehearing by FERC of this ruling. This rehearing is still pending. Also, in connection with this same proceeding, FERC required NYISO to submit a report addressing whether buyer-side mitigation measures are needed for new entry occurring in the “Rest of State” (ROS) region and for uneconomic retention and repowering anywhere in the state. NYISO filed a report with FERC in December 2015 contending that these measures are not needed. The IPPNY has opposed NYISO’s contentions. The matter remains pending before FERC. In addition, in May 2015, the New York Public Service Commission and other New York agencies filed a complaint at FERC requesting certain exemptions from the NYISO rules that prevent capacity suppliers from submitting bids that are not market competitive. In October 2015, FERC granted in part, certain of the requested exemptions for renewable resources and for resources being used by the owner for self-supply. The IPPNY has challenged NYISO’s proposed implementation of the newly required exemptions. This challenge is still pending.
Price Formation Initiatives
Power has been actively involved both through stakeholder processes and through filings at FERC in seeking improvements to the rules for setting prices for energy in the day-ahead and real-time markets administered by PJM and other system operators. FERC recently issued an order instituting an investigation into the pricing of fast-start resources by three grid operators, PJM, NYISO and Southwest Power Pool. Fast-start resources typically are committed in real-time, very close to the interval when needed and can respond quickly to unforeseen system needs. However, without fast-start pricing, some fast-start resources are ineligible to set prices due to inflexible operating limits. As a result, prices may not reflect the marginal cost of serving load. PJM submitted a response to FERC’s order that supported reforms to fast-start pricing with minor modifications. PJM also contended that all fast-start resource scheduled by PJM should be eligible to set locational marginal prices. We cannot predict the impact that these changes may have on our business.
Notice of Proposed Rulemaking (NOPR) on Baseload Generation
In September 2017, the Secretary of the U.S. Department of Energy (DOE) issued a NOPR to allow a full recovery of costs for certain eligible units physically located within the FERC-approved organized markets. In January 2018, FERC issued an order terminating the proceeding and initiating a new proceeding to explore resilience issues with the RTOs and ISOs. In the new proceeding, FERC is requiring each RTO and ISO to respond to a series of questions that appear to be intended to gain an understanding of the steps each RTO and ISO is taking to ensure the resilience of their respective grids. We expect to participate in this proceeding, but we are unable to predict the outcome.
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
In October 2017, the 2018 Annual Formula Rate Update was filed with FERC and requested approximately $212 million in increased annual transmission revenues effective January 1, 2018, subject to true-up. In January 2018, PSE&G filed with FERC a revised 2018 Annual Transmission Formula Rate Update reducing the 2018 transmission annual revenue requirement to reflect the federal corporate income tax rate reduction from 35% to 21%, effective January 1, 2018, as provided in new comprehensive tax legislation enacted in December 2017 (Tax Act). This change in the federal corporate income tax rate reduces the annual revenue requirement by $148 million. Each year, transmission revenues are adjusted to reflect items such as updating estimates used in the filing with actual data. For additional information about our transmission formula rate, see Item 8. Financial Statements and Supplementary Data—Note 6. Regulatory Assets and Liabilities.
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
In a February 2016 order, FERC reversed a previous order and accepted a filing by the PJM transmission owners seeking authority to assign costs for Regional Transmission Expansion Plan projects (subject to PJM Board approval requirements) solely addressing localized needs to customers within the local transmission owner’s zone. FERC’s action in this order provides an exemption from the Order 1000 open window procedures for projects constructed by transmission owners to meet local transmission planning criteria. FERC’s orders have been challenged at the D.C. Circuit and PSE&G has intervened in support of FERC.
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
In February 2016, FERC issued an order granting PSE&G’s request that it be permitted to seek recovery of 100% of its portion of the project’s costs to address identified high voltage issues at Artificial Island in New Jersey if the project is canceled for reasons beyond PSE&G’s control. In April 2016, PSE&G accepted construction responsibility for the three components of the project that PJM assigned to it, based on having reached agreement with PJM regarding an estimate for the project base cost of $273 million, plus risk and contingency for a total project cost of up to $340 million. In March 2017, PJM staff made its final recommendation to the PJM Board with respect to the project. In April 2017, the PJM Board approved a portion of the project to PSE&G of the construction of necessary upgrade work at a cost of approximately $130 million. In October 2017, FERC accepted PJM’s filing on the grounds that PJM correctly applied its Tariff. However, FERC deferred a ruling on whether the cost allocation methodology applied to the Artificial Island project is appropriate. FERC will decide this issue in a separate proceeding that is currently pending. We are unable to predict the outcome.
In June 2015, a transmission developer filed a complaint against PJM claiming that PJM wrongfully refused to provide data and a transparent process for evaluating transmission network upgrade requests that the transmission developer had submitted to PJM. Although not named as a respondent, the complaint identifies PSE&G as one of the companies claimed to have been involved. In January 2018, a FERC administrative law judge issued an order generally finding that PJM and transmission owners, including PSE&G, did not engage in wrongful conduct. In addition, the developer’s assertion of an entitlement to monetary damages was expressly denied. However, in a determination disputed by PSE&G, the order found that the PJM process lacked transparency. The judge’s order will now be briefed by all parties for additional determinations by FERC.We are unable to predict the outcome of these proceedings.

Another proceeding is a matter remanded from a federal appellate court concerning the appropriate cost allocation for certain 500 kV projects in PJM that either have been built or are in the process of being built. A proposed settlement was filed with FERC in June 2016. The settlement, if adopted by FERC, would result in increased annual cost allocations to customers in the PSE&G transmission zone. Under this settlement, Power, as a BGS supplier could become obligated to pay amounts previously paid by other PJM transmission customers. However, we do not believe that the anticipated level of any such potential payments would have a material effect on Power’s financial statements. We believe that there is a mechanism in place under the BGS contract for the pass-through of increases in transmission charges.
In February 2018, FERC issued an order finding that the transmission planning procedures used by the PJM transmission owners, a group that includes PSE&G, for supplemental projects do not adhere to the coordination and transparency principles of FERC’s Order No. 890. FERC determined that certain terms and conditions in the PJM governing documents are unjust and unreasonable. FERC directed PJM and the PJM transmission owners to submit certain revisions to the manner in which the stakeholder process for supplemental projects is conducted. PSE&G will be participating in the PJM transmission owners’ compliance filing.
Transmission Rate Proceedings—Numerous complaints have been filed at FERC in recent years seeking to reduce the base ROE of transmission owners across the country. Many of those complaints were resolved through agreement and settlement resulted in ROE reductions while others remain pending in the FERC adjudication process or are being litigated in the courts. Recent court decisions, as well as anticipated changes in the makeup at FERC, create some uncertainty as to the timing and outcome of these complaints. The results of these settlement and proceedings could set precedents for other transmission owners with formula rates in place, including PSE&G.
Con Edison Wheeling Agreement—Effective May 1, 2017, a wheeling arrangement which enabled Con Edison to move 1,000 MW of power from southeastern New York across the PSE&G system for delivery into New York City expired. Amounts that would have been recovered from Con Edison had this arrangement continued are now being recovered from other customers.  PSE&G believes the current planning assumptions used by PJM are consistent with sound transmission planning principles. However, PSE&G disagrees with the absence of a mechanism to assign PJM transmission upgrade costs to Con Edison that reflect Con Edison’s reliance on the PJM transmission grid. PSE&G and the BPU jointly filed a rehearing application at FERC seeking reversal of a determination not to create such a mechanism in connection with a PJM/NYISO joint operating agreement. In addition, in December 2017, the BPU filed a complaint at FERC against Con Edison and others petitioning FERC to create such a cost allocation mechanism that would assign PJM costs to New York.
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
Reliability Standards—Congress has required FERC to put in place, through the North American Electric Reliability Council (NERC), national and regional reliability standards to ensure the reliability of the U.S. electric transmission and generation system (grid) and to prevent major system blackouts. As a result, FERC directed the NERC to draft a physical security standard intended to further protect assets deemed “critical” to reliability of the grid. In November 2014, FERC issued an order approving the NERC’s proposed physical security standard. Under the standard, utilities will be required to identify critical substations as well as develop threat assessment plans to be reviewed by independent third parties. In our case, the third-party is PJM. As part of these plans, utilities could decide or be required to build additional redundancy into their systems. This standard will supplement the Critical Infrastructure Protection standards that are already in place and that establish physical and cybersecurity protections for critical systems. We are taking steps to meet these obligations. FERC directed the NERC to develop a new reliability standard to provide security controls for supply chain management associated with the procurement of industrial control system hardware, software, and services related to bulk electric system operations. When adopted, compliance with these new standards would be expected to impose additional obligations and costs.
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

The NRC conducts ongoing reviews of nuclear industry operating experience and may issue or revise regulatory requirements as a result of these ongoing reviews. We are unable to predict the final outcome of these reviews or the cost of any actions we would need to take to comply with any new regulations, including possible modifications to our Salem, Hope Creek and Peach Bottom facilities, but such costs could be material.
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
We must file electric and gas rate cases with the BPU in order to change our utility base distribution rates. In January 2018, PSE&G filed a distribution base rate case as required by the BPU as a condition of approval of PSE&G’s Energy Strong Program. The filing requests $9.6 billion in rate base as of December 31, 2018, a 10.3% return on equity and a capitalization structure with a 54% equity component. The filing also requests an approximate one percent increase in revenues and seeks to recover investments made to strengthen electric and gas distribution systems. In its filing, PSE&G requested that these rates take into account a reduction in the revenue requirement as a result of the federal corporate income tax rate reduction from 35% to 21% provided in the Tax Act including a one-time credit for estimated excess income taxes collected between January 1, 2018 and the time new rates go into effect, and the flow-back to customers of certain additional tax benefits. PSE&G anticipates the new base rates will go into effect in the fourth quarter of 2018.
Separately, in January 2018, the BPU issued an order commencing a proceeding to ensure that the rate revenue resulting from expenses relating to taxes reflected in rates but no longer owed as the result of the Tax Act shall be passed onto the ratepayers. The BPU directed New Jersey utilities (including PSE&G) to make filings by March 2, 2018 setting forth interim rates to be effective April 1, 2018 reflecting the new federal corporate tax rate, and to subsequently file proposed final rates, effective July 1, 2018, incorporating all other effects of the Tax Act. This proceeding is currently pending.
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
Infrastructure Investment Program (IIP)—The BPU has enacted IIP regulations that allow utilities to construct, install or remediate utility plant and facilities related to reliability, resiliency and/or safety to support the provision of safe and adequate service. Under these regulations, utilities can seek authority to make specified infrastructure investments in programs extending for up to five years with accelerated cost recovery mechanisms. The BPU characterized the IIP regulations as a regulatory initiative intended to create a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing infrastructure that enhances reliability, resiliency, and/or safety.
Gas System Modernization Program II (GSMP II)—In July 2017, we filed a petition with the BPU for a GSMP II program, an extension of GSMP to continue to modernize our gas system, through which PSE&G has proposed investing $2.7 billion over five years beginning in 2019. Under this proposed program, we plan to replace up to 1,250 miles of gas mains and associated service lines, with cost recovery at a 9.75% rate of return on equity through an accelerated recovery mechanism. This matter is pending. We believe the petition is consistent with the IIP regulations that the BPU approved in December 2017, as described above.
Energy Efficiency 2017 Program (EE 2017)—In August 2017, the BPU approved PSE&G’s petition for EE 2017 to extend three existing energy efficiency subprograms (multi-family, direct install and hospital efficiency) and establish two new residential energy efficiency offerings. The two new offerings include deployment of smart thermostats and a pilot program to provide residential customers with energy usage information enabling them to reduce consumption. EE 2017, as approved, allows PSE&G to extend the subprogram offerings and establish the residential energy efficiency sub-programs under its existing energy efficiency clause recovery process. The EE 2017 allows for $69 million of additional investment and $16 million of additional administrative and information technology costs. The EE 2017 was added as the eleventh component of the Green Program Recovery Charges (GPRC) rate effective September 1, 2017.
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
Consolidated Tax Adjustments (CTA)—New Jersey is one of only a few states that make CTA in setting rates for regulated utilities. These adjustments to rate base are made during the rate-setting process and are intended to allocate to utility customers a portion of the tax benefits realized from the filing of a consolidated federal tax return by the utility’s parent corporation. The BPU has been considering the appropriateness of the adjustment and the methodology and mechanics of the calculation for some time. In October 2014, the BPU approved a proposal by its Staff that limits the tax benefit period to be considered in the calculation to five years, sets the distribution rate base adjustment at 25% of any such tax benefit and eliminates from the process any tax benefits tied to transmission earnings. In accordance with this action, this CTA policy will be applied only with respect to future distribution rate base cases, including our distribution base rate case filed in January 2018. In November 2014, the New Jersey Division of Rate Counsel appealed the BPU’s decision and in September 2017, the New Jersey Superior Court, Appellate Division granted that appeal on procedural grounds. Upon remand, in January 2018, and updated in February 2018, the BPU issued a draft proposed rule that is pending review by the Office of Administrative Law. The draft proposal includes a 60-day comment period. We do not expect the application of a CTA to have a material impact on PSE&G’s current earnings or its distribution base rate case filing.
Federal Tax Legislation —As a result of the enactment of the Tax Act, various state regulatory authorities, including the BPU, have taken action to ensure that excess federal income taxes previously collected in rates are returned to ratepayers. We have made filings to adjust the revenue requirement in certain of our rate matters as a result of the change in federal income tax rate.
We continue to assess whether any further action needs to be taken by the company at this time.

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
We expect there will be changes to existing environmental laws and regulations that could significantly impact the manner in which our operations are currently conducted. Such laws and regulations may also affect the timing, cost, location, design, construction and operation of new facilities. Due to evolving environmental regulations, it is difficult to project future costs of compliance and their impact on competition. Capital costs of complying with known pollution control requirements are included in our estimate of construction expenditures in Item 7. MD&A—Capital Requirements. The costs of compliance associated with any new requirements that may be imposed by future regulations are not known, but may be material.
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
Air Pollution Control
Our facilities are subject to federal regulation under the Clean Air Act (CAA) that requires controls of emissions from sources of air pollution and imposes recordkeeping, reporting and permit requirements. Our facilities are also subject to requirements established under state and local air pollution laws. The CAA requires all major sources, such as our generation facilities, to obtain and keep current an operating permit. The costs of compliance associated with any new requirements that may be imposed and included in these permits in the future could be material and are not included in our estimates of capital expenditures.
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
Climate Change
CO2 Regulation under the CAA—In October 2015, the EPA published the New Source Performance Standards (NSPS) for new power plants. The NSPS establishes two emission standards for CO2 for the following categories: (i) fossil fuel-fired utility boilers and integrated gasification combined cycle units, and (ii) natural gas combustion turbines. Simple cycle combustion turbines are exempt from the rule.
In October 2015, the EPA also published the Clean Power Plan (CPP), a greenhouse gas (GHG) emissions regulation under the CAA for existing power plants. The regulation establishes state-specific emission rate targets based on implementation of the best system of emission reduction (BSER). The BSER consists of three components: (i) heat rate improvements at existing coal-fired power plants, (ii) increased use of existing natural gas combined cycle capacity, and (iii) operation of incremental zero-emitting generation (renewables and nuclear). States may choose these or other methodologies to achieve the necessary reductions of CO2 emissions.

Numerous states and several industry groups filed petitions for review with the D.C. Court to challenge the CPP. In addition, the petitioners sought a stay of the rule. The U.S. Supreme Court stayed the rule pending further review of the case.
In March 2017, the President of the United States issued an Executive Order that instructed the EPA to review the NSPS that establish emissions standards for CO2 for certain new fossil power plants and the CPP. The D.C. Circuit granted the EPA’s motion to hold the case in abeyance while the agency reviewed the rule. Upon completion of the review, the EPA Administrator signed a proposed repeal of the CPP. The EPA Administrator concluded that the CPP exceeds the EPA’s statutory authority by considering measures that are beyond the control of the owners of the affected sources (fossil fuel-fired electric generating units). The EPA is considering rulemaking to replace the CPP. PSEG cannot assess the impact of any such rulemaking on our business and future results of operations at this time.
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
New Jersey adopted the Global Warming Response Act in 2007, which calls for stabilizing its GHG emissions to 1990 levels by 2020, followed by a further reduction of greenhouse emissions to 80% below 2006 levels by 2050. To reach this goal, the New Jersey Department of Environmental Protection (NJDEP), the BPU, other state agencies and stakeholders are required to evaluate methods to meet and exceed the emission reduction targets, taking into account their economic benefits and costs. In January 2018, New Jersey Governor Murphy signed an Executive Order requiring the NJDEP to initiate the rulemaking process for New Jersey to reenter RGGI. We cannot estimate the impact of this action on our business or results of operations at this time.
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
Steam Electric Effluent Guidelines—In September 2015, the EPA issued a new Effluent Limitation Guidelines Rule (ELG Rule) for steam electric generating units. The rule establishes new best available technology economically achievable (BAT) standards for fly ash transport water, bottom ash transport water, flue gas desulfurization and flue gas mercury control wastewater, and gasification wastewater. Power’s Bridgeport Harbor station and the jointly-owned Keystone and Conemaugh stations have bottom ash transport water discharges that are regulated under the ELG Rule. Keystone and Conemaugh also have flue gas desulfurization wastewaters regulated by the ELG Rule.
Through various orders, the EPA has stayed the compliance dates in the ELG Rule and has announced plans to further revise the requirements and compliance dates of the ELG Rule. Power is unable to determine how this will ultimately impact its compliance requirements or its financial condition and results of operations.
Cooling Water Intake Structure Regulation—In May 2014, the EPA issued a final cooling water intake rule under Section 316(b) of the Clean Water Act (CWA) that establishes requirements for the regulation of cooling water intakes at existing power plants and industrial facilities with a design flow of more than two million gallons of water per day.
The EPA has structured the rule so that each state Permitting Director will continue to consider renewal permits for existing power facilities on a case by case basis, based on studies related to impingement mortality and entrainment and submit the results with their permit applications to be conducted by the facilities seeking renewal permits.
Several environmental organizations and certain energy industry groups have filed suit under the CWA and the Endangered Species Act. The cases have been consolidated at the Second Circuit and a decision remains pending.

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
In June 2016, the NJDEP issued the final New Jersey Pollutant Discharge Elimination System (NJPDES) permit for Salem. The final permit does not mandate specific service water system modifications but, consistent with Section 316(b) of the CWA, it requires additional studies and the selection of technology to address impingement for the service water system. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed a request challenging the NJDEP’s issuance of the final NJPDES renewal permit for Salem. NJDEP has granted the hearing request, but it has not yet been scheduled. The Riverkeeper’s filing does not change the effective date of the permit. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.
A permit application for renewal of the current NPDES permit for the Bridgeport Harbor Station Unit 3 (BH3) is under review by the Connecticut Department of Energy and Environmental Protection (CTDEEP). To address compliance with the EPA’s CWA Section 316(b) final rule, we have proposed to continue to operate BH3 without making the capital expenditures for modification to the existing intake structure and retire the BH3 within five years of the effective date of the final permit. Based on discussions with the CTDEEP, if the proposal is accepted, a final NPDES permit could be issued with a retirement date for BH3 by summer 2021, which is four years earlier than the previously estimated useful life ending in 2025. If the permit is not issued and the conditions below are not met, we may seek to operate BH3 through the previously estimated useful life.
We have negotiated a Community Environmental Benefit Agreement (CEBA) with the City of Bridgeport, Connecticut. That CEBA provides that we would retire BH3 early if all of its conditions precedent occur, which include receipt of all final permits to build and operate a proposed new combined cycle generating facility on the same site that BH3 currently operates. Absent those conditions being met, and the permit renewal referred to above not being issued, we may seek to operate BH3 through the previously estimated useful life. See Item 8. Financial Statements and Supplementary Data—Note 3. Early Plant Retirements.
In February 2016, the proposed generating facility, Bridgeport Harbor Station Unit 5 (BH5), was awarded a capacity obligation. Construction has commenced and operations are expected to begin in mid-2019. The Connecticut Siting Council issued an order to approve siting BH5. All major environmental permits have been obtained except for the modified Title V air permit.
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
Natural Resource Damages—CERCLA and the Spill Act authorize the assessment of damages against persons who have discharged a hazardous substance, causing an injury to natural resources. Pursuant to the Spill Act, the NJDEP requires persons conducting remediation to address injuries to natural resources through restoration or damages. The NJDEP adopted regulations concerning site investigation and remediation that require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites.

Fuel and Waste Disposal
Nuclear Fuel Disposal—The federal government has entered into contracts with the operators of nuclear power plants for transportation and ultimate disposal of spent nuclear fuel. Under the Nuclear Waste Policy Act of 1982 (NWPA), nuclear plant owners are required to contribute to a Nuclear Waste Fund to pay for this service. Since May 2014, the DOE reduced the nuclear waste fee to zero. No assurances can be given that this fee will not be increased in the future. The NWPA allows spent nuclear fuel generated in any reactor to be stored in reactor facility storage pools or in Independent Spent Fuel Storage Installations located at reactors or away from reactor sites.
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

EXECUTIVE OFFICERS OF THE REGISTRANT (PSEG)

Name	Age as of December 31, 2017	Office	Effective Date First Elected to Present Position

Ralph Izzo	60	Chairman of the Board, President and Chief Executive Officer (PSEG)	April 2007 to present
		Chairman of the Board and Chief Executive Officer (PSE&G)	April 2007 to present
		Chairman of the Board and Chief Executive Officer (Power)	April 2007 to present
		Chairman of the Board and Chief Executive Officer (Energy Holdings)	April 2007 to present
		Chairman of the Board and Chief Executive Officer (Services)	January 2010 to present

Daniel J. Cregg	54	Executive Vice President and CFO (PSEG)	October 2015 to present
		Executive Vice President and CFO (PSE&G)	October 2015 to present
		Executive Vice President and CFO (Power)	October 2015 to present
		Vice President-Finance (PSE&G)	June 2013 to October 2015
		Vice President-Finance (Power)	December 2011 to June 2013

David M. Daly	56	President and Chief Operating Officer (PSE&G)	October 2017 to present
		Chairman of the Board of PSEG Long Island LLC	October 2017 to present
		President and Chief Operating Officer (PSEG Long Island LLC)	October 2013 to October 2017

Ralph LaRossa	54	President and Chief Operating Officer (Power)	October 2017 to present
		President and Chief Operating Officer (PSE&G)	October 2006 to October 2017
		Chairman of the Board of PSEG Long Island LLC	October 2013 to October 2017

Derek M. DiRisio	53	President (Services)	August 2014 to present
		Vice President and Controller (PSEG)	January 2007 to August 2014
		Vice President and Controller (PSE&G)	January 2007 to August 2014
		Vice President and Controller (Power)	January 2007 to August 2014
		Vice President and Controller (Energy Holdings)	January 2007 to August 2014
		Vice President and Controller (Services)	January 2007 to August 2014

Tamara L. Linde	53	Executive Vice President and General Counsel (PSEG)	July 2014 to present
		Executive Vice President and General Counsel (PSE&G)	July 2014 to present
		Executive Vice President and General Counsel (Power)	July 2014 to present
		Vice President - Regulatory (Services)	December 2006 to July 2014

Stuart J. Black	55	Vice President and Controller (PSEG)	August 2014 to present
		Vice President and Controller (PSE&G)	August 2014 to present
		Vice President and Controller (Power)	August 2014 to present
		Vice President (Services) and Assistant Controller (Power)	March 2010 to August 2014

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
In the markets where we operate, natural gas prices have a major impact on the price that generators receive for their output. Over the past several years, wholesale prices for natural gas have remained well below the peak levels experienced in 2008, in part due to increased shale gas production as extraction technology has improved. Lower gas prices have resulted in lower electricity prices, which have reduced our margins as nuclear and coal generation costs have not declined similarly.
PSEG and Power continue to monitor their remaining coal assets, including the Keystone and Conemaugh generating stations, to ensure their economic viability through the end of their designated useful lives and their continued classification as held for use. The precise timing of a change in useful lives may be dependent upon events out of PSEG’s and Power’s control and may impact our ability to operate or maintain these assets in the future. These generating stations may be impacted by factors such as continued depressed wholesale power prices or capacity factors, among other things. Any early retirement of these coal units before the end of their current estimated useful lives or change in the classification as held for use may have a material adverse impact on PSEG’s and Power’s future financial results.
The decline in market prices of energy, resulting from low natural gas prices driven by the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities, both federal and state-level policies that provide financial incentives to construct renewable energy such as wind and solar and the failure to adequately compensate nuclear generating stations for the attributes they bring similar to renewable energy production have been contributing factors to the significantly reduced revenues from nuclear generating stations while simultaneously raising the unit cost of production.
In the ordinary course, management, and in the case of the Salem units the co-owner, each makes a number of decisions that impact the operation of our nuclear units beyond the current year, including whether and to what extent these units participate in RPM capacity auctions, commitments relating to refueling outages and significant capital expenditures, and decisions regarding our hedging arrangements. When considering whether to make these future commitments, management’s decisions will primarily be influenced by the financial outlook of the units, including the progress, timing and continued outlook for enactment of proposed legislation in the state of New Jersey. We cannot predict whether the legislation will be enacted or, if enacted, whether our nuclear generating stations in New Jersey will be selected or whether the legislation will provide a sufficient safety net for the continued operation of nuclear generating stations in New Jersey.
If market prices continue to be depressed and legislation is not enacted that adequately compensates nuclear generating stations for their attributes, Power anticipates it will no longer be covering its costs nor be adequately compensated for its market and operational risks at the Salem and Hope Creek nuclear units and would anticipate retiring these units early. The costs associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs and additional funding of the Nuclear Decommissioning Trust Fund (NDT) would be material to both PSEG and Power.
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
In March 2017, WEC announced that it had filed for Chapter 11 bankruptcy in New York. WEC provides nuclear fuel fabrication services for Salem Units 1 and 2. In January 2018, Brookfield Business Partners LP announced its intention to acquire WEC. The acquisition is expected to close in 2018 if it receives the required approvals from the regulators and bankruptcy courts. No assurances can be given that the acquisition will be approved. In the event that WEC is unable to continue to provide fabrication services, we can provide no assurance that Power would be able to find alternative providers of such services in a timely manner or on acceptable terms. A failure by WEC to perform its obligations during the pendency of, or following its emergence from, bankruptcy could have a material adverse impact on our business, the financial results of specific plants and on our results of operations.
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
The power generation business has seen a substantial change in the technologies used to produce power. Newer generation facilities are often more efficient than aging facilities, which may put some of these older facilities at a competitive disadvantage to the extent newer facilities are able to consume the same or less fuel to achieve a higher level of generation output. Federal and state incentives for the development and production of renewable sources of power have allowed for the penetration of competing technologies, such as wind, solar, and commercial-sized power storage. Additionally, the development of DSM tools and practices can impact peak demand requirements for some of our markets at certain times during the year. The continued development of subsidized, competing power generation technologies and significant development of DSM tools and practices could alter the market and price structure for power generation and could result in a reduction in load requirements, negatively impacting our financial condition, results of operations and cash flows. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric devices or other improvements in, or applications of, technology could lead to declines in per capita energy consumption.
Advances in distributed generation technologies, such as fuel cells, micro turbines, micro grids, windmills and net-metered solar installations, may reduce the cost of alternative methods of producing electricity to a level that is competitive with that of most central station electric production. Large customers, such as universities and hospitals, continue to explore potential micro grid installation. Certain states, such as Massachusetts and California, are also considering mandating the use of power storage resources to replace uneconomic or retiring generation facilities. Such developments could (i) affect the price of energy, (ii) reduce energy deliveries as customer-owned generation becomes more cost-effective, (iii) require further improvements to our distribution systems to address changing load demands and (iv) make portions of our transmission and/or distribution facilities obsolete prior to the end of their useful lives. Such technologies could also result in further declines in commodity prices or demand for delivered energy.
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
PSE&G is subject to regulation by the BPU. Such regulation affects almost every aspect of its businesses, including its retail rates, and failure to comply with these regulations could have a material adverse impact on PSE&G’s ability to operate its business and could result in fines, penalties or sanctions. The retail rates for electric and gas distribution services are established in a base rate case and remain in effect until a new base rate case is filed and concluded. In January 2018, PSE&G filed a distribution base rate case proceeding. In addition, our utility has received approval for several clause recovery mechanisms, some of which provide for recovery of costs and earn returns on authorized investments. These clause mechanisms require periodic updates to be reviewed and approved by the BPU and are subject to prudency reviews. Inability to obtain fair or timely recovery of all our costs, including a return of, or on, our investments in rates, could have a material adverse impact on our results of operations and cash flows. In addition, if legislative and regulatory structures were to evolve in such a way that PSE&G’s exclusive rights to serve its regulated customers were eroded, its future earnings could be negatively impacted.
Efforts designed to promote and expand the use of energy efficiency measures and distributed generation technologies, such as rooftop solar and battery storage, in PSE&G’s service territories could result in customers leaving the electric distribution system and an increase in customer net energy metering. Over time, customer adoption of these and other technologies and increased energy efficiency could adversely impact PSE&G’s revenue and ability to fully recover its costs, which could require PSE&G to pursue a rate case to adjust revenue requirements or seek recovery though other mechanisms.
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
PSE&G periodically files base rate case proceedings with the BPU. In particular, in January 2018, PSE&G filed a distribution base rate case proceeding. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or even reducing rates. The proceedings generally have timelines that may not be limited by statute. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings. The potential duration of such proceedings creates a risk that rates ultimately approved by the applicable regulatory body may not be sufficient for PSE&G to recover its costs by the time the rates become effective. Established rates are also subject to subsequent reviews by state regulators, whereby various portions of rates could be adjusted, including recovery mechanisms for costs associated with the procurement of electricity or gas, bad debt, manufactured gas plant (MGP) remediation, smart grid infrastructure and energy efficiency, demand response and renewable energy programs. If the base rate case proceeding is protracted or results in approved rates that do not allow PSE&G to fully recover its costs or result in ROEs that are below historical levels, our financial condition, results of operations and cash flows would be materially adversely impacted.
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
North American Electric Reliability Council (NERC) Compliance—Mandatory NERC and Critical Infrastructure Protection standards have been established to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system black-outs. We have been, and will continue to be, periodically audited by NERC for compliance and are subject to penalties for non-compliance with applicable NERC standards. Failure to comply with such standards could result in penalties or increased costs to bring such facilities into compliance. Such penalties and costs, as well as lost revenue from prolonged outages required to bring facilities into compliance with these standards, could materially adversely impact our business, results of operations and cash flows.
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

In November 2017, FERC issued an order accepting the triennial filing made by the PSEG companies seeking authority to sell energy, capacity and ancillary services at market-based rates.
Oversight by the Commodity Futures Trading Commission (CFTC) relating to derivative transactions—The CFTC has regulatory oversight of the swap and futures markets and options, including energy trading, and licensed futures professionals such as brokers, clearing members and large traders. Changes to regulations or adoption of additional regulations by the CFTC, including any regulations relating to position limits on futures and other derivatives or margin for derivatives and increased investigations by the CFTC, could negatively impact Power’s ability to hedge its portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting Power’s ability to utilize non-cash collateral for derivatives transactions.
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
Decommissioning—NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available to decommission the facility at the end of its useful life. PSEG Nuclear has established a Nuclear Decommissioning Trust (NDT) to satisfy these obligations. However, forecasting trust fund investment earnings and costs to decommission nuclear generating stations requires significant judgment, and actual results could differ significantly from current estimates. If we determine that it is necessary to retire one of our nuclear generating stations before the end of its useful life, there is a risk that it will no longer meet the NRC minimum funding requirements due to the earlier commencement of decommissioning activities and a shorter time period over which the NDT investments could appreciate in value. A shortfall could require PSEG to post parental guarantees or make additional cash contributions to ensure that the NDT continues to satisfy the NRC minimum funding requirements. As a result, our financial position or cash flows could be significantly adversely affected.
We may be adversely affected by changes in energy regulatory policies, including energy and capacity market design rules and developments affecting transmission.
The energy industry continues to be regulated and the rules to which our businesses are subject are always at risk of being changed. Our business has been impacted by established rules that create locational capacity markets in each of PJM, ISO-NE and NYISO. Under these rules, generators located in constrained areas are paid more for their capacity so there is an incentive to locate in those areas where generation capacity is most needed. Because much of our generation has historically been located in constrained areas in PJM and ISO-NE, the existence of these rules has had a positive impact on our revenues. PJM’s capacity market design rules and ISO-NE’s forward capacity market rules continue to evolve, most recently in response to efforts to integrate public policy initiatives into the wholesale markets. Any changes to these rules may have an adverse impact on our financial condition, results of operations and cash flows.
We could also be impacted by a number of other events, including regulatory or legislative actions such as direct and indirect subsidies, favoring certain types of resources and/or technologies. Further, some of the market-based mechanisms in which we participate, including BGS auctions, are at times the subject of review or discussion by some of the participants in the New Jersey and federal arenas. We can provide no assurance that these mechanisms will continue to exist in their current form, nor otherwise be modified.
To the extent that additions to the transmission system relieve or reduce congestion in eastern PJM where most of our plants are located, Power’s capacity and energy revenues could be adversely affected. Moreover, through changes encouraged by FERC to transmission planning processes, or through RTO/ISO initiatives to change their planning processes, more transmission may ultimately be built to facilitate renewable generation or support other public policy initiatives. Any such addition to the transmission system could have a material adverse impact on our financial condition and results of operations.
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
Environmental laws and regulations have generally become more stringent over time, and this trend is likely to continue. In particular:
Concerns over global climate change could result in laws and regulations to limit CO2 emissions or other GHG emissions produced by our fossil generation facilities—Federal and state legislation and regulation designed to address global climate change through the reduction of GHG emissions could materially impact our fossil generation facilities. For example, in 2015 the EPA published new rules for both new and existing power plants. While the EPA recently repealed these rules for existing power plants, actions by northeastern states, including New Jersey, could have cost implications for our fossil generation facilities. Such expenditures could materially affect the continued economic viability of one or more such facilities.
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
Potential closed-cycle cooling requirements—In 2014, the EPA finalized rules regarding the regulation of cooling water intake structures. The EPA has structured the rule so that each state will continue to consider renewal permits for existing power facilities on a case by case basis. The rule requires that facilities seeking permit renewals conduct a wide range of studies related to impingement mortality and entrainment and submit the results with their permit applications. State actions to renew permits under the provisions of this rule are ongoing at this time.
If the NJDEP or the CTEEP were to require installation of closed-cycle cooling or its equivalent at any of our Salem, Bridgeport or New Haven generating stations, the related increased costs and impacts would be material to our financial position, results of operations and cash flows and would require further economic review to determine whether to continue operations or decommission any such station.
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
In December 2017, the Tax Act was enacted, which made significant changes to U.S. tax law. Among other things, under the Tax Act, the statutory U.S. corporate income tax rate decreased from a maximum of 35% to 21%, effective January 1, 2018, and certain changes were made to bonus depreciation rules. However, the Tax Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service (IRS), as well as state tax authorities, and the Tax Act could be subject to potential amendments and technical corrections. We cannot assess the impact that any such interpretations, regulations, amendments or corrections could have on our results of operations or financial condition. In addition, the regulatory treatment of certain impacts of the Tax Act will be subject to the discretion of FERC and the state regulators which we are unable to determine at this time.
We are subject to the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification 740, Income Taxes (ASC 740), which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The impact of the rate change in 2017’s financial statements is discussed in Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes.
We do not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. Accordingly, the amounts recognized in the current reporting period should be considered provisional, in accordance with SEC Staff Accounting Bulletin No. 118, and any revisions to these amounts could be material.
Further, the Tax Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service (IRS), as well as state tax authorities. The Tax Act could also be subject to potential amendments and technical corrections which could impact PSEG, PSE&G and Power’s financial statements.
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
Any inability to recover the carrying amount of our long-lived assets and leveraged leases could result in future impairment charges which could have a material adverse impact on our financial condition and results of operations.
Long-lived assets represent approximately 74%, 81% and 69% of the total assets of PSEG, PSE&G and Power, respectively, as of December 31, 2017. Management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation business climate or market conditions, including prolonged periods of adverse commodity and capacity prices, could potentially indicate an asset’s or group of assets’ carrying amount may not be recoverable. Significant reductions in our expected revenues or cash flows for an extended period of time resulting from such events could result in future asset impairment charges, which could have a material adverse impact on our financial condition and results of operations.
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
During 2016, due to the adverse economic conditions experienced by coal generation in PJM, Energy Holdings recorded pre-tax write-downs relating to the NRG REMA, LLC (REMA) leveraged leases in the aggregate of $147 million. During 2017, due to continuing liquidity issues facing REMA, economic challenges facing coal generation in PJM, and based upon an ongoing review of available alternatives as well as certain discussions with REMA management, Energy Holdings recorded additional pre-tax charges of $77 million in the aggregate.
In June 2017, GenOn Energy, Inc. (GenOn) and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. REMA was not included in the GenOn filing. Energy Holdings continues to monitor the restructuring of GenOn and its possible impacts on REMA and continues to discuss the situation with various parties relevant to this matter. PSEG cannot predict the outcome of GenOn’s efforts to restructure its portfolio and improve its liquidity and the possible related impact on REMA. PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments, which could include further write-downs of the values of Energy Holdings’ leveraged leases.
There can be no assurance that a continuation or worsening of the adverse economic conditions would not lead to additional write-downs at any of our other generation units in our leveraged lease portfolio, and such write-downs could be material
Inability to maintain sufficient liquidity in the amounts and at the times needed or access sufficient capital at reasonable rates or on commercially reasonable terms could adversely impact our business.
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
Challenges associated with recruitment and/or retention of key executives and a skilled workforce could adversely impact our businesses.
Our operations depend on the recruitment and retention of key executives and a skilled workforce. The loss or retirement of key executives or other employees, including those with the specialized knowledge required to support our generation, transmission and distribution operations, could result in various operational challenges. Certain events, such as the potential for early retirement of our nuclear facilities, can make it more difficult to retain these employees. We may incur increased costs for contractors to replace employees, and the loss of institutional and industry knowledge and the increased costs to hire and lengthy time to train new personnel could result in lower productivity, resulting in increased costs, which would negatively impact our results of operations. This has the potential to become more critical as a growing number of employees become eligible to retire.
As of December 31, 2017, approximately 62% of our employees were covered by collective bargaining agreements. As a result, our success will depend on our ability to successfully renegotiate these agreements as they expire. Inability to do so may result in employee strikes or work stoppages which would disrupt our operations and could also result in increased costs, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In late 2017, PSE&G learned that its customers may be affected by a potential data breach involving the systems of TIO Networks, a subsidiary of PayPal Holdings. PayPal notified PSE&G that there was unauthorized access to TIO Networks’ system that stores customer information. TIO Networks processed payments made at automated kiosks in PSE&G’s walk-in customer service centers between 2012 and 2017. TIO Networks also facilitated payments PSE&G customers made at third-party payment centers, such as local convenience stores, that accept utility bill payments. The account numbers and addresses for PSE&G’s approximately 2.5 million customers may have been exposed as a result of the suspected breach. Customers paying by check via kiosk at one of PSE&G’s Customer Service Centers also may have had their personal checking account number and routing number exposed. We continue to work with TIO Networks and PayPal to analyze the impact of this event. While we have experienced and expect to continue to experience actual or attempted cyber-attacks on our information technology systems, none of these incidents has had a material impact on our operations or financial condition.
If a significant cybersecurity event or breach should occur within our company or with one of our material vendors, we could be exposed to significant loss of revenue, material repair costs to intellectual and physical property, significant fines and penalties for non-compliance with existing laws and regulations, significant litigation costs, increased costs to finance our businesses, reputational damage and loss of confidence from our customers, regulators, investors, vendors and employees. Similarly, a significant cybersecurity event or breach experienced by a competitor, regulatory authority, RTO, ISO, or vendor could also materially impact our business and results of operations via enhanced legal and regulatory requirements. For a discussion of state and federal cybersecurity regulatory requirements and information regarding our cybersecurity program, see Part 1, Item 1. Regulatory Issues.
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
Generation Facilities
Power
As of December 31, 2017, Power’s share of installed fossil and nuclear generating capacity is shown in the following table:

Name	Location	Total Capacity (MW)	% Owned	Owned Capacity (MW)	Principal Fuels Used
Steam:
Sewaren	NJ	445	100%	445	Gas
Keystone (A)	PA	1,711	23%	391	Coal
Conemaugh (A)	PA	1,711	23%	385	Coal
Bridgeport Harbor	CT	383	100%	383	Coal
New Haven Harbor	CT	448	100%	448	Oil/Gas
Total Steam		4,698		2,052
Nuclear:
Hope Creek	NJ	1,180	100%	1,180	Nuclear
Salem 1 & 2	NJ	2,282	57%	1,310	Nuclear
Peach Bottom 2 & 3 (B)	PA	2,450	50%	1,225	Nuclear
Total Nuclear		5,912		3,715
Combined Cycle:
Bergen	NJ	1,229	100%	1,229	Gas/Oil
Linden	NJ	1,274	100%	1,274	Gas/Oil
Bethlehem	NY	790	100%	790	Gas
Kalaeloa	HI	208	50%	104	Oil
Total Combined Cycle		3,501		3,397
Combustion Turbine:
Essex	NJ	81	100%	81	Gas/Oil
Kearny	NJ	456	100%	456	Gas/Oil
Burlington	NJ	168	100%	168	Gas/Oil
Linden	NJ	336	100%	336	Gas/Oil
New Haven Harbor	CT	130	100%	130	Gas/Oil
Bridgeport Harbor	CT	17	100%	17	Oil
Total Combustion Turbine		1,188		1,188
Pumped Storage:
Yards Creek (C)	NJ	420	50%	210
Total Power Plants		15,719		10,562

(A)	Operated by GenOn Northeast Management Company.

(B)	Operated by Exelon Generation.

(C)	Operated by Jersey Central Power & Light Company.
As of December 31, 2017, Power also owned and operated 414 MW dc of photovoltaic solar generation facilities in various states.

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
Electric Property and Facilities
As of December 31, 2017, PSE&G’s electric transmission and distribution system included approximately 24,000 circuit miles, and 853,000 poles, of which 65% are jointly-owned. In addition, PSE&G owns and operates 50 switching stations with an aggregate installed capacity of 36,023 megavolt-amperes (MVA) and 244 substations with an aggregate installed capacity of 8,250 MVA. Four of those substations, having an aggregate installed capacity of 109 MVA are operated on leased property. In addition, PSE&G owns four electric distribution headquarters and five electric sub-headquarters.
Gas Property and Facilities
As of December 31, 2017, PSE&G’s gas system included approximately 18,000 miles of gas mains, 12 gas distribution headquarters, two sub-headquarters, and one meter shop serving all of its gas territory in New Jersey. In addition, PSE&G operates 58 natural gas metering and regulating stations, of which 22 are located on land owned by customers or natural gas pipeline suppliers and are operated under lease, easement or other similar arrangement. In some instances, the pipeline companies own portions of the metering and regulating facilities. PSE&G also owns one liquefied natural gas (LNG) and three liquid petroleum air gas (LPG) peaking facilities. The daily gas capacity of these peaking facilities (the maximum daily gas delivery available during the three peak winter months) is approximately 2.8 million therms in the aggregate.
Solar
As of December 31, 2017, PSE&G had 123 MW dc of installed solar capacity throughout New Jersey.

ITEM 3.    LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, see Item 1. Business—Regulatory Issues and Environmental Matters and Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, Inc. As of February 16, 2018, there were 60,868 registered holders.
The graph below shows a comparison of the five-year cumulative return assuming $100 invested on December 31, 2012 in our common stock and the subsequent reinvestment of quarterly dividends, the S&P Composite Stock Price Index, the Dow Jones Utilities Index and the S&P Electric Utilities Index.

	2012	2013	2014	2015	2016	2017
PSEG	$100.00	$109.35	$146.73	$142.46	$167.57	$204.11
S&P 500	$100.00	$132.31	$150.35	$152.47	$170.59	$207.74
DJ Utilities	$100.00	$112.67	$147.01	$142.57	$168.26	$190.76
S&P Electrics	$100.00	$113.20	$145.82	$138.80	$161.20	$180.76

$225
$175
$125
$75
2012
2013
2014
2015
2016
2017
PSEG
S&P 500
DJ Utilities
S&P Electrics

The following table indicates the high and low sale prices for our common stock and dividends paid for the periods indicated:

Common Stock	High	Low	Dividend per Share

2017
First Quarter	$46.14	$42.77	$0.43
Second Quarter	$45.94	$42.47	$0.43
Third Quarter	$47.47	$41.67	$0.43
Fourth Quarter	$53.28	$46.05	$0.43
2016
First Quarter	$47.22	$37.85	$0.41
Second Quarter	$47.41	$42.77	$0.41
Third Quarter	$46.81	$41.07	$0.41
Fourth Quarter	$44.29	$39.28	$0.41

On February 20, 2018, our Board of Directors approved a $0.45 per share common stock dividend for the first quarter of 2018. This reflects an indicative annual dividend rate of $1.80 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.
The following table indicates our common share repurchases in the open market during the fourth quarter of 2017 to satisfy obligations under various equity compensation award grants:

Three Months Ended December 31, 2017	Total Number of Shares Purchased	Average Price Paid per Share
October 1-October 31	—	$—
November 1-November 30	486,635	$49.86
December 1-December 31	—	$—

In December 2017, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest or be exercised in 2018.
The following table indicates the securities authorized for issuance under equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Long-Term Incentive Plan	347,900	$33.49	13,771,542
Employee Stock Purchase Plan	—	—	3,174,168
Total	347,900	$33.49	16,945,710

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

PSEG
Years Ended December 31,	2017	2016	2015	2014	2013
	Millions, except Earnings per Share
Operating Revenues (A)	$9,084	$9,061	$10,415	$10,886	$9,968
Income from Continuing Operations (B)(C)	$1,574	$887	$1,679	$1,518	$1,243
Net Income (B)(C)	$1,574	$887	$1,679	$1,518	$1,243
Earnings per Share:
Income from Continuing Operations
Basic	$3.12	$1.76	$3.32	$3.00	$2.46
Diluted	$3.10	$1.75	$3.30	$2.99	$2.45
Net Income
Basic	$3.12	$1.76	$3.32	$3.00	$2.46
Diluted	$3.10	$1.75	$3.30	$2.99	$2.45
Dividends Declared per Share	$1.72	$1.64	$1.56	$1.48	$1.44
As of December 31,
Total Assets	$42,716	$40,070	$37,535	$35,287	$32,480
Long-Term Obligations (D)	$12,071	$10,897	$8,837	$8,218	$7,830

(A)
Operating Revenues for 2017, 2016 and 2015 includes $438 million, $410 million and $375 million, respectively, for Long Island Electric Utility Servco, LLC (Servco), a wholly owned subsidiary of PSEG LI. See Item 8. Financial Statements and Supplementary Data—Note 4. Variable Interest Entity for additional information.

(B)
Income from Continuing Operations and Net Income for 2017 and 2016 includes after-tax expenses of $577 million and $396 million, respectively, related to the early retirement of Power’s Hudson and Mercer coal/gas generation plants and after-tax charges for 2017 and 2016 totaling $45 million and $92 million, respectively, related to investments in REMA’s leveraged leases and an after-tax insurance recovery for Superstorm Sandy of $102 million for 2015. See Item 8. Financial Statements and Supplementary Data—Note 3. Early Plant Retirements, Note 7. Long-Term Investments and Note 8. Financing Receivables for additional information for 2017.

(C)
Income from Continuing Operations and Net Income for 2017, include the non-cash net income benefit of $745 million, primarily resulting from the remeasurement of deferred tax liabilities required due to the enactment of the Tax Act in December 2017. See Item 8. Financial Statements and Supplementary Data—See Note 20. Income Taxes for additional information for 2017.

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
PSEG’s business consists of two reportable segments, our principal direct wholly owned subsidiaries, which are:

•
PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in solar generation projects and energy efficiency and related programs in New Jersey, which are regulated by the BPU, and

•
Power—which is a multi-regional energy supply company that integrates the operations of its merchant nuclear and fossil generating assets with its power marketing businesses and fuel supply functions through competitive energy sales in well-developed energy markets primarily in the Northeast and Mid-Atlantic United States through its principal direct wholly owned subsidiaries. In addition, Power owns and operates solar generation in various states. Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency (EPA) and the states in which they operate.

PSEG’s other direct wholly owned subsidiaries are: PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) transmission and distribution (T&D) system under an Operations Services Agreement (OSA); PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily has investments in leveraged leases; and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
Our business discussion in Item 1. Business provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Item 1A. Risk Factors provides information about factors that could have a material adverse impact on our businesses. The following discussion provides an overview of the significant events and business developments that have occurred during 2017 and key factors that we expect may drive our future performance. This discussion refers to the Consolidated Financial Statements (Statements) and the related Notes to the Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements and Notes.
EXECUTIVE OVERVIEW OF 2017 AND FUTURE OUTLOOK
2017 Overview
Our business plan is designed to achieve growth while managing the risks associated with fluctuating commodity prices and changes in customer demand. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives, including:

•
improving utility operations through growth in investment in T&D and other infrastructure projects designed to enhance system reliability and resiliency and to meet customer expectations and public policy objectives, and

•
maintaining and expanding a reliable generation fleet with the flexibility to utilize a diverse mix of fuels which allows us to respond to market volatility and capitalize on opportunities as they arise.

Financial Results
The results for PSEG, PSE&G and Power for the years ended December 31, 2017 and 2016 are presented below:

	Years Ended December 31,
	2017	2016
Earnings (Losses)	Millions, except per share data
PSE&G	$973	$889
Power	479	18
Other	122	(20)
PSEG Net Income	$1,574	$887

PSEG Net Income Per Share (Diluted)	$3.10	$1.75

Our 2017 over 2016 increase in Net Income was due primarily to the favorable impacts of new tax legislation at Power and Energy Holdings in 2017, discussed below, partially offset by higher charges in 2017 related to the early retirement of our Hudson and Mercer units. Higher transmission revenues in 2017 at PSE&G, lower charges in 2017 related to investments in certain leveraged leases at Energy Holdings and lower plant outage costs at Power, partially offset by lower volumes of electricity sold at lower average prices, also contributed to the increase in Net Income. For a more detailed discussion of our financial results, see Results of Operations.
During 2017, we maintained a strong balance sheet. We continued to effectively deploy capital without the need for additional equity, while our solid credit ratings aided our ability to access capital and credit markets. The greater emphasis on capital spending for projects on which we receive contemporaneous returns at PSE&G, our regulated utility, in recent years has yielded strong results, which when combined with the cash flow generated by Power, our merchant generator and power marketer, has allowed us to increase our dividend. These actions to transition our business to meet market conditions and investor expectations reflect our multi-year, long-term approach to managing our company. Our focus has been to invest capital in T&D and other infrastructure projects aimed at maintaining service reliability to our customers and bolstering our system resiliency. At Power, we strive to improve performance and reduce costs in order to enhance the value of our generation fleet in light of low gas prices, environmental considerations and competitive market forces that reward efficiency and reliability.
At PSE&G, we continue to invest in transmission projects that focus on reliability improvements and replacement of aging infrastructure. We also continue to make investments to improve the resiliency of our gas and electric distribution system as part of our Energy Strong program that was approved by the BPU in 2014 and to seek recovery on such investments. We are modernizing PSE&G’s gas distribution systems as part of our Gas System Modernization Program (GSMP) that was approved by the BPU in late 2015. In July 2017, we filed a petition with the BPU for a GSMP II program, an extension of GSMP to continue to modernize our gas system, through which PSE&G has proposed investing $2.7 billion over five years beginning in 2019. This matter is pending. We believe the petition is consistent with the Infrastructure Investment Program (IIP) regulations that the BPU approved in December 2017. In August 2017, the BPU approved PSE&G’s petition for an Energy Efficiency 2017 Program (EE 2017) to extend three existing energy efficiency subprograms (multi-family, direct install and hospital efficiency) and establish two new residential energy efficiency offerings. The EE 2017 allows for $69 million of additional investment and $16 million of additional administrative and information technology costs. The EE 2017 was added as the eleventh component of the Green Program Recovery Charges (GPRC) rate effective September 1, 2017. Over the past few years, these types of investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G.
In January 2018, PSE&G filed a distribution base rate case as required by the BPU as a condition of approval of its Energy Strong Program. The filing requests an approximate one percent increase in revenues and seeks to recover investments made to strengthen electric and gas distribution systems. In its filing, PSE&G requested that these rates take into account a reduction in the revenue requirement as a result of the federal corporate income tax rate reduction from 35% to 21% provided in new tax legislation enacted in December 2017 (Tax Act), including a one-time credit for estimated excess income taxes collected between January 1, 2018 and the time new rates go into effect, and the flow-back to customers of certain additional tax benefits. PSE&G anticipates the new base rates will take effect in the fourth quarter of 2018.
Separately, in January 2018, the BPU issued an order commencing a proceeding to ensure that the rate revenue resulting from expenses relating to taxes reflected in rates but no longer owed as the result of the Tax Act shall be passed onto the ratepayers. The BPU directed New Jersey utilities (including PSE&G) to make filings by March 2, 2018 setting forth interim rates to be effective April 1, 2018, reflecting the new federal corporate tax rate, and to subsequently file proposed final rates, effective July 1, 2018, incorporating all other effects of the Tax Act. This proceeding is currently pending.

As a result of the enactment of the Tax Act, various state regulatory authorities, including the BPU, have taken action to ensure that excess federal income taxes previously collected in rates are returned to ratepayers. We have made filings to adjust the revenue requirement in certain of our rate matters as a result of the change in federal income tax rate. We continue to assess whether any further action needs to be taken by the company at this time.
For additional information on our specific filings, see Item 8. Financial Statements and Supplementary Data—Note 6. Regulatory Assets and Liabilities.
Power manages its existing firm pipeline transportation contracts for the benefit of PSE&G’s customers through the basic gas supply service (BGSS) arrangement. The contracts are sized to provide for delivery of a reliable gas supply to PSE&G customers on peak winter days. When pipeline capacity beyond the customers’ needs is available, Power may use it to make third-party sales and supply gas to its generating units in New Jersey. Alternatively, gas supply and pipeline capacity constraints could adversely impact our ability to meet the needs of our utility customers and generating units. Power’s hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business. More than half of Power’s expected gross margin in 2018 relates to our hedging strategy, our expected revenues from the capacity market mechanisms and certain ancillary service payments such as reactive power.
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
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced being at risk for early retirement. Most recently, in February 2018, Exelon, a co-owner of the Salem units, announced its intention to accelerate the closure of its Oyster Creek nuclear plant located in New Jersey, one year earlier than previously planned for economic reasons. These closures and retirements are generally due to the decline in market prices of energy, resulting from low natural gas prices driven by the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities, both federal and state-level policies that provide financial incentives to construct renewable energy such as wind and solar and the failure to adequately compensate nuclear generating stations for the attributes they bring similar to renewable energy production. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a further shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet.
If any or all of the Salem and Hope Creek units were shut down, it would significantly alter New Jersey’s energy supply predominately by increasing New Jersey’s reliance on natural gas generation. Such a decrease in fuel diversity could also increase the market’s vulnerability to price fluctuations and power disruptions in times of high demand. The New Jersey Legislature is assessing legislation that would provide a safety net in order to prevent the loss of environmental attributes from nuclear generating stations. We cannot predict whether the legislation will be enacted or, if enacted, whether our nuclear generating stations in New Jersey will be selected or whether the legislation will provide a sufficient safety net for the continued operation of nuclear generating stations in New Jersey.
In the ordinary course, management, and in the case of the Salem units the co-owner, each makes a number of decisions that impact the operation of our nuclear units beyond the current year, including whether and to what extent these units participate in RPM capacity auctions, commitments relating to refueling outages and significant capital expenditures, and decisions regarding our hedging arrangements. When considering whether to make these future commitments, management’s decisions will primarily be influenced by the financial outlook of the units, including the progress, timing and continued outlook for enactment of proposed legislation in the state of New Jersey.
If market prices continue to be depressed and legislation is not enacted that adequately compensates nuclear generating stations for their attributes, Power anticipates it will no longer be covering its costs nor be adequately compensated for its market and operational risks at the Salem and Hope Creek nuclear units and would anticipate retiring these units early. The costs associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs and additional funding of the Nuclear Decommissioning Trust Fund (NDT) would be material to both PSEG and Power.
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
In May 2017, PJM announced the results of the RPM capacity auction for the 2020-2021 Delivery Year. Power cleared approximately 7,800 MW of its generating capacity at an average price of $174 per MW-day for the 2020-2021 delivery period. In the two prior capacity auctions covering the 2019-2020 and 2018-2019 delivery years, Power cleared approximately 8,900 MW at an average price of $116 per MW-day and approximately 8,700 MW at an average price of $215 per MW-day, respectively. Prices in the most recent auction reflect PJM’s downwardly-revised demand forecast, changes in the emergency transfer limits due to transmission expansion and the effects of both the new generation and uncleared generation from the prior year’s auction.
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
See Item 1. Business—Federal Regulation for additional information.
Distribution
The BPU has enacted IIP regulations that allow utilities to construct, install, or remediate utility plant and facilities related to reliability, resiliency, and/or safety to support the provision of safe and adequate service. Under these regulations, utilities can seek authority to make specified infrastructure investments in programs extending for up to five years with accelerated cost recovery mechanisms. The BPU characterized the IIP regulations as a regulatory initiative intended to create a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing infrastructure that enhances reliability, resiliency, and/or safety.
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
In March 2017, the President of the United States issued an Executive Order that instructed the EPA to review the New Source Performance Standards that establish emissions standards for CO2 for certain new fossil power plants, and the Clean Power Plan (CPP), a greenhouse gas emissions regulation under the Clean Air Act for existing power plants that establishes state-specific emission rate targets based on implementation of the best system of emission reduction. In October 2017, the EPA Administrator signed a proposed repeal of the CPP. The EPA Administrator concluded that the CPP exceeds the EPA’s statutory authority by considering measures that are beyond the control of the owners of the affected sources (fossil fuel-fired electric generating units). The EPA is considering rulemaking to replace the CPP. PSEG cannot assess the impact of any such rulemaking on its business and future results of operations at this time.
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
Early Retirement of Hudson and Mercer Units
On June 1, 2017, Power completed its previously announced retirement of the generation operations of the existing coal/gas units at the Hudson and Mercer generating stations. The decision to retire the Hudson and Mercer units had a material effect on PSEG’s and Power’s results of operations in 2016 and continued to adversely impact their results of operations in 2017. As of June 1, 2017, Power completed recognition of the incremental Depreciation and Amortization (D&A) of $938 million ($964 million in total) due to the significant shortening of the expected economic useful lives of Hudson and Mercer. During 2017, Energy Costs of $15 million and Operation and Maintenance (O&M) of $23 million were also incurred. See Item 8. Financial Statements and Supplementary Data—Note 3. Early Plant Retirements for additional information.
Power is exploring various opportunities with these sites, including using the sites for alternative industrial activity or the disposition of one or both of the sites. If Power determines not to use the sites for alternative industrial activity, the early retirement of the units at such sites would trigger obligations under certain environmental regulations, including possible remediation. The amounts for any such remediation are neither currently probable nor estimable but may be material.
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

Leveraged Lease Impairments
GenOn Energy, Inc. (GenOn) and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on June 14, 2017. NRG REMA, LLC (REMA) was not included in the GenOn bankruptcy filing. GenOn is currently engaged in a balance sheet restructuring, which will take an undetermined time to complete. PSEG cannot predict the outcome of GenOn’s efforts to restructure its balance sheet and improve its liquidity.
During the first quarter of 2017, due to continuing liquidity issues facing REMA, economic challenges facing coal generation in PJM, and based upon an ongoing review of available alternatives as well as discussions with REMA management, Energy Holdings recorded an additional $55 million pre-tax charge for its current best estimate of loss relating to its REMA leveraged lease receivables, which was reflected in Operating Revenues. During the second quarter of 2017, Energy Holdings recorded an additional $22 million pre-tax charge for its current best estimate of loss related to lease receivables due to collectability of payments ($15 million) and economics impacting the residual value ($7 million) of certain leased assets. PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments, which could include further write-downs of the values of Energy Holdings’ leveraged lease receivables, and continue to discuss the situation with various parties relevant to this matter. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 7. Long-Term Investments and Note 8. Financing Receivables. There can be no assurance that a continuation or worsening of the adverse economic conditions would not lead to additional write-downs at any of our other generation units in our leveraged lease portfolio, and such write-downs could be material.
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
Tax Legislation
In December 2017, the U.S. government enacted comprehensive tax legislation (Tax Act), which, among other things, decreased the statutory U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018, and made certain changes to bonus depreciation rules.
As a result of the enacted reduction in the statutory U.S. corporate income tax rate, as well as other aspects of the Tax Act, we have recorded a one-time, non-cash earnings benefit of $745 million, including $588 million related to Power and $147 million related to Energy Holdings. This benefit is primarily due to the remeasurement of deferred tax balances. In addition, PSE&G had excess deferred taxes of approximately $2.1 billion as of December 31, 2017 and recorded an approximate $2.9 billion revenue impact of these excess deferred taxes as Regulatory Liabilities where it is probable that refunds will be made to customers in future rates. The amount and timing of any such refund cannot be determined at this time.
Beginning in 2018, PSEG, on a consolidated basis, will incur lower income tax expense resulting in a decrease in its projected effective income tax rate. This is also expected to increase PSEG’s and Power’s net income. To the extent allowed under the Tax Act, Power’s operating cash flows will reflect the full expensing of capital investments for income tax purposes. PSEG and Power expect that the interest on their debt will continue to be fully tax deductible albeit at a lower tax rate. For PSE&G, the Tax Act is expected to lead to lower customer rates due to lower income tax expense recoveries and the refund of deferred income tax regulatory liabilities, partially offset by the impacts of higher rate base. The impact of the lower federal income tax rate on PSE&G was reflected in PSE&G’s recently filed distribution base rate case and its transmission formula rate filings. The Tax Act is generally expected to result in lower operating cash flows for PSE&G resulting from the elimination of bonus depreciation, partially offset by higher revenues due to the higher rate base. The full impact of these and other provisions of the Tax Act cannot be determined at this time.
The impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, changes in interpretations and assumptions PSEG has made, guidance that may be issued and actions PSEG may take as a result of the Tax Act. For additional information, see Note 20. Income Taxes.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. In 2017, our

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 51 terra-watt hours while addressing fuel availability and price volatility,

•	total nuclear fleet achieved an average capacity factor of 94%, and

•	utility was recognized for the sixteenth consecutive year as the most reliable utility in the Mid-Atlantic region.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during 2017 as we:

•	maintained sufficient liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2017 to $1.72 per share.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources, and manage the impacts of the Tax Act without the issuance of new equity.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In 2017, we

•	made additional investments in transmission infrastructure projects,

•	continued to execute our GSMP, Energy Strong, Energy Efficiency, solar and other existing BPU-approved utility programs,

•
continued construction of our Keys and Sewaren 7 generation projects for targeted commercial operation in 2018 and commenced construction of our BH5 generation project for targeted commercial operation in mid-2019, and

•	acquired six solar energy projects in various states totaling 88 MW-direct current (dc), for a total of 414 MW (dc) of installed capacity in 14 states throughout the U.S.
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

•
execute our utility capital investment program, including our Energy Strong program, GSMP and other investments for growth that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers, and obtain approval for extension of these programs,

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

For 2018 and beyond, the key issues and challenges we expect our business to confront include:

•
regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceeding, settlement, investigation or claim, applicable to us and/or the energy industry,

•
fair and timely rate relief from the BPU and FERC for recovery of costs and return on investments, including with respect to our distribution base rate case which was filed with the BPU in January 2018,

•	continuing discussions regarding the restructuring of GenOn and REMA and its potential impact on the value of our Keystone, Conemaugh and Shawville leveraged leases,

•	the continuing impact of the Tax Act,

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
Our primary investment opportunities are in two areas: our regulated utility business and our merchant power business. We continually assess a broad range of strategic options to maximize long-term stockholder value. In assessing our options, we consider a wide variety of factors, including the performance and prospects of our businesses; the views of investors, regulators and rating agencies; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•	the acquisition, construction or disposition of T&D facilities and/or generation units,

•	the disposition or reorganization of our merchant generation business or other existing businesses or the acquisition or development of new businesses,

•	the expansion of our geographic footprint,

•	continued or expanded participation in solar, demand response and energy efficiency programs, and

•
investments in capital improvements and additions, including the installation of environmental upgrades and retrofits, improvements to system resiliency, modernizing existing infrastructure and participation in transmission projects through FERC’s “open window” solicitation process.

Power is developing a retail energy business to sell energy, which we believe complements our existing wholesale marketing business. Power began these marketing activities in 2017 and has been granted retail energy supplier licenses in New Jersey, Pennsylvania and Maryland.
There can be no assurance, however, that we will successfully develop and execute any of the strategic options noted above, or any additional options we may consider in the future. The execution of any such strategic plan may not have the expected benefits or may have unexpected adverse consequences.

RESULTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
Earnings (Losses)	Millions
PSE&G	$973	$889	$787
Power (A)(B)	479	18	856
Other (B)(C)	122	(20)	36
PSEG Net Income	$1,574	$887	$1,679

PSEG Net Income Per Share (Diluted)	$3.10	$1.75	$3.30

(A)
Power’s results in 2017 and 2016 include after-tax expenses of $577 million and $396 million, respectively, related to the early retirement of its Hudson and Mercer coal/gas generation plants. See Item 8. Financial Statements and Supplementary Data—Note 3. Early Plant Retirements for additional information. Power’s results in 2015 include an after-tax insurance recovery for Superstorm Sandy of $102 million.

(B)
Results in 2017 include the non-cash net income benefit of $745 million, including $588 million related to Power and $147 million related to Energy Holdings, resulting from the remeasurement of deferred tax liabilities required due to the enactment of the Tax Act in December 2017.

(C)
Other includes after-tax activities at the parent company, PSEG LI and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded after-tax charges totaling $45 million and $92 million related to its investments in REMA’s leveraged leases in 2017 and 2016. See Item 8. Financial Statements and Supplementary Data—Note 7. Long-Term Investments and Note 8. Financing Receivables for further information.

Our results include the realized gains, losses and earnings on Power’s Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity. Realized gains and losses, interest and dividend income and other costs related to the NDT Fund are recorded in Other Income (Deductions), and impairments on certain NDT securities are recorded as Other-Than-Temporary Impairments. Interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO) is recorded in O&M Expense and the depreciation related to the ARO asset is recorded in D&A Expense.
Our results also include the after-tax impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with forward delivery dates.
The combined after-tax impact on Net Income for the years ended December 31, 2017, 2016 and 2015 include the changes related to NDT Fund and MTM activity shown in the chart below:

Years Ended December 31,	2017	2016	2015
	Millions, after tax
NDT Fund and Related Activity (A)	$62	$—	$8
Non-Trading MTM Gains (Losses) (B)	$(99)	$(100)	$93

(A)	Net of tax (expense) benefit of $(72) million, $(5) million and $(16) million for the years ended December 31, 2017, 2016 and 2015, respectively.

(B)	Net of tax (expense) benefit of $68 million, $68 million and $(65) million for the years ended December 31, 2017, 2016 and 2015, respectively.
The 2017 year-over-year increase in our Net Income was driven primarily by:

•	non-cash net income benefits related to new tax legislation (See Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes) at Power and Energy Holdings,

•	higher transmission revenues,

•	higher net NDT gains in 2017, and

•	lower charges related to investments in certain leveraged leases at Energy Holdings (See Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables).

These increases were partially offset by:

•	higher charges related to the early retirement of two coal/gas generation units at Power (See Item 8. Financial Statements and Supplementary Data—Note 3. Early Plant Retirements), and

•	lower volumes of energy sold at lower average realized sales prices under the BGS contracts and in the PJM and New England regions.
The 2016 year-over-year decrease in our Net Income was driven primarily by:

•	charges related to the early retirement of two coal/gas generation units at Power (See Item 8. Financial Statements and Supplementary Data—Note 3. Early Plant Retirements),

•	MTM losses in 2016 as compared to MTM gains in 2015,

•	lower volumes of energy sold at lower average realized sales prices,

•	lower capacity and operating reserve revenues in PJM,

•	higher 2016 congestion costs in PJM due primarily to realized gains on financial transmission rights (FTR) in PJM in the prior year due to extremely cold weather,

•	lower volumes of gas sold at lower average prices under the BGSS contract,

•	insurance recoveries received primarily by Power in 2015 related to Superstorm Sandy, and

•	an impairment related to investments in certain leveraged leases at Energy Holdings (See Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables).
These decreases were partially offset by:

•	lower generation costs driven by lower fuel costs, particularly for natural gas, and reduced generation output at Power,
•higher costs incurred at Power for planned outages in 2015,

•	higher transmission revenues, and

•	higher management fee revenues at PSEG LI pursuant to the OSA.

PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, PSE&G and Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 8. Financial Statements and Supplementary Data—Note 24. Related-Party Transactions.

				Increase / (Decrease)		Increase / (Decrease)
	Years Ended December 31,
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Millions			Millions	%	Millions	%
Operating Revenues	$9,084	$9,061	$10,415	$23	—	$(1,354)	(13)
Energy Costs	2,800	3,001	3,261	(201)	(7)	(260)	(8)
Operation and Maintenance	2,869	3,008	2,978	(139)	(5)	30	1
Depreciation and Amortization	1,986	1,476	1,214	510	35	262	22
Income from Equity Method Investments	14	11	12	3	27	(1)	(8)
Other Income (Deductions)	228	124	152	104	84	(28)	(18)
Other-Than-Temporary Impairments	12	28	53	(16)	(57)	(25)	(47)
Interest Expense	391	385	393	6	2	(8)	(2)
Income Tax (Benefit) Expense	(306)	411	1,001	(717)	(174)	(590)	(59)

The 2017, 2016 and 2015 amounts in the preceding table for Operating Revenues and O&M costs each include $438 million, $410 million and $375 million, respectively, for Servco. These amounts represent the O&M pass-through costs for the Long Island operations, the full reimbursement of which is reflected in Operating Revenues. See Item 8. Financial Statements and Supplementary Data—Note 4. Variable Interest Entity for further explanation. The Income Tax Benefit in 2017 includes the non-cash benefit resulting from the remeasurement of deferred tax liabilities required due to the enactment of the Tax Act in December 2017. The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.
PSE&G

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Millions			Millions	%	Millions	%
Operating Revenues	$6,234	$6,221	$6,636	$13	—	$(415)	(6)
Energy Costs	2,363	2,567	2,722	(204)	(8)	(155)	(6)
Operation and Maintenance	1,434	1,475	1,560	(41)	(3)	(85)	(5)
Depreciation and Amortization	685	565	892	120	21	(327)	(37)
Other Income (Deductions)	87	79	75	8	10	4	5
Interest Expense	303	289	280	14	5	9	3
Income Tax Expense	563	515	470	48	9	45	10

Year Ended December 31, 2017 as compared to 2016
Operating Revenues increased $13 million due to changes in delivery, clause, commodity and other operating revenues.
Delivery Revenues increased $166 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $152 million higher due to higher revenue requirements calculated through our transmission formula rate, primarily to recover required investments.

•
Gas distribution revenues increased $30 million due to a $16 million increase due to Energy Strong, $10 million from inclusion of the GSMP in base rates, $4 million in higher collections of GPRC and an increase of $2 million due to higher sales volumes. These increases were partially offset by lower Weather Normalization Clause (WNC) revenues of $2 million.

•
Electric distribution revenues decreased $16 million due primarily to a $28 million decrease in sales volume and $14 million in lower collections of GPRC, partially offset by a $26 million increase in Energy Strong revenues.

Clause Revenues increased $47 million due to the absence of the return in 2016 to customers of overcollections of Securitization Transition Charge (STC) revenues of $59 million and higher Margin Adjustment Clause (MAC) revenues of $4 million. These increases were partially offset by lower Societal Benefit Charges (SBC) of $17 million. The changes in STC, MAC and SBC amounts were entirely offset by the amortization of related costs (Regulatory Assets) in O&M, D&A and Interest Expense. PSE&G does not earn margin on STC, SBC, Solar Pilot Recovery Charges (SPRC) or MAC collections.
Commodity Revenues decreased $204 million due to lower Electric revenues partially offset by higher Gas revenues. This decrease is entirely offset with decreased Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues decreased $274 million due to $199 million in lower BGS revenues reflecting $109 million from lower sales volumes and $90 million from lower prices, $61 million in lower collections of Non-Utility Generation Charges (NGC) due primarily to lower prices and $14 million in lower revenues from the decreased sales volume of Non-Utility Generation (NUG) energy.

•	Gas revenues increased $70 million due to higher BGSS prices of $68 million and $2 million from higher sales volumes.
Operating Expenses
Energy Costs decreased $204 million. This is entirely offset by Commodity Revenues.
Operation and Maintenance decreased $41 million due to

•	a $28 million net reduction related to various clause mechanisms and GPRC expenditures,

•	a $15 million decrease in appliance service costs, and

•	a $7 million net decrease in pension and OPEB expenses, net of amounts capitalized,

•	partially offset by a $9 million net increase in other operating expenses.
Depreciation and Amortization increased $120 million due primarily to a $61 million net increase in amortization of Regulatory Assets, including the absence of the STC liability that ended in 2016, and an increase in depreciation of $59 million due to additional plant placed into service in 2017.
Other Income (Deductions) increased $8 million due primarily to a $7 million increase in Allowance for Funds Used During Construction (AFUDC).
Interest Expense increased $14 million primarily due to

•	$11 million due to net long-term debt issuances in 2016 and $9 million due to net long-term debt issuances in 2017, partially offset by

•	a decrease of $6 million due to clause-related interest for BGSS in 2016.
Income Tax Expense increased $48 million due primarily to higher pre-tax income.
Year Ended December 31, 2016 as compared to 2015
Operating Revenues decreased $415 million due to changes in delivery, clause, commodity and other operating revenues.
Delivery Revenues increased $191 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $223 million higher due to higher revenue requirements calculated through our transmission formula rate, primarily to recover required investments.

•	Electric distribution revenues decreased $27 million due primarily to $47 million in lower collections of GPRC, partially offset by an $18 million increase in Energy Strong revenues.

•
Gas distribution revenues decreased $5 million due to a decrease of $43 million due to lower sales volumes and $7 million in lower collections of GPRC. These decreases were partially offset by higher WNC revenues of $25 million due to warmer weather in 2016 compared to 2015 and $20 million due to the inclusion of Energy Strong in base rates.

Clause Revenues decreased $445 million due to lower STC revenues of $419 million, lower SBC of $33 million and lower SPRC of $8 million. These decreases were partially offset by higher MAC revenues of $15 million. The changes in STC, SBC, SPRC and MAC amounts were entirely offset by changes in the amortization of related costs (Regulatory Assets) in O&M, D&A and Interest Expense. PSE&G does not earn margin on STC, SBC, SPRC or MAC collections.
Commodity Revenues decreased $155 million due to lower Electric and Gas revenues. This is entirely offset with decreased Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues decreased $136 million due to $73 million in lower collections of NGC due primarily to lower prices, $42 million in lower revenues from the sale of NUG energy and $21 million in lower prices BGS revenues primarily due to lower sales volumes.

•	Gas revenues decreased $19 million due to $80 million from lower sales volumes, partially offset by higher BGSS prices of $61 million.
Operating Expenses
Energy Costs decreased $155 million. This is entirely offset by Commodity Revenues.
Operation and Maintenance decreased $85 million due to

•	a $98 million net reduction related to various clause mechanisms and GPRC, and

•	a $13 million decrease in pension and OPEB expenses, net of amounts capitalized,

•	partially offset by $10 million of insurance recovery proceeds in 2015,

•	a $10 million increase in vegetation management costs, and

•	a $6 million net increase due primarily to T&D corrective maintenance and appliance service costs.
Depreciation and Amortization decreased $327 million due primarily to a $396 million net decrease in amortization of Regulatory Assets, partially offset by an increase in depreciation of $65 million due to additional plant in service in 2016.
Interest Expense increased $9 million due to increases of

•	$14 million due to net debt issuances in 2015, and

•	$13 million due to net debt issuances in 2016,

•	partially offset by a decrease of $11 million due to the redemption of securitization debt in 2015, and

•	$7 million of higher interest related to BGSS in 2015.
Income Tax Expense increased $45 million due primarily to higher pre-tax income partially offset by changes in the reserve for uncertain tax positions and flow through items.

Power

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	Millions			Millions	%	Millions	%
Operating Revenues	$3,930	$4,023	$4,928	$(93)	(2)	$(905)	(18)
Energy Costs	1,983	1,986	2,150	(3)	N/A	(164)	(8)
Operation and Maintenance	1,038	1,143	1,057	(105)	(9)	86	8
Depreciation and Amortization	1,268	881	291	387	44	590	N/A
Income from Equity Method Investments	14	11	14	3	27	(3)	(21)
Other Income (Deductions)	157	45	97	112	N/A	(52)	(54)
Other-Than-Temporary Impairments	12	28	53	(16)	(57)	(25)	(47)
Interest Expense	50	84	121	(34)	(40)	(37)	(31)
Income Tax Expense (Benefit)	(729)	(61)	511	(668)	N/A	(572)	N/A

Year Ended December 31, 2017 as compared to 2016
Operating Revenues decreased $93 million due to changes in generation, gas supply and other operating revenues.
Generation Revenues decreased $204 million due primarily to

•	a decrease of $126 million in energy sales in the PJM and New England (NE) regions due primarily to lower average realized prices,

•	a decrease of $100 million in electricity sold under our BGS contracts due primarily to lower volumes coupled with lower prices,

•
a decrease of $24 million in revenue expected to be returned to ratepayers associated with excess federal income tax previously collected by Power’s subsidiary, PSEG New Haven LLC, due to the change in federal tax rates effective January 1, 2018,

•	a decrease of $18 million in operating reserves in the PJM region,

•	a charge of $10 million due to an increase in the FERC accrual related to the PJM bidding matter,

•
a decrease of $7 million due to higher MTM losses in 2017 as compared to 2016. Of this amount, $120 million was due to increased forward prices, partially offset by a decrease of $113 million due to lower gains on positions reclassified to realized upon settlement in 2017 as compared to 2016,

•	partially offset by a net increase of $53 million due primarily to higher volumes of electricity sold under wholesale load contracts in the PJM and NE regions,

•	a net increase of $18 million in capacity revenues in the PJM and NE regions due to increases in cleared capacity and capacity auction prices, and

•	an increase of $11 million due to higher sales related to new solar projects.
Gas Supply Revenues increased $110 million due primarily to

•
an increase of $67 million in sales under the BGSS contract, of which $40 million was due to higher average sales prices coupled with a $27 million increase in sales volumes due to periods of colder weather in the heating season,

•	a net increase of $24 million due to higher MTM gains in 2017 as compared to 2016, and

•	an increase of $19 million related to sales to third parties, of which $48 million was due to higher average sales prices, partially offset by $29 million of lower volumes sold.

Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $3 million due to
Generation costs decreased $69 million due primarily to

•	a net decrease of $83 million primarily due to lower congestion costs in PJM due to lower rates coupled with less volumes, partially offset by higher transmission charges due to higher rates,

•
a net decrease of $50 million due to charges associated with the announced early retirement of the Mercer and Hudson units in 2016, primarily related to lower coal inventory write-downs in 2017, partially offset by additional retirement costs incurred in 2017,

•
partially offset by higher fuel costs of $31 million reflecting higher average realized prices for natural gas coupled with the utilization of higher volumes of coal, partially offset by the utilization of lower volumes of gas,

•	an increase of $17 million due to MTM losses in 2017 as compared to MTM gains in 2016, and

•	a net increase of $16 million primarily due to an increase in the volume of energy purchases in the NE region to serve load obligations.
Gas costs increased $66 million due to

•
an increase of $50 million related to sales under the BGSS contract, of which $31 million was due to higher average gas costs, coupled with a $19 million increase in volumes sold due to periods of colder weather in the heating season, and

•	an increase of $16 million related to sales to third parties, of which $44 million was due to higher average gas costs, partially offset by a $28 million decrease in volumes sold.
Operation and Maintenance decreased $105 million due to

•	a $72 million decrease at our fossil plants, due primarily to the retirement of the Hudson and Mercer units and higher planned outage costs in 2016,

•	a $35 million net decrease related to our nuclear plants due primarily to lower labor-related expenses and outage costs,

•	an $8 million net decrease due to lower pension and OPEB costs,

•	partially offset by $5 million of costs related to new solar plants placed into service in 2017.
Depreciation and Amortization increased $387 million due primarily to

•	$346 million of higher depreciation for Hudson and Mercer, primarily due to the accelerated expense related to the early retirement of those units,

•	a $15 million increase due to the accelerated retirement date for the Bridgeport Harbor unit 3,

•	an $11 million increase due primarily to a higher nuclear asset base, and

•	$11 million of higher depreciation due to new solar projects.
Other Income (Deductions) increased $112 million due primarily to higher net realized gains from the NDT Fund in 2017.
Other-Than-Temporary Impairments decreased $16 million due to lower impairments of equity securities in the NDT Fund in 2017.
Interest Expense decreased $34 million due primarily to

•	a $24 million decrease due to higher interest capitalized for the construction of three new fossil stations: BH5, Sewaren 7 and Keys, and

•	a net $7 million decrease due to debt maturities in September 2016, partially offset by a debt issuance in June 2016.
Income Tax Expense decreased $668 million due primarily to the one-time benefit recorded as a result of the remeasurement of deferred tax balances required due to the enactment of the Tax Act in December 2017.

Year Ended December 31, 2016 as compared to 2015
Operating Revenues decreased $905 million due to changes in generation, gas supply and other operating revenues.
Generation Revenues decreased $714 million due primarily to

•
a decrease of $317 million due to MTM losses in 2016 as compared to MTM gains in 2015. Of this amount, $199 million was due to changes in forward power prices resulting in lower MTM gains in 2016 compared to 2015. Also contributing to the decrease was $118 million of higher gains on positions reclassified to realized upon settlement in 2016 compared to 2015,

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

•
partially offset by a net increase of $19 million due primarily to higher volumes of electricity sold under wholesale load contract in the PJM and NE regions, partially offset by lower average prices, and

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
Generation costs decreased $95 million due primarily to

•	lower fuel costs of $288 million reflecting lower average realized prices for natural gas and the utilization of lower volumes of fuel,

•	partially offset by a net increase of $143 million primarily due to realized gains on FTRs in PJM in 2015 due to extremely cold weather, and

•	a $62 million charge associated with the announced early retirement of the Mercer and Hudson units, primarily related to a coal inventory write-down.

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

•	a net decrease of $31 million related to our nuclear plants due primarily to lower planned outage costs at our 100%-owned Hope Creek plant and our 57%-owned Salem Unit 1 plant, and

•	an $8 million decrease due to lower pension and OPEB costs.

Depreciation and Amortization increased $590 million due primarily to

•	$555 million of accelerated depreciation due to the early retirement of the Hudson and Mercer units,

•	a $24 million increase due primarily to a higher nuclear asset base, and

•	$5 million of higher depreciation due to new solar projects
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
PSE&G’s sources of external liquidity include a $600 million multi-year revolving credit facility. PSE&G uses internally generated cash flow and its commercial paper program to meet seasonal, intra-month and temporary working capital needs. PSE&G does not engage in any intercompany borrowing or lending arrangements. PSE&G maintains back-up facilities in an amount sufficient to cover the commercial paper and letters of credit outstanding. PSE&G’s dividend payments to/capital contributions from PSEG are consistent with its capital structure objectives which have been established to maintain investment grade credit ratings. PSE&G’s long-term financing plan is designed to replace maturities, fund a portion of its capital program and manage short-term debt balances. Generally, PSE&G uses either secured medium-term notes or first mortgage bonds to raise long-term capital.
PSEG, Power, Energy Holdings, PSEG LI and Services participate in a corporate money pool, an aggregation of daily cash balances designed to efficiently manage their respective short-term liquidity needs. PSEG LI’s subsidiary, Long Island Electric Utility Servco, LLC (Servco), does not participate in the corporate money pool. Servco’s short-term liquidity needs are met through an account funded and owned by LIPA.
PSEG’s sources of external liquidity may include the issuance of long-term debt securities and the incurrence of additional indebtedness under credit facilities. Our current sources of external liquidity include multi-year revolving credit facilities totaling $1.5 billion. These facilities are available to back-stop PSEG’s commercial paper program, issue letters of credit and for general corporate purposes. These facilities may also be used to provide support to PSEG’s subsidiaries. PSEG’s credit facilities and the commercial paper program are available to support PSEG working capital needs or to temporarily fund growth opportunities in advance of obtaining permanent financing. PSEG also has a $700 million term loan credit agreement that is scheduled to expire in June 2019. From time to time, PSEG may make equity contributions or provide credit support to its subsidiaries.
Power’s sources of external liquidity include $2.1 billion of multi-year revolving credit facilities. Additionally, from time to time, Power maintains bilateral credit agreements designed to enhance its liquidity position. Credit capacity is primarily used to provide collateral in support of Power’s forward energy sale and forward fuel purchase contracts as the market prices for energy and fuel fluctuate, and to meet potential collateral postings in the event that Power is downgraded to below investment grade by S&P or Moody’s. Power’s dividend payments to PSEG are also designed to be consistent with its capital structure objectives which have been established to maintain investment grade credit ratings and provide sufficient financial flexibility. Generally, Power issues senior unsecured debt to raise long-term capital.
Operating Cash Flows
We expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund capital expenditures and shareholder dividend payments.
For the year ended December 31, 2017, our operating cash flow decreased by $50 million. For the year ended December 31, 2016, our operating cash flow decreased by $608 million. The net changes were primarily due to net tax payments at PSEG and its other subsidiaries in 2017 offset by net changes from our subsidiaries as discussed below.
PSE&G
PSE&G’s operating cash flow decreased $55 million from $1,894 million to $1,839 million for the year ended December 31, 2017, as compared to 2016, due primarily to lower tax refunds and a decrease of $50 million related to a change in regulatory deferrals. These amounts were partially offset by higher earnings and $30 million in decreased vendor payments.
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
Power
Power’s operating cash flow increased $71 million from $1,255 million to $1,326 million for the year ended December 31, 2017, as compared to 2016, primarily resulting from a decrease of $61 million in payments to counterparties, a $26 million increase from higher net collections of counterparty receivables, and higher earnings. These amounts were partially offset by higher tax payments and an increase in margin deposit requirements of $14 million.
Power’s operating cash flow decreased $451 million from $1,706 million to $1,255 million for the year ended December 31, 2016, as compared to 2015, primarily resulting from lower earnings, an increase in margin deposit requirements of $198 million, and a $134 million decrease from net collection of counterparty receivables, partially offset by a reduction in tax payments.
Short-Term Liquidity
We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements. Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of December 31, 2017 were as follows:

Company/Facility	As of December 31, 2017
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$556	$944
PSE&G	600	15	585
Power	2,100	151	1,949
Total	$4,200	$722	$3,478

As of December 31, 2017, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12-month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of Power’s credit rating certain of Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if Power were to lose its investment grade credit rating was approximately $848 million and $783 million as of December 31, 2017 and 2016, respectively. The early retirement of Power’s Hudson and Mercer coal/gas generation units did not have a material impact on Power’s debt covenant ratios or its ability to obtain credit facilities. See Item 8. Financial Statements and Supplementary Data—Note 3. Early Plant Retirements.

For additional information, see Item 8.Financial Statements and Supplementary Data—Note 14. Debt and Credit Facilities.
Long-Term Debt Financing
PSE&G has $400 million of 5.30% Medium Term Notes maturing in May 2018 and $350 million of 2.30% Medium Term Notes maturing in September 2018.
Power has $250 million of 2.45% Senior Notes maturing in November 2018.
For a discussion of our long-term debt transactions during 2017 and into 2018, see Item 8. Financial Statements and Supplementary Data—Note 14. Debt and Credit Facilities.
Debt Covenants
Our credit agreements contain maximum debt to equity ratios and other restrictive covenants and conditions to borrowing. We are currently in compliance with all of our debt covenants. Continued compliance with applicable financial covenants will depend upon our future financial position, level of earnings and cash flows, as to which no assurances can be given.
In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of December 31, 2017, PSE&G’s Mortgage coverage ratio was 5.2 to 1 and the Mortgage would permit up to approximately $6.9 billion aggregate principal amount of new Mortgage Bonds to be issued against additions and improvements to its property.
Default Provisions
Our bank credit agreements and indentures contain various, customary default provisions that could result in the potential acceleration of indebtedness under the defaulting company’s agreement.
In particular, PSEG’s bank credit agreements contain provisions under which certain events, including an acceleration of material indebtedness under PSE&G’s and Power’s respective financing agreements, a failure by PSE&G or Power to satisfy certain final judgments and certain bankruptcy events by PSE&G or Power, that would constitute an event of default under the PSEG bank credit agreements. Under the PSEG bank credit agreements, it would also be an event of default if either PSE&G or Power ceases to be wholly owned by PSEG. The PSE&G and Power bank credit agreements include similar default provisions; however, such provisions only relate to the respective borrower under such agreement and its subsidiaries and do not contain cross default provisions to each other. The PSE&G and Power bank credit agreements do not include cross default provisions relating to PSEG.
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

Common Stock Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2017	2016	2015
Per Share	$1.72	$1.64	$1.56
in Millions	$870	$830	$789

On February 20, 2018, our Board of Directors approved a $0.45 per share of common stock dividend for the first quarter of 2018. This reflects an indicative annual dividend rate of $1.80 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 8. Financial Statements and Supplementary Data—Note16. Earnings Per Share (EPS) and Dividends.
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
In April 2017, S&P published updated research and affirmed the ratings and outlooks on PSEG and PSE&G. In June 2017, S&P published updated research on Power and the rating and outlook remained unchanged. In July 2017, Moody’s upgraded PSEG’s senior unsecured rating to Baa1 from Baa2 and revised its outlook to Stable from Positive. Also in July, Moody’s affirmed the ratings at PSE&G and Power.

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
Other Comprehensive Income
For the year ended December 31, 2017, we had Other Comprehensive Income of $34 million on a consolidated basis. Other Comprehensive Income was due primarily to a $44 million increase in net unrealized gains related to Available-for-Sale Securities, partially offset by a decrease of $8 million in our consolidated liability for pension and postretirement benefits and $2 million of unrealized losses on derivative contracts accounted for as hedges. See Item 8. Financial Statements and Supplementary Data—Note 21. Accumulated Other Comprehensive Income (Loss), Net of Tax for additional information.

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

	2018	2019	2020
		Millions
PSE&G:
Transmission	$1,235	$1,290	$1,280
Distribution	1,015	715	705
Energy Strong	35	—	—
Gas System Modernization Program	300	40	—
Solar/Energy Efficiency	85	75	55
Total PSE&G	$2,670	$2,120	$2,040
Power:
Baseline	$170	$165	$165
Fossil Growth Opportunities	445	65	10
Other	30	30	20
Total Power	$645	$260	$195
Other	$40	$30	$20
Total PSEG	$3,355	$2,410	$2,255

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

In November 2017, the BPU issued an order approving PSE&G’s net investment of $100 million to rebuild New Jersey Transit’s Mason electric distribution substation and related facilities in Kearny, New Jersey. This project is expected to be completed in December 2021.

In July 2017, PSE&G filed a petition with the BPU requesting approval of the $2.7 billion next phase of the Gas System Modernization Program (GSMP II) and associated cost recovery mechanism. The GSMP II program will enable PSE&G to continue to accelerate the replacement of its aging cast-iron and unprotected steel gas pipes. This matter is currently pending before the BPU and is not included in the PSE&G’s projected capital expenditures above.

In 2017, PSE&G made $2,919 million of capital expenditures, primarily for transmission and distribution system reliability. This does not include expenditures for cost of removal, net of salvage, of $107 million, which are included in operating cash flows.
Power
Power’s projected expenditures for the various items listed above are primarily comprised of the following:

•	Baseline—investments to replace major parts and enhance operational performance.

•	Fossil Growth Opportunities—investments associated with new construction, including Keys, Sewaren 7 and BH5, and with upgrades to increase efficiency and output at combined cycle plants.

•	Other—includes investments made in response to environmental, regulatory and legal mandates and other capital projects.
In 2017, Power made $1,040 million of capital expenditures, excluding $191 million for nuclear fuel, primarily related to various projects at Fossil, Solar and Nuclear.
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

	Total Amount Committed	Less Than 1 Year	2 - 3 Years	4- 5 Years	Over 5 Years
	Millions
Contractual Cash Obligations
Long-Term Recourse Debt Maturities
PSEG	$2,100	$—	$1,100	$1,000	$—
PSE&G	8,658	750	759	434	6,715
Power	2,400	250	450	950	750
Interest on Recourse Debt
PSEG	157	49	65	43	—
PSE&G	5,186	313	578	525	3,770
Power	821	113	202	129	377
Capital Lease Obligations
Power	2	1	1	—	—
Operating Leases
PSE&G	113	16	17	15	65
Power	58	5	9	6	38
Services	194	14	30	30	120
Other	6	1	2	2	1
Energy-Related Purchase Commitments
Power	2,670	730	938	468	534
Total Contractual Cash Obligations	$22,365	$2,242	$4,151	$3,602	$12,370

Liability Payments for Uncertain Tax Positions
PSEG	$69	$69	$—	$—	$—
PSE&G	35	35	—	—	—
Power	30	30	—	—	—

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

Assumption	2017	2016	2015
Discount Rate	3.73%	4.29%	4.54%
Expected Rate of Return on Plan Assets	7.80%	8.00%	8.00%

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
Based on the above assumptions, we have estimated a net periodic pension credit in 2018 of approximately $(36) million, or $(87) million, net of amounts capitalized.
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
Effect if Different Assumptions Used: As part of the business planning process, we have modeled future costs assuming a 7.80% expected rate of return and a 3.73% discount rate for 2018. Actual future pension expense/income and funding levels will depend on future investment performance, changes in discount rates, market conditions, funding levels relative to our projected benefit obligation and accumulated benefit obligation and various other factors related to the populations participating in the pension plans.
The following chart reflects the sensitivities associated with a change in certain assumptions. The effects of the assumption changes shown below solely reflect the impact of that specific assumption.

	% Change	Impact on Pension Benefit Obligation as of December 31, 2017	Increase to Pension Expense in 2018	Increase to Pension Expense, net of Amounts Capitalized in 2018
Assumption		Millions
Discount Rate	(1)%	$866	$46	$36
Expected Rate of Return on Plan Assets	(1)%	N/A	$57	$57

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
Assumptions and Approach Used: Residual values are the estimated values of the leased assets at the end of the respective lease per the original lease terms, net of any subsequent impairments. The estimated values are calculated by discounting the cash flows related to the leased assets after the lease term. For the merchant power plants, the estimated discounted cash flows are dependent upon various assumptions, including:

•	estimated forward power and capacity prices in the years after the lease,

•	related prices of fuel for the plants,

•	dispatch rates for the plants,

•	future capital expenditures required to maintain the plants,

•	future operation and maintenance expenses,

•	discount rates, and

•	the current estimated economic viability of the plants after the end of the base lease term.
A review of the residual valuations is performed at least annually for each plant subject to lease using specific assumptions tailored to each plant. Those valuations are compared to the recorded residual values to determine if an impairment is warranted.
Effect if Different Assumptions Used: A significant change to the assumptions, such as a large decrease in near-term power prices that affects the market’s view of long-term power prices, could result in an impairment of one or more of the residual values, but not necessarily to all of the residual values. However, if, because of changes in assumptions, all the residual values related to the merchant energy plants were deemed to be zero, we would recognize an after-tax charge to income of approximately $78 million.
Asset Retirement Obligations (ARO)
PSE&G, Power and Services recognize liabilities for the expected cost of retiring long-lived assets for which a legal obligation exists. These AROs are recorded at fair value in the period in which they are incurred and are capitalized as part of the carrying amount of the related long-lived assets. PSE&G, as a rate-regulated entity, recognizes regulatory assets or liabilities as a result of timing differences between the recording of costs and costs recovered through the rate-making process. We accrete the ARO liability to reflect the passage of time with the corresponding expense recorded in Operation and Maintenance.
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
Nuclear Decommissioning AROs
AROs related to the future decommissioning of Power’s nuclear facilities comprised 93% of Power’s total AROs as of December 31, 2017. Power determines its AROs for its nuclear units by assigning probability weighting to various discounted cash flow outcomes for each of its nuclear units that incorporate the assumptions above as well as:

•	financial feasibility and impacts on potential early shutdown,

•	license renewals,

•	safe storage for a period of time after retirement, and

•	recovery from the federal government of costs incurred for spent nuclear fuel.
Effect if Different Assumptions Used: Changes in the assumptions could result in a material change in the ARO balance sheet obligation and the period over which we accrete to the ultimate liability. For example, a decrease of 1% in the discount rate would result in a $120 million increase in the Nuclear ARO as of December 31, 2017. An increase of 1% in the inflation rate would result in a $324 million increase in the Nuclear ARO as of December 31, 2017. Also, if we did not assume that we would recover from the federal government the costs incurred for spent nuclear fuel, the Nuclear ARO would increase by $550 million at December 31, 2017. If Power were to increase its early shutdown probability to 100% and retire Salem and Hope Creek in 2021 (when the current capacity obligations for Salem and Hope Creek expire), which is significantly earlier than the end of their current license periods, the Nuclear ARO would increase by $428 million.
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

	MTM VaR
	Millions
Years Ended December 31,	2017	2016

95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$39	$26
Average for the Period	$10	$16
High	$39	$32
Low	$5	$10

99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$60	$40
Average for the Period	$15	$25
High	$60	$51
Low	$8	$16

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
As of December 31, 2017, a hypothetical 10% increase in market interest rates would result in

•	$1 million of additional annual interest costs related to both the current and long-term portion of long-term debt, and

•	a $370 million decrease in the fair value of debt, including a $16 million decrease at PSEG, a $309 million decrease at PSE&G and a $45 million decrease at Power.

Debt and Equity Securities
We have $6.3 billion of assets in a trust for our pension and OPEB plans. Although fluctuations in market prices of securities within this portfolio do not directly affect our earnings in the current period, changes in the value of these investments could affect

•	our future contributions to these plans,

•	our financial position if our accumulated benefit obligation under our pension plans exceeds the fair value of the pension trust funds, and

•	future earnings, as we could be required to adjust pension expense and the assumed rate of return.
The NDT Fund is comprised primarily of fixed income and equity securities. As of December 31, 2017, the portfolio included $1.1 billion of equity securities and $986 million in fixed income securities. The fair market value of the assets in the NDT Fund will fluctuate primarily depending upon the performance of equity markets. As of December 31, 2017, a hypothetical 10% change in the equity market would impact the value of the equity securities in the NDT Fund by approximately $106 million.
We use duration to measure the interest rate sensitivity of the fixed income portfolio. Duration is a summary statistic of the effective average maturity of the fixed income portfolio. The benchmark for the fixed income component of the NDT Fund currently has a duration of 5.98 years and a yield of 2.72%. The portfolio’s value will appreciate or depreciate by the duration with a 1% change in interest rates. As of December 31, 2017, a hypothetical 1% increase in interest rates would result in a decline in the market value for the fixed income portfolio of approximately $59 million.
Credit Risk
See Item 8. Financial Statements and Supplementary Data—Note 16. Financial Risk Management Activities for a discussion of credit risk and a discussion about Power’s and PSE&G’s credit risk.
Energy Holdings has credit risk related to its investments in leases, which totaled $85 million, net of deferred taxes of $480 million, as of December 31, 2017. These leveraged leases are concentrated in the U.S. energy industry. See Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables for counterparties’ credit ratings and other information. The credit exposure to the lessees is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease. Some of the leasing transactions include covenants that restrict the flow of dividends from the lessee to its parent, over-collateralization of the lessee with non-leased assets, and historical and forward cash flow coverage tests that prohibit discretionary capital expenditures and dividend payments to the parent/lessee if stated minimum coverages are not met. These covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a temporary market downturn or degradation in operating performance of the leased assets.
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
Newark, New Jersey
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Enterprise Group Incorporated and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 26, 2018

We have served as the Company's auditor since 1934.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Sole Stockholder of
Public Service Electric and Gas Company
Newark, New Jersey

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Electric and Gas Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 26, 2018

We have served as the Company's auditor since 1934.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Sole Member of
PSEG Power LLC
Newark, New Jersey

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PSEG Power LLC and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, member’s equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(c) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 26, 2018

We have served as the Company's auditor since 2000.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data

	Years Ended December 31,
	2017	2016	2015
OPERATING REVENUES	$9,084	$9,061	$10,415
OPERATING EXPENSES
Energy Costs	2,800	3,001	3,261
Operation and Maintenance	2,869	3,008	2,978
Depreciation and Amortization	1,986	1,476	1,214
Total Operating Expenses	7,655	7,485	7,453
OPERATING INCOME	1,429	1,576	2,962
Income from Equity Method Investments	14	11	12
Other Income	319	191	254
Other Deductions	(91)	(67)	(102)
Other-Than-Temporary Impairments	(12)	(28)	(53)
Interest Expense	(391)	(385)	(393)
INCOME BEFORE INCOME TAXES	1,268	1,298	2,680
Income Tax Benefit (Expense)	306	(411)	(1,001)
NET INCOME	$1,574	$887	$1,679
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	505	505	505
DILUTED	507	508	508
NET INCOME PER SHARE:
BASIC	$3.12	$1.76	$3.32
DILUTED	$3.10	$1.75	$3.30

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions

	Years Ended December 31,
	2017	2016	2015
NET INCOME	$1,574	$887	$1,679
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(37), $(41) and $34 for the years ended 2017, 2016 and 2015, respectively	44	42	(27)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $1, $(1), and $7 for the years ended 2017, 2016 and 2015, respectively	(2)	2	(10)
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(4), $8 and $(18) for the years ended 2017, 2016 and 2015, respectively	(8)	(12)	25
Other Comprehensive Income (Loss), net of tax	34	32	(12)
COMPREHENSIVE INCOME	$1,608	$919	$1,667

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$313	$423
Accounts Receivable, net of allowances of $59 in 2017 and $68 in 2016	1,348	1,161
Tax Receivable	127	78
Unbilled Revenues	296	260
Fuel	289	326
Materials and Supplies, net	577	561
Prepayments	118	76
Derivative Contracts	29	163
Regulatory Assets	211	199
Other	4	7
Total Current Assets	3,312	3,254
PROPERTY, PLANT AND EQUIPMENT	41,231	39,337
Less: Accumulated Depreciation and Amortization	(9,434)	(10,051)
Net Property, Plant and Equipment	31,797	29,286
NONCURRENT ASSETS
Regulatory Assets	3,222	3,319
Long-Term Investments	932	1,050
Nuclear Decommissioning Trust (NDT) Fund	2,133	1,859
Long-Term Tax Receivable	—	104
Long-Term Receivable of VIEs	686	589
Other Special Funds	231	217
Goodwill	16	16
Other Intangibles	114	98
Derivative Contracts	7	24
Other	266	254
Total Noncurrent Assets	7,607	7,530
TOTAL ASSETS	$42,716	$40,070

 See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2017	2016
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,000	$500
Commercial Paper and Loans	542	388
Accounts Payable	1,694	1,459
Derivative Contracts	16	13
Accrued Interest	103	97
Accrued Taxes	48	31
Clean Energy Program	128	142
Obligation to Return Cash Collateral	129	132
Regulatory Liabilities	47	88
Other	461	426
Total Current Liabilities	4,168	3,276
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,240	8,658
Regulatory Liabilities	2,948	118
Asset Retirement Obligations	1,024	726
Other Postretirement Benefit (OPEB) Costs	1,455	1,324
OPEB Costs of Servco	542	452
Accrued Pension Costs	537	568
Accrued Pension Costs of Servco	129	128
Environmental Costs	357	401
Derivative Contracts	5	3
Long-Term Accrued Taxes	175	180
Other	221	211
Total Noncurrent Liabilities	12,633	12,769
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)
CAPITALIZATION
LONG-TERM DEBT	12,068	10,895
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2017 and 2016— 534 shares	4,961	4,936
Treasury Stock, at cost, 2017 and 2016—29 shares	(763)	(717)
Retained Earnings	9,878	9,174
Accumulated Other Comprehensive Loss	(229)	(263)
Total Stockholders’ Equity	13,847	13,130
Total Capitalization	25,915	24,025
TOTAL LIABILITIES AND CAPITALIZATION	$42,716	$40,070

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,574	$887	$1,679
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,986	1,476	1,214
Amortization of Nuclear Fuel	199	203	213
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	103	109	104
Impairment Costs for Early Plant Retirements	—	102	—
Provision for Deferred Income Taxes (Other than Leases) and ITC	(167)	474	685
Non-Cash Employee Benefit Plan Costs	89	127	161
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(159)	(6)	26
Net (Gain) Loss on Lease Investments	48	92	—
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	188	183	(143)
Net Change in Regulatory Assets and Liabilities	(188)	(138)	(48)
Cost of Removal	(107)	(131)	(120)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(156)	(26)	(38)
Net Change in Certain Current Assets and Liabilities
Tax Receivable	65	303	(94)
Accrued Taxes	16	3	(91)
Margin Deposit	(90)	(76)	122
Other Current Assets and Liabilities	(70)	(180)	288
Employee Benefit Plan Funding and Related Payments	(81)	(103)	(109)
Other	11	12	70
Net Cash Provided By (Used In) Operating Activities	3,261	3,311	3,919
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(4,190)	(4,199)	(3,863)
Purchase of Emissions Allowances and RECs	(117)	(99)	(106)
Proceeds from Sales of Available-for-Sale Securities	2,319	824	1,501
Investments in Available-for-Sale Securities	(2,340)	(856)	(1,552)
Other	72	82	78
Net Cash Provided By (Used In) Investing Activities	(4,256)	(4,248)	(3,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	154	24	364
Issuance of Long-Term Debt	2,175	2,675	1,350
Redemption of Long-Term Debt	(500)	(824)	(600)
Redemption of Securitization Debt	—	—	(259)
Cash Dividends Paid on Common Stock	(870)	(830)	(789)
Other	(74)	(79)	(51)
Net Cash Provided By (Used In) Financing Activities	885	966	15
Net Increase (Decrease) in Cash and Cash Equivalents	(110)	29	(8)
Cash and Cash Equivalents at Beginning of Period	423	394	402
Cash and Cash Equivalents at End of Period	$313	$423	$394
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(8)	$(245)	$447
Interest Paid, Net of Amounts Capitalized	$377	$365	$381
Accrued Property, Plant and Equipment Expenditures	$722	$664	$510

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
	Shs.	Amount	Shs.	Amount				Total
Balance as of January 1, 2015	534	$4,876	(28)	$(635)	$8,227	$(283)	$1	$12,186
Net Income	—	—	—	—	1,679	—	—	1,679
Other Comprehensive Income (Loss), net of tax (expense) benefit of $23	—	—	—	—	—	(12)	—	(12)
Comprehensive Income								1,667
Cash Dividends on Common Stock	—	—	—	—	(789)	—	—	(789)
Other	—	39	—	(36)	—	—	—	3
Balance as of December 31, 2015	534	$4,915	(28)	$(671)	$9,117	$(295)	$1	$13,067
Net Income	—	—	—	—	887	—	—	887
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(34)	—	—	—	—	—	32	—	32
Comprehensive Income								919
Cash Dividends on Common Stock	—	—	—	—	(830)	—	—	(830)
Other	—	21	(1)	(46)	—	—	(1)	(26)
Balance as of December 31, 2016	534	$4,936	(29)	$(717)	$9,174	$(263)	$—	$13,130
Net Income	—	—	—	—	1,574	—	—	1,574
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(40)	—	—	—	—	—	34	—	34
Comprehensive Income								1,608
Cash Dividends on Common Stock	—	—	—	—	(870)	—	—	(870)
Other	—	25	—	(46)	—	—	—	(21)
Balance as of December 31, 2017	534	$4,961	(29)	$(763)	$9,878	$(229)	$—	$13,847

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions

	Years Ended December 31,
	2017	2016	2015
OPERATING REVENUES	$6,234	$6,221	$6,636
OPERATING EXPENSES
Energy Costs	2,363	2,567	2,722
Operation and Maintenance	1,434	1,475	1,560
Depreciation and Amortization	685	565	892
Total Operating Expenses	4,482	4,607	5,174
OPERATING INCOME	1,752	1,614	1,462
Other Income	92	83	79
Other Deductions	(5)	(4)	(4)
Interest Expense	(303)	(289)	(280)
INCOME BEFORE INCOME TAXES	1,536	1,404	1,257
Income Tax Expense	(563)	(515)	(470)
NET INCOME	$973	$889	$787

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions

	Years Ended December 31,
	2017	2016	2015
NET INCOME	$973	$889	$787
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0 and $0 for the years ended 2017, 2016 and 2015, respectively	(1)	—	(1)
COMPREHENSIVE INCOME	$972	$889	$786

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$242	$390
Accounts Receivable, net of allowances of $59 in 2017 and $68 in 2016	882	810
Accounts Receivable—Affiliated Companies	—	76
Unbilled Revenues	296	260
Materials and Supplies	197	180
Prepayments	44	9
Regulatory Assets	211	199
Other	4	6
Total Current Assets	1,876	1,930
PROPERTY, PLANT AND EQUIPMENT	29,117	26,347
Less: Accumulated Depreciation and Amortization	(6,101)	(5,760)
Net Property, Plant and Equipment	23,016	20,587
NONCURRENT ASSETS
Regulatory Assets	3,222	3,319
Long-Term Investments	280	299
Other Special Funds	46	43
Other	114	110
Total Noncurrent Assets	3,662	3,771
TOTAL ASSETS	$28,554	$26,288

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2017	2016
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$750	$—
Accounts Payable	728	718
Accounts Payable—Affiliated Companies	340	260
Accrued Interest	78	76
Clean Energy Program	128	142
Derivative Contracts	—	5
Obligation to Return Cash Collateral	129	132
Regulatory Liabilities	47	88
Other	311	296
Total Current Liabilities	2,511	1,717
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	3,391	5,873
OPEB Costs	1,103	1,009
Accrued Pension Costs	226	250
Regulatory Liabilities	2,948	118
Environmental Costs	283	332
Asset Retirement Obligations	212	213
Long-Term Accrued Taxes	91	130
Other	114	116
Total Noncurrent Liabilities	8,368	8,041
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)
CAPITALIZATION
LONG-TERM DEBT	7,841	7,818
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2017 and 2016—132 shares	892	892
Contributed Capital	1,095	945
Basis Adjustment	986	986
Retained Earnings	6,861	5,888
Accumulated Other Comprehensive Income	—	1
Total Stockholder’s Equity	9,834	8,712
Total Capitalization	17,675	16,530
TOTAL LIABILITIES AND CAPITALIZATION	$28,554	$26,288

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$973	$889	$787
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	685	565	892
Provision for Deferred Income Taxes and ITC	616	658	386
Non-Cash Employee Benefit Plan Costs	50	72	95
Cost of Removal	(107)	(131)	(120)
Net Change in Other Regulatory Assets and Liabilities	(188)	(138)	(48)
Net Change in Certain Current Assets and Liabilities
Accounts Receivable and Unbilled Revenues	(106)	(84)	165
Materials and Supplies	(13)	(7)	(15)
Prepayments	(35)	22	11
Accounts Payable	1	(29)	45
Accounts Receivable/Payable—Affiliated Companies, net	101	199	—
Other Current Assets and Liabilities	17	8	(29)
Employee Benefit Plan Funding and Related Payments	(68)	(82)	(91)
Other	(87)	(48)	47
Net Cash Provided By (Used In) Operating Activities	1,839	1,894	2,125
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,919)	(2,816)	(2,692)
Proceeds from Sales of Available-for-Sale Securities	36	22	21
Investments in Available-for-Sale Securities	(37)	(24)	(22)
Solar Loan Investments	7	14	11
Other	10	15	11
Net Cash Provided By (Used In) Investing Activities	(2,903)	(2,789)	(2,671)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	—	(153)	153
Issuance of Long-Term Debt	775	1,275	850
Redemption of Long-Term Debt	—	(271)	(300)
Redemption of Securitization Debt	—	—	(259)
Contributed Capital	150	250	—
Other	(9)	(14)	(10)
Net Cash Provided By (Used In) Financing Activities	916	1,087	434
Net Increase (Decrease) in Cash and Cash Equivalents	(148)	192	(112)
Cash and Cash Equivalents at Beginning of Period	390	198	310
Cash and Cash Equivalents at End of Period	$242	$390	$198
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(104)	$(295)	$(28)
Interest Paid, Net of Amounts Capitalized	$294	$273	$261
Accrued Property, Plant and Equipment Expenditures	$429	$420	$396

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
Millions

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2015	$892	$695	$986	$4,212	$2	$6,787
Net Income	—	—	—	787	—	787
Other Comprehensive Income, net of tax (expense) benefit of $0	—	—	—	—	(1)	(1)
Comprehensive Income						786
Balance as of December 31, 2015	$892	$695	$986	$4,999	$1	$7,573
Net Income	—	—	—	889	—	889
Other Comprehensive Income, net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						889
Contributed Capital		250	—	—	—	250
Balance as of December 31, 2016	$892	$945	$986	$5,888	$1	$8,712
Net Income	—	—	—	973	—	973
Other Comprehensive Income, net of tax (expense) benefit of $0	—	—	—	—	(1)	(1)
Comprehensive Income						972
Contributed Capital	—	150	—	—	—	150
Balance as of December 31, 2017	$892	$1,095	$986	$6,861	$—	$9,834

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions

	Years Ended December 31,
	2017	2016	2015
OPERATING REVENUES	$3,930	$4,023	$4,928
OPERATING EXPENSES
Energy Costs	1,983	1,986	2,150
Operation and Maintenance	1,038	1,143	1,057
Depreciation and Amortization	1,268	881	291
Total Operating Expenses	4,289	4,010	3,498
OPERATING INCOME (LOSS)	(359)	13	1,430
Income from Equity Method Investments	14	11	14
Other Income	213	102	169
Other Deductions	(56)	(57)	(72)
Other-Than-Temporary Impairments	(12)	(28)	(53)
Interest Expense	(50)	(84)	(121)
INCOME (LOSS) BEFORE INCOME TAXES	(250)	(43)	1,367
Income Tax Benefit (Expense)	729	61	(511)
NET INCOME	$479	$18	$856

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions

	Years Ended December 31,
	2017	2016	2015
NET INCOME	$479	$18	$856
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(39), $(41) and $32 for the years ended 2017, 2016 and 2015, respectively	46	42	(25)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $0 and $7 for the years ended 2017, 2016 and 2015, respectively	—	—	(11)
Pension/OPEB adjustment, net of tax (expense) benefit of $(3), $9 and $(16) for the years ended 2017, 2016 and 2015, respectively	(7)	(13)	24
Other Comprehensive Income (Loss), net of tax	39	29	(12)
COMPREHENSIVE INCOME	$518	$47	$844

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$32	$11
Accounts Receivable	380	276
Accounts Receivable—Affiliated Companies	221	205
Short-Term Loan to Affiliate	—	87
Fuel	289	326
Materials and Supplies, net	376	381
Derivative Contracts	29	162
Prepayments	11	10
Other	3	2
Total Current Assets	1,341	1,460
PROPERTY, PLANT AND EQUIPMENT	11,755	12,655
Less: Accumulated Depreciation and Amortization	(3,159)	(4,135)
Net Property, Plant and Equipment	8,596	8,520
NONCURRENT ASSETS
NDT Fund	2,133	1,859
Long-Term Investments	87	102
Goodwill	16	16
Other Intangibles	114	98
Other Special Funds	57	53
Derivative Contracts	7	24
Other	67	61
Total Noncurrent Assets	2,481	2,213
TOTAL ASSETS	$12,418	$12,193

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2017	2016
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$250	$—
Accounts Payable	712	539
Accounts Payable—Affiliated Companies	57	25
Short-Term Loan from Affiliate	281	—
Derivative Contracts	16	8
Accrued Interest	20	20
Other	99	88
Total Current Liabilities	1,435	680
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,406	2,170
Asset Retirement Obligations	810	511
OPEB Costs	283	251
Derivative Contracts	5	3
Accrued Pension Costs	184	191
Long-Term Accrued Taxes	52	77
Other	140	129
Total Noncurrent Liabilities	2,880	3,332
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)
LONG-TERM DEBT	2,136	2,382
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	4,911	4,782
Accumulated Other Comprehensive Loss	(172)	(211)
Total Member’s Equity	5,967	5,799
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,418	$12,193

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$479	$18	$856
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,268	881	291
Amortization of Nuclear Fuel	199	203	213
Provision for Deferred Income Taxes and ITC	(807)	(208)	261
Interest Accretion on Asset Retirement Obligation	30	26	26
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	188	183	(143)
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	103	109	104
Impairment Costs for Early Plant Retirements	—	102	—
Non-Cash Employee Benefit Plan Costs	28	39	48
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(156)	(26)	(38)
Net Change in Certain Current Assets and Liabilities
Fuel, Materials and Supplies	42	31	62
Margin Deposit	(90)	(76)	122
Accounts Receivable	(45)	(71)	63
Accounts Payable	39	(22)	(46)
Accounts Receivable/Payable—Affiliated Companies, net	(2)	6	(84)
Other Current Assets and Liabilities	10	10	(36)
Employee Benefit Plan Funding and Related Payments	(7)	(13)	(11)
Other	47	63	18
Net Cash Provided By (Used In) Operating Activities	1,326	1,255	1,706
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,231)	(1,343)	(1,117)
Purchase of Emissions Allowances and RECs	(117)	(99)	(106)
Proceeds from Sales of Available-for-Sale Securities	2,182	739	1,422
Investments in Available-for-Sale Securities	(2,199)	(766)	(1,455)
Short-Term Loan—Affiliated Company	87	276	221
Other	46	46	34
Net Cash Provided By (Used In) Investing Activities	(1,232)	(1,147)	(1,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	—	700	—
Cash Dividend Paid	(350)	(250)	(400)
Redemption of Long-Term Debt	—	(553)	(300)
Short-Term Loan—Affiliated Company	281	—	—
Other	(4)	(6)	(2)
Net Cash Provided By (Used In) Financing Activities	(73)	(109)	(702)
Net Increase (Decrease) in Cash and Cash Equivalents	21	(1)	3
Cash and Cash Equivalents at Beginning of Period	11	12	9
Cash and Cash Equivalents at End of Period	$32	$11	$12
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$77	$50	$393
Interest Paid, Net of Amounts Capitalized	$48	$81	$116
Accrued Property, Plant and Equipment Expenditures	$293	$244	$114

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2015	$2,214	$(986)	$4,558	$(228)	$5,558
Net Income	—	—	856	—	856
Other Comprehensive Income (Loss), net of tax (expense) benefit of $23	—	—	—	(12)	(12)
Comprehensive Income					844
Cash Dividends Paid	—	—	(400)	—	(400)
Balance as of December 31, 2015	$2,214	$(986)	$5,014	$(240)	$6,002
Net Income	—	—	18	—	18
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(32)	—	—	—	29	29
Comprehensive Income					47
Cash Dividends Paid	—	—	(250)	—	(250)
Balance as of December 31, 2016	$2,214	$(986)	$4,782	$(211)	$5,799
Net Income	—	—	479	—	479
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(42)	—	—	—	39	39
Comprehensive Income					518
Cash Dividends Paid	—	—	(350)	—	(350)
Balance as of December 31, 2017	$2,214	$(986)	$4,911	$(172)	$5,967

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

•
Public Service Electric and Gas Company (PSE&G)—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in solar generation projects and energy efficiency and related programs in New Jersey, which are regulated by the BPU.

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

PSEG’s other direct wholly owned subsidiaries are: PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) transmission and distribution (T&D) system under an Operations Services Agreement (OSA); PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily has investments in leveraged leases; and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Annual Reports on Form 10-K and in accordance with accounting guidance generally accepted in the United States (GAAP).
Significant Accounting Policies
Principles of Consolidation
Each company consolidates those entities in which it has a controlling interest or is the primary beneficiary. See Note 4. Variable Interest Entity. Entities over which the companies exhibit significant influence, but do not have a controlling interest and/or are not the primary beneficiary, are accounted for under the equity method of accounting. For investments in which significant influence does not exist and the investor is not the primary beneficiary, the cost method of accounting is applied. All significant intercompany accounts and transactions are eliminated in consolidation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Determining whether a contract qualifies as a derivative requires that management exercise significant judgment, including assessing the contract’s market liquidity. PSEG has determined that contracts to purchase and sell certain products do not meet the definition of a derivative under the current authoritative guidance since they do not provide for net settlement, or the markets are not sufficiently liquid to conclude that physical forward contracts are readily convertible to cash.
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
Certain offsetting derivative assets and liabilities are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, these positions are offset on the Consolidated Balance Sheets of Power and PSEG.
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
PSEG LI is the primary beneficiary of Long Island Electric Utility Servco, LLC (Servco). For transactions in which Servco acts as principal, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operations and Maintenance (O&M) Expense, respectively. See Note 4. Variable Interest Entity for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of Energy Holdings' revenues relate to its investments in leveraged leases. Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding net investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Any gains or losses incurred as a result of a lease termination are recorded as revenues as these events occur in the ordinary course of business of managing the investment portfolio.
Depreciation and Amortization
PSE&G calculates depreciation under the straight-line method based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU or FERC. The depreciation rate stated as a percentage of original cost of depreciable property was as follows:

	2017	2016	2015
	Avg Rate	Avg Rate	Avg Rate
Electric Transmission	2.41%	2.39%	2.42%
Electric Distribution	2.51%	2.49%	2.50%
Gas Distribution	1.63%	1.63%	1.64%

Power calculates depreciation on generation-related assets under the straight-line method based on the assets’ estimated useful lives. The estimated useful lives are:

•	general plant assets—3 years to 20 years

•	fossil production assets—30 years to 70 years

•	nuclear generation assets—approximately 60 years

•	pumped storage facilities—76 years

•	solar assets—25 years
Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized During Construction (IDC)
AFUDC represents the cost of debt and equity funds used to finance the construction of new utility assets at PSE&G. IDC represents the cost of debt used to finance construction at Power. The amount of AFUDC or IDC capitalized as Property, Plant and Equipment is included as a reduction of interest charges or other income for the equity portion. The amounts and average rates used to calculate AFUDC or IDC for the years ended December 31, 2017, 2016 and 2015 were as follows:

	AFUDC/IDC Capitalized
	2017		2016		2015
	Millions	Avg Rate	Millions	Avg Rate	Millions	Avg Rate
PSE&G	$73	7.42%	$66	7.81%	$65	8.01%
Power	$78	4.60%	$54	4.87%	$27	5.14%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets and Leveraged Leases
Management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices or a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life, could potentially indicate an asset’s or asset group’s carrying amount may not be recoverable. In such an event, an undiscounted cash flow analysis is performed to determine if an impairment exists. When a long-lived asset’s or asset group’s carrying amount exceeds the associated undiscounted estimated future cash flows, the asset/asset group is considered impaired to the extent that its fair value is less than its carrying amount. An impairment would result in a reduction of the value of the long-lived asset/asset group through a non-cash charge to earnings. See Note 3. Early Plant Retirements for more information.
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
Energy Holdings’ leveraged leases are comprised of Lease Receivables (net of non-recourse debt), the estimated residual value of leased assets, and unearned and deferred income. Residual values are the estimated values of the leased assets at the end of the respective lease per the original lease terms, net of any subsequent impairments. A review of the residual valuations, which are calculated by discounting the cash flows related to the leased assets after the lease term, is performed at least annually for each plant subject to lease using specific assumptions tailored to each plant. Those valuations are compared to the recorded residual values to determine if an impairment is warranted.
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
Materials and Supplies and Fuel
PSE&G’s and Power’s materials and supplies are carried at average cost and charged to inventory when purchased and expensed or capitalized to Property, Plant and Equipment, as appropriate, when installed or used. Fuel inventory at Power is valued at the lower of average cost or market and includes stored natural gas, coal, fuel oil and propane used to generate power and to satisfy obligations under Power’s gas supply contracts with PSE&G. The costs of fuel, including initial transportation costs, are included in inventory when purchased and charged to Energy Costs when used or sold. The cost of nuclear fuel is capitalized within Property, Plant and Equipment and amortized to fuel expense using the units-of-production method.
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
Power capitalizes costs, including those related to its jointly-owned facilities, which increase the capacity, improve or extend the life of an existing asset, represent a newly acquired or constructed asset or represent the replacement of a retired asset. The cost of maintenance, repair and replacement of minor items of property is charged to appropriate expense accounts as incurred. Environmental costs are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets’ environmental safety or efficiency. All other environmental expenditures are expensed as incurred. Power also capitalizes spare parts that meet specific criteria. Capitalized spares are depreciated over the remaining lives of their associated assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
See Note 12. Pension and Other Postretirement Benefits (OPEB) for further discussion.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Note 2. Recent Accounting Standards
New Standards Issued and Adopted
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
The standard is effective for annual and interim periods beginning after December 15, 2017; however, entities were able to adopt it for transactions that closed before the effective date but had not been reported in financial statements that had been issued or made available for issuance. PSEG adopted this standard in the third quarter 2017 with the acquisition of a solar project. This standard upon adoption had no impact on PSEG’s financial statements.
Revenue from Contracts with Customers
This accounting standard clarifies the principles for recognizing revenue and removes inconsistencies in revenue recognition requirements; improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provides improved disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The guidance provides a five-step model to be used for recognizing revenue for the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. PSEG adopted this standard on January 1, 2018. PSEG will elect the full retrospective method of transition. Under this method, PSEG will restate its prior period financial statements to align with the 2018 presentation.
PSEG has evaluated existing contracts and revenue streams for potential changes under the new revenue recognition standard. Included in the scope of the new standard are PSE&G’s regulated revenue recorded under tariffs, including the sale of default supply of electric and gas commodity, and the distribution of electricity and gas to retail residential and commercial and industrial customers, and transmission revenues. Tariff revenues comprise substantially all of PSE&G’s revenue. PSEG expects no material change in revenue recognition of PSE&G’s regulated revenue recorded under tariffs. PSE&G’s revenue from contracts with customers will continue to be recorded as electricity or gas is delivered to the customer. Certain reclassifications of PSE&G’s revenue streams will affect Operating Revenues and Operating Expenses due to the application of this standard.
Also included in the scope of the new standard are Power’s electricity, gas and related product sales. Certain reclassifications of Power’s revenue streams will also affect Operating Revenues and Energy Costs due to the application of this standard.
PSEG, PSE&G and Power do not anticipate any material impact to net income as a result of adoption of this new standard.
The new standard will result in more detailed disclosures of revenue compared to current guidance and changes in presentation. PSEG will disaggregate its revenues by operating segment. PSE&G will further disaggregate its revenue by product line (i.e. electric distribution, gas distribution, and transmission). Power will further disaggregate its revenues by product line (i.e. electricity, gas). Electricity revenues will be further disaggregated by region (i.e. PJM, New York ISO and ISO New England). Gas revenues will be further disaggregated by third party sales and sales to affiliates. Other Revenues from Contracts with Customers will also be disclosed including PSE&G appliance service and repair and Power solar power revenues.
PSEG will elect the invoice practical expedient, where applicable, in recording its revenue. Under the practical expedient, PSEG has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of PSEG’s performance completed to date. PSEG may recognize revenue in the amount to which it has a right to invoice. As such under this practical expedient, there are no future performance obligations to disclose. Where PSEG has entered into fixed consideration contracts, it will disclose its remaining performance obligations under these agreements.
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
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. PSEG recorded a cumulative effect adjustment by reclassifying the unrealized gain related to equity investments of $342 million ($176 million, net of tax) from Accumulated Other Comprehensive Income to Retained Earnings on January 1, 2018, and expects increased volatility in Net Income due to changes in fair value of its equity securities within the NDT and Rabbi Trust Funds.
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments
This accounting standard reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows.
The standard is effective for annual and interim periods beginning after December 15, 2017; early adoption was permitted. PSEG expects no changes in its presentation of its Statement of Cash Flows as a result of adopting this new standard. PSEG adopted this standard on January 1, 2018 using a retrospective transition method to each period presented.
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
The standard is effective for annual and interim periods beginning after December 15, 2017; early adoption was permitted. PSEG adopted this standard on January 1, 2018 using a retrospective transition method for each period presented. PSEG will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continue the current balance sheet classification of restricted cash or restricted cash equivalents. PSEG will provide a reconciliation of cash and cash equivalents and restricted cash or restricted cash equivalents and include a description of these amounts.
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
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. PSEG adopted this standard as of January 1, 2018. Beginning January 1, 2018, PSEG and each of its subsidiaries began to classify the total net pension and OPEB non-service benefit costs in a separate line item in the Statement of Operations after Operating Income. PSEG will also recast those amounts for prior years in accordance with the new standard by using the practical expedient of using the previously disclosed non-service components of pension and OPEB costs. The service cost component of pension and OPEB costs will continue to be classified in O&M Expense, except for that portion capitalized, as appropriate, within Property, Plant and Equipment. As a result of adopting this new standard, PSE&G expects to reduce its charge to expense by approximately $55 million to $65 million in 2018.
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
The standard is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, early adoption was permitted. This standard should be applied prospectively to an award modified on or after the adoption date. PSEG adopted this standard effective January 1, 2018.
New Standards Issued But Not Yet Adopted
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
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
This accounting standard’s amendments more closely align hedge accounting with the companies’ risk management activities in the financial statements. The amendments expand hedge accounting for both non-financial and financial risk components by permitting contractually specified components to designate as the hedged risk in a cash flow hedge involving the purchase or sale of non-financial assets or variable rate financial instruments. Additionally, the amendments ease the operational burden of applying hedge accounting by allowing more time to prepare hedge documentation, and allow effectiveness assessments to be performed on a qualitative basis after hedge inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This accounting standard would affect any entity that is required to apply the provisions of the Accounting Standards Codification topic, “Income Statement-Reporting Comprehensive Income,” and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. Specifically, this standard would allow entities to record a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate.
The standard is effective for all entities for annual periods, and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted for an entity in any interim or annual period for public business entities for reporting periods for which financial statements have not yet been issued or made available for issuance.
An entity would be able to choose to apply this standard retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the new tax legislation enacted in 2017 is recognized or apply the standard in the reporting period adopted. PSEG is currently analyzing the impact this standard, if adopted, could have on its consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Early Plant Retirements
Fossil
In October 2016, Power determined that it would cease generation operations of the existing coal/gas units at the Hudson and Mercer generating stations on June 1, 2017. Both units were available to operate through May 31, 2017 and were subsequently retired from operation on June 1, 2017. As of December 31, 2017, the retirements of both units were substantially complete.
In the latter half of 2016, PSEG and Power recognized pre-tax charges in Energy Costs and O&M of $62 million and $53 million, respectively, related to coal inventory adjustments, capacity penalties, materials and supplies inventory reserve adjustments for parts that cannot be used at other generating units, employee-related severance benefits costs and construction work in progress impairments, among other shut down items. In addition to these charges, Power recognized Depreciation and Amortization (D&A) during 2016 of $571 million due to the significant shortening of the expected economic useful lives of Hudson and Mercer.
As of June 1, 2017, Power recognized total D&A of $964 million for the Hudson and Mercer units to reflect the end of their economic useful lives in 2017. During the year ended December 31, 2017, Power recognized pre-tax charges in Energy Costs of $15 million, primarily for coal inventory lower of cost or market adjustments. During the year ended December 31, 2017, Power also recognized pre-tax charges in O&M of $23 million, including shut down costs and an increase in the Asset Retirement Obligation due to settlements and changes in cash flow estimates, partially offset by changes in employee-related severance costs. Power is exploring various opportunities with these sites, including using the sites for alternative industrial activity or the disposition of one or both of the sites. If Power determines not to use the sites for alternative industrial activity, the early retirement of the units at such sites would trigger obligations under certain environmental regulations, including possible remediation. The amounts for any such environmental remediation are neither currently probable nor estimable but may be material.
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
Nuclear
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced being at risk for early retirement. Most recently, in February 2018, Exelon, a co-owner of the Salem units, announced its intention to accelerate the closure of its Oyster Creek nuclear plant located in New Jersey, one year earlier than previously planned for economic reasons. These closures and retirements are generally due to the decline in market prices of energy, resulting from low natural gas prices driven by the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities, both federal and state-level policies that provide financial incentives to construct renewable energy such as wind and solar and the failure to adequately compensate nuclear generating stations for the attributes they bring similar to renewable energy production. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a further shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet.
If any or all of the Salem and Hope Creek units were shut down, it would significantly alter New Jersey’s energy supply predominately by increasing New Jersey’s reliance on natural gas generation. Such a decrease in fuel diversity could also increase the market’s vulnerability to price fluctuations and power disruptions in times of high demand. The New Jersey Legislature is assessing legislation that would provide a safety net in order to prevent the loss of environmental attributes from nuclear generating stations. Power cannot predict whether the legislation will be enacted or, if enacted, whether our nuclear generating stations in New Jersey will be selected or whether the legislation will provide a sufficient safety net for the continued operation of nuclear generating stations in New Jersey.
In the ordinary course, management, and in the case of the Salem units the co-owner, each makes a number of decisions that impact the operation of our nuclear units beyond the current year, including whether and to what extent these units participate in RPM capacity auctions, commitments relating to refueling outages and significant capital expenditures, and decisions regarding our hedging arrangements. When considering whether to make these future commitments, management’s decisions will primarily be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

influenced by the financial outlook of the units, including the progress, timing and continued outlook for enactment of proposed legislation in the state of New Jersey.
If market prices continue to be depressed and legislation is not enacted that adequately compensates nuclear generating stations for their attributes, Power anticipates it will no longer be covering its costs nor be adequately compensated for its market and operational risks at the Salem and Hope Creek nuclear units and would anticipate retiring these units early. The costs associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs and additional funding of the Nuclear Decommissioning Trust Fund (NDT) would be material to both PSEG and Power.
The following table provides the balance sheet amounts by generating station as of December 31, 2017 for significant assets and liabilities associated with Power’s owned share of its nuclear assets.

	As of December 31, 2017
	Hope Creek	Salem	Support Facilities and Other (A)	Peach Bottom
	Millions
Assets
Materials and Supplies Inventory	$86	$78	$—	$41
Nuclear Production, net of Accumulated Depreciation	605	661	211	802
Nuclear Fuel In-Service, net of Accumulated Depreciation	104	124	—	153
Construction Work in Progress (including nuclear fuel)	245	90	1	25
Total Assets	$1,040	$953	$212	$1,021
Liabilities
Asset Retirement Obligation	$302	$249	$—	$205
Total Liabilities	$302	$249	$—	$205
Net Assets	$738	$704	$212	$816
NRC License Renewal Term	2046	2036/2040	N/A	2033/2034
% Owned	100%	57%	Various	50%

(A)	Includes Hope Creek’s and Salem’s shared support facilities and other nuclear development capital.
The precise timing of any potential early retirement and resulting financial statement impact may be affected by a number of factors, including co-owner considerations, the results of any transmission system reliability study assessments and decommissioning trust fund requirements and other commitments, as well as future energy prices. Power maintains a NDT Fund that funds its decommissioning obligations. See Note 9. Available-for-Sale Securities.
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
For transactions in which Servco acts as principal, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. In 2017, 2016 and 2015, Servco recorded $438 million, $410 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $375 million, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Consolidated Statement of Operations.
Note 5. Property, Plant and Equipment and Jointly-Owned Facilities
Information related to Property, Plant and Equipment as of December 31, 2017 and 2016 is detailed below:

	PSE&G	Power	Other	PSEG Consolidated
	Millions
2017
Transmission and Distribution:
Electric Transmission	$10,425	$—	$—	$10,425
Electric Distribution	8,455	—	—	8,455
Gas Distribution and Transmission	7,122	—	—	7,122
Construction Work in Progress	1,735	—	—	1,735
Other	512	—	—	512
Total Transmission and Distribution	28,249	—	—	28,249
Generation:
Fossil Production	—	4,923	—	4,923
Nuclear Production	—	2,893	—	2,893
Nuclear Fuel in Service	—	745	—	745
Other Production-Solar	593	757	—	1,350
Construction Work in Progress	—	2,339	—	2,339
Total Generation	593	11,657	—	12,250
Other	275	98	359	732
Total	$29,117	$11,755	$359	$41,231

	PSE&G	Power	Other	PSEG Consolidated
	Millions
2016
Transmission and Distribution:
Electric Transmission	$9,149	$—	$—	$9,149
Electric Distribution	7,976	—	—	7,976
Gas Distribution and Transmission	6,458	—	—	6,458
Construction Work in Progress	1,501	—	—	1,501
Other	439	—	—	439
Total Transmission and Distribution	25,523	—	—	25,523
Generation:
Fossil Production	—	7,096	—	7,096
Nuclear Production	—	2,516	—	2,516
Nuclear Fuel in Service	—	783	—	783
Other Production-Solar	591	687	—	1,278
Construction Work in Progress	—	1,483	—	1,483
Total Generation	591	12,565	—	13,156
Other	233	90	335	658
Total	$26,347	$12,655	$335	$39,337

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

		As of December 31,
		2017		2016
	Ownership		Accumulated		Accumulated
	Interest	Plant	Depreciation	Plant	Depreciation
		Millions
PSE&G:
Transmission Facilities	Various	$162	$58	$169	$65
Power:
Coal Generating:
Conemaugh	23%	$408	$178	$408	$166
Keystone	23%	$409	$187	$409	$176
Nuclear Generating:
Peach Bottom	50%	$1,328	$348	$1,272	$306
Salem	57%	$1,147	$277	$1,077	$304
Nuclear Support Facilities	Various	$239	$81	$238	$71
Pumped Storage Facilities:
Yards Creek	50%	$44	$26	$42	$25
Merrill Creek Reservoir	14%	$1	$—	$1	$—

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
Note 6. Regulatory Assets and Liabilities
PSE&G prepares its financial statements in accordance with GAAP for regulated utilities as described in Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies. PSE&G has deferred certain costs based on rate orders issued by the BPU or FERC or based on PSE&G’s experience with prior rate cases. Most of PSE&G’s Regulatory Assets and Liabilities as of December 31, 2017 are supported by written orders, either explicitly or implicitly through the BPU’s treatment of various cost items. These costs will be recovered and amortized over various future periods.
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
PSE&G had the following Regulatory Assets and Liabilities:

	As of December 31,
	2017	2016
	Millions
Regulatory Assets
Current
New Jersey Clean Energy Program	$128	$142
Weather Normalization Clause (WNC)	40	49
Electric Energy Costs—Basic Generation Service	23	2
FERC Formula Rate True-up	12	—
Other	8	6
Total Current Regulatory Assets	$211	$199
Noncurrent
Pension and OPEB Costs	$1,488	$1,403
Manufactured Gas Plant (MGP) Remediation Costs	358	403
Deferred Income Taxes	282	507
Storm Damage Deferrals	241	239
Electric Transmission and Gas Cost of Removal	199	189
Remediation Adjustment Charge (RAC) (Other SBC)	172	180
Conditional Asset Retirement Obligation	162	157
Green Program Recovery Charges (GPRC)	98	91
Unamortized Loss on Reacquired Debt and Debt Expense	55	61
Gas Costs—Basic Gas Supply Service (BGSS)	30	—
FERC Formula Rate True-up	16	—
Other	121	89
Total Noncurrent Regulatory Assets	$3,222	$3,319
Total Regulatory Assets	$3,433	$3,518

	As of December 31,
	2017	2016
	Millions
Regulatory Liabilities
Current
Gas Costs —BGSS	$30	$6
Gas Margin Adjustment Clause	12	11
GPRC	3	28
FERC Formula Rate True-up	—	34
Other	2	9
Total Current Regulatory Liabilities	$47	$88
Noncurrent
Excess Deferred Income Tax Regulatory Liability	$2,868	$—
Electric Distribution Cost of Removal	80	94
Mark-to-Market (MTM) Contracts	—	20
Other	—	4
Total Noncurrent Regulatory Liabilities	$2,948	$118
Total Regulatory Liabilities	$2,995	$206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All Regulatory Assets and Liabilities are excluded from PSE&G’s rate base unless otherwise noted. The Regulatory Assets and Liabilities in the table above are defined as follows:

•
Conditional Asset Retirement Obligation: These costs represent the differences between rate regulated cost of removal accounting and asset retirement accounting under GAAP. These costs will be recovered in future rates as assets are retired.

•
Deferred Income Taxes: These amounts represent the portion of deferred income taxes that will be recovered or refunded through future rates, based upon established regulatory practices. In December 2017, new tax legislation was enacted (Tax Act) reducing the statutory U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018. PSE&G is subject to Financial Accounting Standards Board (FASB) Accounting Standards Codification 740, Income Taxes (ASC 740), which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate was enacted. The impact of reduction in tax rate is the primary reason for the decrease in the Regulatory Asset.

•
Electric and Gas Cost of Removal: PSE&G accrues and collects in rates for the cost of removing, dismantling and disposing of its transmission and distribution assets upon retirement. The regulatory asset or liability for non-legally required cost of removal represents the difference between amounts collected in rates and costs actually incurred.

•
Electric Energy Costs—Basic Generation Service: These costs represent the over or under recovered amounts associated with Basic Generation Services (BGS), as approved by the BPU. Pursuant to BPU requirements, PSE&G serves as the supplier of last resort for electric customers within its service territory that are not served by another supplier. Pricing for those services are set by the BPU as a pass-through, resulting in no margin for PSE&G’s operations. Over or under recovered balances with interest are returned or recovered through monthly filings.

•
Excess Deferred Income Tax Regulatory Liability: The $2.9 billion Regulatory Liability represents the future revenue reduction of PSE&G’s existing $2.1 billion Accumulated Deferred Income Tax liabilities that are in excess of what is needed to offset future tax liabilities as a result of the Tax Act that reduces the federal corporate income tax rate from a maximum of 35% to 21% effective January 1, 2018. The excess deferred income taxes are primarily related to the difference between book and tax plant depreciation and under the new tax legislation cannot be returned to customers any faster than over the remaining regulatory lives of the related property. For the remaining excess deferred taxes, the mechanism and timing of these refunds will be determined by the BPU and FERC.

•
FERC Formula Rate True-up: Over or under collection of transmission earnings calculated using a FERC approved formula. Over or under collected balances with interest are returned or recovered through the subsequent annual filing.

•
Gas Costs—Basic Gas Supply Service: These costs represent the over or under recovered amounts associated with Basic Gas Supply Service (BGSS), as approved by the BPU. Pursuant to BPU requirements, PSE&G serves as the supplier of last resort for gas customers within its service territory that are not served by another supplier. Pricing for those services are set by the BPU as a pass-through, resulting in no margin for PSE&G’s operations. Over or under collected balances are returned or recovered through an annual filing. Interest is accrued only on over recovered balances.

•
Gas Margin Adjustment Clause: This mechanism credits Firm delivery customers for net distribution margin revenue collected from Transportation Gas Service Non-Firm (TSG-NF) delivery customers. The balance represents the difference between the net margin collected from the TSG-NF Customers versus bill credits provided to Firm delivery customers. Over or under recovered balances with interest are returned or recovered through the subsequent annual filing.

•
GPRC: This amount represents costs of the over or under collected balances associated with various renewable energy and energy efficiency programs. The Company files annually with the BPU for recovery of amounts that include a return on and of its investment over the lives of the underlying investments and capital assets which range from 5 to 10 years. Interest is accrued monthly on any over or under recovered balances. Components of the GPRC include: Carbon Abatement, Energy Efficiency Economic Stimulus Program (EEE), EEE Extension Program, EEE Extension II Program, the Demand Response Program, Solar Generation Investment Program (Solar 4 All), Solar 4 All Extension, Solar 4 All Extension II, Solar Loan II Program, Solar Loan III Program and the Energy Efficiency 2017 Program.

•
MGP Remediation Costs: Represents the low end of the range for the remaining environmental investigation and remediation program cleanup costs for manufactured gas plants that are probable of recovery in future rates. Once these costs are incurred, they are recovered through the RAC in the SBC over a seven year period with interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
MTM Contracts: The estimated fair value of gas hedge contracts and gas cogeneration supply contract. The regulatory asset/liability is offset by a derivative asset/liability and, with respect to the gas hedge contracts only, an intercompany receivable/payable on the Consolidated Balance Sheets.

•
New Jersey Clean Energy Program: The BPU approved future funding requirements for Energy Efficiency and Renewable Energy Programs through the first half of 2018. The BPU funding requirements are recovered through the SBC.

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

•	RAC (Other SBC): Costs incurred to clean up manufactured gas plants which are recovered over seven years with interest through an annual filing.

•
SBC: The SBC, as authorized by the BPU and the New Jersey Electric Discount and Energy Competition Act, includes costs related to PSE&G’s electric and gas business as follows: (1) the Universal Service Fund (USF); (2) Energy Efficiency and Renewable Energy Programs; (3) Electric bad debt expense; and (4) the RAC for incurred MGP remediation expenditures. Over or under recovered balances with interest are to be returned or recovered through an annual filing.

•
Storm Damage Deferrals: Costs incurred in the cleanup of major storms in 2010 through 2017. As of December 31, 2017, this includes the $220 million of storm costs, net of insurance recoveries, primarily as a result of Hurricane Irene and Superstorm Sandy, approved for recovery in a future base rate case proceeding under a BPU order received in September 2014.

•
Unamortized Loss on Reacquired Debt and Debt Expense: Represents losses on reacquired long-term debt and expenses associated with issuances of new debt, which are recovered through rates over the remaining life of the debt.

•
WNC: This represents the over or under recovery of gas margin under the BPU’s weather normalization clause which is filed annually. The WNC requires PSE&G to calculate, at the end of each October-to-May period, the level by which margin revenues differed from what would have resulted if normal weather had occurred. Over recoveries are returned to customers in the next winter season while under recoveries (subject to an earnings cap) are recovered from customers in the next winter season.

Significant 2017 regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:

•
Electric and Gas Distribution Base Rate Filing—In January 2018, PSE&G filed a distribution base rate case as required as a condition of approval of its Energy Strong Program approved by the BPU in 2014. The filing requests an approximate one percent increase in revenues and seeks to recover investments made to strengthen electric and gas distribution systems. In its filing, PSE&G requested that these rates take into account a reduction in the revenue requirement as a result of the federal corporate income tax rate reduction from 35% to 21% provided in the Tax Act, including a one-time credit for estimated excess income taxes collected between January 1, 2018 and the time new rates go into effect, and the flow back to customers of certain additional tax benefits. PSE&G anticipates the new base rates will go into effect in the fourth quarter of 2018.

Separately, in January 2018, the BPU issued an order commencing a proceeding to ensure that the rate revenue resulting from expenses relating to taxes reflected in rates but no longer owed as the result of the Tax Act shall be passed onto the ratepayers. The BPU directed New Jersey utilities (including PSE&G) to make filings by March 2, 2018 setting forth interim rates to be effective April 1, 2018 reflecting the new federal corporate tax rate, and to subsequently file proposed final rates, effective July 1, 2018, incorporating all other effects of the Tax Act. This proceeding is currently pending.

•
Transmission Formula Rate Filings—In June 2017, PSE&G filed its 2016 true-up adjustment pertaining to its transmission formula rates in effect for 2016. This resulted in an adjustment of $12 million more than the 2016 originally filed revenues.

For the year ended December 31, 2017, PSE&G recorded an estimated true-up adjustment of $16 million to its 2017 Annual Formula rate. That true-up will be filed by no later than June 15, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2017, the 2018 Annual Formula Rate Update was filed with FERC and requested approximately $212 million in increased annual transmission revenues effective January 1, 2018, subject to true-up. In January 2018, PSE&G filed with FERC a revised 2018 Annual Transmission Formula Rate Update reducing the 2018 transmission annual revenue requirement to reflect the federal corporate income tax rate reduction from 35% to 21%, effective January 1, 2018, provided in the Tax Act. This change in the federal corporate tax rate reduces the annual revenue requirement by $148 million. The revised increase in annual transmission revenues effective January 1, 2018 is $64 million.

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
In September 2017, PSE&G filed its Energy Strong electric cost recovery petition seeking BPU approval to recover the revenue requirements associated with Energy Strong capitalized investment costs placed in service from June 1, 2017 through November 30, 2017. The filing was updated in December 2017 requesting an annual increase in electric revenues of $8 million. This matter is pending.

•	Gas System Modernization Program (GSMP)—In July of each year, PSE&G files with the BPU for base rate recovery of GSMP investments which include a return of and on its investment.
In December 2017, the BPU approved PSE&G’s annual GSMP cost recovery petition, originally filed in July 2017, and updated in October 2017, to include GSMP investments in service as of September 30, 2017. The BPU approved an annual increase in gas revenues of $25 million, effective January 1, 2018.

•
BGSS—In June 2017, PSE&G made its annual BGSS filing with the BPU requesting an increase in the BGSS rate from approximately 34 cents to 37 cents per therm effective October 1, 2017. In September 2017, the BPU approved a Stipulation in this matter on a provisional basis and the BGSS rate was increased. In December 2017 and February 2018, PSE&G filed with the BPU for self-implementing monthly bill credits of 15 cents per therm for the months of January, February and March 2018. These monthly bill credits are estimated to provide approximately $100 million in customer credits. In November 2017, a filing was made by the Retail Energy Supply Association (RESA) with the BPU requesting that the BPU revisit the BGSS process and establish a gas capacity release program. This filing, which remains pending, is applicable to all New Jersey gas utilities.

•
Green Program Recovery Charges (GPRC)—Each year PSE&G files with the BPU for annual recovery for the 11 combined components of its electric and gas Green Program investments which include a return on its investment and recovery of expenses.

In March 2017, the BPU gave final approval to PSE&G’s 2016 GPRC cost recovery petition to recover approximately$37 million and $13 million in electric and gas revenues, respectively, on an annual basis associated with PSE&G’s implementation of these BPU approved GPRC programs for the period October 1, 2016 through September 30, 2017. The rates were effective May 1, 2017. This Order also included the return of approximately $5 million in remaining overcollections from the completed Securitization Transition Charge.
In June 2017, PSE&G filed its 2017 GPRC cost recovery petition requesting recovery of approximately $47 million and $13 million in electric and gas revenues, respectively, on an annual basis associated with PSE&G’s implementation of these BPU approved programs for the period October 1, 2017 through September 30, 2018. This proceeding is ongoing.
In August 2017, the BPU approved PSE&G’s petition for an Energy Efficiency 2017 Program (EE 2017) to extend three existing energy efficiency subprograms (multi-family, direct install and hospital efficiency) and establish two new residential energy efficiency offerings. The two new offerings include deployment of smart thermostats and a pilot program to provide residential customers with energy usage information enabling them to reduce consumption. The Order allows PSE&G to extend the subprogram offerings and establish the residential energy efficiency subprograms under its existing energy efficiency clause recovery process. The EE 2017 allows for $69 million of additional investment and $16 million of additional administrative and information technology costs. The EE 2017 was added as the 11th component of the GPRC rate effective September 1, 2017.

•
Weather Normalization Clause—In April 2017, the BPU gave final approval to PSE&G petition to collect $54 million in net deficiency gas revenues as a result of the warmer than normal 2015-2016 Winter Period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2017, the BPU approved on a provisional basis, PSE&G’s petition to collect $31 million in net deficiency gas revenues as a result of the warmer than normal 2016-2017 Winter Period and a remaining carryover balance of $24 million in net deficiency gas revenues from the 2015-2016 Winter Period for a total recovery of $55 million in net deficiency revenues. The deficiency will be collected from customers over the 2017-2018 and 2018-2019 Winter Periods (October 1 through May 31). Final approval in this matter is pending.

•
Remediation Adjustment Charge (RAC)—In June 2017, the BPU approved PSE&G’s filing with respect to its RAC 24 petition allowing recovery of $41 million effective July 10, 2017 related to net Manufactured Gas Plant expenditures from August 1, 2015 through July 31, 2016. In February 2018, PSE&G filed a RAC 25 Petition with the BPU requesting recovery of $63 million of net Manufactured Gas Plant expenditures from August 1, 2016 through July 31, 2017. This matter is pending.

•
Universal Service Fund (USF)/Lifeline—In September 2017, the BPU approved rates set to recover state-wide costs incurred by New Jersey electric and gas distribution companies under the State’s USF/Lifeline energy assistance programs effective October 1, 2017. PSE&G earns no margin on the collection of the USF and Lifeline programs resulting in no impact on its Consolidated Statement of Operations.

Note 7. Long-Term Investments
Long-Term Investments as of December 31, 2017 and 2016 included the following:

	As of December 31,
	2017	2016
	Millions
PSE&G
Life Insurance and Supplemental Benefits	$130	$140
Solar Loans	150	159
Power
Partnerships and Corporate Joint Ventures (Equity Method Investments) (A)	87	102
Energy Holdings
Lease Investments	565	649
Total Long-Term Investments	$932	$1,050

(A)	During the three years ended December 31, 2017, 2016 and 2015, dividends from these investments were $18 million, $18 million and $16 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2017, due to continuing liquidity issues facing REMA, economic challenges facing coal generation in PJM, and based upon an ongoing review of available alternatives as well as certain recent discussions with REMA management, Energy Holdings recorded an additional $55 million pre-tax charge for its current best estimate of loss related to the lease receivables.
In June 2017, GenOn Energy, Inc. (GenOn) and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. REMA was not included in the GenOn filing. Energy Holdings continues to monitor the restructuring of GenOn and its possible impacts on REMA and continues to discuss the situation with various parties relevant to this matter. During the second quarter of 2017, Energy Holdings completed its review of estimated residual values embedded in its leveraged lease portfolio of generating assets and the outcome indicated that one of the residual value estimates was lower than the recorded residual value due to a further deterioration of market conditions and changes to operating cost estimates. This decline was determined to be other than temporary. As a result, a pre-tax write-down of $7 million was recorded in the quarter ended June 30, 2017. In addition, based on an ongoing review of (i) the liquidity challenges facing REMA and (ii) available alternatives, Energy Holdings recorded an additional $15 million pre-tax charge in the quarter ended June 30, 2017 for its current best estimate of loss related to lease receivables. Pre-tax write-downs and additional charges are reflected in Operating Revenues and are included in Gross Investment in Leases as of December 31, 2017.
In January 2018, certain subsidiaries of Energy Holdings, REMA, certain holders of the pass-through certificates and other parties entered into a Forbearance Agreement (Forbearance) relating to the Conemaugh facility. Pursuant to the Forbearance, the parties thereto agreed to temporarily forbear from exercising rights and remedies related to certain events of default related to REMA’s obligation to procure additional qualifying credit support. The Forbearance will remain effective until the earlier of (i) the later of (a) April 15, 2018 and (b) two weeks following the date on which Energy Holdings subsidiaries, REMA and/or the consenting certificate holders provide written notice to REMA of its intention to terminate the Forbearance, and (ii) the date on which any event of termination as specified in the Forbearance occurs.
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
The following table shows Energy Holdings’ gross and net lease investment as of December 31, 2017 and 2016.

	As of December 31,
	2017	2016
	Millions
Lease Receivables (net of Non-Recourse Debt)	$546	$629
Estimated Residual Value of Leased Assets	326	346
Total Investment in Rental Receivables	872	975
Unearned and Deferred Income	(307)	(326)
Gross Investments in Leases	565	649
Deferred Tax Liabilities	(480)	(674)
Net Investments in Leases	$85	$(25)

In December 2017, new tax legislation was enacted, reducing the statutory U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018. PSEG is subject to ASC 740, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate was enacted. The impact of the reduced tax rate is the primary reason for the decrease in Deferred Tax Liabilities. For additional information, see Note 20. Income Taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax income (loss) and income tax effects related to investments in leases, excluding gains and losses on sales and the impacts of the Tax Act, were as follows:

	Years Ended December 31,
	2017	2016	2015
	Millions
Pre-Tax Income (Loss) from Leases	$(69)	$(135)	$12
Income Tax Expense (Benefit) on Income from Leases	$(26)	$(51)	$5

Equity Method Investments
Power had the following equity method investments as of December 31, 2017 and 2016:

	As of December 31,
Name	2017	2016	Location	% Owned
	Millions
Power
Keystone Fuels, LLC	$8	$7	PA	23%
Conemaugh Fuels, LLC	8	8	PA	23%
PennEast Pipeline	—	11	PA	10%
Kalaeloa	71	76	HI	50%
Total	$87	$102

Note 8. Financing Receivables
PSE&G
PSE&G sponsors a solar loan program designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are generally paid back with solar renewable energy certificates (SRECs) generated from the installed solar electric system. In the event of a loan default, the basis of the solar loan would be recovered through a regulatory recovery mechanism. None of the solar loans are impaired; however, in the event a loan becomes impaired, the basis of the loan would be recovered through a regulatory recovery mechanism.
The following table reflects the outstanding loans, including the noncurrent portion reported in Note 7. Long-Term Investments, by class of customer, none of which would be considered “non-performing.”

Outstanding Loans by Class of Customer
	As of December 31,
Consumer Loans	2017	2016
	Millions
Commercial/Industrial	$158	$164
Residential	10	11
Total	$168	$175

Energy Holdings
Energy Holdings had a net investment in domestic energy and real estate assets subject to leveraged lease accounting of $85 million as of December 31, 2017 and $(25) million as of December 31, 2016 (See Note 7. Long-Term Investments).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of December 31, 2017	As of December 31, 2017
Millions
AA	$15
BBB+, BBB, BBB-	316
BB-	133
CCC-	82
Total	$546

The “BB-” and the “CCC-” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of December 31, 2017, the gross investment in the leases of such assets, net of non-recourse debt, was $335 million, ($(67) million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$132	64%	1,538	Coal	BB-	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$85	64%	1,036	Gas	BB-	NRG Energy, Inc.
Keystone Station Units 1 and 2	PA	$20	17%	1,711	Coal	CCC-	REMA (A)
Conemaugh Station Units 1 and 2	PA	$20	17%	1,711	Coal	CCC-	REMA (A)
Shawville Station Units 1, 2, 3 and 4	PA	$78	100%	596	Gas	CCC-	REMA (A)

(A)
GenOn Energy Inc. (GenOn), and certain of its subsidiaries (which did not include REMA) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. GenOn is currently engaged in a balance sheet restructuring, which will take an undetermined time to complete. Certain subsidiaries of Energy Holdings, REMA, consenting holders of the pass-through certificates and other parties entered into a Forbearance relating to the Conemaugh facility. For additional information, see Note 7. Long-Term Investments.

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease structures. These credit enhancement features vary from lease to lease. Upon the occurrence of certain defaults, indirect subsidiary companies of Energy Holdings would exercise their rights and seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims. Failure to recover adequate value could ultimately lead to a foreclosure on the assets under lease by the lenders.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Power maintains an external master NDT to fund its share of decommissioning for its five nuclear facilities upon their respective termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. Power’s share of decommissioning costs related to its five nuclear units was estimated to be between $2.8 billion and $3.0 billion, including contingencies. The liability for decommissioning recorded on a discounted basis as of December 31, 2017 was approximately $756 million and is included in the Asset Retirement Obligation. The funds are managed by third-party investment managers who operate under investment guidelines developed by Power.
Power classifies investments in the NDT Fund as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$405	$245	$(2)	$648
International	311	99	(3)	407
Total Equity Securities	716	344	(5)	1,055
Debt Securities
Government	586	2	(4)	584
Corporate	400	4	(2)	402
Total Debt Securities	986	6	(6)	986
Other Securities	92	—	—	92
Total NDT Available-for-Sale Securities	$1,794	$350	$(11)	$2,133

	As of December 31, 2016
	Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$439	$214		$(3)	$650
International	266	49	—	(8)	307
Total Equity Securities	705	263		(11)	957
Debt Securities
Government	518	8		(6)	520
Corporate	337	4		(4)	337
Total Debt Securities	855	12		(10)	857
Other Securities	44	—		—	44
Total NDT Available-for-Sale Securities (A)	$1,604	$275		$(21)	$1,858

(A)	The NDT available-for-sale securities table excludes cash of $1 million as of December 31, 2016, which is part of the NDT Fund.

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

	As of December 31, 2017	As of December 31, 2016
	Millions
Accounts Receivable	$24	$8
Accounts Payable	$74	$5

The following table shows the value of securities in the NDT Fund that have been in a continuous unrealized loss position for less than 12 months and greater than 12 months.

	As of December 31, 2017				As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$40	$(2)	$—	$—	$51	$(3)	$2	$—
International	29	(3)	2	—	69	(7)	6	(1)
Total Equity Securities	69	(5)	2	—	120	(10)	8	(1)
Debt Securities
Government (B)	343	(2)	91	(2)	276	(6)	4	—
Corporate (C)	191	(1)	27	(1)	139	(3)	15	(1)
Total Debt Securities	534	(3)	118	(3)	415	(9)	19	(1)
NDT Available-for-Sale Securities	$603	$(8)	$120	$(3)	$535	$(19)	$27	$(2)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of December 31, 2017.

(B)
Debt Securities (Government)—Unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since Power does not intend to sell these securities before recovery nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2017.

(C)
Debt Securities (Corporate)—Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities before recovery nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Years Ended December 31,
	2017	2016	2015
	Millions
Proceeds from Sales (A)	$2,137	$711	$1,397
Net Realized Gains (Losses):
Gross Realized Gains	$157	$53	$97
Gross Realized Losses	(23)	(32)	(37)
Net Realized Gains (Losses) on NDT Fund (B)	$134	$21	$60

(A)	Includes activity in accounts related to the liquidation of funds being transitioned to new managers.

(B)	The cost of these securities was determined on the basis of specific identification.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Consolidated Statements of Operations. Net unrealized gains of $175 million (after-tax) are included in Accumulated Other Comprehensive Loss on PSEG’s and Power’s Consolidated Balance Sheets as of December 31, 2017. Under new guidance, equity investments (other than those accounted for using the equity method) will be measured at fair value through Net Income instead of Other Comprehensive Income (Loss), effective January 1, 2018. For additional information, see Note 2. Recent Accounting Standards.
The available-for-sale debt securities held as of December 31, 2017 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$42
1 - 5 years	320
6 - 10 years	207
11 - 15 years	40
16 - 20 years	65
Over 20 years	312
Total NDT Available-for-Sale Debt Securities	$986

Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). In 2017, other-than-temporary impairments of $12 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$22	$3	$—	$25
International	—	—	—	—
Total Equity Securities	$22	$3	$—	$25
Debt Securities
Government	85	1	(1)	85
Corporate	118	2	(1)	119
Total Debt Securities	203	3	(2)	204
Other Securities	2	—	—	2
Total Rabbi Trust Available-for-Sale Securities	$227	$6	$(2)	$231

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$11	$11	$—	$22
International	—	—	—	—
Total Equity Securities	11	11	—	22
Debt Securities
Government	105	—	(2)	103
Corporate	92	1	(2)	91
Total Debt Securities	197	1	(4)	194
Other Securities	1	—	—	1
Total Rabbi Trust Available-for-Sale Securities	$209	$12	$(4)	$217

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as shown in the following table.

	As of December 31, 2017	As of December 31, 2016
	Millions
Accounts Receivable	$2	$5
Accounts Payable	$1	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the value of securities in the Rabbi Trust Fund that have been in a continuous unrealized loss position for less than 12 months and greater than 12 months:

	As of December 31, 2017				As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$—	$—	$—	$—	$—	$—	$—	$—
International	—	—	—	—	—	—	—	—
Total Equity Securities	—	—	—	—	—	—	—	—
Debt Securities
Government (B)	28	—	25	(1)	60	(2)	1	—
Corporate (C)	39	(1)	9	—	46	(2)	3	—
Total Debt Securities	67	(1)	34	(1)	106	(4)	4	—
Rabbi Trust Available-for-Sale Securities	$67	$(1)	$34	$(1)	$106	$(4)	$4	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors.

(B)
Debt Securities (Government)—Unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG does not intend to sell these securities before recovery nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2017.

(C)
Debt Securities (Corporate)—PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities before recovery nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2017.

The proceeds from the sales of and the net realized gains on securities in the Rabbi Trust Fund were:

	Years Ended December 31,
	2017	2016	2015
	Millions
Proceeds from Rabbi Trust Sales (A)	$182	$113	$104
Net Realized Gains (Losses):
Gross Realized Gains	$17	$6	$3
Gross Realized Losses	(5)	(5)	(2)
Net Realized Gains (Losses) on Rabbi Trust (B)	$12	$1	$1

(A)	Includes activity in accounts related to the liquidation of funds being transitioned to new managers.

(B)	The cost of these securities was determined on the basis of specific identification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross realized gains and gross realized losses disclosed in the above table were recognized in Other Income and Other Deductions, respectively, in the Consolidated Statements of Operations. Net unrealized gains of $2 million (after-tax) were recognized in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets as of December 31, 2017. The Rabbi Trust available-for-sale debt securities held as of December 31, 2017 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$1
1 - 5 years	37
6 - 10 years	30
11 - 15 years	5
16 - 20 years	18
Over 20 years	113
Total Rabbi Trust Available-for-Sale Debt Securities	$204

PSEG periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, the Rabbi Trust is invested in a commingled indexed mutual fund. Due to the commingled nature of this fund, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities. In 2017, there were no other-than-temporary impairments recognized on investments of the Rabbi Trust. The fair value of the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of December 31, 2017	As of December 31, 2016
	Millions
PSE&G	$46	$43
Power	57	53
Other	128	121
Total Rabbi Trust Available-for-Sale Securities	$231	$217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Goodwill and Other Intangibles
As of December 31, 2017 and 2016, Power had goodwill of $16 million related to the Bethlehem Energy Center facility. Power conducted an annual review for goodwill impairment in the fourth quarter of 2017 and concluded that goodwill continues to remain unimpaired. In addition to goodwill, as of December 31, 2017 and 2016, Power had intangible assets of $114 million and $98 million, respectively, related to emissions allowances and renewable energy credits. Emissions allowances and renewable energy credits are recorded at cost and evaluated for impairment at least annually. Emissions expense includes impairments of emissions allowances and costs for emissions, which is recorded as emissions occur. As load is served under contracts requiring energy from renewable sources, the related expense is recorded. The changes to Power’s intangible assets during 2016 and 2017 are presented in the following table:

	Emissions Allowances	Renewable Energy Credits	Total Other Intangibles
	Millions
Balance as of January 1, 2016	$62	$40	$102
Retirements	(6)	(94)	(100)
Purchases	—	99	99
Sales and Transfers, net	(1)	(1)	(2)
Impairments	(1)	—	(1)
Balance as of December 31, 2016	$54	$44	$98
Retirements	(7)	(93)	(100)
Purchases	27	90	117
Sales and Transfers, net	—	(1)	(1)
Balance as of December 31, 2017	$74	$40	$114

Note 11. Asset Retirement Obligations (AROs)
PSEG, PSE&G and Power recognize liabilities for the expected cost of retiring long-lived assets for which a legal obligation exists to remove or dispose of an asset or some component of an asset at retirement. These AROs are recorded at fair value in the period in which they are incurred and are capitalized as part of the carrying amount of the related long-lived assets. PSE&G, as a rate-regulated entity, recognizes regulatory assets or liabilities as a result of timing differences between the recording of costs and costs recovered through the rate-making process. We accrete the ARO liability to reflect the passage of time with the corresponding expense recorded in Operation and Maintenance.
PSE&G has conditional AROs primarily for legal obligations related to the removal of treated wood poles and the requirement to seal natural gas pipelines at all sources of gas when the pipelines are no longer in service. PSE&G does not record an ARO for its protected steel and poly-based natural gas lines, as management believes that these categories of gas lines have an indeterminable life.
Power’s ARO liability primarily relates to the decommissioning of its nuclear power plants in accordance with NRC requirements. Power has an independent external trust that is intended to fund decommissioning of its nuclear facilities upon termination of operation. For additional information, see Note 9. Available-for-Sale Securities. Power also identified conditional AROs primarily related to Power’s fossil generation units and solar facilities, including liabilities for removal of asbestos, ash ponds, stored hazardous liquid material and underground storage tanks from industrial power sites, and demolition of certain plants, and the restoration of the sites at which they reside, when the plants are no longer in service. To estimate the fair value of its AROs, Power uses a probability weighted, discounted cash flow model which, on a unit by unit basis, considers multiple outcome scenarios that include significant estimates and assumptions, and are based on third-party decommissioning cost estimates, cost escalation rates, inflation rates and discount rates.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes to the ARO liabilities for PSEG, PSE&G and Power during 2016 and 2017 are presented in the following table:

	PSEG	PSE&G	Power	Other
	Millions
ARO Liability as of January 1, 2016	$679	$218	$457	$4
Liabilities Settled	(13)	(9)	(4)	—
Liabilities Incurred	25	2	23	—
Accretion Expense	26	—	26	—
Accretion Expense Deferred and Recovered in Rate Base (A)	12	12	—	—
Revision to Present Values of Estimated Cash Flows	(3)	(10)	9	(2)
ARO Liability as of December 31, 2016	$726	$213	$511	$2
Liabilities Settled	(29)	(8)	(21)	—
Liabilities Incurred	1	—	1	—
Accretion Expense	30	—	30	—
Accretion Expense Deferred and Recovered in Rate Base (A)	12	12	—	—
Revision to Present Values of Estimated Cash Flows	284	(5)	289	—
ARO Liability as of December 31, 2017	$1,024	$212	$810	$2

(A)	Not reflected as expense in Consolidated Statements of Operations
During 2017, PSE&G recorded a reduction to its ARO liabilities primarily due to the impact of settlements and changes to cash flow estimates. These changes had no impact in PSE&G’s Consolidated Statement of Operations.
During 2017, Power recorded an increase to its ARO liabilities primarily due to a higher assumed probability of early retirement of its nuclear units of $276 million (See Note 3. Early Plant Retirements for additional information).
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
As of December 31, 2016, PSEG merged its three qualified defined benefit pension plans (excluding Servco plans) into one plan, thereby also merging all of the pension plans’ assets. As a result, the total net periodic benefit costs, net of amounts capitalized, decreased by approximately $48 million for the year ended December 31, 2017, as compared to the 2017 amounts that would have been recognized had the plans not been merged. This is due to the amortization period for gains and losses for the merged plan resulting in lower amortization than that of the individual plans. No changes were made to the benefit formulas, vesting provisions, or to the employees covered by the plans.
Amounts for Servco are not included in any of the following pension and OPEB benefit information for PSEG and its affiliates but rather are separately disclosed later in this note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in the benefit obligation and the fair value of plan assets during each of the two years in the periods ended December 31, 2017 and 2016. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year (A)	$5,772	$5,522	$1,754	$1,612
Service Cost	114	109	17	17
Interest Cost	204	202	63	59
Actuarial (Gain) Loss	564	219	199	127
Gross Benefits Paid	(295)	(282)	(57)	(57)
Plan Amendments	—	2	—	(4)
Benefit Obligation at End of Year (A)	$6,359	$5,772	$1,976	$1,754
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$5,193	$5,039	$420	$374
Actual Return on Plan Assets	903	403	77	32
Employer Contributions	11	33	71	71
Gross Benefits Paid	(295)	(282)	(57)	(57)
Fair Value of Assets at End of Year	$5,812	$5,193	$511	$420
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$(547)	$(579)	$(1,465)	$(1,334)
Additional Amounts Recognized in the Consolidated Balance Sheets
Current Accrued Benefit Cost	(10)	(11)	(10)	(10)
Noncurrent Accrued Benefit Cost	(537)	(568)	(1,455)	(1,324)
Amounts Recognized	$(547)	$(579)	$(1,465)	$(1,334)
Additional Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulated Assets and Deferred Assets (B)
Prior Service Cost	$(46)	$(63)	$(3)	$(14)
Net Actuarial Loss	1,721	1,763	629	523
Total	$1,675	$1,700	$626	$509

(A)
Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other benefits. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation of retirement.

(B)
Includes $683 million ($406 million, after-tax) and $679 million ($398 million, after-tax) in Accumulated Other Comprehensive Loss related to Pension and OPEB as of December 31, 2017 and 2016, respectively. Also includes Regulatory Assets of $1,485 million and Deferred Assets of $133 million as of December 31, 2017 and Regulatory Assets of $1,396 million and Deferred Assets of $134 million as of December 31, 2016.

The pension benefits table above provides information relating to the funded status of the qualified, nonqualified pension and OPEB plans on an aggregate basis. As of December 31, 2017, PSEG had funded approximately 91% of its projected benefit obligation. This percentage does not include $231 million of assets in the Rabbi Trust as of December 31, 2017 which were used partially to fund the nonqualified pension plans. As of December 31, 2017, the nonqualified pension plans included in the projected benefit obligation in the above table were $167 million. The fair values of the Rabbi Trust assets are included in Other Special Funds on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Benefit Obligation
The accumulated benefit obligation for all PSEG’s defined benefit pension plans was $6.1 billion as of December 31, 2017 and $5.6 billion as of December 31, 2016.
The following table provides the components of net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015.

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	Millions
Components of Net Periodic Benefit Cost
Service Cost	$114	$109	$123	$17	$17	22
Interest Cost	204	202	234	63	59	67
Expected Return on Plan Assets	(394)	(394)	(414)	(34)	(31)	(31)
Amortization of Net
Prior Service Credit	(18)	(19)	(19)	(11)	(14)	(14)
Actuarial Loss	97	158	150	51	40	43
Net Periodic Benefit Cost	$3	$56	$74	$86	$71	$87

Pension costs and OPEB costs for PSEG, PSE&G and Power are detailed as follows:

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	Millions
PSE&G	$(4)	$29	$40	$54	$43	$55
Power	1	16	21	27	23	27
Other	6	11	13	5	5	5
Total Benefit Cost	$3	$56	$74	$86	$71	$87

The following table provides the pre-tax changes recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Deferred Assets:

	Pension		OPEB
	2017	2016	2017	2016
	Millions
Net Actuarial (Gain) Loss in Current Period	$55	$211	$156	$125
Amortization of Net Actuarial Gain (Loss)	(97)	(158)	(50)	(40)
Prior Service Cost (Credit) in current period	—	1	—	(3)
Amortization of Prior Service Credit	18	19	11	14
Total	$(24)	$73	$117	$96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts that are expected to be amortized from Accumulated Other Comprehensive Loss, Regulatory Assets and Deferred Assets into Net Periodic Benefit Cost in 2018 are as follows:

	Pension Benefits	Other Benefits
	2018	2018
	Millions
Actuarial Loss	$85	$64
Prior Service Credit	$(18)	$(1)

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	3.73%	4.29%	4.54%	3.76%	4.37%	4.58%
Rate of Compensation Increase	3.90%	3.61%	3.61%	3.90%	3.61%	3.61%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount Rate	4.29%	4.54%	4.20%	4.37%	4.58%	4.21%
Service Cost Interest Rate	4.53%	4.81%	4.20%	4.64%	4.87%	4.21%
Interest Cost Interest Rate	3.63%	3.75%	4.20%	3.69%	3.76%	4.21%
Expected Return on Plan Assets	7.80%	8.00%	8.00%	7.80%	8.00%	8.00%
Rate of Compensation Increase	3.61%	3.61%	3.61%	3.61%	3.61%	3.61%
Assumed Health Care Cost Trend Rates as of December 31
Health Care Costs
Immediate Rate				7.93%	7.55%	7.75%
Ultimate Rate				4.75%	4.75%	4.75%
Year Ultimate Rate Reached				2026	2025	2025
				Millions
Effect of a 1% Increase in the Assumed Rate of Increase in Health Care Benefit Costs
Total of Service Cost and Interest Cost				$13	$11	$12
Postretirement Benefit Obligation				$240	$191	$194
Effect of a 1% Decrease in the Assumed Rate of Increase in Health Care Benefit Costs
Total of Service Cost and Interest Cost				$(10)	$(9)	$(10)
Postretirement Benefit Obligation				$(198)	$(160)	$(160)

Plan Assets
The investments of pension and OPEB plans are held in a trust account by the Trustee and consist of an undivided interest in an investment account of the Master Trust. The investments in the pension and OPEB plans are measured at fair value within a hierarchy that prioritizes the inputs to fair value measurements into three levels. See Note 17. Fair Value Measurements for more information on fair value guidance. Use of the Master Trust permits the commingling of pension plan assets and OPEB plan assets for investment and administrative purposes. Although assets of the plans are commingled in the Master Trust, the Trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the respective participating plans. The net investment income of the investment assets is allocated by the Trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. As of December 31, 2017, the pension plan interest and OPEB plan interest in such assets of the Master Trust were approximately 92% and 8%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the investments measured at fair value on a recurring basis as of December 31, 2017 and 2016, including the fair value measurements and the levels of inputs used in determining those fair values.

	Recurring Fair Value Measurements as of December 31, 2017
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Cash Equivalents (A)	$133	$117	$16	$—
Equity Securities
Common Stock (B)	1,275	1,275	—	—
Commingled (C)	1,401	1,218	183	—
Preferred Stock (B)	6	6	—	—
Debt Securities (D)
U.S. Treasury	571	—	571	—
Government—Other	272	—	272	—
Corporate	963	—	963	—
Subtotal Fair Value	$4,621	$2,616	$2,005	$—
Measured at net asset value practical expedient
Commingled—Equities (E)	1,675
Private Equity (F)	14
Total Fair Value (G)	$6,310

	Recurring Fair Value Measurements as of December 31, 2016
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Cash Equivalents (A)	$107	$105	$2	$—
Equity Securities
Common Stock (B)	944	944	—	—
Commingled (C)	1,387	1,247	140	—
Preferred Stock (B)	1	1	—	—
Debt Securities (D)
U.S. Treasury	441	—	441	—
Government—Other	263	—	263	—
Corporate	836	—	836	—
Subtotal Fair Value	$3,979	$2,297	$1,682	$—
Measured at net asset value practical expedient
Commingled—Equities (E)	1,604
Private Equity (F)	16
Total Fair Value (G)	$5,599

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)
The Collective Investment Fund publishes a daily net asset value (NAV) which participants may use for daily redemptions without restrictions (Level 1). Certain temporary investments are valued using inputs such as time-to-maturity, coupon rate, quality rating and current yield (Level 2).

(B)	Common stocks and preferred stocks are measured using observable data in active markets and considered Level 1.

(C)
Commingled Funds that allow daily redemption at their daily published NAV without restrictions are classified as Level 1. Commingled Funds that publish daily NAV but with certain near term redemption restrictions which prevent redemption at the published daily NAV are classified as Level 2.

(D)
Debt securities include mainly investment grade corporate and municipal bonds, US Treasury obligations and Federal Agency asset-backed securities with a wide range of maturities. These investments are valued using an evaluated pricing approach that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads or the most recent quoted for similar securities which are a Level 2 measure.

(E)
In 2016, as part of the implementation of the accounting guidance on investments measured at fair value using NAV as a practical expedient, certain commingled equity funds have been removed from the fair value hierarchy as they are measured at fair value using the NAV per share (or its equivalent) practical expedient. These funds do not meet the definition of readily determinable fair value due to limitations in published NAV (last business day of the month) and include certain redemption restrictions ranging from five to fifteen days advance notice prior to redemption days and limitations on withdrawals over 25% of the total fund. The objectives of these funds are mainly tracking the S&P Index or achieving long-term growth through investment in foreign equity securities and the MSCI Emerging Markets Index.

(F)
Private equity investments primarily include various limited partnerships that invest in either operating companies through acquisitions or developing a portfolio of non-US distressed investments to maximize total return on capital. These investments are valued at NAV (or its equivalent) on an annual basis and have significant redemption restrictions preventing redemption until fund liquidation and limited ability to sell these investments. Fund liquidation is not expected to occur for several more years. These investments have been removed from the fair value hierarchy in accordance with the guidance on NAV practical expedient.

(G)
Excludes net receivable of $13 million and $14 million at December 31, 2017 and 2016, respectively, which consists of interest, dividends and receivables and payables related to pending securities sales and purchases.

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans as of the measurement date, December 31:

	As of December 31,
Investments	2017	2016
Equity Securities	69%	70%
Debt Securities	29	28
Other Investments	2	2
Total Percentage	100%	100%

PSEG utilizes forecasted returns, risk, and correlation of all asset classes in order to develop a portfolio designed to produce the maximum return opportunity per unit of risk. PSEG’s latest asset/liability study indicates that a long-term target asset allocation of 70% equities and 30% fixed income is consistent with the funds’ financial objectives. Derivative financial instruments are used by the plans’ investment managers primarily to adjust the fixed income duration of the portfolio and hedge the currency risk component of foreign investments. The expected long-term rate of return on plan assets was 7.8% for 2017 and will be 7.8% for 2018. This expected return was determined based on the study discussed above, including a premium for active management and considered the plans’ historical annualized rate of return since inception.
Plan Contributions
PSEG has no planned contributions to its pension plans in 2018. PSEG plans to make discretionary contributions of $14 million into its OPEB plan during 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments
The following pension benefit and postretirement benefit payments are expected to be paid to plan participants.

Year	Pension Benefits	Other Benefits
	Millions
2018	$337	$88
2019	331	92
2020	341	96
2021	352	101
2022	364	105
2023-2027	1,954	560
Total	$3,679	$1,042

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
The amount paid for employer matching contributions to the plans for PSEG, PSE&G and Power are detailed as follows:

	Thrift Plan and Savings Plan
	Years Ended December 31,
	2017	2016	2015
	Millions
PSE&G	$25	$24	$22
Power	11	12	12
Other	5	5	5
Total Employer Matching Contributions	$41	$41	$39

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
The following table provides a roll-forward of the changes in Servco’s benefit obligation and the fair value of its plan assets during the years ended December 31, 2017 and 2016. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
		Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$262	$211	$452	$375
Service Cost	27	24	15	12
Interest Cost	11	9	19	17
Actuarial (Gain) Loss	22	14	60	50
Gross Benefits Paid	(2)	(1)	(4)	(2)
Plan Amendments	—	5	—	—
Benefit Obligation at End of Year (A)	$320	$262	$542	$452
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$134	$97	$—	$—
Actual Return on Plan Assets	24	10	—	—
Employer Contributions	35	28	4	2
Gross Benefits Paid	(2)	(1)	(4)	(2)
Fair Value of Assets at End of Year	$191	$134	$—	$—
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$(129)	$(128)	$(542)	$(452)
Additional Amounts Recognized in the Consolidated Balance Sheets
Accrued Pension Costs of Servco	$(129)	$(128)	N/A	N/A
OPEB Costs of Servco	N/A	N/A	(542)	(452)
Amounts Recognized (B)	$(129)	$(128)	$(542)	$(452)

(A)
Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other benefits. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation of retirement.

(B)	Amounts equal to the accrued pension and OPEB costs of Servco are offset in Long-Term Receivable of VIE on PSEG’s Consolidated Balance Sheets.
Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. The pension-related revenues and costs for 2017, 2016 and 2015 were $35 million, $28 million and $30 million, respectively. Servco has contributed its entire planned contribution amount to its pension plan trusts during 2017. The OPEB-related revenues earned and costs incurred were $4 million and $2 million in 2017 and 2016, respectively, and immaterial for 2015.
The following assumptions were used to determine the benefit obligations of Servco:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	3.90%	4.61%	4.92%	3.96%	4.71%	4.97%
Rate of Compensation Increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Assumed Health Care Cost Trend Rates as of December 31
Health Care Costs
Immediate Rate				7.69%	7.55%	7.55%
Ultimate Rate				4.75%	4.75%	4.75%
Year Ultimate Rate Reached				2026	2025	2025
				Millions
Effect of a 1% Increase in the Assumed Rate of Increase in Health Care Benefit Costs
Postretirement Benefit Obligation				$131	$97	$75
Effect of a 1% Decrease in the Assumed Rate of Increase in Health Care Benefit Costs
Postretirement Benefit Obligation				$(99)	$(75)	$(60)

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
The following tables present information about Servco’s investments measured at fair value on a recurring basis as of December 31, 2017 and 2016, including the fair value measurements and the levels of inputs used in determining those fair values.

	Recurring Fair Value Measurements as of December 31, 2017
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Commingled Equities (A)	$137	$—	$137	$—
Commingled Bonds (A)	54	—	54	—
Total	$191	$—	$191	$—

	Recurring Fair Value Measurements as of December 31, 2016
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Commingled Equities (A)	$96	$—	$96	$—
Commingled Bonds (A)	38	—	38	—
Total	$134	$—	$134	$—

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

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans of Servco as of the measurement date, December 31:

	As of December 31,
Investments	2017	2016
Equity Securities	72%	71%
Debt Securities	28	29
Total Percentage	100%	100%

Servco utilizes forecasted returns, risk, and correlation of all asset classes in order to develop a portfolio designed to produce the maximum return opportunity per unit of risk. The results from Servco’s latest asset/liability study indicated that a long-term target asset allocation of 70% equities and 30% fixed income is consistent with the funds’ financial objectives. The expected long-term rate of return on plan assets was 7.6% for 2017 and will be 7.6% for 2018. This expected return was determined based on the study discussed above, including a premium for active management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Contributions
Servco plans to contribute $40 million into its pension plan during 2018.
Estimated Future Benefit Payments
The following pension benefit and postretirement benefit payments are expected to be paid to Servco’s plan participants:

Year	Pension Benefits	Other Benefits
	Millions
2018	$3	$4
2019	4	6
2020	5	8
2021	7	9
2022	9	12
2023-2027	78	87
Total	$106	$126

Servco 401(k) Plans
Servco sponsors two 401(k) plans, which are defined contribution retirement plans subject to ERISA. Eligible non-represented employees of Servco participate in the Long Island Electric Utility Servco LLC Incentive Thrift Plan I (Thrift Plan I), and eligible represented employees of Servco participate in the Long Island Electric Utility Servco LLC Incentive Thrift Plan II (Thrift Plan II). Participants in the Plans may contribute up to 50% of their eligible compensation to these plans, not to exceed the IRS maximums, including any Catch-Up Contributions for those employees age 50 and above. Servco does not provide an employer match or core contribution for employees in Thrift Plan II. For employees in Thrift Plan I, Servco matches 50% of such employee contributions up to 8% of eligible compensation and provides core contributions (based on years of service and age) to employees who do not participate in Servco’s Retirement Income Plan. The amounts expensed by Servco for employer matching contributions for the years ended December 31, 2017, 2016 and 2015 were $6 million, $5 million and $4 million, respectively, and pursuant to the OSA, Servco recognizes Operating Revenues for the reimbursement of these costs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table shows the face value of Power’s outstanding guarantees, current exposure and margin positions as of December 31, 2017 and 2016.

	As of December 31, 2017	As of December 31, 2016
	Millions
Face Value of Outstanding Guarantees	$1,701	$1,806
Exposure under Current Guarantees	$153	$139

Letters of Credit Margin Posted	$103	$157
Letters of Credit Margin Received	$32	$99

Cash Deposited and Received
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(1)	$(1)
Net Broker Balance Deposited (Received)	$147	$57

Additional Amounts Posted
Other Letters of Credit	$61	$51

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
In addition to amounts for outstanding guarantees, current exposure and margin positions, PSEG and Power had posted letters of credit to support Power’s various other non-energy contractual and environmental obligations. See preceding table. In June 2017, Power sold its minority interest in PennEast and upon disposition, PSEG’s $106 million guarantee that had supported Power’s payment obligations related to PennEast was terminated.

Environmental Matters
Passaic River
Historic operations of PSEG companies and the operations of hundreds of other companies along the Passaic and Hackensack Rivers are alleged by Federal and State agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes as discussed as follows.
Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)
The U.S. Environmental Protection Agency (EPA) has determined that a 17-mile stretch of the lower Passaic River from Newark to Clifton, New Jersey is a “Superfund” site under CERCLA and a comprehensive study of the entire 17 miles of the lower Passaic River needed to be performed. PSE&G and certain of its predecessors conducted operations at properties in this area of the Passaic River. The properties included one operating electric generating station (Essex Site), which was transferred to Power, one former generating station and four former manufactured gas plant (MGP) sites.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In early 2007, certain Potentially Responsible Parties (PRPs), including PSE&G and Power, formed a Cooperating Parties Group (CPG) and agreed to assume responsibility for conducting a Remedial Investigation and Feasibility Study (RI/FS) of the 17 miles of the lower Passaic River. The CPG has agreed to allocate, on an interim basis, the associated costs of the RI/FS among its members on the basis of a mutually agreed upon formula. For the purpose of this interim allocation, which has been revised as parties have exited the CPG, approximately 7.6 percent of the RI/FS costs are currently deemed attributable to PSE&G’s former MGP sites and approximately 1.9 percent is attributable to Power’s generating stations. These interim allocations are not binding on PSE&G or Power in terms of their respective shares of the costs that will be ultimately required to remediate the 17 miles of the lower Passaic River. PSEG has provided notice to insurers concerning this potential claim. Certain PRPs are currently involved in discussions with the EPA regarding cost allocations and related indemnification matters. We cannot predict the outcome of these discussions, or whether individual PRPs will be able to meet their obligations, either of which could have a material impact on PSE&G’s and Power’s allocation of costs.
The CPG’s draft FS set forth various alternatives for remediating the lower Passaic River with an estimated cost to remediate the lower 17 miles of the Passaic River ranging from approximately $518 million to $3.2 billion on an undiscounted basis.
In March 2016, the EPA released its Record of Decision (ROD) for the EPA’s own Focused Feasibility Study (FFS) which requires the removal of 3.5 million cubic yards of sediment from the Passaic River’s lower 8.3 miles at an estimated cost of $2.3 billion on an undiscounted basis (ROD Remedy). The EPA estimates the total project length to be about 11 years, including a one year period of negotiation with the PRPs, three to four years to design the project and six years for implementation. Occidental Chemical Corporation, one of the PRPs, has committed to perform the remedial design required by the ROD Remedy, reserving its right of cost contribution from all other PRPs.
In September 2017, the EPA concluded that an Agency-commenced allocation process for the Passaic River’s lower 8.3 miles should include only certain PRPs. The allocation is intended to lead to a consent decree in which certain of the PRPs agree to perform the remedial action under EPA oversight. Discussions on the matter are ongoing. Conversations between the EPA and the PRPs regarding remediation of the Passaic River’s upper 9 miles are ongoing.
Based upon (i) the estimated cost of the ROD Remedy, (ii) PSEG’s estimate of PSE&G’s and Power’s shares of that cost, and (iii) the continued ability of PSE&G to recover such costs in its rates, as of December 31, 2017, PSEG has accrued approximately $57 million. Of this amount $46 million has been accrued by PSE&G as an Environmental Costs Liability and a corresponding Regulatory Asset and $11 million has been accrued by Power as an Other Noncurrent Liability with the corresponding O&M Expense recorded in the periods when the liability was accrued.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stations (Hudson and Kearny sites) and one former MGP site. PSEG has participated in and partially funded the second phase of this study. Notices to fund the next phase of the study have been received but PSEG has not consented to fund the third phase. PSE&G and Power are unable to estimate their respective portions of the possible loss or range of loss related to this matter.
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $358 million and $403 million on an undiscounted basis through 2021, including its $46 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $358 million as of December 31, 2017. Of this amount, $79 million was recorded in Other Current Liabilities and $279 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $358 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding to what extent sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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
In May 2014, the EPA issued a final cooling water intake rule that establishes requirements for the regulation of cooling water intakes at existing power plants and industrial facilities with a design flow of more than two million gallons of water per day.
The EPA has structured the rule so that each state Permitting Director will continue to consider renewal permits for existing power facilities on a case by case basis, based on studies related to impingement mortality and entrainment and submit the results with their permit applications to be conducted by the facilities seeking renewal permits.
Several environmental organizations and certain energy industry groups have filed suit under the Clean Water Act and the Endangered Species Act. The cases have been consolidated at the Second Circuit and a decision remains pending.
In June 2016, the NJDEP issued a final NJPDES permit for Salem. The final permit does not mandate specific service water system modifications, but consistent with Section 316 (b) of the CWA, it requires additional studies and the selection of technology to address impingement for the service water system. The final permit does not mandate specific service water system modifications but, it requires additional studies and the selection of technology to address impingement for the service water system. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed a request challenging the NJDEP’s issuance of the final NJPDES renewal permit for Salem. NJDEP has granted the hearing request, but it has not yet been scheduled. The Riverkeeper’s filing does not change the effective date of the permit. If the Riverkeeper’s challenge were successful, Power may be required to incur additional costs to comply with the CWA. Potential cooling water system modification costs could be material and could adversely impact the economic competitiveness of this facility.
State permitting decisions at Bridgeport and possibly New Haven could also have a material impact on Power’s ability to renew permits at its existing larger once-through cooled plants without making significant upgrades to existing intakes and cooling systems.
Power is unable to predict the outcome of these permitting decisions and the effect, if any, that they may have on Power’s future capital requirements, financial condition or results of operations.
Power is actively engaged with the Connecticut Department of Energy and Environmental Protection (CTDEEP) regarding renewal of the current permit for the cooling water intake structure at Bridgeport Harbor Station Unit 3 (BH3). To address compliance with the EPA’s CWA Section 316(b) final rule, Power has proposed to continue to operate BH3 without making the capital expenditures for modification to the existing intake structure and retire BH3 in 2021, which is four years earlier than the previously estimated useful life ending in 2025. Power is currently awaiting action by the CTDEEP to issue a draft and then a final permit.
Power has negotiated a Community Environmental Benefit Agreement (CEBA) with the City of Bridgeport, Connecticut and local community organizations. That CEBA provides that Power would retire BH3 early if all of its conditions precedent occur, which include receipt of all final permits to build and operate a proposed new combined cycle generating facility on the same

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

site that BH3 currently operates. Absent those conditions being met, and the permit for the cooling water intake structure referred to above not being issued, Power may seek to operate BH3 through the previously estimated useful life.
In February 2016, the proposed new generating facility at Bridgeport Harbor was awarded a capacity obligation. The Connecticut Siting Council (CSC) issued an order to approve siting Bridgeport Harbor Station unit 5 (BH5). All major environmental permits have been received; however, secondary approvals are still being obtained to allow operations to begin in mid-2019. Power’s obligations under the CEBA are being monitored regularly and carried out as needed.
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
Jersey City, New Jersey Subsurface Feeder Cable Matter
In early October 2016, a discharge of dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City, New Jersey, was identified and reported to the NJDEP. The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison, with PSE&G owning the portion of the cables located in New Jersey and Con Edison owning the portion of the cables located in New York. The NJDEP has declared an emergency and an emergency response action has been undertaken to investigate, contain, remediate and stop the fluid discharge; to assess, repair and restore the cables to good working order, if feasible; and to restore the property. The regulatory agencies overseeing the emergency response, including the U.S. Coast Guard, the NJDEP and the Army Corps of Engineers, have issued multiple notices, orders and directives to the various parties related to this matter. The impacted cable was repaired in late-September 2017; however, dielectric fluid continues to appear on the surface and so the investigation and response actions related to the fluid discharge are ongoing. PSE&G may determine that retirement of the affected facilities would be appropriate. Also ongoing is the process to determine ultimate responsibility for the costs to address the leak among PSE&G, Con Edison and NADC, including an action filed by PSE&G in New Jersey federal court seeking damages from NADC. In that action, NADC has also pursued counterclaims against PSE&G and Con Edison seeking damages for its costs to address the leak. In addition, NADC provided notice to the New Jersey Secretary of Transportation of several alleged violations by Con Edison and PSE&G of regulations prescribed under the Hazardous Liquids Pipeline Safety Act (HLPSA), a requirement to preserve NADC’s right to pursue injunctive relief under the HLPSA. Based on the information currently available and depending on the outcome of the New Jersey federal action, PSE&G’s portion of the costs to address the leak may be material; however, PSE&G anticipates that it will recover these costs through regulatory proceedings.
Steam Electric Effluent Guidelines
In September 2015, the EPA issued a new Effluent Limitation Guidelines Rule (ELG Rule) for steam electric generating units. The rule establishes new best available technology economically achievable (BAT) standards for fly ash transport water, bottom ash transport water, flue gas desulfurization and flue gas mercury control wastewater. Power’s Bridgeport Harbor station and the jointly-owned Keystone and Conemaugh stations, have bottom ash transport water discharges that are regulated under the ELG Rule. Keystone and Conemaugh also have flue gas desulfurization wastewaters regulated by the ELG Rule.
Through various orders, the EPA has stayed the compliance dates in the ELG Rule and has announced plans to further revise the requirements and compliance dates of the ELG Rule. Power is unable to determine how this will ultimately impact its compliance requirements or its financial condition and results of operations.
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
The BGS-CIEP auction is for a one-year supply period from June 1 to May 31 with the BGS-CIEP auction price measured in dollars per MW-day for capacity. The final price for the BGS-CIEP auction year commencing June 1, 2018 is $287.76 per MW-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

day, replacing the BGS-CIEP auction year price ending May 31, 2018 of $276.83 per MW-day. Energy for BGS-CIEP is priced at hourly PJM locational marginal prices for the contract period.
PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2015	2016	2017	2018
36-Month Terms Ending	May 2018	May 2019	May 2020	May 2021	(A)
Load (MW)	2,900	2,800	2,800	2,900
$ per MWh	$99.54	$96.38	$90.78	$91.77

(A)	Prices set in the 2018 BGS auction will become effective on June 1, 2018 when the 2015 BGS auction agreements expire.
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
Minimum Fuel Purchase Requirements
Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2020 and a significant portion through 2022 at Salem, Hope Creek and Peach Bottom.
Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G. When there is excess delivery capacity available beyond the needs of PSE&G’s customers, Power can use the gas to supply its fossil generating stations.
Power also has various long-term fuel purchase commitments for coal through 2021 to support its fossil generation stations.
As of December 31, 2017, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2022
Millions
Nuclear Fuel
Uranium	$240
Enrichment	$391
Fabrication	$170
Natural Gas	$1,042
Coal	$293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Litigation and Legal Proceedings
PSEG and its subsidiaries are party to various lawsuits in the ordinary course of business. In view of the inherent difficulty in predicting the outcome of such matters, PSEG, PSE&G and Power generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of these matters, or the eventual loss, fines or penalties related to each pending matter.
In accordance with applicable accounting guidance, a liability is accrued when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. PSEG will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
Based on current knowledge, management does not believe that loss contingencies arising from pending matters, other than the matters described herein, could have a material adverse effect on PSEG’s, PSE&G’s or Power’s consolidated financial position or liquidity. However, in light of the inherent uncertainties involved in these matters, some of which are beyond PSEG’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to PSEG’s, PSE&G’s or Power’s results of operations or liquidity for any particular reporting period.
Nuclear Insurance Coverages and Assessments
Power is a member of the joint underwriting association, American Nuclear Insurers (ANI), which provides nuclear liability insurance coverage at the Salem and Hope Creek site and the Peach Bottom site. The ANI policies are designed to satisfy the financial protection requirements outlined in the Price-Anderson Act, which sets the limit of liability for claims that could arise from an incident involving any licensed nuclear facility in the United States. The limit of liability per incident per site is composed of primary and excess layers. As of December 31, 2017, nuclear sites were required to purchase $450 million of primary liability coverage for each site (through ANI). The primary layer is supplemented by an excess layer, which is an industry self-insurance pool. In the event a nuclear site, which is part of the industry self-insurance pool, has a claim that exceeds the primary layer, each licensee would be assessed a prorated share of the excess layer. The excess layer limit is $13.4 billion. Power’s maximum aggregate assessment per incident is $401 million (based on Power’s ownership interests in Salem, Hope Creek and Peach Bottom) and its maximum aggregate annual assessment per incident is $60 million. If the damages exceed the limit of liability, Congress could impose further revenue-raising measures on the nuclear industry to pay claims. Further, a decision by the U.S. Supreme Court, not involving Power, held that the Price-Anderson Act did not preclude punitive damage awards based on state law claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power is also a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides the property, decontamination and decommissioning liability insurance at the Salem and Hope Creek site and the Peach Bottom site. NEIL also provides replacement power coverage through its accidental outage policy. NEIL policies may make retrospective premium assessments in the case of adverse loss experience. The current maximum aggregate annual retrospective premium obligation for Power is approximately $76 million. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium, or some other means of assurance. Certain provisions in the NEIL policies provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on that site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.
The ANI and NEIL policies all include coverage for claims arising out of acts of terrorism. However, NEIL policies are subject to an industry aggregate limit of $3.2 billion plus such additional amounts as NEIL recovers for such losses from reinsurance, indemnity and any other source applicable to such losses.
Minimum Lease Payments
The total future minimum payments under various operating leases as of December 31, 2017 are:

	PSE&G	Power	Services	Other	Total
	Millions
2018	$16	$5	$14	$1	$36
2019	9	6	15	1	31
2020	8	3	15	1	27
2021	8	3	15	1	27
2022	7	3	15	1	26
Thereafter	65	38	120	1	224
Total Minimum Lease Payments	$113	$58	$194	$6	$371

Note 14. Debt and Credit Facilities
Long-Term Debt

		As of December 31,
	Maturity	2017	2016
		Millions
PSEG
Term Loan:
Variable	2017	$—	$500
Variable	2019	700	—
Total Term Loan		700	500
Senior Notes:
1.60%	2019	400	400
2.00%	2021	300	300
2.65%	2022	700	—
Total Senior Notes		1,400	700
Principal Amount Outstanding		2,100	1,200
Amounts Due Within One Year		—	(500)
Net Unamortized Discount and Debt Issuance Costs		(9)	(5)
Total Long-Term Debt of PSEG		$2,091	$695

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 `

		As of December 31,
	Maturity	2017	2016
		Millions
PSE&G
First and Refunding Mortgage Bonds (A):
9.25%	2021	$134	$134
8.00%	2037	7	7
5.00%	2037	8	8
Total First and Refunding Mortgage Bonds		149	149
Medium-Term Notes (MTNs) (A):
5.30%	2018	400	400
2.30%	2018	350	350
1.80%	2019	250	250
2.00%	2019	250	250
7.04%	2020	9	9
3.50%	2020	250	250
1.90%	2021	300	300
2.38%	2023	500	500
3.75%	2024	250	250
3.15%	2024	250	250
3.05%	2024	250	250
3.00%	2025	350	350
2.25%	2026	425	425
3.00%	2027	425	—
5.25%	2035	250	250
5.70%	2036	250	250
5.80%	2037	350	350
5.38%	2039	250	250
5.50%	2040	300	300
3.95%	2042	450	450
3.65%	2042	350	350
3.80%	2043	400	400
4.00%	2044	250	250
4.05%	2045	250	250
4.15%	2045	250	250
3.80%	2046	550	550
3.60%	2047	350	—
Total MTNs		8,509	7,734
Principal Amount Outstanding		8,658	7,883
Amounts Due Within One Year		(750)	—
Net Unamortized Discount and Debt Issuance Costs		(67)	(65)
Total Long-Term Debt of PSE&G		$7,841	$7,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2017	2016
		Millions
Power
Senior Notes:
2.45%	2018	$250	$250
5.13%	2020	406	406
4.15%	2021	250	250
3.00%	2021	700	700
4.30%	2023	250	250
8.63%	2031	500	500
Total Senior Notes		2,356	2,356
Pollution Control Notes:
Floating Rate (B)	2019	44	44
Total Pollution Control Notes		44	44
Principal Amount Outstanding		2,400	2,400
Amounts Due Within One Year		(250)	—
Net Unamortized Discount and Debt Issuance Costs		(14)	(18)
Total Long-Term Debt of Power		$2,136	$2,382

(A)	Secured by essentially all property of PSE&G pursuant to its First and Refunding Mortgage.

(B)	The Pennsylvania Economic Development Authority (PEDFA) bond that is serviced and secured by Power Pollution Control Notes, is a variable rate bond that is in weekly reset mode.
Long-Term Debt Maturities
The aggregate principal amounts of maturities for each of the five years following December 31, 2017 are as follows:

Year	PSEG	PSE&G	Power	Total

2018	$—	$750	$250	$1,000
2019	1,100	500	44	1,644
2020	—	259	406	665
2021	300	434	950	1,684
2022	700	—	—	700
Thereafter	—	6,715	750	7,465
Total	$2,100	$8,658	$2,400	$13,158

Long-Term Debt Financing Transactions
During 2017, PSEG and its subsidiaries had the following Long-Term Debt issuances, maturities and redemptions:
PSEG

•
entered into an agreement for a new term loan maturing June 2019. The term loan has a balance of $700 million at an interest rate of 1 month LIBOR + 0.80% and can be terminated at any time without penalty,

•	issued $700 million of 2.65% Senior Notes due November 2022, and

•	redeemed at maturity a $500 million term loan at an interest rate of 1 month LIBOR + 0.875% due November 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G

•	issued $425 million of 3.00% Secured Medium-Term Notes, Series L due May 2027, and

•	issued $350 million of 3.60% Secured Medium-Term Notes, Series L due December 2047.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of December 31, 2017, the total available credit capacity was $3.5 billion.
As of December 31, 2017, no single institution represented more than 8% of the total commitments in the credit facilities.
As of December 31, 2017, the total credit capacity was in excess of the anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs.
The total credit facilities and available liquidity as of December 31, 2017 were as follows:

	As of December 31, 2017
Company/Facility	Total Facility	Usage	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$556	$944	Mar 2022	Commercial Paper Support/Funding/Letters of Credit (LC)
Total PSEG	$1,500	$556	$944
PSE&G
5-year Credit Facility (A)	$600	$15	$585	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$15	$585
Power
3-year LC Facilities	$200	$112	$88	Mar 2020	Letters of Credit
5-year Credit Facilities	1,900	39	1,861	Mar 2022	Funding/Letters of Credit
Total Power	$2,100	$151	$1,949
Total	$4,200	$722	$3,478

(A)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs under which as of December 31, 2017, PSEG had $542 million outstanding at a weighted average interest rate of 1.89%. PSE&G had no amounts outstanding under its Commercial Paper Program as of December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine fair value of long-term debt as of December 31, 2017 and 2016 are included in the following table and accompanying notes as of December 31, 2017 and 2016. See Note 17. Fair Value Measurements for more information on fair value guidance and the hierarchy that prioritizes the inputs to fair value measurements into three levels.

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$2,091	$2,081	$1,195	$1,185
PSE&G (B)	8,591	9,322	7,818	8,240
Power (B)	2,386	2,659	2,382	2,578
	$13,068	$14,062	$11,395	$12,003

(A)
As of December 31, 2017 and 2016, fair value includes floating rate term loans of $700 million and $500 million, respectively. The fair values of the term loan debt (Level 2 measurement) approximate the carrying values because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.

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

Note 15. Schedule of Consolidated Capital Stock

	As of December 31,
	Outstanding Shares		Book Value
	2017	2016	2017	2016
	Millions
PSEG Common Stock (no par value) (A)
Authorized 1,000 shares	505	505	$4,198	$4,219

(A)	PSEG did not issue any new shares under the Dividend Reinvestment and Stock Purchase Plan (DRASPP) or the Employee Stock Purchase Plan (ESPP) in 2017 or 2016.
As of December 31, 2017, PSE&G had an aggregate of 7.5 million shares of $100 par value and 10 million shares of $25 par value Cumulative Preferred Stock, which were authorized and unissued and which, upon issuance, may or may not provide for mandatory sinking fund redemption.

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
Commodity Prices
Within PSEG and its affiliate companies, Power has the most exposure to commodity price risk. Power is exposed to commodity price risk primarily relating to changes in the market price of electricity, fossil fuels and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. Power uses a variety of derivative and non-derivative instruments, such as financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity, to manage the exposure to fluctuations in commodity prices and optimize the value of Power’s expected generation. Power also uses derivatives to hedge a portion of its anticipated BGSS obligations with PSE&G. For additional information see Note 13. Commitments and Contingent Liabilities. Changes in the fair market value of these derivative contracts are recorded in earnings.
Interest Rates
PSEG, Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, they have used a mix of fixed and floating rate debt and interest rate swaps.
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of December 31, 2017 or 2016. The fair value hedges reduced interest expense by $6 million and $19 million for the years ended December 31, 2016 and 2015, respectively.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. There were no outstanding interest rate hedges as of December 31, 2017. As of December 31, 2016, PSEG had interest rate hedges outstanding totaling $500 million. These hedges converted PSEG’s $500 million variable rate term loan due November 2017 into a fixed rate loan. As of December 31, 2016, the fair value of these hedges was $1 million and there was no ineffectiveness. The Accumulated Other Comprehensive Income (Loss) (after tax) related to existing and terminated interest rate derivatives designated as cash flow hedges was immaterial as of December 31, 2017 and $2 million as of December 31, 2016. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months is immaterial.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions are offset on the Consolidated Balance Sheets of Power and PSEG. For additional information see Note 17. Fair Value Measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of December 31, 2017
	Power (A)			PSE&G (A)	PSEG (A)	Consolidated
	Not Designated			Not Designated	Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$391	$(362)	$29	$—	$—	$29
Noncurrent Assets	78	(71)	7	—	—	7
Total Mark-to-Market Derivative Assets	$469	$(433)	$36	$—	$—	$36
Derivative Contracts
Current Liabilities	$(403)	$387	$(16)	$—	$—	$(16)
Noncurrent Liabilities	(95)	90	(5)	—	—	(5)
Total Mark-to-Market Derivative (Liabilities)	$(498)	$477	$(21)	$—	$—	$(21)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(29)	$44	$15	$—	$—	$15

	As of December 31, 2016
	Power (A)			PSE&G (A)	PSEG (A)	Consolidated
	Not Designated			Not Designated	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$435	$(273)	$162	$—	$1	$163
Noncurrent Assets	122	(98)	24	—	—	24
Total Mark-to-Market Derivative Assets	$557	$(371)	$186	$—	$1	$187
Derivative Contracts
Current Liabilities	$(285)	$277	$(8)	$(5)	$—	$(13)
Noncurrent Liabilities	(98)	95	(3)	—	—	(3)
Total Mark-to-Market Derivative (Liabilities)	$(383)	$372	$(11)	$(5)	$—	$(16)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$174	$1	$175	$(5)	$1	$171

(A)
Substantially all of Power's and PSEG's derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of December 31, 2017 and 2016. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Consolidated Balance Sheets. As of December 31, 2017, and 2016, Power had net cash collateral/margin payments to counterparties of $146 million and $56 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. Of these net cash collateral/margin payments, $44 million as of December 31, 2017 and $1 million as of December 31, 2016 were netted against the corresponding net derivative contract positions. Of the $44 million as of December 31, 2017, $(3) million was netted against current assets, $28 million was netted against current liabilities and $19 million was netted against noncurrent liabilities. Of the $1 million as of December 31, 2016, $(3) million was netted against noncurrent assets and $4 million was netted against current liabilities.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $30 million and $19 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, Power had the contractual right of offset of $13 million and $9 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $17 million and $10 million as of December 31, 2017 and 2016, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the years ended December 31, 2017, 2016 and 2015.

	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,				Years Ended December 31,
	2017	2016	2015		2017	2016	2015
	Millions				Millions
PSEG
Energy-Related Contracts	$—	$—	$3	Operating Revenues	$—	$—	$20
Interest Rate Swaps	—	3	—	Interest Expense	3	—	—
Total PSEG	$—	$3	$3		$3	$—	$20
Power
Energy-Related Contracts	$—	$—	$3	Operating Revenues	$—	$—	$20
Total Power	$—	$—	$3		$—	$—	$20

There were no pre-tax gain (loss) recognized in income on derivatives (ineffective portion) as of December 31, 2017, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the AOCI for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2015	$—	$—
Gain Recognized in AOCI	3	2
Less: Gain Reclassified into Income	—	—
Balance as of December 31, 2016	$3	$2
Gain Recognized in AOCI	—	—
Less: Gain Reclassified into Income	(3)	(2)
Balance as of December 31, 2017	$—	$—

The following shows the effect on the Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the years ended December 31, 2017, 2016 and 2015. Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts which Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2017	2016	2015
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$72	$230	$412
Energy-Related Contracts	Energy Costs	(17)	(8)	(8)
Total PSEG and Power		$55	$222	$404

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of December 31, 2017 and 2016.

Type	Notional	Total	PSEG	Power	PSE&G
	Millions
As of December 31, 2017
Natural Gas	Dth	154	—	154	—
Electricity	MWh	(63)	—	(63)	—
Financial Transmission Rights (FTRs)	MWh	6	—	6	—
As of December 31, 2016
Natural Gas	Dth	122	—	113	9
Electricity	MWh	(44)	—	(44)	—
FTRs	MWh	9	—	9	—
Interest Rate Swaps	U.S. Dollars	500	500	—	—

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
As of December 31, 2017, 99% of the net credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).
The following table provides information on Power’s credit risk from others, net of collateral, as of December 31, 2017. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$329	$25	$304	1	$204	(A)
Non-Investment Grade	3	1	2	—	—
Total	$332	$26	$306	1	$204

(A)	Represents net exposure with PSE&G.
As of December 31, 2017, collateral held from counterparties where Power had credit exposure included $1 million in cash collateral and $25 million in letters of credit.
As of December 31, 2017, Power had 152 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of December 31, 2017, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of December 31, 2017, PSE&G had no net credit exposure with suppliers, including Power.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2017, these consisted primarily of certain electric load contracts and gas contracts.
Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable.
The following tables present information about PSEG’s, PSE&G’s and Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2017
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$223	$—	$223	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$36	$(433)	$15	$442	$12
NDT Fund (D)
Equity Securities	$1,055	$—	$1,053	$2	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$270	$—	$—	$270	$—
Debt Securities—Corporate	$402	$—	$—	$402	$—
Other Securities	$92	$—	$92	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$25	$—	$25	$—	$—
Debt Securities—U.S. Treasury	$51	$—	$—	$51	$—
Debt Securities—Govt Other	$34	$—	$—	$34	$—
Debt Securities—Corporate	$119	$—	$—	$119	$—
Other Securities	$2	$—	$2	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(21)	$477	$(8)	$(485)	$(5)
PSE&G
Assets:
Cash Equivalents (A)	$223	$—	$223	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$7	$—	$—	$7	$—
Debt Securities—Corporate	$24	$—	$—	$24	$—
Other Securities	$—	$—	$—	$—	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$36	$(433)	$15	$442	$12
NDT Fund (D)
Equity Securities	$1,055	$—	$1,053	$2	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$270	$—	$—	$270	$—
Debt Securities—Corporate	$402	$—	$—	$402	$—
Other Securities	$92	$—	$92	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$30	$—	$—	$30	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(21)	$477	$(8)	$(485)	$(5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2016
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$365	$—	$365	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$186	$(371)	$17	$533	$7
Interest Rate Swaps (C)	$1	$—	$—	$1	$—
NDT Fund (D)
Equity Securities	$957	$—	$954	$3	$—
Debt Securities—U.S. Treasury	$227	$—	$—	$227	$—
Debt Securities—Govt Other	$293	$—	$—	$293	$—
Debt Securities—Corporate	$337	$—	$—	$337	$—
Other Securities	$44	$—	$44	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—U.S. Treasury	$37	$—	$—	$37	$—
Debt Securities—Govt Other	$66	$—	$—	$66	$—
Debt Securities—Corporate	$91	$—	$—	$91	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(16)	$372	$(18)	$(364)	$(6)
PSE&G
Assets:
Cash Equivalents (A)	$365	$—	$365	$—	$—
Derivative Contracts:
Energy Related Contracts (B)	$—	$—	$—	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$7	$—	$—	$7	$—
Debt Securities—Govt Other	$13	$—	$—	$13	$—
Debt Securities—Corporate	$18	$—	$—	$18	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(5)	$—	$—	$—	$(5)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$186	$(371)	$17	$533	$7
NDT Fund (D)
Equity Securities	$957	$—	$954	$3	$—
Debt Securities—U.S. Treasury	$227	$—	$—	$227	$—
Debt Securities—Govt Other	$293	$—	$—	$293	$—
Debt Securities—Corporate	$337	$—	$—	$337	$—
Other Securities	$44	$—	$44	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$9	$—	$—	$9	$—
Debt Securities—Govt Other	$16	$—	$—	$16	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(11)	$372	$(18)	$(364)	$(1)

(A)	Represents money market mutual funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)
Level 1—During 2016 a net fair value of $1 million relating to energy-related contracts was transferred from Level 2 into Level 1. These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely on settled pricing inputs which come directly from the exchange.

Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using settled prices from similar assets and liabilities from an exchange, such as NYMEX, ICE and Nodal Exchange, or auction prices. Prices used in the valuation process are also corroborated independently by management to determine that values are based on actual transaction data or, in the absence of transactions, bid and offers for the day. Examples may include certain exchange and non-exchange traded capacity and electricity contracts and natural gas physical or swap contracts based on market prices, basis adjustments and other premiums where adjustments and premiums are not considered significant to the overall inputs.
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

(D)
As of December 31, 2016, the fair value measurement table excludes cash of $1 million, which is part of the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities classified as “available for sale.” The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities classified as “available for sale” as of December 31, 2017. The Rabbi Trust maintained investments in an S&P 500 index fund and various securities classified as “available for sale” as of December 31, 2016. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

Level 1—Investments in marketable equity securities within the NDT Fund are primarily investments in common stocks across a broad range of industries and sectors. Most equity securities are priced utilizing the principal market close price or, in some cases, midpoint, bid or ask price. Other Securities in the NDT and Rabbi Trust Funds consist primarily of investments in Dreyfus money market funds which seek a high level of current income as is consistent with the preservation of capital and the maintenance of liquidity. To pursue its goals, the fund normally invests in a diversified portfolio of high quality, short-term, dollar-denominated debt securities and government securities. The funds’ Net Asset Value is priced and published daily. The Rabbi Trust equity index fund is valued based on quoted prices in an active market.
Level 2—NDT and Rabbi Trust fixed income securities include investment grade corporate bonds, collateralized mortgage obligations, asset-backed securities and certain government and U.S. Treasury obligations or Federal Agency asset-backed securities and municipal bonds with a wide range of maturities. Since many fixed income securities do not trade on a daily basis, they are priced using an evaluated pricing methodology that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The preferred stocks are not actively traded on a daily basis and therefore, are also priced using an evaluated pricing methodology. Certain short-term investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield.

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Consolidated Balance Sheets. As of December 31, 2017 and 2016, Power had net cash collateral/margin payments to counterparties of $146 million and $56 million, respectively. Of these net cash collateral/margin payments $44 million as of December 31, 2017 and $1 million as of December 31, 2016 were netted against the corresponding net derivative contract positions. Of the $44 million of cash collateral as of December 31, 2017, $(3) million was netted against assets, and $47 million was netted against liabilities. Of the $1 million of cash collateral as of December 31, 2016, $(3) million was netted against assets and $4 million was netted against liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For PSE&G, the natural gas supply contract is measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors, as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. The fair value of Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The fair value of Power’s gas physical contracts at certain illiquid delivery locations are measured using average historical basis and, accordingly, are categorized as Level 3. While these gas physical contracts have an unobservable component in their respective forward price curves, the fluctuations in fair value have been driven primarily by changes in the observable inputs. The following tables provide details surrounding significant Level 3 valuations as of December 31, 2017 and 2016.

	Quantitative Information About Level 3 Fair Value Measurements
Commodity	Level 3 Position	Fair Value as of December 31, 2017		Valuation Technique(s)	Significant Unobservable Input	Range

		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$1	$(3)	Discounted Cash flow	Historic Load Variability	0% to +10%
Gas	Gas Physical Contracts	11	(2)	Discounted Cash flow	Average Historical Basis	-40% to -10%
Total Power		$12	$(5)
Total PSEG		$12	$(5)

	Quantitative Information About Level 3 Fair Value Measurements
Commodity	Level 3 Position	Fair Value as of December 31, 2016		Valuation Technique(s)	Significant Unobservable Input	Range

		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contract	$—	$(5)	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$—	$(5)
Power
Electricity	Electric Load Contracts	$7	$(1)	Discounted Cash Flow	Historic Load Variability	0% to +10%
Gas (A)	Other	—	—
Total Power		$7	$(1)
Total PSEG		$7	$(6)

(A)	Includes gas positions which were immaterial.
Significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where Power is a seller, an increase in the load variability would

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decrease the fair value. For gas-related contracts in cases where Power is a buyer, an increase in the average historical basis would increase the fair value.
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the years ended December 31, 2017 and 2016, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Year Ended December 31, 2017

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2017	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of December 31, 2017
	Millions
PSEG
Net Derivative Assets (Liabilities)	$1	$26	$5	$—	$(24)	$(1)	$7
PSE&G
Net Derivative Assets (Liabilities)	$(5)	$—	$5	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$6	$26	$—	$—	$(24)	$(1)	$7

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Year Ended December 31, 2016

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2016	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales)	Issuances/ Settlements (C)	Transfers In/Out	Balance as of December 31, 2016
	Millions
PSEG
Net Derivative Assets (Liabilities)	$13	$13	$(7)	$3	$(21)	$—	$1
PSE&G
Net Derivative Assets (Liabilities)	$2	$—	$(7)	$—	$—	$—	$(5)
Power
Net Derivative Assets (Liabilities)	$11	$13	$—	$3	$(21)	$—	$6

(A)
PSEG’s and Power’s gains(losses) attributable to changes in net derivative assets and liabilities for 2017 include $14 million in Operating Revenues, of which $(9) million is unrealized and $12 million in Energy Costs, all of which is unrealized. For 2016, $25 million is included in Operating Revenues, of which $(5) million is unrealized, and $(12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million is in Energy Costs, all of which is realized.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Accumulated Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)	Represents $(24) million and $(21) million in settlements for derivative contracts in 2017 and 2016, respectively.

(D)	During the year ended December 31, 2017, $(1) million of net derivatives assets/liabilities were transferred from Level 2 to Level 3.
As of December 31, 2017, PSEG carried $2.6 billion of net assets that are measured at fair value on a recurring basis, of which $7 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
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
The LTIP currently provides for the issuance of equity awards with respect to approximately 16 million shares of common stock. As of December 31, 2017, there were approximately 14 million shares available for future awards under the LTIP.
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
Restricted Stock Units
Under the LTIP, PSEG has granted restricted stock unit awards to officers and other key employees. These awards, which are bookkeeping entries only, are subject to risk of forfeiture until vested by continued employment. Until distributed, the units are credited with dividend equivalents proportionate to the dividends paid on PSEG common stock. Distributions are made in shares of common stock. The restricted stock unit grants for 2017 and 2016 generally vest at the end of three years. Vesting may be accelerated (pro-rated basis or full vesting) upon certain events such as retirement, disability, change-in-control or death.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2017	2016	2015
	Millions
Compensation Cost included in Operation and Maintenance Expense	$31	$29	$34
Income Tax Benefit Recognized in Consolidated Statement of Operations	$13	$12	$14

For 2017, 2016 and 2015 the excess tax benefit of $4 million, $4 million and $3 million, respectively was included as financing cash flows on the Consolidated Statements of Cash Flow.
PSEG recognizes compensation cost of awards issued over the shorter of the original vesting period or the period beginning on the date of grant and ending on the date an individual is eligible for retirement and the award vests.
Stock Options
Changes in stock options for 2017 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	1,029,900	$37.93
Exercised	654,200	$40.02
Canceled/Forfeited	27,800	$44.44
Outstanding as of December 31, 2017	347,900	$33.49	1.9	$6,265,679
Exercisable at December 31, 2017	347,900	$33.49	1.9	$6,265,679

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in 2017, 2016 and 2015.
Activity for options exercised for the years ended December 31, 2017, 2016 and 2015 is shown below:

	2017	2016	2015
	Millions
Total Intrinsic Value of Options Exercised	$5	$7	$3
Cash Received from Options Exercised	$26	$22	$12
Tax Benefit Realized from Options Exercised	$—	$1	$—

No options were vested during the years ended December 31, 2017, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
Changes in restricted stock units for the year ended December 31, 2017 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2017	322,196	$38.75
Granted	212,158	$44.33
Vested	303,092	$39.96
Canceled/Forfeited	17,363	$41.76
Non-vested as of December 31, 2017	213,899	$42.32	1.0	$11,015,850

The weighted average grant date fair value per share for restricted stock during the years ended December 31, 2017, 2016 and 2015 was $44.33, $42.28 and $39.65 per share, respectively.
The total intrinsic value of restricted stock units distributed during the years ended December 31, 2017, 2016 and 2015 was
$13 million, $17 million and $11 million, respectively.
As of December 31, 2017, there was approximately $3 million of unrecognized compensation cost related to the restricted stock units, which is expected to be recognized over a weighted average period of ten months. Dividend equivalents units of 30,066 accrued on the restricted stock units during the year.
Performance Share Units
Changes in performance share units for the year ended December 31, 2017 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2017	393,812	$44.20
Granted	382,830	$45.02
Vested	402,451	$44.03
Canceled/Forfeited	41,730	$44.69
Non-vested as of December 31, 2017	332,461	$45.29	1.7	$17,121,742

The weighted average grant date fair value per share for performance share units during the years ended December 31, 2017, 2016 and 2015 was $45.02, $45.97 and $41.32 per share, respectively.
The total intrinsic value of performance share units distributed during the years ended December 31, 2017, 2016 and 2015 was
$18 million, $17 million and $13 million, respectively.
As of December 31, 2017, there was approximately $16 million of unrecognized compensation cost related to the performance share units, which is expected to be recognized over a weighted average period of one year. Dividend equivalents units of 38,425 accrued on the performance share units during the year.
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
The fair value of these awards is recorded as compensation expense in the Consolidated Statements of Operations. Compensation expense for the plan was immaterial for each of the years ended December 31, 2017, 2016 and 2015.
Employee Stock Purchase Plan (ESPP)
PSEG maintains an ESPP for all eligible employees of PSEG and its subsidiaries. Under the ESPP, shares of PSEG common stock may be purchased at 95% of the fair market value for represented employees and 90% for non-represented employees through payroll deductions. Dividends will be reinvested for all employees at 95% of the fair market price unless the participant elects to receive a cash dividend. All employees are required to hold the shares purchased under the ESPP for at least three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months from the purchase date. In any year, employees may purchase shares having a value not exceeding 10% of their base pay. Compensation expense recognized under this program was immaterial for each of the years ended December 31, 2017, 2016 and 2015.
During the years ended December 31, 2017, 2016 and 2015, employees purchased 288,527 shares, 262,763 shares and 250,499 shares at an average price of $42.07, $40.70 and $36.66 per share, respectively. As of December 31, 2017, 3.2 million shares were available for future issuance under this plan.
Note 19. Other Income and Deductions

Other Income	PSE&G	Power	Other (A)	Consolidated Total
	Millions
Year Ended December 31, 2017
NDT Fund Gains, Interest, Dividend and Other Income	$—	$202	$—	$202
Allowance for Funds Used During Construction	56	—	—	56
Rabbi Trust Realized Gains, Interest and Dividends	5	6	13	24
Solar Loan Interest	21	—	—	21
Other	10	5	1	16
Total Other Income	$92	$213	$14	$319
Year Ended December 31, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$96	$—	$96
Allowance for Funds Used During Construction	49	—	—	49
Rabbi Trust Realized Gains, Interest and Dividends	3	3	6	12
Solar Loan Interest	22	—	—	22
Other	9	3	—	12
Total Other Income	$83	$102	$6	$191
Year Ended December 31, 2015
NDT Fund Gains, Interest, Dividend and Other Income	$—	$138	$—	$138
Allowance for Funds Used During Construction	48	—	—	48
Rabbi Trust Realized Gains, Interest and Dividends	2	2	6	10
Solar Loan Interest	23	—	—	23
Gain on Insurance Recovery	—	28	—	28
Other	6	1	—	7
Total Other Income	$79	$169	$6	$254

Other Deductions	PSE&G	Power	Other (A)	Consolidated Total
	Millions
Year Ended December 31, 2017
NDT Fund Realized Losses and Expenses	$—	$32	$—	$32
Other	5	24	30	59
Total Other Deductions	$5	$56	$30	$91
Year Ended December 31, 2016
NDT Fund Realized Losses and Expenses	$—	$40	$—	$40
Other	4	17	6	27
Total Other Deductions	$4	$57	$6	$67
Year Ended December 31, 2015
NDT Fund Realized Losses and Expenses	$—	$45	$—	$45
Other	4	27	26	57
Total Other Deductions	$4	$72	$26	$102

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 35% is as follows:

	Years Ended December 31,
PSEG	2017	2016	2015
	Millions
Net Income	$1,574	$887	$1,679
Income Taxes:
Operating Income:
Current Expense (Benefit):
Federal	$86	$(74)	$243
State	(31)	61	85
Total Current	55	(13)	328
Deferred (Benefit) Expense:
Federal	(482)	311	540
State	92	28	104
Total Deferred	(390)	339	644
Investment Tax Credit (ITC)	29	85	29
Total Income Tax (Benefit) Expense	$(306)	$411	$1,001
Pre-Tax Income	$1,268	$1,298	$2,680
Tax Computed at Statutory Rate @ 35%	$444	$454	$938
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	36	56	129
Uncertain Tax Positions	(3)	(31)	7
Manufacturing Deduction	(13)	(17)	(10)
NDT Fund	19	3	7
Plant-Related Items	(23)	(20)	(20)
Tax Credits	(22)	(25)	(13)
Audit Settlement	6	—	—
Nuclear Decommissioning Tax Carryback	—	—	(33)
Provisional Deferred Tax Benefit - Tax Act	(755)	—	—
Other	5	(9)	(4)
Sub-Total	(750)	(43)	63
Total Income Tax (Benefit) Expense	$(306)	$411	$1,001
Effective Income Tax Rate	(24.1)%	31.7%	37.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSEG:

	As of December 31,
PSEG	2017	2016
	Millions
Deferred Income Taxes
Assets:
Noncurrent
Regulatory Liability Excess Deferred Tax	$602	$—
OPEB	217	283
Related to Uncertain Tax Position	142	155
Total Noncurrent Assets	$961	$438

Liabilities:
Noncurrent:
Plant-Related Items	$4,257	$6,593
New Jersey Corporate Business Tax	674	674
Leasing Activities	384	565
AROs and NDT Fund	233	398
Pension Costs	123	197
Taxes Recoverable Through Future Rates (net)	80	208
Other	171	212
Total Noncurrent Liabilities	$5,922	$8,847
Summary of Accumulated Deferred Income Taxes:
Net Noncurrent Deferred Income Tax Liabilities	$4,961	$8,409
ITC	279	249
Net Total Noncurrent Deferred Income Taxes and ITC	$5,240	$8,658

The deferred tax effect of certain assets and liabilities is presented in the table above net of the deferred tax effect associated with the respective regulatory deferrals. Also, the deferred tax effect of AROs is presented net of the deferred tax effect of the associated funding of those obligations.
In December 2017, new tax legislation was enacted, reducing the statutory U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018. PSEG is subject to ASC 740, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate was enacted. The impact of the reduced tax rate is the primary reason for the decrease in the deferred tax liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 35% is as follows:

	Years Ended December 31,
PSE&G	2017	2016	2015
	Millions
Net Income	$973	$889	$787
Income Taxes:
Operating Income:
Current (Benefit) Expense:
Federal	$(52)	$(153)	$32
State	(1)	10	52
Total Current	(53)	(143)	84
Deferred Expense:
Federal	492	551	325
State	129	102	52
Total Deferred	621	653	377
ITC	(5)	5	9
Total Income Tax Expense	$563	$515	$470
Pre-Tax Income	$1,536	$1,404	$1,257
Tax Computed at Statutory Rate @ 35%	$538	$491	$440
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	83	72	67
Uncertain Tax Positions	(9)	(18)	(14)
Plant-Related Items	(23)	(20)	(20)
Tax Credits	(9)	(7)	(6)
Provisional Deferred Tax Benefit - Tax Act	(10)	—	—
Other	(7)	(3)	3
Sub-Total	25	24	30
Total Income Tax Expense	$563	$515	$470
Effective Income Tax Rate	36.7%	36.7%	37.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSE&G:

	As of December 31,
PSE&G	2017	2016
	Millions
Deferred Income Taxes
Assets:
Noncurrent:
Regulatory Liability Excess Deferred Tax	$602	$—
OPEB	116	189
Total Noncurrent Assets	$718	$189
Liabilities:
Noncurrent:
Plant-Related Items	$3,311	$4,983
New Jersey Corporate Business Tax	378	385
Pension Costs	152	252
Conservation Costs	24	33
Taxes Recoverable Through Future Rates (net)	80	208
Other	86	118
Total Noncurrent Liabilities	$4,031	$5,979
Summary of Accumulated Deferred Income Taxes:
Net Noncurrent Deferred Income Tax Liabilities	$3,313	$5,790
ITC	78	83
Net Total Noncurrent Deferred Income Taxes and ITC	$3,391	$5,873

The deferred tax effect of certain assets and liabilities is presented in the table above net of the deferred tax effect associated with the respective regulatory deferrals.
In December 2017, new tax legislation was enacted, reducing the statutory U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018. PSE&G is subject to ASC 740, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate was enacted. The impact of the reduced tax rate is the primary reason for the decrease in the deferred tax liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reported income tax expense for Power with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 35% is as follows:

	Years Ended December 31,
Power	2017	2016	2015
	Millions
Net Income	$479	$18	$856
Income Taxes:
Operating Income:
Current Expense (Benefit):
Federal	$95	$107	$220
State	(17)	40	30
Total Current	78	147	250
Deferred (Benefit) Expense:
Federal	(804)	(222)	189
State	(37)	(68)	52
Total Deferred	(841)	(290)	241
ITC	34	82	20
Total Income Tax (Benefit) Expense	$(729)	$(61)	$511
Pre-Tax (Loss) Income	$(250)	$(43)	$1,367
Tax Computed at Statutory Rate @ 35%	$(88)	$(15)	$478
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	(36)	(18)	59
Manufacturing Deduction	(13)	(17)	(10)
NDT Fund	19	3	7
Tax Credits	(12)	(18)	(7)
Uncertain Tax Positions	7	9	22
Audit Settlement	1	—	—
Nuclear Decommissioning Tax Carryback	—	—	(33)
Provisional Deferred Tax Benefit - Tax Act	(610)	—	—
Other	3	(5)	(5)
Sub-Total	(641)	(46)	33
Total Income Tax (Benefit) Expense	$(729)	$(61)	$511
Effective Income Tax Rate	291.6%	141.9%	37.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for Power:

	As of December 31,
Power	2017	2016
	Millions
Deferred Income Taxes
Assets:
Noncurrent:
Related to Uncertain Tax Positions	$45	$53
Pension Costs	40	68
Contractual Liabilities & Environmental Costs	12	18
Other	93	76
Total Noncurrent Assets	$190	$215
Liabilities:
Noncurrent:
Plant-Related Items	$935	$1,605
AROs and NDT Fund	235	400
New Jersey Corporate Business Tax	225	214
Total Noncurrent Liabilities	$1,395	$2,219
Summary of Accumulated Deferred Income Taxes:
Net Noncurrent Deferred Income Tax Liabilities	$1,205	$2,004
ITC	201	166
Net Total Noncurrent Deferred Income Taxes and ITC	$1,406	$2,170

In the above table, the deferred tax effect of asset retirement obligations is presented net of the deferred tax effect of the associated funding of those obligations.
PSEG, PSE&G and Power each provide deferred taxes at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Management believes that it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to PSE&G customers will be recovered from or refunded to PSE&G’s customers in the future. See Note 6. Regulatory Assets and Liabilities.
In December 2017, the U.S. government enacted comprehensive tax legislation. The Tax Act establishes new tax laws that will take effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT); (3) a new limitation on deductible interest expense; (4) the repeal of the domestic production activity deduction; (5) limitations on the deductibility of certain executive compensation; and (6) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80% of taxable income. In addition, certain changes were made to the bonus depreciation rules that will impact 2017.
The SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
PSEG, PSE&G and Power are subject to ASC 740, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change is enacted.
The majority of the current period activity was determined using the federal income tax rate of 35% and state income tax rate of 9%. As required under ASC 740, the ending 2017 deferred tax balances were adjusted to reflect the enacted lower tax rate, which resulted in a one-time, provisional deferred tax benefit of $755 million, including $610 million related to Power and $149 million related to Energy Holdings (including other impacts related to the new tax legislation, PSEG’s net non-cash provisional earnings benefit was $745 million, including $588 million related to Power and $147 million related to Energy

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holdings). In addition, PSE&G had excess deferred taxes of approximately $2.1 billion as of December 31, 2017 and recorded a $2.9 billion revenue impact of these excess deferred taxes as Regulatory Liabilities where it is probable that refunds will be made to customers in future rates. The amount and timing of any such refund cannot be determined at this time.
For certain aspects of the Tax Act, which are discussed below, PSEG, PSE&G and Power made reasonable, good faith estimates for which provisional amounts were recorded.
PSEG’s accounting for the following elements of the Tax Act is incomplete. However, PSEG was able to make reasonable, good faith estimates of certain effects and, therefore, recorded provisional adjustments for the following: the tax rules regarding the appropriate bonus deprecation rate that should be applied to assets placed in service after September 27, 2017 for Power and PSE&G, including the information required to compute the applicable depreciable tax basis, and the impact on PSEG’s, PSE&G’s and Power’s deferred taxes associated with FIN 48 reserves.
Further, the Tax Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service (IRS), as well as state tax authorities. The Tax Act could also be subject to potential amendments and technical corrections which could impact PSEG, PSE&G and Power’s financial statements.
In December 2015, the U.S. government enacted the Protecting Americans from Tax Hikes Act of 2015 (2015 Tax Act). Among other provisions, the 2015 Tax Act included an extension of the bonus depreciation rules and the 30% ITC for qualified property placed into service after 2016. Qualified property that is placed in service from January 1, 2015 through December 31, 2017 is eligible for 50% bonus depreciation. The provisions of the 2015 Tax Act have generated significant cash tax benefits for PSEG, PSE&G and Power through tax benefits related to the accelerated depreciation. Those tax benefits would have otherwise been received over an estimated average 20 year period. However, the tax benefits have a negative impact on the rate base of several of PSE&G’s programs.
For the period beginning September 28, 2017, subject to the transition rules, the Tax Act has modified the bonus depreciation rules of the 2015 Tax Act. Subject to further guidance, it is expected that Power will be entitled to 100% expensing and bonus depreciation will no longer apply to PSE&G.
PSEG recorded the following amounts related to its unrecognized tax benefits, which were primarily comprised of amounts recorded for PSE&G, Power and Energy Holdings:

2017	PSEG	PSE&G	Power	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2017	$328	$140	$128	$57
Increases as a Result of Positions Taken in a Prior Period	40	15	18	8
Decreases as a Result of Positions Taken in a Prior Period	(32)	(11)	(10)	(13)
Increases as a Result of Positions Taken during the Current Period	12	5	6	1
Decreases as a Result of Positions Taken during the Current Period	(1)	(1)	—	—
Decreases as a Result of Settlements with Taxing Authorities	—	—	—	—
Decreases due to Lapses of Applicable Statute of Limitations	(13)	(13)	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2017	$334	$135	$142	$53
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(157)	(73)	(72)	(12)
Regulatory Asset—Unrecognized Tax Benefits	(56)	(56)	—	—
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$121	$6	$70	$41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016	PSEG	PSE&G	Power	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2016	$386	$181	$111	$93
Increases as a Result of Positions Taken in a Prior Period	12	3	6	2
Decreases as a Result of Positions Taken in a Prior Period	(62)	(23)	(1)	(38)
Increases as a Result of Positions Taken during the Current Period	19	6	12	—
Decreases as a Result of Positions Taken during the Current Period	—	—	—	—
Decreases as a Result of Settlements with Taxing Authorities	—	—	—	—
Decreases due to Lapses of Applicable Statute of Limitations	(27)	(27)	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2016	$328	$140	$128	$57
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(200)	(106)	(74)	(20)
Regulatory Asset—Unrecognized Tax Benefits	(31)	(31)	—	—
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$97	$3	$54	$37

2015	PSEG	PSE&G	Power	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2015	$332	$165	$70	$95
Increases as a Result of Positions Taken in a Prior Period	87	55	28	4
Decreases as a Result of Positions Taken in a Prior Period	(50)	(43)	(6)	(1)
Increases as a Result of Positions Taken during the Current Period	28	5	23	—
Decreases as a Result of Positions Taken during the Current Period	(1)	(1)	—	—
Decreases as a Result of Settlements with Taxing Authorities	(10)	—	(4)	(5)
Decreases due to Lapses of Applicable Statute of Limitations	—	—	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2015	$386	$181	$111	$93
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(264)	(162)	(68)	(34)
Regulatory Asset—Unrecognized Tax Benefits	(27)	(27)	—	—
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$95	$(8)	$43	$59

PSEG and its subsidiaries include accrued interest and penalties related to uncertain tax positions required to be recorded, as Income Tax Expense in the Consolidated Statements of Operations. Accumulated interest and penalties that are recorded on the Consolidated Balance Sheets on uncertain tax positions were as follows:

	Accumulated Interest and Penalties on Uncertain Tax Positions as of December 31,
	2017	2016	2015
	Millions
PSE&G	$25	$22	$20
Power	24	17	6
Energy Holdings	21	20	40
Total	$70	$59	$66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that total unrecognized tax benefits will significantly increase or decrease within the next twelve months due to either agreements with various taxing authorities upon audit, the expiration of the Statute of Limitations, or other pending tax matters. These potential increases or decreases are as follows:

Possible (Increase)/Decrease in Total Unrecognized Tax Benefits	Over the next 12 Months
Millions
PSEG	$69
PSE&G	$35
Power	$30

A description of income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are:

	PSEG	PSE&G	Power
United States
Federal	2011-2016	N/A	N/A
New Jersey	2006-2016	2011-2016	N/A
Pennsylvania	2014-2016	2014-2016	N/A
Connecticut	2016	N/A	N/A
Texas	2008-2016	N/A	N/A
California	2006-2016	N/A	N/A
New York	2014-2016	N/A	2014-2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2014	$10	$(411)	$118	$(283)
Other Comprehensive Income before Reclassifications	2	(7)	(25)	(30)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(12)	32	(2)	18
Net Current Period Other Comprehensive Income (Loss)	(10)	25	(27)	(12)
Balance as of December 31, 2015	$—	$(386)	$91	$(295)
Other Comprehensive Income before Reclassifications	2	(45)	40	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	33	2	35
Net Current Period Other Comprehensive Income (Loss)	2	(12)	42	32
Balance as of December 31, 2016	$2	$(398)	$133	$(263)
Other Comprehensive Income before Reclassifications	—	(32)	109	77
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	24	(65)	(43)
Net Current Period Other Comprehensive Income (Loss)	(2)	(8)	44	34
Balance as of December 31, 2017	$—	$(406)	$177	$(229)

Power	Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2014	$11	$(351)	$112	$(228)
Other Comprehensive Income before Reclassifications	1	(4)	(24)	(27)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(12)	28	(1)	15
Net Current Period Other Comprehensive Income (Loss)	(11)	24	(25)	(12)
Balance as of December 31, 2015	$—	$(327)	$87	$(240)
Other Comprehensive Income before Reclassifications	—	(42)	39	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	29	3	32
Net Current Period Other Comprehensive Income (Loss)	—	(13)	42	29
Balance as of December 31, 2016	$—	$(340)	$129	$(211)
Other Comprehensive Income before Reclassifications	—	(28)	106	78
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	21	(60)	(39)
Net Current Period Other Comprehensive Income (Loss)	—	(7)	46	39
Balance as of December 31, 2017	$—	$(347)	$175	$(172)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2015
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$20	$(8)	$12
Total Cash Flow Hedges		20	(8)	12
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	12	(3)	9
Amortization of Actuarial Loss	O&M Expense	(68)	27	(41)
Total Pension and OPEB Plans		(56)	24	(32)
Available-for-Sale Securities
Realized Gains	Other Income	100	(52)	48
Realized Losses	Other Deductions	(39)	20	(19)
Other-Than-Temporary Impairments (OTTI)	OTTI	(53)	26	(27)
Total Available-for-Sale Securities		8	(6)	2
Total		$(28)	$10	$(18)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2015
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$20	$(8)	$12
Total Cash Flow Hedges		20	(8)	12
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	11	(3)	8
Amortization of Actuarial Loss	O&M Expense	(60)	24	(36)
Total Pension and OPEB Plans		(49)	21	(28)
Available-for-Sale Securities
Realized Gains	Other Income	98	(51)	47
Realized Losses	Other Deductions	(38)	19	(19)
OTTI	OTTI	(53)	26	(27)
Total Available-for-Sale Securities		7	(6)	1
Total		$(22)	$7	$(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2016
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$12	$(5)	$7
Amortization of Actuarial Loss	O&M Expense	(68)	28	(40)
Total Pension and OPEB Plans		(56)	23	(33)
Available-for-Sale Securities
Realized Gains	Other Income	59	(29)	30
Realized Losses	Other Deductions	(37)	19	(18)
OTTI	OTTI	(28)	14	(14)
Total Available-for-Sale Securities		(6)	4	(2)
Total		$(62)	$27	$(35)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2016
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$11	$(5)	$6
Amortization of Actuarial Loss	O&M Expense	(59)	24	(35)
Total Pension and OPEB Plans		(48)	19	(29)
Available-for-Sale Securities
Realized Gains	Other Income	55	(28)	27
Realized Losses	Other Deductions	(33)	17	(16)
OTTI	OTTI	(28)	14	(14)
Total Available-for-Sale Securities		(6)	3	(3)
Total		$(54)	$22	$(32)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2017
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	3	(1)	2
Total Cash Flow Hedges		3	(1)	2
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$10	$(4)	$6
Amortization of Actuarial Loss	O&M Expense	(51)	21	(30)
Total Pension and OPEB Plans		(41)	17	(24)
Available-for-Sale Securities
Realized Gains	Other Income	174	(89)	85
Realized Losses	Other Deductions	(28)	14	(14)
OTTI	OTTI	(12)	6	(6)
Total Available-for-Sale Securities		134	(69)	65
Total		$96	$(53)	$43

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2017
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$9	$(4)	$5
Amortization of Actuarial Loss	O&M Expense	(44)	18	(26)
Total Pension and OPEB Plans		(35)	14	(21)
Available-for-Sale Securities
Realized Gains	Other Income	161	(83)	78
Realized Losses	Other Deductions	(24)	12	(12)
OTTI	OTTI	(12)	6	(6)
Total Available-for-Sale Securities		125	(65)	60
Total		$90	$(51)	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Earnings Per Share (EPS) and Dividends
EPS
Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding or vesting of restricted stock awards granted under PSEG’s stock compensation plans and upon payment of performance units or restricted stock units. For additional information on PSEG’s stock compensation plans see Note 18. Stock Based Compensation. The following table shows the effect of these stock options, performance units and restricted stock units on the weighted average number of shares outstanding used in calculating diluted EPS:

	Years Ended December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator:
(Millions)
Net Income	$1,574	$1,574	$887	$887	$1,679	$1,679
EPS Denominator:
(Millions)
Weighted Average Common Shares Outstanding	505	505	505	505	505	505
Effect of Stock Based Compensation Awards	—	2	—	3	—	3
Total Shares	505	507	505	508	505	508
EPS:
Net Income	$3.12	$3.10	$1.76	$1.75	$3.32	$3.30

There were approximately 0.4 million and 0.5 million stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect for the years ended December 31, 2016 and 2015, respectively.
For additional information on all the types of long-term incentive awards, see Note 18. Stock Based Compensation.
Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2017	2016	2015
Per Share	$1.72	$1.64	$1.56
in Millions	$870	$830	$789

On February 20, 2018, PSEG’s Board of Directors approved a $0.45 per share common stock dividend for the first quarter of 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
PSE&G
PSE&G earns revenues from its tariffs, under which it provides electric transmission and electric and gas distribution services to residential, commercial and industrial customers in New Jersey. The rates charged for electric transmission are regulated by FERC while the rates charged for electric and gas distribution are regulated by the BPU. Revenues are also earned from several other activities such as solar investments, sundry sales, the appliance service business, wholesale transmission services and other miscellaneous services.
Power
Power earns revenues by selling energy, capacity and ancillary services on a wholesale basis under contract to power marketers and to load serving entities and by bidding energy, capacity and ancillary services into the markets for these products. A significant portion of Power’s revenue is obtained from the various ISOs in which Power operates. The ISOs act similarly to a clearing house for all of its members in that all revenues paid out are collected from market participants based on their consumption of energy and energy-related products. Power also enters into bilateral contracts for energy, capacity, FTRs, gas, emission allowances and other energy-related contracts to optimize the value of its portfolio of generating assets and its electric and gas supply obligations.
Other
This category includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2017
Operating Revenues	$6,234	$3,930	$466	$(1,546)	$9,084
Depreciation and Amortization	685	1,268	33	—	1,986
Operating Income (Loss)	1,752	(359)	36	—	1,429
Income from Equity Method Investments	—	14	—	—	14
Interest Income	24	3	5	(2)	30
Interest Expense	303	50	40	(2)	391
Income (Loss) before Income Taxes	1,536	(250)	(18)	—	1,268
Income Tax Expense (Benefit)	563	(729)	(140)	—	(306)
Net Income (Loss)	973	479	122	—	1,574
Gross Additions to Long-Lived Assets	$2,919	$1,231	$40	$—	$4,190
As of December 31, 2017
Total Assets	$28,554	$12,418	$2,666	$(922)	$42,716
Investments in Equity Method Subsidiaries	$—	$87	$—	$—	$87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2016
Operating Revenues	$6,221	$4,023	$370	$(1,553)	$9,061
Depreciation and Amortization	565	881	30	—	1,476
Operating Income (Loss)	1,614	13	(51)	—	1,576
Income from Equity Method Investments	—	11	—	—	11
Interest Income	24	4	4	(2)	30
Interest Expense	289	84	14	(2)	385
Income (Loss) before Income Taxes	1,404	(43)	(63)	—	1,298
Income Tax Expense (Benefit)	515	(61)	(43)	—	411
Net Income (Loss)	889	18	(20)	—	887
Gross Additions to Long-Lived Assets	$2,816	$1,343	$40	$—	$4,199
As of December 31, 2016
Total Assets	$26,288	$12,193	$2,373	$(784)	$40,070
Investments in Equity Method Subsidiaries	$—	$102	$—	$—	$102

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2015
Operating Revenues	$6,636	$4,928	$462	$(1,611)	$10,415
Depreciation and Amortization	892	291	31	—	1,214
Operating Income (Loss)	1,462	1,430	70	—	2,962
Income from Equity Method Investments	—	14	(2)	—	12
Interest Income	25	2	33	(29)	31
Interest Expense	280	121	21	(29)	393
Income (Loss) before Income Taxes	1,257	1,367	56	—	2,680
Income Tax Expense (Benefit)	470	511	20	—	1,001
Net Income (Loss)	787	856	36	—	1,679
Gross Additions to Long-Lived Assets	$2,692	$1,117	$54	$—	$3,863
As of December 31, 2015
Total Assets	$23,677	$12,250	$2,810	$(1,202)	$37,535
Investments in Equity Method Subsidiaries	$—	$119	$—	$—	$119

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2017	2016	2015
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$1,580	$1,587	$1,630
Administrative Billings from Services (B)	331	312	274
Total Billings from Affiliates	$1,911	$1,899	$1,904

	Years Ended December 31,
Related Party Transactions	2017	2016
	Millions
Receivables from PSEG (C)	$—	$76
Payable to Power (A)	$221	$193
Payable to Services (B)	78	67
Payable to PSEG (C)	$41	$—
Accounts Payable—Affiliated Companies	$340	$260
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$91	$130

Power
The financial statements for Power include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2017	2016	2015
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$1,580	$1,587	$1,630
Billings from Affiliates:
Administrative Billings from Services (B)	$168	$179	$187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
Related Party Transactions	2017	2016
	Millions
Receivable from PSE&G (A)	$221	$193
Receivable from PSEG (C)	—	12
Accounts Receivable—Affiliated Companies	$221	$205
Payable to Services (B)	$28	$25
Payable to PSEG (C)	29	—
Accounts Payable—Affiliated Companies	$57	$25
Short-Term Loan due (to) from Affiliate (E)	$(281)	$87
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$52	$77

(A)
PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process. The rates in the BGS and BGSS contracts are prescribed by the BPU. In addition, Power and PSE&G provide certain technical services for each other generally at cost in compliance with FERC and BPU affiliate rules.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Selected Quarterly Data (Unaudited)
The information shown in the following tables, in the opinion of PSEG, PSE&G and Power includes all adjustments, consisting only of normal recurring accruals, necessary to fairly present such amounts.

	Quarter Ended
	March 31,		June 30,		September 30,		December 31, (A)
	2017	2016	2017	2016	2017	2016	2017	2016
PSEG Consolidated:	Millions, except per share data
Operating Revenues	$2,592	$2,616	$2,133	$1,905	$2,263	$2,450	$2,096	$2,090
Operating Income (Loss)	$178	$827	$196	$347	$693	$577	$362	$(175)
Net Income (Loss)	$114	$471	$109	$187	$395	$327	$956	$(98)
Earnings Per Share:
Basic:
Net Income (Loss)	$0.23	$0.93	$0.22	$0.37	$0.78	$0.65	$1.89	$(0.19)
Diluted:
Net Income (Loss)	$0.22	$0.93	$0.22	$0.37	$0.78	$0.64	$1.88	$(0.19)
Weighted Average Common Shares Outstanding:
Basic	505	505	505	505	505	505	505	505
Diluted	508	508	507	508	507	508	508	508

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
PSE&G:	Millions
Operating Revenues	$1,812	$1,712	$1,368	$1,350	$1,509	$1,684	$1,545	$1,475
Operating Income	$521	$462	$379	$333	$459	$450	$393	$369
Net Income	$299	$262	$208	$179	$246	$255	$220	$193

	Quarter Ended
	March 31,		June 30,		September 30,		December 31, (A)
	2017	2016	2017	2016	2017	2016	2017	2016
Power:	Millions
Operating Revenues	$1,284	$1,313	$929	$714	$873	$1,075	$844	$921
Operating Income (Loss)	$(303)	$343	$(187)	$(12)	$213	$238	$(82)	$(556)
Net Income (Loss)	$(170)	$192	$(97)	$(11)	$136	$139	$610	$(302)

(A)
The increases in Operating Income at PSEG consolidated and Power in the fourth quarter 2017 as compared to the same quarter in 2016 were primarily due to higher costs in 2016 related to closing the coal/gas Hudson and Mercer units, which were fully depreciated as of June 1, 2017. The increases in Net Income at PSEG consolidated and Power in the fourth quarter 2017 as compared to the same quarter in 2016 also includes the impact of the remeasurement of deferred tax balances resulting from the enactment of new tax legislation in December 2017. See Note 20. Income Taxes for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26. Guarantees of Debt
Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries, as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2017
Operating Revenues	$—	$3,891	$174	$(135)	$3,930
Operating Expenses	8	4,221	195	(135)	4,289
Operating Income (Loss)	(8)	(330)	(21)	—	(359)
Equity Earnings (Losses) of Subsidiaries	567	60	14	(627)	14
Other Income	98	257	2	(144)	213
Other Deductions	(24)	(32)	—	—	(56)
Other-Than-Temporary Impairments	—	(12)	—	—	(12)
Interest Expense	(128)	(49)	(17)	144	(50)
Income Tax Benefit (Expense)	(26)	588	167	—	729
Net Income (Loss)	$479	$482	$145	$(627)	$479
Comprehensive Income (Loss)	$518	$529	$145	$(674)	$518
As of December 31, 2017
Current Assets	$4,327	$1,500	$200	$(4,686)	$1,341
Property, Plant and Equipment, net	54	5,778	2,764	—	8,596
Investment in Subsidiaries	4,844	404	—	(5,248)	—
Noncurrent Assets	100	2,349	110	(78)	2,481
Total Assets	$9,325	$10,031	$3,074	$(10,012)	$12,418
Current Liabilities	$689	$3,586	$1,846	$(4,686)	$1,435
Noncurrent Liabilities	533	1,966	459	(78)	2,880
Long-Term Debt	2,136	—	—	—	2,136
Member’s Equity	5,967	4,479	769	(5,248)	5,967
Total Liabilities and Member’s Equity	$9,325	$10,031	$3,074	$(10,012)	$12,418
Year Ended December 31, 2017
Net Cash Provided By (Used In) Operating Activities	$(42)	$1,185	$238	$(55)	$1,326
Net Cash Provided By (Used In) Investing Activities	$506	$(448)	$(525)	$(765)	$(1,232)
Net Cash Provided By (Used In) Financing Activities	$(464)	$(736)	$307	$820	$(73)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2016
Operating Revenues	$—	$3,971	$173	$(121)	$4,023
Operating Expenses	8	3,962	161	(121)	4,010
Operating Income (Loss)	(8)	9	12	—	13
Equity Earnings (Losses) of Subsidiaries	36	(3)	11	(33)	11
Other Income	71	120	—	(89)	102
Other Deductions	(18)	(39)	—	—	(57)
Other-Than-Temporary Impairments	—	(28)	—	—	(28)
Interest Expense	(115)	(40)	(18)	89	(84)
Income Tax Benefit (Expense)	52	(11)	20	—	61
Net Income (Loss)	$18	$8	$25	$(33)	$18
Comprehensive Income (Loss)	$47	$50	$25	$(75)	$47
As of December 31, 2016
Current Assets	$4,412	$1,593	$152	$(4,697)	$1,460
Property, Plant and Equipment, net	55	6,145	2,320	—	8,520
Investment in Subsidiaries	4,249	344	—	(4,593)	—
Noncurrent Assets	168	2,016	129	(100)	2,213
Total Assets	$8,884	$10,098	$2,601	$(9,390)	$12,193
Current Liabilities	$171	$3,752	$1,454	$(4,697)	$680
Noncurrent Liabilities	532	2,398	502	(100)	3,332
Long-Term Debt	2,382	—	—	—	2,382
Member’s Equity	5,799	3,948	645	(4,593)	5,799
Total Liabilities and Member’s Equity	$8,884	$10,098	$2,601	$(9,390)	$12,193
Year Ended December 31, 2016
Net Cash Provided By (Used In) Operating Activities	$97	$1,442	$323	$(607)	$1,255
Net Cash Provided By (Used In) Investing Activities	$60	$(707)	$(789)	$289	$(1,147)
Net Cash Provided By (Used In) Financing Activities	$(157)	$(736)	$466	$318	$(109)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2015
Operating Revenues	$—	$4,883	$179	$(134)	$4,928
Operating Expenses	12	3,451	169	(134)	3,498
Operating Income (Loss)	(12)	1,432	10	—	1,430
Equity Earnings (Losses) of Subsidiaries	906	(4)	14	(902)	14
Other Income	48	174	—	(53)	169
Other Deductions	(27)	(45)	—	—	(72)
Other-Than-Temporary Impairments	—	(53)	—	—	(53)
Interest Expense	(116)	(39)	(19)	53	(121)
Income Tax Benefit (Expense)	57	(574)	6	—	(511)
Net Income (Loss)	$856	$891	$11	$(902)	$856
Comprehensive Income (Loss)	$844	$855	$11	$(866)	$844
Year Ended December 31, 2015
Net Cash Provided By (Used In) Operating Activities	$571	$2,089	$80	$(1,034)	$1,706
Net Cash Provided By (Used In) Investing Activities	$(366)	$(1,519)	$(430)	$1,314	$(1,001)
Net Cash Provided By (Used In) Financing Activities	$(205)	$(571)	$354	$(280)	$(702)

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
Internal Controls
PSEG, PSE&G and Power
We have conducted assessments of our internal control over financial reporting as of December 31, 2017, as required by Section 404 of the Sarbanes-Oxley Act, using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO.” Managements’ reports on PSEG’s, PSE&G’s and Power’s internal control over financial reporting are included on pages 181, 182 and 183, respectively. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of PSEG’s internal control over financial reporting is included on page 184. Management has concluded that internal control over financial reporting is effective as of December 31, 2017.
We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
Based on the assessment performed, management has concluded that PSEG’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSEG’s financial reporting and the preparation of its financial statements as of December 31, 2017 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2017.
PSEG’s external auditors, Deloitte & Touche LLP, have audited PSEG’s financial statements for the year ended December 31, 2017 included in this annual report on Form 10-K and, as part of that audit, have issued a report on the effectiveness of PSEG’s internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ RALPH IZZO
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 26, 2018

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
Based on the assessment performed, management has concluded that PSE&G’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSE&G’s financial reporting and the preparation of its financial statements as of December 31, 2017 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2017.

/s/ RALPH IZZO
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 26, 2018

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
Based on the assessment performed, management has concluded that Power’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of Power’s financial reporting and the preparation of its financial statements as of December 31, 2017 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2017.

/s/ RALPH IZZO
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Public Service Enterprise Group Incorporated
Newark, New Jersey
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Public Service Enterprise Group Incorporated and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements and the consolidated financial statement schedule listed in the Index at Item 15(B)(a) as of and for the year ended December 31, 2017 of the Company, and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting - PSEG. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 26, 2018

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Executive Officers
PSEG
The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I. Executive Officers of the Registrant (PSEG).
PSE&G and Power
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.
Directors
PSEG
The information required by Item 10 of Form 10-K with respect to (i) present directors of PSEG who are nominees for election as directors at PSEG’s 2018 Annual Meeting of Stockholders, (ii) the director nomination process, and (iii) the composition of the Audit Committee of the Board, is set forth under the headings “Nominees and Election-Board Composition and Individual Qualifications,” “Nominees and Election-Nomination Process,” and “Corporate Governance-Board Committee Responsibilities-Audit Committee,” respectively, in PSEG’s definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 12, 2018 and which information set forth under said heading is incorporated herein by this reference thereto.
PSE&G and Power
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.
Standards of Conduct
Our Standards of Conduct (Standards) is a code of ethics applicable to us and our subsidiaries. The Standards are an integral part of our business conduct compliance program and embody our commitment to conduct operations in accordance with the highest legal and ethical standards. The Standards apply to all of our directors and employees (including PSE&G’s, Power’s, Energy Holdings’ and Services’ respective principal executive officer, principal financial officer, principal accounting officer or Controller and persons performing similar functions). Each such person is responsible for understanding and complying with the Standards. The Standards are posted on our website, www.pseg.com/info/investors/governance/document.jsp. We will send you a copy on request.
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
We will post on our website, www.pseg.com/info/investors/governance/document.jsp:

•	Any amendment (other than one that is technical, administrative or non-substantive) that we adopt to our Standards; and

•	Any grant by us of a waiver from the Standards that applies to any director or executive officer and that relates to any element enumerated by the SEC.
In 2017, we did not grant any waivers to the Standards.
Section 16(a) Beneficial Ownership Reporting Compliance
PSEG
The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” in

PSEG’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the SEC on or about March 12, 2018 and which information set forth under said heading is incorporated herein by this reference thereto.
Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
PSEG
The information required by Item 11 of Form 10-K is set forth in PSEG’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 12, 2018 and such information set forth under such heading is incorporated herein by this reference thereto.
Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
PSEG
The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading “Security Ownership of Directors, Management and Certain Beneficial Owners” in PSEG’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 12, 2018 and such information set forth under such heading is incorporated herein by this reference thereto.
For information relating to securities authorized for issuance under equity compensation plans, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE
PSEG
The information required by Item 13 of Form 10-K is set forth under the heading “Corporate Governance—Transactions with Related Persons” in PSEG’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 12, 2018 and such information set forth under such heading is incorporated herein by this reference thereto.
Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is set forth under the heading “Fees Billed by Deloitte & Touche LLP for 2017 and 2016” in PSEG’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 12, 2018. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) The following Financial Statements are filed as a part of this report:

a.
Public Service Enterprise Group Incorporated’s Consolidated Balance Sheets as of December 31, 2017 and 2016 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Stockholders’ Equity for the three years ended December 31, 2017 on pages 77 through 82.

b.
Public Service Electric and Gas Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Common Stockholder’s Equity for the three years ended December 31, 2017 on pages 83 through 88.

c.
PSEG Power LLC’s Consolidated Balance Sheets as of December 31, 2017 and 2016 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Capitalization and Member’s Equity for the three years ended December 31, 2017 on pages 89 through 94.

(B) The following documents are filed as a part of this report:

a.	PSEG’s Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2017 (page 193).

b.	PSE&G’s Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2017 (page 193).

c.	Power’s Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2017 (page 193).

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

10a(1)	Supplemental Executive Retirement Income Plan, dated July 10, 2017(7)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, dated July 10, 2017(8)

LIST OF EXHIBITS:

10a(3)	Employment Agreement with William Levis dated December 8, 2006(9)
10a(4)	Amended and Restated 2007 Equity Compensation Plan for Outside Directors, effective July 19, 2011(10)
10a(5)	Deferred Compensation Plan for Directors, amended January 1, 2018
10a(6)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011(11)
10a(7)	1989 Long-Term Incentive Plan, as amended(12)
10a(8)	2001 Long-Term Incentive Plan(13)
10a(9)	Senior Management Incentive Compensation Plan(14)
10a(10)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, Amended effective November 20, 2017
10a(11)	Severance Agreement with Ralph Izzo dated December 16, 2008(15)
10a(12)	Stock Plan for Outside Directors, as amended(16)
10a(13)	Compensation Plan for Outside Directors(17)
10a(14)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(18)
10a(15)	Form of Agreement for Advancement of Expenses with Outside Directors(19)
10a(16)	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011(20)
10a(17)	Amendment to Employment Agreement with William Levis, dated September 19, 2011(21)
10a(18)	Agreement with Tamara L. Linde dated June 18, 2014(22)
10a(19)	Agreement with Daniel J. Cregg dated September 22, 2015(23)
10a(20)	Clawback Practice, effective February 20, 2018
10a(21)	Agreement with Ralph LaRossa dated June 21, 2017
10a(22)	Agreement with Derek M. DiRisio dated July 15, 2014
12	Computation of Ratios of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1934 Act)
31a	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32a	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
b.	PSE&G
3a(1)	Restated Certificate of Incorporation of PSE&G(24)
3a(2)
Certificate of Amendment of Certificate of Restated Certificate of Incorporation of PSE&G filed February 18, 1987 with the State of New Jersey adopting limitations of liability provisions in accordance with an amendment to New Jersey Business Corporation Act(25)

3a(3)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed June 17, 1992 with the State of New Jersey, establishing the 7.44% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(26)

3a(4)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed March 11, 1993 with the State of New Jersey, establishing the 5.97% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(27)

3a(5)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed January 27, 1994 with the State of New Jersey, establishing the 6.92% Cumulative Preferred Stock ($100 Par) and the 6.75% Cumulative Preferred Stock ($25 Par) as a series of Preferred Stock(28)

LIST OF EXHIBITS:

3b(1)	By-Laws of PSE&G as in effect April 17, 2007(29)
4a(1)
Indenture between PSE&G and Fidelity Union Trust Company (now, Wachovia Bank, National Association), as Trustee, dated August 1, 1924(30), securing First and Refunding Mortgage Bond and Supplemental Indentures between PSE&G and U.S. Bank National Association, successor, as Trustee, supplemental to Exhibit 4a(1), dated as follows:

4a(2)	June 1, 1937(31)
4a(3)	July 1, 1937(32)
4a(4)	March 1, 1942(33)
4a(5)	June 1, 1991 (No. 1)(34)
4a(6)	July 1, 1993(35)
4a(7)	August 1, 2004 (No. 4)(36)
4a(8)	April 1, 2007(37)
4a(9)	May 1, 2012(38)
4a(10)	June 1, 2012(39)
4a(11)	May 1, 2013(40)
4a(12)	August 1, 2014(41)
4a(13)	May 1, 2015(42)
4a(14)	September 1, 2016(43)
4b	Indenture of Trust between PSE&G and Chase Manhattan Bank (National Association) (The Bank of New York Mellon, successor), as Trustee, providing for Secured Medium-Term Notes dated July 1, 1993(44)
4c
Indenture dated as of December 1, 2000 between Public Service Electric and Gas Company and First Union National Bank (U.S. Bank National Association, successor), as Trustee, providing for Senior Debt Securities(45)

10a(1)	Supplemental Executive Retirement Income Plan, dated July 10, 2017(7)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, dated July 10, 2017(8)
10a(3)	Amended and Restated 2007 Equity Compensation Plan for Outside Directors, effective July 19, 2011(10)
10a(4)	Deferred Compensation Plan for Directors, amended January 1, 2018
10a(5)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011(11)
10a(6)	1989 Long-Term Incentive Plan, as amended(12)
10a(7)	2001 Long-Term Incentive Plan(13)
10a(8)	Senior Management Incentive Compensation Plan(14)
10a(9)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, Amended effective November 20, 2017
10a(10)	Severance Agreement with Ralph Izzo dated December 16, 2008(15)
10a(11)	Stock Plan for Outside Directors, as amended(16)
10a(12)	Compensation Plan for Outside Directors(17)
10a(13)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(18)
10a(14)	Form of Agreement for Advancement of Expenses with Outside Directors(46)
10a(15)	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011(20)
10a(16)	Agreement with Tamara L. Linde dated June 18, 2014(22)
10a(17)	Agreement with Daniel J. Cregg dated September 22, 2015(23)
10a(18)	Clawback Practice, effective February 20, 2018
12a	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements
23a	Consent of Independent Registered Public Accounting Firm
31b	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
31c	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32b	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32c	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

LIST OF EXHIBITS:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
c.	Power:
3a	Certificate of Formation of PSEG Power LLC(47)
3b	PSEG Power LLC Limited Liability Company Agreement(48)
4a
Indenture dated April 16, 2001 between and among PSEG Power, PSEG Fossil, PSEG Nuclear, PSEG Energy Resources & Trade and The Bank of New York Mellon and form of Subsidiary Guaranty included therein(49)

4b	First Supplemental Indenture, supplemental to Exhibit 4a, dated as of March 13, 2002(50)
10a(1)	Supplemental Executive Retirement Income Plan, dated July 10, 2017(7)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, dated July 10, 2017(8)
10a(3)	Employment Agreement with William Levis dated December 8, 2006(9)
10a(4)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011(11)
10a(5)	1989 Long-Term Incentive Plan, as amended(12)
10a(6)	2001 Long-Term Incentive Plan(13)
10a(7)	Senior Management Incentive Compensation Plan(14)
10a(8)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, Amended effective November 20, 2017
10a(9)	Severance Agreement with Ralph Izzo dated December 16, 2008(15)
10a(10)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(18)
10a(11)	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011(20)
10a(12)	Amendment to Employment Agreement with William Levis, dated September 19, 2011(21)
10a(13)	Agreement with Tamara L. Linde dated June 18, 2014(22)
10a(14)	Agreement with Daniel J. Cregg dated September 22, 2015(23)
10a(15)	Clawback Practice, effective February 20, 2018
10a(16)	Agreement with Ralph LaRossa dated June 21, 2017
12b	Computation of Ratio of Earnings to Fixed Charges
23b	Consent of Independent Registered Public Accounting Firm
31d	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
31e	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32d	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32e	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

(1)	Filed as Exhibit 3.1a with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120, on May 4, 2007 and incorporated herein by this reference.

(2)	Filed as Exhibit 3.1b with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120, on May 4, 2007 and incorporated herein by this reference.

(3)	Filed as Exhibit 3.1c with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120, on May 4, 2007 and incorporated herein by this reference.

(4)	Filed as Exhibit 99.1 with Current Report on Form 8-K, File No. 001-09120, on December 16, 2015 and incorporated herein by this reference.

(5)	Filed as Exhibit 4(f) with Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 001-09120, on May 13, 1998 and incorporated herein by this reference.

(6)	Filed as Exhibit 4(f) to the Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09120, on February 23, 1999 and incorporated herein by this reference

(7)	Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 001-09120, on July 28, 2017 and incorporated herein by this reference.

(8)	Filed as Exhibit 10.2 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 001-09120, on July 28, 2017 and incorporated herein by this reference.

(9)	Filed as Exhibit 10a(4) with Annual Report on Form 10-K for the year ended December 31, 2007, File Nos. 001-09120 on February 28, 2008 and 000-49614, and incorporated herein by reference.

(10)	Filed as Exhibit 10.5 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-09120, on November 1, 2011 and incorporated herein by this reference.

(11)	Filed as Exhibit 10a(7) with Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-09120, on February 27, 2012 and incorporated herein by this reference.

(12)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 001-09120, on November 4, 2002 and incorporated herein by this reference.

(13)	Filed as Exhibit 10a(7) with Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-09120, on March 6, 2001 and incorporated herein by this reference.

(14)	Filed as Exhibit 10a(11) with Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09120, on February 26, 2009 and incorporated herein by this reference.

(15)	Filed as Exhibit 99 with Current Report on Form 8-K, File Nos. 001-09120, 000-49614 and 001-00973, on December 22, 2008 and incorporated herein by this reference.

(16)	Filed as Exhibit 10a(17) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.

(17)	Filed as Exhibit 10a(20) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.

(18)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 001-09120, on May 1, 2013 and incorporated herein by reference.

(19)	Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120, on February 19, 2009 and incorporated herein by this reference.

(20)	Filed as Exhibit 10a(19) with Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-09120, on February 27, 2012.

(21)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-09120, on November 1, 2011 and incorporated herein by reference.

(22)	Filed as Exhibit 10a with Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-09120, on February 26, 2015.

(23)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-09120, on October 30, 2015.

(24)	Filed as Exhibit 3(a) with Quarterly Report on Form 10-Q for the quarter ended June 30, 1986, File No. 001-00973, on August 28, 1986 and incorporated herein by this reference.

(25)	Filed as Exhibit 3a(2) with Annual Report on Form 10-K for the year ended December 31, 1987, File No. 001-00973, on March 28, 1988 and incorporated herein by this reference.

(26)	Filed as Exhibit 3a(3) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(27)	Filed as Exhibit 3a(4) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(28)	Filed as Exhibit 3a(5) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(29)	Filed as Exhibit 3.3 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-00973, on May 4, 2007 and incorporated herein by this reference.

(30)	Filed as Exhibit 4b(1) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973, on February 18, 1981 and incorporated herein by this reference.

(31)	Filed as Exhibit 4b(3) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973, on February 18, 1981 and incorporated herein by this reference.

(32)	Filed as Exhibit 4b(4) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973, on February 18, 1981 and incorporated herein by this reference.

(33)	Filed as Exhibit 4b(6) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973, on February 18, 1981 and incorporated herein by this reference.

(34)	Filed as Exhibit 4 on Form 8-A, File No. 001-00973, on June 1, 1991 and incorporated herein by this reference.

(35)	Filed as Exhibit 4(i) on Form 8-A, File No. 001-00973, on December 1, 1993 and incorporated herein by this reference.

(36)	Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973, on March 1, 2005 and incorporated herein by this reference.

(37)	Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-00973, on February 28, 2008 and incorporated herein by this reference.

(38)	Filed as Exhibit 4a(32) with Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-00973, on February 26, 2013.

(39)	Filed as Exhibit 4a(33) with Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-00973, on February 26, 2013.

(40)	Filed as Exhibit 4 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-00973, on July 30, 2013.

(41)	Filed as Exhibit 4a(22) with Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 001-09120, on October 30, 2014 and incorporated herein by reference.

(42)	Filed as Exhibit 4a(23) with Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-09120, on July 31, 2015 and incorporated herein by reference.

(43)	Filed as Exhibit 4(a)(14) with Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-00973, on February 27, 2017 and incorporated herein by reference.

(44)	Filed as Exhibit 4 with Current Report on Form 8-K, File No. 001-00973, on December 1, 1993 and incorporated herein by reference.

(45)	Filed as Exhibit 4.6 to Registration Statement on Form S-3, File No. 333-76020, filed on December 27, 2001 and incorporated herein by reference.

(46)	Filed as Exhibit 10.2 with Current Report on Form 8-K, File No. 001-00973, on February 19, 2009 and incorporated herein by reference.

(47)	Filed as Exhibit 3.1 to Registration Statement on Form S-4, No. 333-69228, filed on September 10, 2001 and incorporated herein by this reference.

(48)	Filed as Exhibit 3.2 to Registration Statement on Form S-4, No. 333-69228, filed on September 10, 2001 and incorporated herein by this reference.

(49)	Filed as Exhibit 4.1 to Registration Statement on Form S-4, No. 333-69228, filed on September 10, 2001 and incorporated herein by this reference.

(50)	Filed as Exhibit 4.7 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-49614, on May 15, 2002 and incorporated herein by this reference.

Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2017—December 31, 2015
PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Column A	Column B	Column C Additions		Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2017
Allowance for Doubtful Accounts	$68	$76	$—	$85	(A)	$59
Materials and Supplies Valuation Reserve	37	2	—	32	(C)	7
2016
Allowance for Doubtful Accounts	$67	$85	$—	$84	(A)	$68
Materials and Supplies Valuation Reserve	11	32	—	6	(B)	37
2015
Allowance for Doubtful Accounts	$52	$101	$—	$86	(A)	$67
Materials and Supplies Valuation Reserve	15	2	—	6	(B)	11

(A)	Accounts Receivable written off.

(B)	Reduce reserve to appropriate level and to remove obsolete inventory.

(C)	Hudson and Mercer inventory written off.
PUBLIC SERVICE ELECTRIC AND GAS COMPANY

Column A	Column B	Column C Additions		Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2017
Allowance for Doubtful Accounts	$68	$76	$—	$85	(A)	$59
Materials and Supplies Valuation Reserve	—	—	—	—		—
2016
Allowance for Doubtful Accounts	$67	$85	$—	$84	(A)	$68
Materials and Supplies Valuation Reserve	1	—	—	1	(B)	—
2015
Allowance for Doubtful Accounts	$52	$101	$—	$86	(A)	$67
Materials and Supplies Valuation Reserve	2	—	—	1	(B)	1

(A)	Accounts Receivable written off.

(B)	Reduce reserve to appropriate level and to remove obsolete inventory.
PSEG POWER LLC

Column A	Column B	Column C Additions		Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
			Millions
2017
Materials and Supplies Valuation Reserve	$37	$2	$—	$32	(A)	$7
2016
Materials and Supplies Valuation Reserve	$10	$32	$—	$5	(B)	$37
2015
Materials and Supplies Valuation Reserve	$13	$2	$—	$5	(B)	$10

(A)	Hudson and Mercer inventory written off.

(B)	Reduce reserve to appropriate level and to remove obsolete inventory.

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Term Phrase/Description

Base load	Minimum amount of electric power delivered or required over a given period of time at a constant rate, this is the level of demand that is seen as a minimum during a 24-hour day
BGS	Basic Generation Service
PSE&G is required to provide BGS for all customers in New Jersey who are not supplied by a third-party supplier.
BGS-RSCP	Basic Generation Service-Residential Small Commercial Product
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

Term Phrase/Description

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

Regulatory Asset	Costs deferred by a regulated utility company in accordance with Accounting Standards Codification Topic 980: Regulated operations (ASC 980)
Regulatory Liability	Costs recognized by a regulated utility company in accordance with ASC 980
RPM	Reliability Pricing Model (PJM market)

A process for pricing generation capacity based on overall system reliability requirements; using multi-year forward auctions, participants could bid capacity in the form of generation, demand response, or transmission to meet reliability needs by location and/or an ISO market

SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
Tax Act
Comprehensive tax legislation, Public Law 115-97, enacted by the U.S. government in December 2017, which, among other things, decreased the statutory U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018, and made certain changes to bonus depreciation rules.

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
Date: February 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO	Chairman of the Board, President, Chief Executive Officer and	February 26, 2018
Ralph Izzo	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer	February 26, 2018
Daniel J. Cregg	(Principal Financial Officer)

/s/ STUART J. BLACK	Vice President and Controller	February 26, 2018
Stuart J. Black	(Principal Accounting Officer)

/s/ WILLIE A. DEESE	Director	February 26, 2018
Willie A. Deese

/s/ ALBERT R. GAMPER, JR.	Director	February 26, 2018
Albert R. Gamper, Jr.

/s/ WILLIAM V. HICKEY	Director	February 26, 2018
William V. Hickey

/s/ SHIRLEY ANN JACKSON	Director	February 26, 2018
Shirley Ann Jackson

/s/ DAVID LILLEY	Director	February 26, 2018
David Lilley

/s/ BARRY H. OSTROWSKY	Director	February 26, 2018
Barry H. Ostrowsky

/s/ THOMAS A. RENYI	Director	February 26, 2018
Thomas A. Renyi

/s/ HAK CHEOL SHIN	Director	February 26, 2018
Hak Cheol Shin

/s/ RICHARD J. SWIFT	Director	February 26, 2018
Richard J. Swift

/s/ SUSAN TOMASKY	Director	February 26, 2018
Susan Tomasky

/s/ ALFRED W. ZOLLAR	Director	February 26, 2018
Alfred W. Zollar

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

By:	/s/ DAVID M. DALY
David M. Daly
President and Chief Operating Officer

Date: February 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO	Chairman of the Board and Chief Executive Officer and	February 26, 2018
Ralph Izzo	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer	February 26, 2018
Daniel J. Cregg	(Principal Financial Officer)

/s/ STUART J. BLACK	Vice President and Controller	February 26, 2018
Stuart J. Black	(Principal Accounting Officer)

/s/ ALBERT R. GAMPER, JR.	Director	February 26, 2018
Albert R. Gamper Jr.

/s/ SHIRLEY ANN JACKSON	Director	February 26, 2018
Shirley Ann Jackson

/s/ RICHARD J. SWIFT	Director	February 26, 2018
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

Date: February 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO	Chairman of the Board and Chief Executive Officer and	February 26, 2018
Ralph Izzo	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer and	February 26, 2018
Daniel J. Cregg	Director (Principal Financial Officer)

/s/ STUART J. BLACK	Vice President and Controller	February 26, 2018
Stuart J. Black	(Principal Accounting Officer)

/s/ DEREK M. DIRISIO	Director	February 26, 2018
Derek M. DiRisio

/s/ RALPH LAROSSA	Director	February 26, 2018
Ralph LaRossa

/s/ TAMARA L. LINDE	Director	February 26, 2018
Tamara L. Linde

/s/ MARGARET M. PEGO	Director	February 26, 2018
Margaret M. Pego