Form 10-Q
period 2018-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2018-04-30
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 17, 2018, Public Service Enterprise Group Incorporated had outstanding 505,217,435 shares of its sole class of Common Stock, without par value.
As of April 17, 2018, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
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

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this report about our and our subsidiaries’ future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in filings we make with the United States Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K and subsequent reports on Form 10-Q and Form 8-K. These factors include, but are not limited to:

•	fluctuations in wholesale power and natural gas markets, including the potential impacts on the economic viability of our generation units;

•	our ability to obtain adequate fuel supply;

•	any inability to manage our energy obligations with available supply;

•	increases in competition in wholesale energy and capacity markets;

•	changes in technology related to energy generation, distribution and consumption and customer usage patterns;

•	economic downturns;

•	third-party credit risk relating to our sale of generation output and purchase of fuel;

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in funding requirements;

•	changes in state and federal legislation and regulations;

•	the impact of pending and any future rate case proceedings;

•	regulatory, financial, environmental, health and safety risks associated with our ownership and operation of nuclear facilities;

•	adverse changes in energy industry laws, policies and regulations, including market structures and transmission planning;

•	changes in federal and state environmental regulations and enforcement;

•	delays in receipt of, or an inability to receive, necessary licenses and permits;

•	adverse outcomes of any legal, regulatory or other proceeding, settlement, investigation or claim applicable to us and/or the energy industry;

•	changes in tax laws and regulations;

•	the impact of our holding company structure on our ability to meet our corporate funding needs, service debt and pay dividends;

•	lack of growth or slower growth in the number of customers or changes in customer demand;

•	any inability of Power to meet its commitments under forward sale obligations;

•	reliance on transmission facilities that we do not own or control and the impact on our ability to maintain adequate transmission capacity;

•	any inability to successfully develop or construct generation, transmission and distribution projects;

•	any equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers;

•	our inability to exercise control over the operations of generation facilities in which we do not maintain a controlling interest;

ii

•	any inability to recover the carrying amount of our long-lived assets and leveraged leases;

•	any inability to maintain sufficient liquidity;

•	any inability to realize anticipated tax benefits or retain tax credits;

•	challenges associated with recruitment and/or retention of key executives and a qualified workforce;

•	the impact of our covenants in our debt instruments on our operations; and

•	the impact of acts of terrorism, cybersecurity attacks or intrusions.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
OPERATING REVENUES	$2,818	$2,591
OPERATING EXPENSES
Energy Costs	952	868
Operation and Maintenance	754	717
Depreciation and Amortization	280	828
Total Operating Expenses	1,986	2,413
OPERATING INCOME	832	178
Income from Equity Method Investments	2	3
Net Gains (Losses) on Trust Investments	(22)	28
Other Income (Deductions)	32	32
Non-Operating Pension and OPEB Credits (Costs)	19	—
Interest Expense	(103)	(98)
INCOME BEFORE INCOME TAXES	760	143
Income Tax Expense	(202)	(29)
NET INCOME	$558	$114
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	505
DILUTED	507	508
NET INCOME PER SHARE:
BASIC	$1.11	$0.23
DILUTED	$1.10	$0.22
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.45	$0.43

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
NET INCOME	$558	$114
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $9 and $(16) for 2018 and 2017, respectively	(14)	15
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(3) and $(4) for 2018 and 2017, respectively	8	6
Other Comprehensive Income (Loss), net of tax	(6)	21
COMPREHENSIVE INCOME	$552	$135

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$118	$313
Accounts Receivable, net of allowances of $62 in 2018 and $59 in 2017	1,320	1,348
Tax Receivable	121	127
Unbilled Revenues	196	296
Fuel	162	289
Materials and Supplies, net	574	577
Prepayments	114	118
Derivative Contracts	43	29
Regulatory Assets	139	211
Other	19	4
Total Current Assets	2,806	3,312
PROPERTY, PLANT AND EQUIPMENT	42,033	41,231
Less: Accumulated Depreciation and Amortization	(9,628)	(9,434)
Net Property, Plant and Equipment	32,405	31,797
NONCURRENT ASSETS
Regulatory Assets	3,208	3,222
Long-Term Investments	938	932
Nuclear Decommissioning Trust (NDT) Fund	2,051	2,133
Long-Term Receivable of Variable Interest Entity (VIE)	690	686
Rabbi Trust Fund	225	231
Goodwill	16	16
Other Intangibles	131	114
Derivative Contracts	48	7
Other	272	266
Total Noncurrent Assets	7,579	7,607
TOTAL ASSETS	$42,790	$42,716

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2018	December 31, 2017
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,000	$1,000
Commercial Paper and Loans	594	542
Accounts Payable	1,295	1,694
Derivative Contracts	10	16
Accrued Interest	147	103
Accrued Taxes	173	48
Clean Energy Program	85	128
Obligation to Return Cash Collateral	136	129
Regulatory Liabilities	34	47
Other	474	461
Total Current Liabilities	3,948	4,168
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,329	5,240
Regulatory Liabilities	2,942	2,948
Asset Retirement Obligations	1,037	1,024
OPEB Costs	1,432	1,455
OPEB Costs of Servco	550	542
Accrued Pension Costs	508	537
Accrued Pension Costs of Servco	126	129
Environmental Costs	342	357
Derivative Contracts	2	5
Long-Term Accrued Taxes	176	175
Other	222	221
Total Noncurrent Liabilities	12,666	12,633
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	12,072	12,068
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2018 and 2017—534 shares	4,946	4,961
Treasury Stock, at cost, 2018—30 shares; 2017—29 shares	(816)	(763)
Retained Earnings	10,385	9,878
Accumulated Other Comprehensive Loss	(411)	(229)
Total Stockholders’ Equity	14,104	13,847
Total Capitalization	26,176	25,915
TOTAL LIABILITIES AND CAPITALIZATION	$42,790	$42,716

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$558	$114
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	280	828
Amortization of Nuclear Fuel	50	54
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	24	26
Provision for Deferred Income Taxes (Other than Leases) and ITC	76	(85)
Non-Cash Employee Benefit Plan Costs	17	23
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	4	(15)
Net (Gain) Loss on Lease Investments	—	32
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(119)	(5)
Net Change in Regulatory Assets and Liabilities	(6)	(60)
Cost of Removal	(38)	(24)
Net (Gains) Losses and (Income) Expense from NDT Fund	12	(23)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	6	69
Accrued Taxes	125	143
Margin Deposit	25	(4)
Other Current Assets and Liabilities	160	163
Employee Benefit Plan Funding and Related Payments	(36)	(28)
Other	2	(11)
Net Cash Provided By (Used In) Operating Activities	1,140	1,197
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,053)	(1,062)
Purchase of Emissions Allowances and RECs	(17)	(15)
Proceeds from Sales of Trust Investments	397	298
Purchases of Trust Investments	(407)	(307)
Other	7	7
Net Cash Provided By (Used In) Investing Activities	(1,073)	(1,079)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	52	(73)
Cash Dividends Paid on Common Stock	(227)	(218)
Other	(73)	(56)
Net Cash Provided By (Used In) Financing Activities	(248)	(347)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(181)	(229)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	315	426
Cash, Cash Equivalents and Restricted Cash at End of Period	$134	$197
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(4)	$(80)
Interest Paid, Net of Amounts Capitalized	$73	$77
Accrued Property, Plant and Equipment Expenditures	$544	$492

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
OPERATING REVENUES	$1,845	$1,826
OPERATING EXPENSES
Energy Costs	782	762
Operation and Maintenance	391	370
Depreciation and Amortization	190	171
Total Operating Expenses	1,363	1,303
OPERATING INCOME	482	523
Net Gains (Losses) on Trust Investments	—	2
Other Income (Deductions)	20	22
Non-Operating Pension and OPEB Credits (Costs)	15	(2)
Interest Expense	(81)	(75)
INCOME BEFORE INCOME TAXES	436	470
Income Tax Expense	(117)	(171)
NET INCOME	$319	$299

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
NET INCOME	$319	$299
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 and $1 for 2018 and 2017, respectively	(1)	(1)
COMPREHENSIVE INCOME	$318	$298

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$48	$242
Accounts Receivable, net of allowances of $62 in 2018 and $59 in 2017	961	882
Unbilled Revenues	196	296
Materials and Supplies	199	197
Prepayments	22	44
Regulatory Assets	139	211
Other	17	4
Total Current Assets	1,582	1,876
PROPERTY, PLANT AND EQUIPMENT	29,689	29,117
Less: Accumulated Depreciation and Amortization	(6,154)	(6,101)
Net Property, Plant and Equipment	23,535	23,016
NONCURRENT ASSETS
Regulatory Assets	3,208	3,222
Long-Term Investments	284	280
Rabbi Trust Fund	45	46
Other	120	114
Total Noncurrent Assets	3,657	3,662
TOTAL ASSETS	$28,774	$28,554

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2018	December 31, 2017
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$750	$750
Accounts Payable	613	728
Accounts Payable—Affiliated Companies	385	340
Accrued Interest	92	78
Clean Energy Program	85	128
Obligation to Return Cash Collateral	136	129
Regulatory Liabilities	34	47
Other	327	311
Total Current Liabilities	2,422	2,511
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	3,443	3,391
OPEB Costs	1,078	1,103
Accrued Pension Costs	207	226
Regulatory Liabilities	2,942	2,948
Environmental Costs	268	283
Asset Retirement Obligations	214	212
Long-Term Accrued Taxes	93	91
Other	112	114
Total Noncurrent Liabilities	8,357	8,368
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	7,843	7,841
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2018 and 2017—132 shares	892	892
Contributed Capital	1,095	1,095
Basis Adjustment	986	986
Retained Earnings	7,180	6,861
Accumulated Other Comprehensive Income	(1)	—
Total Stockholder’s Equity	10,152	9,834
Total Capitalization	17,995	17,675
TOTAL LIABILITIES AND CAPITALIZATION	$28,774	$28,554

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$319	$299
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	190	171
Provision for Deferred Income Taxes and ITC	40	160
Non-Cash Employee Benefit Plan Costs	9	13
Cost of Removal	(38)	(24)
Net Change in Regulatory Assets and Liabilities	(6)	(60)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	24	(34)
Materials and Supplies	(2)	(7)
Prepayments	22	3
Accounts Payable	(12)	(12)
Accounts Receivable/Payable—Affiliated Companies, net	40	15
Other Current Assets and Liabilities	39	40
Employee Benefit Plan Funding and Related Payments	(33)	(25)
Other	(15)	(24)
Net Cash Provided By (Used In) Operating Activities	577	515
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(750)	(748)
Proceeds from Sales of Trust Investments	5	10
Purchases of Trust Investments	(5)	(10)
Solar Loan Investments	(9)	(4)
Other	2	2
Net Cash Provided By (Used In) Investing Activities	(757)	(750)
CASH FLOWS FROM FINANCING ACTIVITIES
Other	—	(1)
Net Cash Provided By (Used In) Financing Activities	—	(1)
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(180)	(236)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	244	393
Cash, Cash Equivalents and Restricted Cash at End of Period	$64	$157
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$—	$(26)
Interest Paid, Net of Amounts Capitalized	$65	$65
Accrued Property, Plant and Equipment Expenditures	$326	$287

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
OPERATING REVENUES	$1,403	$1,269
OPERATING EXPENSES
Energy Costs	746	692
Operation and Maintenance	246	232
Depreciation and Amortization	82	650
Total Operating Expenses	1,074	1,574
OPERATING INCOME (LOSS)	329	(305)
Income from Equity Method Investments	2	3
Net Gains (Losses) on Trust Investments	(22)	19
Other Income (Deductions)	11	11
Non-Operating Pension and OPEB Credits (Costs)	4	2
Interest Expense	(7)	(16)
INCOME (LOSS) BEFORE INCOME TAXES	317	(286)
Income Tax Benefit (Expense)	(83)	116
NET INCOME (LOSS)	$234	$(170)

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
NET INCOME (LOSS)	$234	$(170)
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $8 and $(18) for 2018 and 2017, respectively	(11)	19
Pension/OPEB adjustment, net of tax (expense) benefit of $(3) and $(4) for 2018 and 2017, respectively	6	5
Other Comprehensive Income (Loss), net of tax	(5)	24
COMPREHENSIVE INCOME (LOSS)	$229	$(146)

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11	$32
Accounts Receivable	301	380
Accounts Receivable—Affiliated Companies	215	221
Fuel	162	289
Materials and Supplies, net	370	376
Derivative Contracts	43	29
Prepayments	12	11
Other	4	3
Total Current Assets	1,118	1,341
PROPERTY, PLANT AND EQUIPMENT	11,980	11,755
Less: Accumulated Depreciation and Amortization	(3,291)	(3,159)
Net Property, Plant and Equipment	8,689	8,596
NONCURRENT ASSETS
NDT Fund	2,051	2,133
Long-Term Investments	86	87
Goodwill	16	16
Other Intangibles	131	114
Rabbi Trust Fund	56	57
Derivative Contracts	48	7
Other	68	67
Total Noncurrent Assets	2,456	2,481
TOTAL ASSETS	$12,263	$12,418

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2018	December 31, 2017
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$250	$250
Accounts Payable	510	712
Accounts Payable—Affiliated Companies	69	57
Short-Term Loan from Affiliate	35	281
Derivative Contracts	10	16
Accrued Interest	43	20
Other	108	99
Total Current Liabilities	1,025	1,435
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,434	1,406
Asset Retirement Obligations	821	810
OPEB Costs	285	283
Derivative Contracts	2	5
Accrued Pension Costs	176	184
Long-Term Accrued Taxes	46	52
Other	141	140
Total Noncurrent Liabilities	2,905	2,880
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
LONG-TERM DEBT	2,137	2,136
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,320	4,911
Accumulated Other Comprehensive Loss	(352)	(172)
Total Member’s Equity	6,196	5,967
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,263	$12,418

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$234	$(170)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	82	650
Amortization of Nuclear Fuel	50	54
Provision for Deferred Income Taxes and ITC	33	(226)
Interest Accretion on Asset Retirement Obligation	10	8
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(119)	(5)
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	24	26
Non-Cash Employee Benefit Plan Costs	6	7
Net (Gains) Losses and (Income) Expense from NDT Fund	12	(23)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	133	155
Margin Deposit	25	(4)
Accounts Receivable	93	24
Accounts Payable	(89)	(18)
Accounts Receivable/Payable—Affiliated Companies, net	25	71
Other Current Assets and Liabilities	30	33
Employee Benefit Plan Funding and Related Payments	(2)	(2)
Other	(5)	—
Net Cash Provided By (Used In) Operating Activities	542	580
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(299)	(307)
Purchase of Emissions Allowances and RECs	(17)	(15)
Proceeds from Sales of Trust Investments	377	259
Purchases of Trust Investments	(389)	(268)
Short-Term Loan—Affiliated Company	—	(70)
Other	11	7
Net Cash Provided By (Used In) Investing Activities	(317)	(394)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	—	(175)
Short-Term Loan—Affiliated Company	(246)	—
Other	—	(4)
Net Cash Provided By (Used In) Financing Activities	(246)	(179)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(21)	7
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	32	11
Cash, Cash Equivalents and Restricted Cash at End of Period	$11	$18
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$2	$19
Interest Paid, Net of Amounts Capitalized	$2	$5
Accrued Property, Plant and Equipment Expenditures	$218	$205

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies
Organization
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
Basis of Presentation
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2017.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2017) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Power	Other (A)	Consolidated
	Millions
As of December 31, 2017
Cash and Cash Equivalents	$242	$32	$39	$313
Restricted Cash in Other Current Assets	—	—	—	—
Restricted Cash in Other Noncurrent Assets	2	—	—	2
Cash, Cash Equivalents and Restricted Cash	$244	$32	$39	$315
As of March 31, 2018
Cash and Cash Equivalents	$48	$11	$59	$118
Restricted Cash in Other Current Assets	14	—	—	14
Restricted Cash in Other Noncurrent Assets	2	—	—	2
Cash, Cash Equivalents and Restricted Cash	$64	$11	$59	$134

(A)	Includes amounts applicable to PSEG (parent corporation), Energy Holdings and Services.

Note 2. Recent Accounting Standards
New Standards Issued and Adopted
Revenue from Contracts With Customers—Accounting Standard Update (ASU) 2014-09, updated by ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13, 2017-14
This accounting standard, and related updates, were adopted on January 1, 2018 using the full retrospective transition method. There was no effect on net income as a result of adoption. However, certain retrospective adjustments were recorded in accordance with the new standard. At PSE&G, retrospective adjustments increased Operating Revenues by $14 million, Energy Costs by $9 million, and Operation and Maintenance (O&M) Expense by $5 million for the three months ended March 31, 2017. At Power, retrospective adjustments reduced Operating Revenues and Energy Costs by $15 million for the three months ended March 31, 2017. For disclosure requirements under this standard, including Nature of Goods and Services, Disaggregation of Revenues, and Remaining Performance Obligations under Fixed Consideration Contracts, see Note 3. Revenues.
Recognition and Measurement of Financial Assets and Financial Liabilities—ASU 2016-01
Power maintains an external master trust fund to provide for the costs of decommissioning upon termination of operations of its nuclear facilities. In addition, PSEG maintains a grantor trust which was established to meet the obligations related to its non-qualified pension plans and deferred compensation plans, commonly referred to as a “Rabbi Trust.”
This accounting standard was adopted on January 1, 2018. Under the new guidance, equity investments in Power’s Nuclear Decommissioning Trust (NDT) and PSEG’s Rabbi Trust Funds are now measured at fair value with the unrealized gains and losses recognized through Net Income instead of Other Comprehensive Income (Loss). The debt securities in these trusts continue to be classified as available-for-sale with the unrealized gains and losses recorded as a component of Accumulated Other Comprehensive Income (Loss). Realized gains and losses on both equity and available-for-sale debt security investments are recorded in earnings and are included with the unrealized gains and losses on equity securities in Net Gains (Losses) on Trust Investments. Other-than-temporary impairments on NDT and Rabbi Trust securities are also included in Net Gains (Losses) on Trust Investments. A cumulative effect adjustment was made to reclassify the net unrealized gains related to equity investments of $342 million ($176 million, net of tax) from Accumulated Other Comprehensive Income to Retained Earnings on January 1, 2018. See Note 16. Accumulated Other Comprehensive Income (Loss), Net of Tax and Note 8. Trust Investments for further discussion.
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments—ASU 2016-15
This accounting standard reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows.
PSEG adopted this standard on January 1, 2018 using a retrospective transition method and had no changes in its presentation of its Statement of Cash Flows for each period presented.
Statement of Cash Flows:  Restricted Cash—ASU 2016-18
This accounting standard was adopted on January 1, 2018. PSEG will continue the current balance sheet classification of restricted cash or restricted cash equivalents. PSEG has provided a reconciliation of cash and cash equivalents and restricted

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

cash or restricted cash equivalents and has included a description of these amounts in Note 1. Organization, Basis of Presentation and Significant Accounting Policies. The effect of adoption on the March 31, 2017 Consolidated Statements of Cash Flows was immaterial.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (OPEB)—ASU 2017-07
This accounting standard was adopted on January 1, 2018. Under the new guidance, entities are required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by their employees during the period. The other components of net benefit cost are required to be presented in the Statement of Operations separately from the service cost component after Operating Income. Additionally, only the service cost component will be eligible for capitalization, when applicable. As a result of adopting this standard, PSE&G reduced its charge to expense for the three months ended March 31, 2018 by approximately $14 million. For the three months ended March 31, 2017, the Condensed Consolidated Statements of Operations were recast to show retrospective adjustments of the non-service cost component of net benefit credits (costs) of $(2) million and $2 million at PSE&G and Power, respectively, from O&M Expense to a new line item after Operating Income entitled Non-Operating Pension and OPEB Credits (Costs). See Note 9. Pension and Other Postretirement Benefits (OPEB).
Stock Compensation - Scope of Modification Accounting—ASU 2017-09
This accounting standard was adopted on January 1, 2018. The standard will be applied prospectively to awards modified on or after January 1, 2018. PSEG does not expect a material impact from adoption of this new standard.
New Standards Issued But Not Yet Adopted
Leases—ASU 2016-02
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
ASU 2018-01 permits an entity to elect an optional transition practical expedient to exclude evaluation of land easements that exist or expired before the adoption of ASU 2016-02 and that were not previously accounted for as leases.
The standard is effective for annual and interim periods beginning after December 15, 2018 with retrospective application to previously issued financial statements for 2018 and 2017. Early application is permitted. PSEG is currently analyzing the impact of this standard on its consolidated financial statements.
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities—ASU 2017-12
This accounting standard’s amendments more closely align hedge accounting with the companies’ risk management activities in the financial statements. The amendments expand hedge accounting for both non-financial and financial risk components by permitting contractually specified components to be designated as the hedged risk in a cash flow hedge involving the purchase or sale of non-financial assets or variable rate financial instruments. Additionally, the amendments ease the operational burden of applying hedge accounting by allowing more time to prepare hedge documentation, and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception.
The new guidance is effective for annual and interim periods beginning after December 15, 2018. The standard requires using a modified retrospective method upon adoption. Early adoption is permitted. PSEG is currently analyzing the impact of this standard on its consolidated financial statements.
Premium Amortization on Purchased Callable Debt Securities—ASU 2017-08
This accounting standard was issued to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the standard requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.
The standard is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted for an entity in any interim or annual period. If an entity early adopts the standard in an interim period, any

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply this standard on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. PSEG is currently analyzing the impact of this standard on its financial statements.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—ASU 2018-02
This accounting standard would affect any entity that is required to apply the provisions of the Accounting Standards Codification topic, “Income Statement-Reporting Comprehensive Income,” and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. Specifically, this standard would allow entities to record a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate.
The standard is effective for all entities for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted for an entity in any interim or annual period for public business entities for reporting periods for which financial statements have not yet been issued or made available for issuance.
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
Measurement of Credit Losses on Financial Instruments—ASU 2016-13
This accounting standard provides a new model for recognizing credit losses on financial assets carried at amortized cost. The new model requires entities to use an estimate of expected credit losses that will be recognized as an impairment allowance rather than a direct write-down of the amortized cost basis. The estimate of expected credit losses is to be based on past events, current conditions and supportable forecasts over a reasonable period. For purchased financial assets with credit deterioration, a similar model is to be used; however, the initial allowance will be added to the purchase price rather than reported as an allowance. Credit losses on available-for-sale securities should be measured in a manner similar to current GAAP; however, this standard requires those credit losses to be presented as an allowance, rather than a write-down. This new standard also requires additional disclosures of credit quality indicators for each class of financial asset disaggregated by year of origination.
The standard is effective for annual and interim periods beginning after December 15, 2019; however, entities may adopt early beginning in the annual or interim periods after December 15, 2018. PSEG is currently analyzing the impact of this standard on its financial statements.
Simplifying the Test for Goodwill Impairment—ASU 2017-04
This accounting standard requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.
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

Note 3. Revenues
Nature of Goods and Services
The following is a description of principal activities by reportable segment from which PSEG, PSE&G and Power generate their revenues.
PSE&G
Revenues from Contracts with Customers
Electric and Gas Distribution and Transmission Revenues—PSE&G sells gas and electricity to customers under default commodity supply tariffs. PSE&G’s regulated electric and gas default commodity supply and distribution services are separate

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

tariffs which are satisfied as the product(s) and/or services are delivered to the customer. The electric and gas commodity and delivery tariffs are recurring contracts in effect until cancellation by the customer. Revenue is recognized over time as the service is rendered to the customer. Included in PSE&G’s regulated revenues are unbilled electric and gas revenues which represent the estimated amount customers will be billed for services rendered from the most recent meter reading to the end of the respective accounting period.
PSE&G’s transmission revenues are earned under a separate FERC tariff. The performance obligation of transmission service is satisfied over time as it is provided to and consumed by the customer. Revenue is recognized upon delivery of the transmission service. PSE&G’s revenues from the transmission of electricity are recorded based on a FERC-approved annual formula rate mechanism. This mechanism provides for an annual filing of an estimated revenue requirement with rates effective January 1 of each year and a mechanism true-up to that estimate based on actual revenue requirements. The true-up mechanism is an alternative revenue which is outside the scope of revenue from contracts with customers.
Other Revenues from Contracts with Customers
Other revenues from contracts with customers, which are not a material source of PSE&G revenues, are generated primarily from appliance repair services and solar generation projects. The performance obligations under these contracts are satisfied and revenue is recognized as control of products is delivered or services are rendered.
Payment for services rendered and products transferred are typically due within 30 days of month of delivery.
Revenues Unrelated to Contracts with Customers
Other PSE&G revenues unrelated to contracts with customers are derived from alternative revenue mechanisms recorded pursuant to regulatory accounting guidance. These revenues, which include weather normalization, green energy program true-ups and transmission formula rate true-ups, are not a material source of PSE&G revenues.
Power
Revenues from Contracts with Customers
Electricity and Related Products—Wholesale and retail load contracts are executed in the different Independent System Operator (ISO) regions for the bundled supply of energy, capacity, renewable energy credits (RECs) and ancillary services representing Power’s performance obligations. Revenue for these contracts is recognized over time as the bundled service is provided to the customer. Transaction terms generally run from several months to three years. Power also sells to the ISOs energy and ancillary services which are separately transacted in the day-ahead or real-time energy markets. The energy and ancillary services performance obligations are typically satisfied over time as delivered and revenue is recognized accordingly. Power generally reports electricity sales and purchases conducted with those individual ISOs net on an hourly basis in either Operating Revenues or Energy Costs in its Consolidated Statements of Operations. The classification depends on the net hourly activity.
Power enters into capacity sales and capacity purchases through the ISOs. The transactions are reported on a net basis dependent on Power’s monthly net sale or purchase position through the individual ISOs. The performance obligations with the ISOs are satisfied over time upon delivery of the capacity and revenue is recognized accordingly. In addition to capacity sold through the ISOs, Power sells capacity through bilateral contracts and the related revenue is recognized over time upon delivery of the capacity.
Gas Contracts—Power sells wholesale natural gas, primarily through an indexed based full requirements Basic Gas Supply Service (BGSS) contract with PSE&G to meet the gas supply requirements of PSE&G’s customers. The BGSS contract, which extends through March 2019, will renew year-to-year thereafter unless terminated by either party with a two year notice. The performance obligation is primarily delivery of gas which is satisfied over time. Revenue is recognized as gas is delivered. Based upon the availability of natural gas, storage and pipeline capacity beyond PSE&G’s daily needs, Power also sells gas and pipeline capacity to other counterparties under bilateral contracts. The performance obligation under these contracts is satisfied over time upon delivery of the gas or capacity, and revenue is recognized accordingly.
Other Revenues from Contracts with Customers
Power enters into bilateral contracts to sell solar power and solar RECs from its solar facilities. Contract terms range from 15 to 30 years. The performance obligations are generally solar power and RECs which are transferred to customers upon generation. Revenue is recognized upon generation of the solar power.
Power has entered into long-term contracts with LIPA for energy management and fuel procurement services. Revenue is recognized over time as services are rendered.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues Unrelated to Contracts with Customers
Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 12. Financial Risk Management Activities for further discussion. Power is also a party to solar contracts that qualify as leases and are accounted for in accordance with lease accounting guidance.
Other
Revenues from Contracts with Customers
PSEG LI has a contract with LIPA which generates revenues. PSEG LI’s subsidiary, Long Island Electric Utility Servco, LLC (Servco) records costs which are recovered from LIPA and records the recovery of those costs as revenues when Servco is a principal in the transaction.
Revenues Unrelated to Contracts with Customers
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.
Disaggregation of Revenues

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2018
Revenues from Contracts with Customers
Electric Distribution	$690	$—	$—	$—	$690
Gas Distribution	759	—	—	(3)	756
Transmission	312	—	—	—	312
Electricity and Related Product Sales
PJM
Third Party Sales	—	498	—	—	498
Sales to Affiliates	—	176	—	(176)	—
New York ISO	—	59	—	—	59
ISO New England	—	47	—	—	47
Gas Sales
Third Party Sales	—	64	—	—	64
Sales to Affiliates	—	397	—	(397)	—
Other Revenues from Contracts with Customers (A)	72	10	137	(1)	218
Total Revenues from Contracts with Customers	1,833	1,251	137	(577)	2,644
Revenues Unrelated to Contracts with Customers (B)	12	152	10	—	174
Total Operating Revenues	$1,845	$1,403	$147	$(577)	$2,818

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2017
Revenues from Contracts with Customers
Electric Distribution	$701	$—	$—	$—	$701
Gas Distribution	755	—	—	(1)	754
Transmission	299	—	—	—	299
Electricity and Related Product Sales
PJM
Third Party Sales	—	314	—	—	314
Sales to Affiliates	—	184	—	(184)	—
New York ISO	—	36	—	—	36
ISO New England	—	11	—	—	11
Gas Sales
Third Party Sales	—	52	—	—	52
Sales to Affiliates	—	401	—	(401)	—
Other Revenues from Contracts with Customers (A)	62	10	128	(1)	199
Total Revenues from Contracts with Customers	1,817	1,008	128	(587)	2,366
Revenues Unrelated to Contracts with Customers (B)	9	261	(45)	—	225
Total Operating Revenues	$1,826	$1,269	$83	$(587)	$2,591

(A)	Includes primarily revenues from appliance repair services at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at Power, and PSEG LI’s OSA with LIPA in Other.

(B)
Includes primarily alternative revenues at PSE&G, derivative contracts at Power, and lease contracts in Other. In 2017, Other includes a $55 million loss related to Energy Holdings’ investments in leases.

Contract Balances
PSE&G
PSE&G does not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of March 31, 2018 and 2017. Substantially all of PSE&G’s accounts receivable result from contracts with customers. Allowances represented approximately six percent and seven percent of accounts receivable as of March 31, 2018 and 2017, respectively.
Power
Power generally collects consideration upon satisfaction of performance obligations, and therefore, Power had no material contract balances as of March 31, 2018 and 2017.
Power’s accounts receivable include amounts resulting from contracts with customers and other contracts which are out of scope of accounting guidance for revenues from contracts with customers. The majority of these accounts receivable are subject to master netting agreements. As a result, accounts receivable resulting from contracts with customers and receivables unrelated to contracts with customers are netted within Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets. In the wholesale energy markets in which Power operates, payment for services rendered and products transferred are typically due within 30 days of month of delivery. As such, there is little credit risk associated with these receivables and Power typically records no allowances.
Other
PSEG LI does not have any material contract balances as of March 31, 2018 and 2017.
Remaining Performance Obligations under Fixed Consideration Contracts
Power and PSE&G primarily record revenues as allowed by the guidance, which states that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity's performance

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. PSEG has future performance obligations under contracts with fixed consideration as follows:
Power
As stated above, capacity transactions with ISOs are reported on a net basis dependent on Power’s monthly net sale or purchase position through the individual ISOs.
Capacity Payments from the PJM RPM Annual Base Residual and Incremental Auctions—The Base Residual Auction is conducted annually three years in advance of the operating period. Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the base and incremental auctions which have been completed:

Delivery Year	$ per MW-Day	MW Cleared
June 2017 to May 2018	$171	9,700
June 2018 to May 2019	$205	9,200
June 2019 to May 2020	$116	8,900
June 2020 to May 2021	$174	7,800

Capacity Payments from the New England ISO Forward Capacity Market—The Forward Capacity Market Auction is conducted annually three years in advance of the operating period. Power expects to realize the following average capacity prices through May 2022 for capacity obligations to be satisfied resulting from the Forward Capacity Market auctions which have been completed:

Delivery Year	$ per MW-Day	MW Cleared
June 2017 to May 2018	$231	850
June 2018 to May 2019	$314	830
June 2019 to May 2020	$231	850
June 2020 to May 2021	$174	850
June 2021 to May 2022	$152	460

In addition to the capacity listed in the table above, Power expects to realize payments for capacity obligations of approximately 480 MW at $231/MW-day, adjusted annually, from 2019 to 2026 at the Bridgeport Harbor Station Unit 5.
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $180 million.
Other
The LIPA OSA is a 12-year services contract ending in 2025 with an annual fixed component. The fixed fee for the provision of services thereunder in 2018 is $64 million and will increase each year based on the change in the Consumer Price Index.

Note 4. Early Plant Retirements
Fossil
On June 1, 2017, Power completed its previously announced retirement of the generation operations of the existing coal/gas units at the Hudson and Mercer generating stations.
For the three months ended March 31, 2017, Power recognized total D&A of $574 million for the Hudson and Mercer units to reflect the significant shortening of their expected economic useful lives in 2017. In the three months ended March 31, 2018 and 2017, Power recognized pre-tax charges in Energy Costs of $4 million and $7 million, respectively, primarily for coal inventory lower of cost or market adjustments. Power is exploring various opportunities with these sites, including using the sites for alternative industrial activity or the disposition of one or both of the sites. If Power determines not to use the sites for alternative industrial activity, the early retirement of the units at such sites would trigger obligations under certain environmental regulations, including possible remediation. The amounts for any such environmental remediation are neither currently probable nor estimable but may be material.

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
Nuclear
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced being at risk for early retirement. In February 2018, Exelon, a co-owner of the Salem units, announced its intention to accelerate the closure of its Oyster Creek nuclear plant located in New Jersey, one year earlier than previously planned for economic reasons. In addition, First Energy announced in March 2018 the early retirement of four nuclear units at the Davis-Besse, Perry Nuclear and Beaver Valley nuclear plants in Ohio and Pennsylvania by 2021. These closures and retirements are generally due to the decline in market prices of energy, resulting from low natural gas prices driven by the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities, both federal and state-level policies that provide financial incentives to construct renewable energy such as wind and solar and the failure to adequately compensate nuclear generating stations for the attributes they bring similar to renewable energy production. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a further shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet.
In the ordinary course, management, and in the case of the Salem units the co-owner, each makes a number of decisions that impact the operation of our nuclear units beyond the current year, including whether and to what extent these units participate in RPM capacity auctions, commitments relating to refueling outages and significant capital expenditures, and decisions regarding our hedging arrangements. When considering whether to make these future commitments, management’s decisions will primarily be influenced by the financial outlook of the units, including the progress, timing and continued outlook for enactment of proposed legislation in the state of New Jersey. At a co-owners meeting in February 2018, Exelon and Power agreed to cancel the funding of future capital projects at the Salem generating station that are not required to meet NRC or other regulatory requirements or that are not required to ensure its safe operation. The companies agreed that the funding of these projects may be restored when and if legislation is enacted in New Jersey that sufficiently values the attributes of nuclear generation and Salem benefits from such legislation.
If any or all of the Salem and Hope Creek units were shut down, it would significantly alter New Jersey’s energy supply predominately by increasing New Jersey’s reliance on natural gas generation. Such a decrease in fuel diversity could also increase the market’s vulnerability to price fluctuations and power disruptions in times of high demand. In April 2018, the New Jersey Legislature voted to pass legislation that would provide a safety net in order to prevent the loss of environmental attributes from selected nuclear generating stations. Power cannot predict whether the legislation will be enacted or, if enacted, whether our nuclear generating stations in New Jersey will be selected or whether the legislation will provide a sufficient safety net for the continued operation of nuclear generating stations in New Jersey.
If market prices continue to be depressed and legislation is not enacted that adequately compensates nuclear generating stations for their attributes, Power anticipates it will no longer be covering its costs nor be adequately compensated for its market and operational risks at the Salem and Hope Creek nuclear units and would anticipate retiring these units early. The costs associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs and additional funding of the NDT Fund would be material to both PSEG and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the balance sheet amounts by generating station as of March 31, 2018 for significant assets and liabilities associated with Power’s owned share of its nuclear assets.

	As of March 31, 2018
	Hope Creek	Salem	Support Facilities and Other (A)	Peach Bottom
	Millions
Assets
Materials and Supplies Inventory	$84	$83	$—	$41
Nuclear Production, net of Accumulated Depreciation	602	653	207	797
Nuclear Fuel In-Service, net of Accumulated Depreciation	88	107	—	136
Construction Work in Progress (including nuclear fuel)	296	97	1	20
Total Assets	$1,070	$940	$208	$994
Liability
Asset Retirement Obligation	$305	$252	$—	$207
Total Liabilities	$305	$252	$—	$207
Net Assets	$765	$688	$208	$787
NRC License Renewal Term	2046	2036/2040	N/A	2033/2034
% Owned	100%	57%	Various	50%

(A)	Includes Hope Creek’s and Salem’s shared support facilities and other nuclear development capital.
The precise timing of any potential early retirement and resulting financial statement impact may be affected by a number of factors, including co-owner considerations, the results of any transmission system reliability study assessments and decommissioning trust fund requirements and other commitments, as well as future energy prices. Power maintains a NDT Fund that funds its decommissioning obligations. See Note 8. Trust Investments.

Note 5. Variable Interest Entity (VIE)
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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $120 million and $112 million for the three months ended March 31, 2018 and 2017, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Rate Filings
This Note should be read in conjunction with Note 6. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2017.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:
Electric and Gas Distribution Base Rate Filing—In January 2018, PSE&G filed a distribution base rate case as required as a condition of approval of its Energy Strong Program approved by the BPU in 2014. The filing requested an approximate 1% increase in revenues and recovery of investments made to strengthen the electric and gas distribution systems. The requested increase took into account a reduction in the revenue requirement as a result of the federal corporate income tax rate reduction from 35% to 21% provided in the Tax Cuts and Jobs Act of 2017 (Tax Act), including the flow-back to customers of excess accumulated deferred income taxes. In March 2018, the BPU approved interim rate reductions for all their jurisdictional utilities, including PSE&G, reflecting the reduction in the federal corporate tax rate. The BPU approved a reduction to PSE&G’s current base electric and gas revenues effective April 1, 2018 by $71 million and $43 million, respectively, on an annual basis (or about 2% combined). The refund to customers for over-collection of revenues at the higher tax rate for the January 1 to March 31, 2018 period, and the flow-back to customers of certain excess deferred income taxes will be addressed in PSE&G’s ongoing base rate case proceeding. As a result of the base rate reduction implemented on April 1, 2018, among other factors, PSE&G’s requested revenue requirement in its filing will increase accordingly. PSE&G anticipates a decision by the BPU that new base rates will go into effect in the fourth quarter of 2018.
Transmission Formula Rate Filings—In January 2018, PSE&G filed with FERC a revised 2018 Annual Transmission Formula Rate Update reducing its 2018 transmission annual revenue requirement to reflect the federal corporate income tax rate reduction from 35% to 21% as a result of the Tax Act. This change in the federal corporate tax rate reduces the 2018 annual revenue requirement by $148 million, effective January 1, 2018. FERC continues to assess whether, and if so how, it will address changes and flow-backs to customers relating to accumulated deferred income taxes and bonus depreciation.
BGSS—In April 2018, the BPU approved the final BGSS rates which were effective October 1, 2017.
In December 2017, February 2018 and March 2018, PSE&G filed with the BPU for self-implementing monthly bill credits of 15 cents per therm for the months of January through April 2018. Monthly bill credits of $104 million were credited to customers for the months of January through March and an additional $15 million is estimated to be credited in April.
Energy Strong Recovery Filing—In March and September of each year, PSE&G files with the BPU for base rate recovery of Energy Strong investments which include a return of and on its investment.
In February 2018, the BPU approved recovery of an annual revenue requirement of $8 million associated with electric Energy Strong capital investment costs placed in service from June 1, 2017 through November 30, 2017.
Societal Benefits Charge—In February 2018, the BPU approved PSE&G’s petition to increase electric rates by approximately $20 million on an annual basis and to decrease gas rates by approximately $0.8 million on an annual basis, in order to recover electric and gas costs incurred through May 31, 2017 under its Energy Efficiency and Renewable Energy and Social Programs. The new rates are effective April 1, 2018.
Weather Normalization Clause—In April 2018, the BPU gave final approval to PSE&G’s petition to collect $55 million in net deficiency gas revenues as a result of the warmer than normal 2016-2017 Winter Period, which resulted in a deficiency of $31 million, plus a carryover balance of $24 million from the 2015-2016 Winter period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	March 31, 2018	December 31, 2017
	Millions
Commercial/Industrial	$168	$158
Residential	10	10
Total	$178	$168

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
During the first quarter of 2017, due to continuing liquidity issues facing NRG REMA, LLC (REMA), economic challenges facing coal generation in PJM, as discussed in Note 4. Early Plant Retirements, and based upon an ongoing review of available alternatives as well as certain discussions with REMA management, Energy Holdings recorded a $55 million pre-tax charge for its current best estimate of loss related to the lease receivables. Lease payments and adjustments to qualifying credit support on the REMA leases are received semiannually in January and July of each year.
In June 2017, GenOn Energy, Inc. (GenOn) and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. GenOn is a subsidiary of NRG Energy, Inc. and is the parent of REMA. REMA was not included in the GenOn filing. Energy Holdings continues to monitor the restructuring of GenOn and its possible impacts on REMA and continues to discuss the situation with various parties relevant to this matter. During the second quarter of 2017, Energy Holdings completed its review of estimated residual values embedded in its leveraged lease portfolio of generating assets and the outcome indicated that one of the residual value estimates was lower than the recorded residual value due to a further deterioration of market conditions and changes to operating cost estimates. This decline was determined to be other than temporary. As a result, a pre-tax write-down of $7 million was recorded in the quarter ended June 30, 2017. In addition, based on an ongoing review of (i) the liquidity challenges facing REMA and (ii) available alternatives, Energy Holdings recorded an additional $15 million pre-tax charge in the quarter ended June 30, 2017, for its current best estimate of loss related to lease receivables. Pre-tax write-downs and additional charges were reflected in Operating Revenues in the first half of 2017 and are included in Gross Investment in Leases as of March 31, 2018.
In January 2018, certain subsidiaries of Energy Holdings, REMA, certain holders of the pass-through certificates and other parties entered into a Forbearance Agreement (Forbearance) relating to the Conemaugh facility. Pursuant to the Forbearance, the parties thereto agreed to temporarily forbear from exercising rights and remedies related to certain events of default related to REMA’s obligation to procure additional qualifying credit support. The Forbearance will remain effective until the earlier of (i) two weeks following the date on which Energy Holdings subsidiaries, REMA and/or the consenting certificate holders provide written notice to REMA of its intention to terminate the Forbearance, and (ii) the date on which any event of termination as specified in the Forbearance occurs. The Forbearance remains in effect.
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
The following table shows Energy Holdings’ gross and net lease investment as of March 31, 2018 and December 31, 2017, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	March 31, 2018	December 31, 2017
	Millions
Lease Receivables (net of Non-Recourse Debt)	$545	$546
Estimated Residual Value of Leased Assets	326	326
Total Investment in Rental Receivables	871	872
Unearned and Deferred Income	(303)	(307)
Gross Investment in Leases	568	565
Deferred Tax Liabilities	(498)	(480)
Net Investment in Leases	$70	$85

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of March 31, 2018
As of March 31, 2018
Millions
AA	$14
BBB+ — BBB-	316
BB-	133
CCC-	82
Total	$545

The “BB-” and the “CCC-” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of March 31, 2018, the gross investment in the leases of such assets, net of non-recourse debt, was $335 million ($(88) million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

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

(A)
GenOn and certain of its subsidiaries (which did not include REMA) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. GenOn is currently engaged in a balance sheet restructuring, which will take an undetermined time to complete. Certain subsidiaries of Energy Holdings, REMA, consenting holders of the pass-through certificates and other parties entered into a Forbearance relating to the Conemaugh facility.

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease structures. These credit enhancement features vary from lease to lease. Upon the occurrence of certain defaults, indirect subsidiary companies of Energy Holdings would exercise their rights and seek recovery of their investment, potentially

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 8. Trust Investments
NDT Fund
Power maintains an external master NDT to fund its share of decommissioning costs for its five nuclear facilities upon their respective termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. The funds are managed by third-party investment managers who operate under investment guidelines developed by Power.
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of March 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$463	$226	$(7)	$682
International	318	93	(7)	404
Total Equity Securities	781	319	(14)	1,086
Available-for Sale Debt Securities
Government	518	1	(11)	508
Corporate	464	1	(9)	456
Total Available-for-Sale Debt Securities	982	2	(20)	964
Other	1	—	—	1
Total NDT Fund Investments (A)	$1,764	$321	$(34)	$2,051

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$497	$245	$(2)	$740
International	311	99	(3)	407
Total Equity Securities	808	344	(5)	1,147
Available-for Sale Debt Securities
Government	586	2	(4)	584
Corporate	400	4	(2)	402
Total Available-for-Sale Debt Securities	986	6	(6)	986
Total NDT Fund Investments	$1,794	$350	$(11)	$2,133

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net unrealized gains (losses) on debt securities of $(10) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and Power’s Condensed Consolidated Balance Sheets as of March 31, 2018. The portion of net unrealized gains (losses) recognized during the first quarter of 2018 related to equity securities still held at the end of March 31, 2018 was $(10) million.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2018	December 31, 2017
	Millions
Accounts Receivable	$13	$24
Accounts Payable	$9	$74

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2018				As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$117	$(7)	$—	$—	$40	$(2)	$—	$—
International	65	(7)	1	—	29	(3)	2	—
Total Equity Securities	182	(14)	1	—	69	(5)	2	—
Available-for Sale Debt Securities
Government (B)	364	(7)	80	(4)	343	(2)	91	(2)
Corporate (C)	339	(8)	25	(1)	191	(1)	27	(1)
Total Available-for-Sale Debt Securities	703	(15)	105	(5)	534	(3)	118	(3)
NDT Trust Investments	$885	$(29)	$106	$(5)	$603	$(8)	$120	$(3)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Effective January 1, 2018, unrealized gains and losses on these securities are recorded in Net Income.

(B)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2018.

(C)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2018	2017
	Millions
Proceeds from NDT Fund Sales (A)	$372	$247
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$24	$21
Gross Realized Losses	(12)	(4)
Net Realized Gains (Losses) on NDT Fund (B)	12	17
Unrealized Gains (Losses) on Equity Securities in NDT Fund (C)	(34)	N/A
Other-Than-Temporary-Impairments	—	(1)
Net Gains (Losses) on NDT Fund Investments	$(22)	$16

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

(C)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded in Net Income instead of Other Comprehensive Income (Loss).
The NDT Fund debt securities held as of March 31, 2018 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$15
1 - 5 years	300
6 - 10 years	201
11 - 15 years	40
16 - 20 years	73
Over 20 years	335
Total NDT Available-for-Sale Debt Securities	$964

Power periodically assesses individual debt securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For these securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
Rabbi Trust
PSEG maintains certain unfunded nonqualified benefit plans to provide supplemental retirement and deferred compensation benefits to certain key employees. Certain assets related to these plans have been set aside in a grantor trust commonly known as a “Rabbi Trust.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of March 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$21	$2	$—	$23
International	—	—	—	—
Total Equity Securities	21	2	—	23
Available-for-Sale Debt Securities
Government	91	—	(2)	89
Corporate	114	1	(2)	113
Total Available-for-Sale Debt Securities	205	1	(4)	202
Total Rabbi Trust Investments	$226	$3	$(4)	$225

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$24	$3	$—	$27
International	—	—	—	—
Total Equity Securities	24	3	—	27
Available-for-Sale Debt Securities
Government	85	1	(1)	85
Corporate	118	2	(1)	119
Total Available-for-Sale Debt Securities	203	3	(2)	204
Total Rabbi Trust Investments	$227	$6	$(2)	$231

Net unrealized gains (losses) on debt securities of $(3) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2018. The portion of net unrealized gains (losses) recognized during the first quarter of 2018 related to equity securities still held at the end of March 31, 2018 was less than $(1) million.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2018	December 31, 2017
	Millions
Accounts Receivable	$2	$2
Accounts Payable	$—	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2018				As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$—	$—	$—	$—	$—	$—	$—	$—
International	—	—	—	—	—	—	—	—
Total Equity Securities	—	—	—	—	—	—	—	—
Available-for-Sale Debt Securities
Government (B)	48	(1)	23	(1)	28	—	25	(1)
Corporate (C)	73	(2)	8	—	39	(1)	9	—
Total Available-for-Sale Debt Securities	121	(3)	31	(1)	67	(1)	34	(1)
Rabbi Trust Investments	$121	$(3)	$31	$(1)	$67	$(1)	$34	$(1)

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors. Effective January 1, 2018, unrealized gains and losses on these securities are recorded in Net Income.

(B)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2018.

(C)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2018	2017
	Millions
Proceeds from Rabbi Trust Sales (A)	$25	$51
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$2	$15
Gross Realized Losses	(2)	(3)
Net Realized Gains (Losses) on Rabbi Trust (B)	—	12
Unrealized Gains (Losses) on Equity Securities in Rabbi Trust (C)	—	N/A
Other-Than-Temporary-Impairments	—	—
Net Gains (Losses) on Rabbi Trust Investments	$—	$12

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

(C)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded in Net Income instead of Other Comprehensive Income (Loss).
The Rabbi Trust debt securities held as of March 31, 2018 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$1
1 - 5 years	36
6 - 10 years	29
11 - 15 years	6
16 - 20 years	17
Over 20 years	113
Total Rabbi Trust Available-for-Sale Debt Securities	$202

PSEG periodically assesses individual debt securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For these securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
The fair value of the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	March 31, 2018	December 31, 2017
	Millions
PSE&G	$45	$46
Power	56	57
Other	124	128
Total Rabbi Trust Investments	$225	$231

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco. Amounts shown do not reflect the impacts of capitalization. Effective with the adoption of ASU 2017-07 on January 1, 2018, only the service cost component is eligible for capitalization, when applicable. For additional information, see Note 2. Recent Accounting Standards.

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$32	$29	$4	$4
Non-Operating Pension and OPEB (Credits) Costs
Interest Cost	52	51	16	16
Expected Return on Plan Assets	(110)	(98)	(10)	(8)
Amortization of Net
Prior Service Cost	(4)	(5)	—	(3)
Actuarial Loss	21	24	16	13
Non-Operating Pension and OPEB (Credits) Costs	(41)	(28)	22	18
Total Benefit (Credits) Costs	$(9)	$1	$26	$22

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	Millions
PSE&G	$(8)	$(1)	$17	$14
Power	(2)	—	8	7
Other	1	2	1	1
Total Benefit (Credits) Costs	$(9)	$1	$26	$22

During the three months ended March 31, 2018, PSEG contributed its entire planned contribution for the year 2018 of $14 million into its OPEB plan.
Servco Pension and OPEB
At the direction of LIPA, Servco sponsors benefit plans that cover its current and former employees who meet certain eligibility criteria. Under the OSA, all of these and any future employee benefit costs are to be funded by LIPA. See Note 5. Variable Interest Entity. These obligations, as well as the offsetting long-term receivable, are separately presented on the Condensed Consolidated Balance Sheet of PSEG.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $40 million into its pension plan trusts during 2018. Servco’s pension-related revenues and costs were $10 million and $9 million for the three months ended March 31, 2018 and 2017, respectively. The OPEB-related revenues earned and costs incurred were $1 million for each of the three months ended March 31, 2018 and 2017.

Note 10. Commitments and Contingent Liabilities
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of Power’s outstanding guarantees, current exposure and margin positions as of March 31, 2018 and December 31, 2017.

	As of	As of
	March 31, 2018	December 31, 2017
	Millions
Face Value of Outstanding Guarantees	$1,755	$1,701
Exposure under Current Guarantees	$161	$153

Letters of Credit Margin Posted	$109	$103
Letters of Credit Margin Received	$18	$32

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(1)	$(1)
Net Broker Balance Deposited (Received)	$122	$147

Additional Amounts Posted:
Other Letters of Credit	$61	$61

As part of determining credit exposure, Power nets receivables and payables with the corresponding net fair values of energy contracts. See Note 12. Financial Risk Management Activities for further discussion. In accordance with PSEG’s accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Condensed Consolidated Balance Sheet. The remaining balances of net cash (received)/deposited after allocation are generally included in Accounts Payable and Receivable, respectively.
In addition to amounts for outstanding guarantees, current exposure and margin positions, PSEG and Power have posted letters of credit to support Power’s various other non-energy contractual and environmental obligations. See preceding table.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Based upon the estimated cost of the ROD Remedy and PSEG’s estimate of PSE&G’s and Power’s shares of that cost, as of March 31, 2018, PSEG has accrued approximately $57 million. Of this amount, PSE&G has accrued $46 million as an Environmental Costs Liability and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. Power has accrued $11 million as an Other Noncurrent Liability with the corresponding O&M Expense recorded in the periods when the liability was accrued.
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
Newark Bay Study Area
The EPA has established the Newark Bay Study Area, which it defines as Newark Bay and portions of the Hackensack River, the Arthur Kill and the Kill Van Kull. In August 2006, the EPA sent PSEG and 11 other entities notices that it considered each of the entities to be a PRP with respect to contamination in the Study Area. The notice letter requested that the PRPs fund an EPA-approved study in the Newark Bay Study Area. The notice stated the EPA’s belief that hazardous substances were released from sites owned by PSEG companies and located on the Hackensack River, including two electric generating stations (Hudson and Kearny sites) and one former MGP site. PSEG has participated in and partially funded the second phase of this study. Notices to fund the next phase of the study have been received but PSEG has not consented to fund the third phase. PSE&G and Power are unable to estimate their respective portions of the possible loss or range of loss related to this matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $345 million and $391 million on an undiscounted basis through 2021, including its $46 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $345 million as of March 31, 2018. Of this amount, $79 million was recorded in Other Current Liabilities and $266 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $345 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding to what extent sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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
Power has entered into a Community Environmental Benefit Agreement (CEBA) with the City of Bridgeport, Connecticut and local community organizations. That CEBA provides that Power would retire BH3 early if all of its conditions precedent occur, which include receipt of all final permits to build and operate a proposed new combined cycle generating facility on the same site that BH3 currently operates. Absent those conditions being met, and the permit for the cooling water intake structure referred to above not being issued, Power may seek to operate BH3 through the previously estimated useful life.
In February 2016, the proposed new generating facility at Bridgeport Harbor was awarded a capacity obligation. The Connecticut Siting Council issued an order to approve siting Bridgeport Harbor Station Unit 5 (BH5). All major environmental

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

permits have been received; however, secondary approvals are still being obtained to allow operations to begin in mid-2019. Power’s obligations under the CEBA are being monitored regularly and carried out as needed.
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
Jersey City, New Jersey Subsurface Feeder Cable Matter
In October 2016, a discharge of dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City, New Jersey, was identified and reported to the NJDEP. The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison, with PSE&G owning the portion of the cables located in New Jersey and Con Edison owning the portion of the cables located in New York. The NJDEP declared an emergency and an emergency response action was undertaken to investigate, contain, remediate and stop the fluid discharge; to assess, repair and restore the cables to good working order, if feasible; and to restore the property. The regulatory agencies overseeing the emergency response, including the U.S. Coast Guard, the NJDEP and the Army Corps of Engineers, have issued multiple notices, orders and directives to the various parties related to this matter and the parties may also be subject to the assessment of civil penalties related to the discharge and response. The impacted cable was repaired in late-September 2017; however, dielectric fluid continues to appear on the surface and so the investigation and response actions related to the fluid discharge are ongoing. PSE&G may determine that retirement of the affected facilities would be appropriate. Also ongoing is the process to determine ultimate responsibility for the costs to address the leak among PSE&G, Con Edison and NADC, including an action filed by PSE&G in federal court in New Jersey seeking damages from NADC. In that action, NADC has also pursued counterclaims against PSE&G and Con Edison seeking damages for its costs to address the leak. Based on the information currently available and depending on the outcome of the federal court action, PSE&G’s portion of the costs to address the leak may be material; however, PSE&G anticipates that it will recover these costs through regulatory proceedings.
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
The BGS-CIEP auction is for a one-year supply period from June 1 to May 31 with the BGS-CIEP auction price measured in dollars per MW-day for capacity. The final price for the BGS-CIEP auction year commencing June 1, 2018 is $287.76 per MW-day, replacing the BGS-CIEP auction year price ending May 31, 2018 of $276.83 per MW-day. Energy for BGS-CIEP is priced at hourly PJM locational marginal prices for the contract period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2015	2016	2017	2018
36-Month Terms Ending	May 2018	May 2019	May 2020	May 2021	(A)
Load (MW)	2,900	2,800	2,800	2,900
$ per MWh	$99.54	$96.38	$90.78	$91.77

(A)	Prices set in the 2018 BGS auction year will become effective on June 1, 2018 when the 2015 BGS auction agreements expire.
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
PSE&G has a full-requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits PSE&G to recover the cost of gas hedging up to 115 billion cubic feet or 80% of its residential gas supply annual requirements through the BGSS tariff. Current plans call for Power to hedge on behalf of PSE&G approximately 70 billion cubic feet or 50% of its residential gas supply annual requirements. For additional information, see Note 19. Related-Party Transactions.
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
Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G. When there is excess delivery capacity available beyond the needs of PSE&G’s customers, Power can use the gas to supply its fossil generating stations in New Jersey.
Power also has various long-term fuel purchase commitments for coal through 2021 to support its fossil generation stations.
As of March 31, 2018, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2022
Millions
Nuclear Fuel
Uranium	$242
Enrichment	$346
Fabrication	$170
Natural Gas	$1,024
Coal	$286

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Since September 2014, FERC Staff has been conducting a preliminary, non-public staff investigation into these matters. In April 2018, a settlement agreement was entered into between PSEG and FERC Staff, approved by FERC on April 25, 2018, pursuant to which PSEG agreed to pay approximately $40 million for the full resolution of this matter. Accordingly, Power recorded an additional pre-tax charge to income of $5 million in the first quarter of 2018, resulting in a total liability of approximately $40 million accrued for the resolution of this matter. The settlement agreement does not require PSEG to change its business practices in a manner that would have a material impact on its ongoing business operations.
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

Note 11. Debt and Credit Facilities
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of March 31, 2018, the total available credit capacity was $3.4 billion.
As of March 31, 2018, no single institution represented more than 8% of the total commitments in the credit facilities.
As of March 31, 2018, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs. The total credit facilities and available liquidity as of March 31, 2018 were as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2018
Company/Facility	Total Facility	Usage	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$609	$891	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$609	$891
PSE&G
5-year Credit Facility (A)	$600	$16	$584	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$16	$584
Power
3-year Letter of Credit Facilities	$200	$112	$88	Mar 2020	Letters of Credit
5-year Credit Facilities	1,900	46	1,854	Mar 2022	Funding/Letters of Credit
Total Power	$2,100	$158	$1,942
Total	$4,200	$783	$3,417

(A)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of March 31, 2018, PSEG had $594 million outstanding at a weighted average interest rate of 2.57%. PSE&G had no amounts outstanding under its Commercial Paper Program as of March 31, 2018.

Note 12. Financial Risk Management Activities
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
Commodity Prices
Within PSEG and its affiliate companies, Power has the most exposure to commodity price risk. Power is exposed to commodity price risk primarily relating to changes in the market price of electricity, fossil fuels and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. Power uses a variety of derivative and non-derivative instruments, such as financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity, to manage the exposure to fluctuations in commodity prices and optimize the value of Power’s expected generation. Power also uses derivatives to hedge a portion of its anticipated BGSS obligations with PSE&G. For additional information see Note 10. Commitments and Contingent Liabilities. Changes in the fair market value of these derivative contracts are recorded in earnings.
Interest Rates
PSEG, Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, they have used a mix of fixed and floating rate debt and interest rate swaps.
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of March 31, 2018 or December 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. There were no outstanding interest rate hedges as of March 31, 2018 and December 31, 2017. The Accumulated Other Comprehensive Income (Loss) (after tax) related to existing and terminated interest rate derivatives designated as cash flow hedges was immaterial as of March 31, 2018 and December 31, 2017, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months is immaterial.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions are offset on the Condensed Consolidated Balance Sheets of Power and PSEG. For additional information see Note 13. Fair Value Measurements.
The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of March 31, 2018
	Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$366	$(323)	$43	$43
Noncurrent Assets	156	(108)	48	48
Total Mark-to-Market Derivative Assets	$522	$(431)	$91	$91
Derivative Contracts
Current Liabilities	$(332)	$322	$(10)	$(10)
Noncurrent Liabilities	(109)	107	(2)	(2)
Total Mark-to-Market Derivative (Liabilities)	$(441)	$429	$(12)	$(12)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$81	$(2)	$79	$79

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2017
	Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$391	$(362)	$29	$29
Noncurrent Assets	78	(71)	7	7
Total Mark-to-Market Derivative Assets	$469	$(433)	$36	$36
Derivative Contracts
Current Liabilities	$(403)	$387	$(16)	$(16)
Noncurrent Liabilities	(95)	90	(5)	(5)
Total Mark-to-Market Derivative (Liabilities)	$(498)	$477	$(21)	$(21)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(29)	$44	$15	$15

(A)
Substantially all of Power’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2018 and December 31, 2017.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, Power had net cash collateral/margin payments to counterparties of $121 million and $146 million, respectively. Of these net cash/collateral margin payments $(2) million as of March 31, 2018 and $44 million as December 31, 2017 were netted against the corresponding net derivative contract positions. The $(2) million as of March 31, 2018 was netted against current assets. Of the $44 million as of December 31, 2017, $(3) million was netted against current assets, $28 million was netted against current liabilities, and $19 million was netted against noncurrent liabilities.

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $20 million and $30 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, Power had the contractual right of offset of $9 million and $13 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $11 million and $17 million as of March 31, 2018 and December 31, 2017, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
Millions
Balance as of December 31, 2016	$3	$2
Gain Recognized in AOCI	—	—
Less: Gain Reclassified into Income	(3)	(2)
Balance as of December 31, 2017	$—	$—
Gain Recognized in AOCI	—	—
Less: Gain Reclassified into Income	—	—
Balance as of March 31, 2018	$—	$—

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2018 and 2017. Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2018	2017
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$40	$78
Energy-Related Contracts	Energy Costs	(8)	—
Total PSEG and Power		$32	$78

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of March 31, 2018 and December 31, 2017.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of March 31, 2018
Natural Gas	Dekatherm (Dth)	237	—	237	—
Electricity	MWh	(74)	—	(74)	—
Financial Transmission Rights (FTRs)	MWh	5	—	5	—
As of December 31, 2017
Natural Gas	Dth	154	—	154	—
Electricity	MWh	(63)	—	(63)	—
FTRs	MWh	6	—	6	—

Credit Risk
Credit risk relates to the risk of loss that Power would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. PSEG has established credit policies that it believes significantly minimize credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit rating), collateral

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

requirements under certain circumstances and the use of standardized agreements, which allow for the netting of positive and negative exposures associated with a single counterparty. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on Power’s and PSEG’s financial condition, results of operations or net cash flows.
The following table provides information on Power’s credit risk from ER&T wholesale counterparties, net of collateral, as of March 31, 2018. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.
As of March 31, 2018, 99% of the net credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$337	$12	$325	1	$191	(A)
Non-Investment Grade	3	—	3	—	—
Total	$340	$12	$328	1	$191

(A)	Represents net exposure with PSE&G.
As of March 31, 2018, collateral held from counterparties where Power had credit exposure was comprised of $12 million in letters of credit.
As of March 31, 2018, Power had 142 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2018, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of March 31, 2018, PSE&G had no net credit exposure with suppliers, including Power.
PSE&G is permitted to recover its costs of procuring energy through the BPU-approved BGS tariffs. PSE&G’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates.

Note 13. Fair Value Measurements
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2018, these consisted primarily of certain electric load contracts and gas contracts.
Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable.
The following tables present information about PSEG’s, PSE&G’s and Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

	Recurring Fair Value Measurements as of March 31, 2018
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Energy-Related Contracts (B)	$91	$(431)	$10	$505	$7
NDT Fund (C)
Equity Securities	$1,086	$—	$1,084	$2	$—
Debt Securities—U.S. Treasury	$223	$—	$—	$223	$—
Debt Securities—Govt Other	$285	$—	$—	$285	$—
Debt Securities—Corporate	$456	$—	$—	$456	$—
Rabbi Trust (C)
Equity Securities	$23	$—	$23	$—	$—
Debt Securities—U.S. Treasury	$54	$—	$—	$54	$—
Debt Securities—Govt Other	$35	$—	$—	$35	$—
Debt Securities—Corporate	$113	$—	$—	$113	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(12)	$429	$(6)	$(435)	$—
PSE&G
Assets:
Rabbi Trust (C)
Equity Securities	$4	$—	$4	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$7	$—	$—	$7	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$91	$(431)	$10	$505	$7
NDT Fund (C)
Equity Securities	$1,086	$—	$1,084	$2	$—
Debt Securities—U.S. Treasury	$223	$—	$—	$223	$—
Debt Securities—Govt Other	$285	$—	$—	$285	$—
Debt Securities—Corporate	$456	$—	$—	$456	$—
Rabbi Trust (C)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$9	$—	$—	$9	$—
Debt Securities—Corporate	$28	$—	$—	$28	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(12)	$429	$(6)	$(435)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2017
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$223	$—	$223	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$36	$(433)	$15	$442	$12
NDT Fund (C)
Equity Securities	$1,147	$—	$1,145	$2	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$270	$—	$—	$270	$—
Debt Securities—Corporate	$402	$—	$—	$402	$—
Rabbi Trust (C)
Equity Securities	$27	$—	$27	$—	$—
Debt Securities—U.S. Treasury	$51	$—	$—	$51	$—
Debt Securities—Govt Other	$34	$—	$—	$34	$—
Debt Securities—Corporate	$119	$—	$—	$119	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(21)	$477	$(8)	$(485)	$(5)
PSE&G
Assets:
Cash Equivalents (A)	$223	$—	$223	$—	$—
Derivative Contracts:
Energy Related Contracts (B)	$—	$—	$—	$—	$—
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$7	$—	$—	$7	$—
Debt Securities—Corporate	$24	$—	$—	$24	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$—	$—	$—	$—	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$36	$(433)	$15	$442	$12
NDT Fund (C)
Equity Securities	$1,147	$—	$1,145	$2	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$270	$—	$—	$270	$—
Debt Securities—Corporate	$402	$—	$—	$402	$—
Rabbi Trust (C)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$30	$—	$—	$30	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(21)	$477	$(8)	$(485)	$(5)

(A)	Represents money market mutual funds.

(B)	Level 1—These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely on settled pricing inputs which come directly from the exchange.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(C)
As of March 31, 2018, the fair value measurement table excludes foreign currency of $1 million, which is part of the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in various fixed income securities and a Russell 3000 index fund. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

Level 1—Investments in marketable equity securities within the NDT Fund are primarily investments in common stocks across a broad range of industries and sectors. Most equity securities are priced utilizing the principal market close price or, in some cases, midpoint, bid or ask price. Certain other equity securities in the NDT and Rabbi Trust Funds consist primarily of investments in Dreyfus money market funds which seek a high level of current income as is consistent with the preservation of capital and the maintenance of liquidity. To pursue its goals, the funds normally invest in diversified portfolios of high quality, short-term, dollar-denominated debt securities and government securities. The funds’ Net Asset Value is priced and published daily. The Rabbi Trust also has an equity index fund which is valued based on quoted prices in an active market.
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

(D)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, Power had net cash collateral/margin payments to counterparties of $121 million and $146 million, respectively. Of these net cash collateral/margin payments $(2) million as of March 31, 2018 and $44 million as of December 31, 2017 were netted against the corresponding net derivative contract positions. The $(2) million of cash collateral as of March 31, 2018 was netted against assets. Of the $44 million of cash collateral as of December 31, 2017, $(3) million was netted against assets and $47 million was netted against liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

nonperformance risk in the valuation of derivative contracts categorized in Levels 2 and 3, including both historical and current market data, in its assessment of credit and nonperformance risk by counterparty. The impacts of credit and nonperformance risk were not material to the financial statements.
For PSE&G, the natural gas supply contract is measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors, as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. The fair value of Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The fair value of Power’s gas physical contracts at certain illiquid delivery locations are measured using average historical basis and, accordingly, are categorized as Level 3. While these gas physical contracts have an unobservable component in their respective forward price curves, the fluctuations in fair value have been driven primarily by changes in the observable inputs. The following tables provide details surrounding significant Level 3 valuations as of March 31, 2018 and December 31, 2017.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	March 31, 2018		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$6	$—	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	1	—	Discounted Cash flow	Average Historical Basis	-40% to 0%
Total Power		$7	$—
Total PSEG		$7	$—

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2017		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$1	$(3)	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	11	(2)	Discounted Cash flow	Average Historical Basis	-40% to -10%
Total Power		$12	$(5)
Total PSEG		$12	$(5)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended March 31, 2018 and March 31, 2017, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2018

	Three Months Ended March 31, 2018
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2018	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of March 31, 2018
	Millions
PSEG
Net Derivative Assets (Liabilities)	$7	$(1)	$—	$—	$1	$—	$7
Power
Net Derivative Assets (Liabilities)	$7	$(1)	$—	$—	$1	$—	$7

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

(A)
PSEG’s and Power’s gains(losses) attributable to changes in net derivative assets and liabilities for the three months ended March 31, 2018 include $8 million in Operating Revenues, all of which is unrealized and $(9) million in Energy Costs, all of which is unrealized. For the three months ended March 31, 2017, $14 million is included in Operating Revenues, of which $(4) million is unrealized, and $5 million is in Energy Costs, of which $1 million is unrealized. Unrealized gains (losses) represent the change in derivative assets and liabilities still held at the end of the reporting period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Accumulated Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)	Represents $1 million and $(22) million in settlements for the three months ended March 31, 2018 and 2017, respectively.

(D)	During the three months ended March 31, 2017, $(1) million of net derivatives were transferred from Level 2 to Level 3.
As of March 31, 2018, PSEG carried $2.4 billion of net assets that are measured at fair value on a recurring basis, of which $7 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of March 31, 2017, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $3 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of March 31, 2018 and December 31, 2017.

	As of		As of
	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$2,092	$2,048	$2,091	$2,081
PSE&G (B)	8,593	8,908	8,591	9,322
Power (B)	2,387	2,566	2,386	2,659
Total Long-Term Debt	$13,072	$13,522	$13,068	$14,062

(A)
Includes floating rate term loans of $700 million. The fair values of the term loan debt (Level 2 measurement) approximate the carrying values because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Other Income (Deductions)

	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2018
NDT Fund Interest and Dividends	$—	$12	$—	$12
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	4	—	—	4
Other	2	(1)	1	2
Total Other Income (Deductions)	$20	$11	$1	$32
Three Months Ended March 31, 2017
NDT Fund Interest and Dividends	$—	$10	$—	$10
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	5	—	—	5
Other	3	1	(1)	3
Total Other Income (Deductions)	$22	$11	$(1)	$32

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

Note 15. Income Taxes
PSEG’s, PSE&G’s and Power’s effective tax rates for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
PSEG	26.6%	20.3%
PSE&G	26.8%	36.4%
Power	26.2%	40.6%

For the three months ended March 31, 2018, the difference in PSEG’s effective tax rate as compared to the same period in the prior year was due primarily to the absence of benefits associated with uncertain tax positions and interest received in 2017 from a New Jersey state income tax refund, offset by the change in the statutory federal tax rate from 35% to 21% as a result of the Tax Act. For the three months ended March 31, 2018, the difference in PSEG’s effective tax rate as compared to the statutory tax rate of 28.11% was due primarily to changes in uncertain tax positions, tax credits and plant-related items.
For the three months ended March 31, 2018, the difference in PSE&G’s effective tax rate as compared to the same period in the prior year was due primarily to the change in the statutory federal tax rate from 35% to 21% as a result of the Tax Act, as well as changes in uncertain tax positions in 2017. For the three months ended March 31, 2018, the difference in PSE&G’s effective tax rate as compared to the statutory tax rate of 28.11% was due primarily to plant-related items and tax credits.
For the three months ended March 31, 2018, the difference in Power’s effective tax rate as compared to the same period in the prior year was due primarily to the change in the statutory federal tax rate from 35% to 21% as a result of the Tax Act, as well as changes in uncertain tax positions. For the three months ended March 31, 2018, the difference in Power’s effective tax rate as compared to the statutory tax rate of 28.11% was due primarily to changes in uncertain tax positions and the additional tax benefit on a pre-tax loss on the NDT qualified fund being taxed at a higher rate than the statutory rate.
PSEG’s federal tax returns for the years 2011 and 2012 are currently being audited by the IRS. The audit and other related claims are reasonably expected to be completed within the next 12 months. As a result, it is reasonably possible that a decrease in PSEG’s total unrecognized tax benefits may be necessary in the range of $80 million to $180 million based on current estimates.
In December 2017, the U.S. government enacted comprehensive tax legislation. The Tax Act establishes new tax laws that took effect in 2018, including, but not limited to (1) reduction of the U.S. federal corporate tax rate from a maximum of 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) a new limitation on deductible interest expense; (4) the repeal of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the domestic production activity deduction; (5) limitations on the deductibility of certain executive compensation; and (6) limitations on net operating losses generated after December 31, 2017, to 80% of taxable income. In addition, certain changes were made to the bonus depreciation rules that will impact 2018.
The SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. PSEG, PSE&G and Power are subject to ASC 740. In accordance with SAB 118, PSEG, PSE&G and Power made reasonable, good faith estimates for which provisional amounts were recorded.
PSEG’s accounting for certain elements of the Tax Act is incomplete. However, PSEG recorded provisional adjustments for the following: the tax rules regarding the appropriate bonus depreciation rate that should be applied to assets placed in service after September 27, 2017 for Power and PSE&G, including the information required to compute the applicable depreciable tax basis, and the impact on PSEG’s, PSE&G’s and Power’s deferred taxes associated with FIN 48 reserves.
Further, the Tax Act is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities. The Tax Act could also be subject to potential amendments and technical corrections which could impact PSEG, PSE&G and Power’s financial statements.
The Protecting Americans from Tax Hikes Act of 2015 (2015 Tax Act), among other provisions, included an extension of the bonus depreciation rules and the 30% investment tax credit for qualified property placed into service after 2016. Qualified property that is placed into service from January 1, 2015 through December 31, 2017 is eligible for the 50% bonus depreciation. The provisions of the 2015 Tax Act have generated significant cash tax benefits for PSEG, PSE&G and Power through tax benefits related to the accelerated depreciation.
For the period beginning September 28, 2017, subject to the transition rules, the Tax Act modified the bonus depreciation rules of the 2015 Tax Act. Subject to further guidance, it is expected that Power is entitled to 100% expensing and bonus depreciation will no longer apply to PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(406)	$177	$(229)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(176)	(176)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	—	(16)	(16)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	8	2	10
Net Current Period Other Comprehensive Income (Loss)	—	8	(14)	(6)
Net Change in Accumulative Other Comprehensive Income (Loss)	—	8	(190)	(182)
Balance as of March 31, 2018	$—	$(398)	$(13)	$(411)

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$2	$(398)	$133	$(263)
Other Comprehensive Income before Reclassifications	—	—	30	30
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	6	(15)	(9)
Net Current Period Other Comprehensive Income (Loss)	—	6	15	21
Balance as of March 31, 2017	$2	$(392)	$148	$(242)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(347)	$175	$(172)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(175)	(175)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	—	(13)	(13)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	6	2	8
Net Current Period Other Comprehensive Income (Loss)	—	6	(11)	(5)
Net Change in Accumulative Other Comprehensive Income (Loss)	—	6	(186)	(180)
Balance as of March 31, 2018	$—	$(341)	$(11)	$(352)

Power	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$—	$(340)	$129	$(211)
Other Comprehensive Income before Reclassifications	—	—	28	28
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(9)	(4)
Net Current Period Other Comprehensive Income (Loss)	—	5	19	24
Balance as of March 31, 2017	$—	$(335)	$148	$(187)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(12)	3	(9)
Total Pension and OPEB Plans		(11)	3	(8)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(4)	2	(2)
Total Available-for-Sale Debt Securities		(4)	2	(2)
Total		$(15)	$5	$(10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$2	$(1)	$1
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(12)	5	(7)
Total Pension and OPEB Plans		(10)	4	(6)
Available-for-Sale Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	28	(13)	15
Total Available-for-Sale Securities		28	(13)	15
Total		$18	$(9)	$9

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)
Total Pension and OPEB Plans		(9)	3	(6)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(4)	2	(2)
Total Available-for-Sale Debt Securities		(4)	2	(2)
Total		$(13)	$5	$(8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$2	$(1)	$1
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	5	(6)
Total Pension and OPEB Plans		(9)	4	(5)
Available-for-Sale Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	19	(10)	9
Total Available-for-Sale Securities		19	(10)	9
Total		$10	$(6)	$4

Note 17. Earnings Per Share (EPS) and Dividends
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

	Three Months Ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$558	$558	$114	$114
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	505	505
Effect of Stock Based Compensation Awards	—	3	—	3
Total Shares	504	507	505	508

EPS
Net Income	$1.11	$1.10	$0.23	$0.22

For the three months ended March 31, 2017, there were approximately 0.3 million stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2018	2017
Per Share	$0.45	$0.43
In Millions	$227	$218

On April 17, 2018, PSEG’s Board of Directors approved a $0.45 per share common stock dividend for the second quarter of 2018.
Note 18. Financial Information by Business Segment

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended March 31, 2018
Operating Revenues	$1,845	$1,403	$147	$(577)	$2,818
Net Income (Loss)	319	234	5	—	558
Gross Additions to Long-Lived Assets	750	299	4	—	1,053
Three Months Ended March 31, 2017
Operating Revenues	$1,826	$1,269	$83	$(587)	$2,591
Net Income (Loss)	299	(170)	(15)	—	114
Gross Additions to Long-Lived Assets	748	307	7	—	1,062
As of March 31, 2018
Total Assets	$28,774	$12,263	$2,481	$(728)	$42,790
Investments in Equity Method Subsidiaries	$—	$86	$—	$—	$86
As of December 31, 2017
Total Assets	$28,554	$12,418	$2,666	$(922)	$42,716
Investments in Equity Method Subsidiaries	$—	$87	$—	$—	$87

(A)
Includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

(B)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and Power. For a further discussion of the intercompany transactions between PSE&G and Power, see Note 19. Related-Party Transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2018	2017
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$578	$599
Administrative Billings from Services (B)	83	65
Total Billings from Affiliates	$661	$664

	As of	As of
Related-Party Transactions	March 31, 2018	December 31, 2017
	Millions
Payable to Power (A)	$215	$221
Payable to Services (B)	65	78
Payable to PSEG (C)	105	41
Accounts Payable—Affiliated Companies	$385	$340
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$93	$91

Power
The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2018	2017
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$578	$599
Billings from Affiliates:
Administrative Billings from Services (B)	$43	$36

	As of	As of
Related-Party Transactions	March 31, 2018	December 31, 2017
	Millions
Receivables from PSE&G (A)	$215	$221
Accounts Receivable—Affiliated Companies	$215	$221
Payable to Services (B)	$23	$28
Payable to PSEG (C)	46	29
Accounts Payable—Affiliated Companies	$69	$57
Short-Term Loan from Affiliate (E)	$35	$281
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$46	$52

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

Note 20. Guarantees of Debt
Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries, as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended March 31, 2018
Operating Revenues	$—	$1,386	$51	$(34)	$1,403
Operating Expenses	—	1,056	52	(34)	1,074
Operating Income (Loss)	—	330	(1)	—	329
Equity Earnings (Losses) of Subsidiaries	234	(3)	2	(231)	2
Net Gains (Losses) on Trust Investments	—	(22)	—	—	(22)
Other Income (Deductions)	35	33	—	(57)	11
Non-Operating Pension and OPEB Credits (Costs)	—	4	—	—	4
Interest Expense	(42)	(17)	(5)	57	(7)
Income Tax Benefit (Expense)	7	(92)	2	—	(83)
Net Income (Loss)	$234	$233	$(2)	$(231)	$234
Comprehensive Income (Loss)	$229	$223	$(2)	$(221)	$229
Three Months Ended March 31, 2018
Net Cash Provided By (Used In) Operating Activities	$(5)	$525	$(49)	$71	$542
Net Cash Provided By (Used In) Investing Activities	$(215)	$(625)	$(82)	$605	$(317)
Net Cash Provided By (Used In) Financing Activities	$220	$100	$111	$(677)	$(246)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended March 31, 2017
Operating Revenues	$—	$1,255	$52	$(38)	$1,269
Operating Expenses	4	1,556	52	(38)	1,574
Operating Income (Loss)	(4)	(301)	—	—	(305)
Equity Earnings (Losses) of Subsidiaries	(161)	(1)	3	162	3
Net Gains (Losses) on Trust Investments	4	15	—	—	19
Other Income (Deductions)	20	19	—	(28)	11
Non-Operating Pension and OPEB Credits (Costs)	—	2	—	—	2
Interest Expense	(30)	(9)	(5)	28	(16)
Income Tax Benefit (Expense)	1	111	4	—	116
Net Income (Loss)	$(170)	$(164)	$2	$162	$(170)
Comprehensive Income (Loss)	$(146)	$(143)	$2	$141	$(146)
Three Months Ended March 31, 2017
Net Cash Provided By (Used In) Operating Activities	$77	$377	$91	$35	$580
Net Cash Provided By (Used In) Investing Activities	$251	$20	$(154)	$(511)	$(394)
Net Cash Provided By (Used In) Financing Activities	$(328)	$(395)	$68	$476	$(179)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of March 31, 2018
Current Assets	$4,168	$1,392	$189	$(4,631)	$1,118
Property, Plant and Equipment, net	55	5,094	3,540	—	8,689
Investment in Subsidiaries	5,089	1,115	—	(6,204)	—
Noncurrent Assets	90	2,295	109	(38)	2,456
Total Assets	$9,402	$9,896	$3,838	$(10,873)	$12,263
Current Liabilities	$548	$3,234	$1,874	$(4,631)	$1,025
Noncurrent Liabilities	521	1,961	461	(38)	2,905
Long-Term Debt	2,137	—	—	—	2,137
Member’s Equity	6,196	4,701	1,503	(6,204)	6,196
Total Liabilities and Member’s Equity	$9,402	$9,896	$3,838	$(10,873)	$12,263
As of December 31, 2017
Current Assets	$4,327	$1,500	$200	$(4,686)	$1,341
Property, Plant and Equipment, net	54	5,778	2,764	—	8,596
Investment in Subsidiaries	4,844	404	—	(5,248)	—
Noncurrent Assets	100	2,349	110	(78)	2,481
Total Assets	$9,325	$10,031	$3,074	$(10,012)	$12,418
Current Liabilities	$689	$3,586	$1,846	$(4,686)	$1,435
Noncurrent Liabilities	533	1,966	459	(78)	2,880
Long-Term Debt	2,136	—	—	—	2,136
Member’s Equity	5,967	4,479	769	(5,248)	5,967
Total Liabilities and Member’s Equity	$9,325	$10,031	$3,074	$(10,012)	$12,418

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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

PSEG’s other direct wholly owned subsidiaries are: PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) transmission and distribution (T&D) system under an Operations Services Agreement; PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily has investments in leveraged leases; and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
Our business discussion in Part I, Item 1. Business of our 2017 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2017 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2018 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the 2017 Form 10-K.

EXECUTIVE OVERVIEW OF 2018 AND FUTURE OUTLOOK
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

Financial Results
The results for PSEG, PSE&G and Power for the three months ended March 31, 2018 and 2017 are presented as follows:

	Three Months Ended
	March 31,
Earnings (Losses)	2018	2017
	Millions
PSE&G	$319	$299
Power (A)	234	(170)
Other (B)	5	(15)
PSEG Net Income	$558	$114

PSEG Net Income Per Share (Diluted)	$1.10	$0.22

(A)
Includes after-tax expenses of $334 million primarily for accelerated depreciation related to the early retirement of Power’s Hudson and Mercer coal/gas generation plants for the three months ended March 31, 2017. See Item 1. Note 4. Early Plant Retirements for additional information.

(B)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded after-tax charges of $32 million related to its investments in NRG REMA, LLC’s (REMA) leveraged leases in the three months ended March 31, 2017. See Item 1. Note 7. Financing Receivables for additional information.

Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended
	March 31,
	2018	2017
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$(16)	$8
Non-Trading MTM Gains (Losses) (C)	$85	$6

(A)
NDT Fund Income (Expense) includes realized gains and losses and other-than-temporary impairments on certain NDT securities in 2018 and 2017 and unrealized gains and losses on equity securities in 2018, all of which are recorded in Net Gains (Losses) on Trust Investments. NDT Fund Income (Expense) also includes interest and dividend income and other costs related to the NDT Fund recorded in Other Income (Deductions), interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO) recorded in Operation and Maintenance (O&M) Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.

(B)	Net of tax (expense) benefit of $8 million and $(9) million for the three months ended March 31, 2018 and 2017, respectively.

(C)	Net of tax (expense) benefit of $(33) million and $(4) million for the three months ended March 31, 2018 and 2017, respectively.
Our $444 million increase in Net Income for the three months ended March 31, 2018 was driven largely by

•	accelerated depreciation in 2017 related to the early retirement of our Hudson and Mercer coal/gas generation units,

•	charges in 2017 for estimated losses related to our leveraged lease investments,

•	the favorable impact at Power from the lower federal tax rate effective January 1, 2018,

•	higher net MTM gains in 2018, and

•	higher transmission revenues in 2018.

During the first three months of 2018, we maintained a strong balance sheet. We continued to effectively deploy capital without the need for additional equity, while our solid credit ratings aided our ability to access capital and credit markets. The greater emphasis on capital spending for projects on which we receive contemporaneous returns at PSE&G, our regulated utility, in recent years has yielded strong results, which when combined with the cash flow generated by Power, our merchant generator and power marketer, has allowed us to increase our dividend. These actions to transition our business to meet market conditions and investor expectations reflect our multi-year, long-term approach to managing our company. Our focus has been to invest capital in T&D and other infrastructure projects aimed at maintaining service reliability to our customers and bolstering our system resiliency. At Power, we strive to improve performance and reduce costs in order to enhance the value of our generation fleet in light of low gas prices, environmental considerations and competitive market forces that reward efficiency and reliability.
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
Transmission Planning
There are several matters pending before FERC and the U. S. Court of Appeals for the District of Columbia Circuit that concern the allocation of costs associated with transmission projects being constructed by PSE&G. Regardless of how these proceedings are resolved, PSE&G’s ability to recover the costs of these projects will not be affected. However, the result of these proceedings could ultimately impact the amount of costs borne by customers in New Jersey. In addition, as a basic generation service (BGS) supplier, Power provides services that include specified transmission costs. If the allocation of the costs associated with the transmission projects were to increase these BGS-related transmission costs, BGS suppliers may be entitled to recovery, subject to BPU approval. We do not believe that these matters will have a material effect on Power’s business or results of operations.
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
Wholesale Power Market Design
Capacity market design, including the Reliability Pricing Model (RPM) in PJM, remains an important focus for us. During 2015, PJM implemented a new “Capacity Performance” (CP) mechanism that created a more robust capacity product with enhanced incentives for performance during emergency conditions and significant penalties for non-performance. The CP product was implemented fully in the May 2017 RPM auction for the 2020-2021 Delivery Year. Subsequent to its implementation, FERC approved changes to the CP construct that will enhance the participation of intermittent and demand response resources (seasonal resources). However, FERC recently scheduled a technical conference in response to two complaints requesting that FERC investigate the rules governing the participation of seasonal resources and extend the participation of the base resources for future auctions. We cannot predict the outcome of these matters.

In April 2018, PJM submitted two proposed alternative and mutually exclusive capacity market reforms for FERC’s approval. One option would be to implement a two-tier clearing mechanism that accommodates states’ subsidies and the other option would be to extend the existing Minimum Offer Price Rule (MOPR) to units that are receiving subsidies. We are currently evaluating these two proposals. In a related matter that is currently pending at FERC, a group of suppliers requested that FERC direct PJM to expand the currently effective MOPR to apply to certain existing units seeking subsidies. The suppliers’ request was intended to avoid a scenario where the subsidized generators would submit bids into the PJM capacity market that did not reflect their actual costs of operation and could artificially suppress capacity market prices. We are currently awaiting FERC action on the suppliers’ request and cannot predict the outcome of these proceedings.
In November 2017, PJM issued an energy price formation proposal to address a flaw in the energy market by allowing all resources selected for dispatch, both flexible and inflexible, to set price and consequently, result in prices that more accurately reflect the true cost to serve load. PJM’s proposal would allow large, inflexible units to set price. If placed into effect, this proposal will improve price formation by ensuring that the marginal costs of units serving load will be better reflected in clearing prices. We cannot predict the outcome of this matter.
Distribution
The BPU has enacted Infrastructure Investment Program (IIP) regulations that allow utilities to construct, install, or remediate utility plant and facilities related to reliability, resiliency, and/or safety to support the provision of safe and adequate service. Under these regulations, utilities can seek authority to make specified infrastructure investments in programs extending for up to five years with accelerated cost recovery mechanisms. The BPU characterized the IIP regulations as a regulatory initiative intended to create a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain non-revenue producing infrastructure that enhances reliability, resiliency, and/or safety.
In July 2017, we filed a petition with the BPU for a GSMP II program, an extension of GSMP to continue to modernize our gas system. In April 2018, we reached a settlement with the BPU Staff, Division of Rate Counsel and other parties. Under the GSMP II program, PSE&G will invest $1.9 billion over five years beginning in 2019 to replace approximately 175 miles of cast iron and unprotected steel mains in addition to other improvements to the gas system. Approximately $1.6 billion will be recovered through periodic rate roll-ins, with the remaining $300 million to be recovered through a future base rate case. As part of the settlement, PSE&G agreed to file a base rate case no later than five years from the commencement of the program, to maintain a base level of gas distribution capital expenditures of $155 million and to achieve certain leak reduction targets. The ROE and certain other elements for the program will be determined in the pending base rate case proceeding.
As previously disclosed, PSE&G’s Energy Strong Program, a $1.2 billion investment program to harden and make the electric and gas distribution system more resilient, is expected to be completed during 2018. PSE&G expects to file for a five year extension and expansion of the Energy Strong Program in the second quarter of 2018. The extension would seek to continue efforts to harden the electric system against storms and make it more resilient, to implement a more proactive life cycle replacement program to modernize the electric system and to make the gas system more reliable by mitigating the impacts of potential supply curtailments. The size and duration of the Energy Strong Program extension, as well as PSE&G’s return on equity and certain other elements of the program, are subject to BPU approval.
In January 2018, PSE&G filed a distribution base rate case as required as a condition of approval of its Energy Strong Program approved by the BPU in 2014. The filing requested an approximate 1% increase in revenues and recovery of investments made to strengthen the electric and gas distribution systems. The requested increase took into account a reduction in the revenue requirement as a result of the federal corporate income tax rate reduction from 35% to 21% provided in the Tax Act, including the flow-back to customers of excess accumulated deferred income taxes. In March 2018, the BPU approved interim rate reductions for all their jurisdictional utilities, including PSE&G, reflecting the reduction in the federal corporate tax rate. The BPU approved a reduction to PSE&G’s base electric and gas revenues effective April 1, 2018 by $71 million and $43 million, respectively, on an annual basis (or about 2% combined). The refund to customers for over-collection of revenues at the higher tax rate for the January 1 to March 31, 2018 period, and the flow-back to customers of certain excess deferred income taxes will be addressed in PSE&G’s ongoing base rate case proceeding. As a result of the base rate reduction implemented on April 1, 2018, PSE&G’s requested revenue requirement in its filing will increase accordingly. PSE&G anticipates a decision by the BPU that the new base rates will go into effect in the fourth quarter of 2018.
Energy Efficiency
In April 2018, the New Jersey Legislature approved legislation that would require the state’s electric and gas utilities to implement energy efficiency programs that would achieve energy savings of at least 2% per year for electric usage and 0.75% per year for gas usage within five years of the utility’s implementation of its BPU-approved energy efficiency programs. To meet these savings targets, energy usage reductions and peak demand reductions that result from utility and non-utility based programs and investments (including building code changes) will be counted. The specific energy savings target for each public electric and gas utility will be determined from an energy efficiency study to be completed within a year from enactment of the legislation. The legislation will require utilities to make filings with the BPU outlining their planned investments and proposed programs for cost-effectively achieving the targeted energy savings. These filings are also expected to address the utility’s return of and on those investments and recovery of lost revenues associated with the lower sales. PSE&G cannot predict whether the legislation will be enacted. If enacted, the BPU will issue rules to implement the legislation. PSE&G is evaluating opportunities to broaden its existing energy efficiency programs to achieve New Jersey’s targeted results, as well as make investments to facilitate the development of the electric vehicle market and a pilot program for energy storage investments.
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
For further information regarding the matters described above, as well as other matters that may impact our financial condition and results of operations, see Item 1. Note 10. Commitments and Contingent Liabilities.
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
Since September 2014, FERC Staff has been conducting a preliminary, non-public staff investigation into these matters. In April 2018, a settlement agreement was entered into between PSEG and FERC Staff, approved by FERC on April 25, 2018, pursuant to which PSEG agreed to pay approximately $40 million for the full resolution of this matter. Accordingly, Power recorded an additional pre-tax charge to income of $5 million in the first quarter of 2018, resulting in a total liability of approximately $40 million accrued for the resolution of this matter. The settlement agreement does not require PSEG to change its business practices in a manner that would have a material impact on its ongoing business operations.
Early Retirement of Hudson and Mercer Units
On June 1, 2017, Power completed its previously announced retirement of the generation operations of the existing coal/gas units at the Hudson and Mercer generating stations. The decision to retire the Hudson and Mercer units had a material effect on PSEG’s and Power’s results of operations in 2016 and continued to adversely impact their results of operations in 2017. As of June 1, 2017, Power completed recognition of the incremental Depreciation and Amortization (D&A) of $938 million ($964 million in total) due to the significant shortening of the expected economic useful lives of Hudson and Mercer. See Item 1. Note 4. Early Plant Retirements for additional information.
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
Nuclear
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced being at risk for early retirement. In February 2018, Exelon, a co-owner of the Salem units, announced its intention to accelerate the closure of its Oyster Creek nuclear plant located in New Jersey, one year earlier than previously planned for economic reasons. In addition, First Energy announced in March 2018 the early retirement of four nuclear units at the Davis-Besse, Perry Nuclear and Beaver Valley nuclear plants in Ohio and Pennsylvania by 2021. These closures and retirements are generally due to the decline in market prices of energy, resulting from low natural gas prices driven by the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities, both federal and state-level policies that provide financial incentives to construct renewable energy such as wind and solar and the failure to adequately compensate nuclear generating stations for the attributes they bring similar to renewable energy production. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a further shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet.
In the ordinary course, management, and in the case of the Salem units the co-owner, each makes a number of decisions that impact the operation of our nuclear units beyond the current year, including whether and to what extent these units participate in RPM capacity auctions, commitments relating to refueling outages and significant capital expenditures, and decisions regarding our hedging arrangements. When considering whether to make these future commitments, management’s decisions will primarily be influenced by the financial outlook of the units, including the progress, timing and continued outlook for enactment of proposed legislation in the state of New Jersey. At a co-owners meeting in February 2018, Exelon and Power agreed to cancel the funding of future capital projects at the Salem generating station that are not required to meet NRC or other regulatory requirements or that are not required to ensure its safe operation. The companies agreed that the funding of these projects may be restored when and if legislation is enacted in New Jersey that sufficiently values the attributes of nuclear generation and Salem benefits from such legislation.
If any or all of the Salem and Hope Creek units were shut down, it would significantly alter New Jersey’s energy supply predominately by increasing New Jersey’s reliance on natural gas generation. Such a decrease in fuel diversity could also increase the market’s vulnerability to price fluctuations and power disruptions in times of high demand. In April 2018, the New Jersey Legislature voted to pass legislation that would provide a safety net in order to prevent the loss of environmental attributes from selected nuclear generating stations. Power cannot predict whether the legislation will be enacted or, if enacted, whether our nuclear generating stations in New Jersey will be selected or whether the legislation will provide a sufficient safety net for the continued operation of nuclear generating stations in New Jersey.
If market prices continue to be depressed and legislation is not enacted that adequately compensates nuclear generating stations for their attributes, Power anticipates it will no longer be covering its costs nor be adequately compensated for its market and operational risks at the Salem and Hope Creek nuclear units and would anticipate retiring these units early. The costs associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs and additional funding of the NDT Fund would be material to both PSEG and Power.
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
PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments, which could include further write-downs of the values of Energy Holdings’ leveraged lease receivables, and continue to discuss the situation with various parties relevant to this matter. For additional information, see Item 1. Note 7. Financing Receivables. There can be no assurance that a continuation or worsening of the adverse economic conditions would not lead to additional write-downs at any of our other generation units in our leveraged lease portfolio, and such write-downs could be material.
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
As a result of the enacted reduction in the statutory U.S. corporate income tax rate, as well as other aspects of the Tax Act, in December 2017 PSE&G recorded excess deferred taxes of approximately $2.1 billion and recorded an approximate $2.9 billion revenue impact of these excess deferred taxes as Regulatory Liabilities where it is probable that refunds will be made to customers in future rates. The amount and timing of any such refund cannot be determined at this time.
Beginning in 2018, PSEG, on a consolidated basis, is incurring lower income tax expense resulting in a decrease in its projected effective income tax rate. This is also expected to increase PSEG’s and Power’s net income. To the extent allowed under the Tax Act, Power’s operating cash flows will reflect the full expensing of capital investments for income tax purposes. PSEG and Power expect that the interest on their debt will continue to be fully tax deductible albeit at a lower tax rate. For PSE&G, the Tax Act is expected to lead to lower customer rates due to lower income tax expense recoveries and the refund of deferred income tax regulatory liabilities, partially offset by the impacts of higher rate base. The impact of the lower federal income tax rate on PSE&G was reflected in PSE&G’s recently filed distribution base rate case and its 2018 transmission formula rate filings. The Tax Act is generally expected to result in lower operating cash flows for PSE&G resulting from the elimination of bonus depreciation, partially offset by higher revenues due to the higher rate base. Due to the recent enactment of the Tax Act, the full impact of these and other provisions of the Tax Act cannot be determined at this time.
The impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, changes in interpretations and assumptions PSEG has made, guidance that may be issued and actions PSEG may take as a result of the Tax Act. For additional information, see Item 1. Note 15. Income Taxes.
As a result of the enactment of the Tax Act, various state regulatory authorities, including the BPU, have taken action to ensure that excess federal income taxes previously collected in rates are returned to customers. We have made filings to adjust the revenue requirement in certain of our rate matters as a result of the change in the federal income tax rate. We continue to assess whether we need to take any further action at this time.
In addition, FERC continues to assess whether, and if so how, it will address changes and flow-backs to customers relating to accumulated deferred income taxes and bonus depreciation. See Item 1. Note 6. Rate Filings for additional information.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. For the first three months of 2018, our

•	utility, beginning with comprehensive storm preparation, efficiently and safely completed our customer restorations and then assisted neighboring utilities with their restoration efforts,

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 13 terawatt hours while addressing fuel availability and price volatility, and

•	total nuclear fleet achieved an average capacity factor of 99.5%.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first three months of 2018 as we

•	maintained sufficient liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2018 to $1.80 per share.
We expect to be able to fund our planned capital requirements and manage the impacts of the Tax Act without the issuance of new equity.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first three months of 2018, we

•	made additional investments in transmission infrastructure projects,

•	continued to execute our GSMP, Energy Strong, Energy Efficiency and other existing BPU-approved utility programs, and

•	continued construction of our Keys and Sewaren 7 generation projects for targeted commercial operation in 2018 and our BH5 generation project for targeted commercial operation in mid-2019.
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

•
execute our utility capital investment program, including our Energy Strong Program, GSMP and other investments for growth that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers, and obtain approval for the extension of these programs,

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

•	continuing discussions regarding the restructuring of GenOn and REMA and its potential impact on the value of our Keystone, Conemaugh and Shawville leveraged leases,

•	the continuing impacts of the Tax Act,

•	national and regional economic conditions, continuing customer conservation efforts, changes in energy usage patterns and evolving technologies, which impact customer behaviors and demand,

•	the potential for continued reductions in demand and sustained lower natural gas and electricity prices, both at market hubs and the locations where we operate,

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

•	maintaining a diverse mix of fuels to mitigate risks associated with fuel price volatility and market demand cycles.
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

RESULTS OF OPERATIONS
PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, PSE&G and Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 1. Note 19. Related-Party Transactions.

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2018	2017	2018 vs. 2017
	Millions		Millions	%
Operating Revenues	$2,818	$2,591	$227	9
Energy Costs	952	868	84	10
Operation and Maintenance	754	717	37	5
Depreciation and Amortization	280	828	(548)	(66)
Income from Equity Method Investments	2	3	(1)	(33)
Net Gains (Losses) on Trust Investments	(22)	28	(50)	N/A
Other Income (Deductions)	32	32	—	—
Non-Operating Pension and OPEB Credits (Costs)	19	—	19	N/A
Interest Expense	103	98	5	5
Income Tax Expense	202	29	173	N/A

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2018	2017	2018 vs. 2017
	Millions		Millions	%
Operating Revenues	$1,845	$1,826	$19	1
Energy Costs	782	762	20	3
Operation and Maintenance	391	370	21	6
Depreciation and Amortization	190	171	19	11
Net Gains (Losses) on Trust Investments	—	2	(2)	N/A
Other Income (Deductions)	20	22	(2)	(9)
Non-Operating Pension and OPEB Credits (Costs)	15	(2)	17	N/A
Interest Expense	81	75	6	8
Income Tax Expense	117	171	(54)	(32)

Three Months Ended March 31, 2018 as Compared to 2017
Operating Revenues increased $19 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $7 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $8 million higher due to higher revenue requirements calculated through our transmission formula rate, primarily to recover required investments.

•
Gas distribution revenues increased $5 million due to a $17 million increase from the inclusion of the GSMP in base rates, and a $7 million increase due to higher sales volumes. These increases were partially offset by a $19 million decrease in Weather Normalization collections.

•
Electric distribution revenues decreased $6 million due to $7 million in lower sales volumes and lower Green Program Recovery Charges of $1 million, partially offset by a $2 million increase from the Energy Strong Program in base rates.

Commodity Revenues increased $20 million as a result of higher Electric revenues partially offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric commodity revenues increased $34 million due primarily to a $29 million increase in BGS revenues due to $21 million in higher sales volumes and $8 million from higher prices, a $3 million increase from sales of solar renewable energy credits and $2 million of higher revenues from collections of Non-Utility Generation Charges.

•	Gas commodity revenues decreased $14 million due to lower BGSS sales prices of $32 million, partially offset by higher BGSS sales volumes of $18 million.
Clause Revenues decreased $11 million due primarily to a $6 million decrease in Margin Adjustment Clause (MAC) revenues and lower Societal Benefit Charges (SBC) of $5 million. The changes in the MAC and SBC amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expense. PSE&G does not earn margin on MAC or SBC collections.
Operating Expenses
Energy Costs increased $20 million. This is entirely offset by the change in Commodity Revenues.
Operation and Maintenance increased $21 million, primarily due to a $10 million increase in transmission operating expenses, a $6 million increase in winter storm costs, a $5 million increase in appliance service costs, a $5 million increase in the gas distribution tariff, a $3 million increase in renewables and a $5 million increase in other operating expenses. These increases were partially offset by a $13 million reduction in clause-related expenditures.

Depreciation and Amortization increased $19 million due primarily to an $18 million increase in depreciation due to additional plant in service and an increase of $2 million in amortization of Regulatory Assets.
Non-Operating Pension and OPEB Credits (Costs) reflected an increase of $17 million in credits due the adoption of new accounting guidance effective January 1, 2018 which no longer allows capitalization of any portion of these benefit costs. See Item 1. Note 2. Recent Accounting Standards.
Interest Expense increased $6 million due primarily to debt issuances in May and December 2017.
Income Tax Expense decreased $54 million due primarily to the decrease in the federal statutory income tax rate from 35% in 2017 to 21% in 2018, partially offset by uncertain tax positions and plant-related items.
Power

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2018	2017	2018 vs. 2017
	Millions		Millions	%
Operating Revenues	$1,403	$1,269	$134	11
Energy Costs	746	692	54	8
Operation and Maintenance	246	232	14	6
Depreciation and Amortization	82	650	(568)	(87)
Income from Equity Method Investments	2	3	(1)	(33)
Net Gains (Losses) on Trust Investments	(22)	19	(41)	N/A
Other Income (Deductions)	11	11	—	—
Non-Operating Pension and OPEB Credits (Costs)	4	2	2	100
Interest Expense	7	16	(9)	(56)
Income Tax Expense (Benefit)	83	(116)	199	N/A

Three Months Ended March 31, 2018 as Compared to 2017
Operating Revenues increased $134 million due to changes in generation and gas supply revenues.
Generation Revenues increased $140 million due primarily to

•
an increase of $134 million due to higher MTM gains in 2018 as compared to 2017. Of this amount, $112 million was due to higher gains on positions reclassified to realized upon settlement coupled with a $22 million increase due to changes in forward prices,

•
a net increase of $10 million due primarily to higher volumes of electricity sold under wholesale load contracts in the PJM region offset by lower volumes of electricity sold under wholesale load contracts in the New England (NE) region, and

•	a net increase of $7 million in capacity revenues due primarily to increases in cleared capacity auction prices in the NE region,

•
partially offset by a net decrease of $13 million in energy sales due primarily to lower volumes and lower average realized prices in the PJM region offset by higher average prices in the NE and New York (NY) regions, and

•	a decrease of $9 million in electricity sold under our BGS contracts due primarily to lower prices offset by higher volumes.
Gas Supply Revenues decreased $6 million due primarily to

•	a decrease of $13 million due to MTM losses in 2018 as compared to gains in 2017, and

•	a decrease of $12 million related to sales to third parties due to lower average sales prices,

•	partially offset by an increase of $19 million in sales under the BGSS contract due primarily to an increase in sales volumes due to colder average temperatures in the 2018 winter heating season.

Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $54 million due to
Generation costs increased $43 million due primarily to

•	higher fuel costs of $46 million reflecting utilization of higher volumes of oil in the PJM region coupled with utilization of higher volumes and higher prices of natural gas in the NY region, and

•
an increase of $10 million due to MTM losses in 2018 as compared to gains in 2017. Of this amount, $6 million was due to changes in forward prices coupled with an increase of $4 million due to higher losses on positions reclassified to realized upon settlement in 2018,

•	partially offset by a net decrease of $15 million primarily due to a decrease in energy purchase volumes in the NE region to serve load obligations.
Gas costs increased $11 million due mainly to

•
an increase of $29 million related to sales under the BGSS contract due primarily to increased volumes sold, coupled with higher average gas costs due to colder average temperatures during the 2018 winter heating season,

•	partially offset by a decrease of $18 million related to sales to third parties due primarily to lower average gas costs and a decrease in volumes sold.
Operation and Maintenance increased $14 million due primarily to

•	a $10 million net increase at our fossil plants, due primarily to higher planned outage costs in 2018 as compared to 2017, and

•
a $5 million net increase due primarily to higher planned outage costs at our 100%-owned Hope Creek nuclear plant in 2018 as compared to planned outage costs incurred in 2017 for our 57%-owned Salem Unit 2.

Depreciation and Amortization decreased $568 million due primarily to

•	$574 million of higher depreciation in 2017 for Hudson and Mercer due to the early retirement of those units,

•	partially offset by a $5 million increase in 2018 due to a higher nuclear asset base primarily from increased capitalized asset retirement costs.
Net Gains (Losses) on Trust Investments decreased $41 million due primarily to the inclusion in 2018 of $34 million of net unrealized losses on equity investments in the NDT Fund in accordance with new accounting guidance and a $5 million decrease in net realized gains on NDT Fund investments.
Interest Expense decreased $9 million due primarily to higher interest capitalized for the construction of the BH5, Sewaren 7 and Keys fossil stations.
Income Tax Expense (Benefit) increased $199 million due primarily to pre-tax income in 2018 as compared to a pre-tax loss in 2017. This increase in income tax expense was diminished by the decrease in the federal statutory income tax rate from 35% in 2017 to 21% in 2018.

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
For the three months ended March 31, 2018, our operating cash flow decreased $57 million as compared to the same period in 2017. The net changes were primarily due to tax refunds in 2017 at Energy Holdings combined with net changes from our subsidiaries as discussed below.
PSE&G
PSE&G’s operating cash flow increased $62 million from $515 million to $577 million for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to an increase of $58 million primarily due to a reduction in unbilled revenues resulting from lower prices and volumes in 2018, an increase of $54 million due to a change in regulatory deferrals, and higher earnings in 2018, partially offset by a tax refund in 2017.
Power
Power’s operating cash flow decreased $38 million from $580 million to $542 million for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to an increase of $71 million in payments to counterparties and a $22 million decrease from fuels, materials and supplies, offset by a $69 million increase from net collections of counterparty receivables.
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
Our total credit facilities and available liquidity as of March 31, 2018 were as follows:

Company/Facility	As of March 31, 2018
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$609	$891
PSE&G	600	16	584
Power	2,100	158	1,942
Total	$4,200	$783	$3,417

As of March 31, 2018, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of Power’s credit rating certain of Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if Power were to lose its investment grade credit rating was approximately $867 million and $848 million as of March 31, 2018 and December 31, 2017, respectively.
For additional information, see Item 1. Note 11. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months, PSE&G has $400 million of 5.30% Medium-Term Notes maturing in May 2018 and $350 million of 2.30% Medium-Term Notes maturing in September 2018. Power has $250 million of 2.45% Senior Notes maturing in November 2018.
For additional information see Item 1. Note 11. Debt and Credit Facilities.
Common Stock Dividends
On February 20, 2018, our Board of Directors approved a $0.45 dividend per share of common stock for the first quarter of 2018. On April 17, 2018, our Board of Directors declared a $0.45 dividend per share of common stock for the second quarter of 2018. This reflects an indicative annual dividend rate of $1.80 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note17. Earnings Per Share (EPS) and Dividends.

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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our 2017 Form 10-K.
PSE&G
During the three months ended March 31, 2018, PSE&G made capital expenditures of $759 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $38 million, which are included in operating cash flows.
Power
During the three months ended March 31, 2018, Power made capital expenditures of $283 million, excluding $16 million for nuclear fuel, primarily related to our Keys, Sewaren 7, BH5 and other generation projects.

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
From January through March 2018, MTM VaR varied between a low of $8 million and a high of $38 million at the 95% confidence level. The range of VaR was narrower for the three months ended March 31, 2018 as compared with the year ended December 31, 2017.

	MTM VaR
	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$9	$39
Average for the Period	$21	$10
High	$38	$39
Low	$8	$5
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$14	$60
Average for the Period	$32	$15
High	$60	$60
Low	$13	$8

See Item 1. Note 12. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
PSEG, PSE&G and Power
There have been no changes in internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the 2017 Annual Report on Form 10-K, see Part I, Item 1. Note 10. Commitments and Contingent Liabilities and Item 5. Other Information.

ITEM 1A.	RISK FACTORS
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our 2017 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which describe various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. There have been no material changes to the risk factors set forth in the above-referenced filings as of March 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2017, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest or be exercised in 2018 and under PSEG’s Employee Stock Purchase Plan for expected employee purchases in 2018. The following table indicates our common share repurchases in the open market during the first quarter of 2018.

Three Months Ended March 31, 2018	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31	1,300,000	$50.00
February 1 - February 28	—	$—
March 1- March 31	—	$—

ITEM 5. OTHER INFORMATION
Certain information reported in the 2017 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2017 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.
Federal Regulation
Energy Clearing Prices
December 31, 2017 Form 10-K page 16. FERC has ordered certain favorable changes to energy market price formation rules improving shortage pricing and enhancing bidding flexibility for units. We continue to advocate in this context for additional changes in market rules that would provide more transparency regarding operator actions affecting energy market prices and would promote better alignment between generation dispatch decisions and energy market price outcomes. In November 2017, PJM issued an energy price formation proposal to address a flaw in the energy market by allowing all resources selected for dispatch, both flexible and inflexible, to set price and consequently, result in prices that more accurately reflect the true cost to serve load. PJM’s proposal would allow large, inflexible units to set price. If placed into effect, this proposal will improve price formation by ensuring that the marginal costs of units serving load will be better reflected in clearing prices. We cannot predict the outcome of this matter.
Capacity Market Issues—PJM
December 31, 2017 Form 10-K page 16. PJM fully implemented in the May 2017 RPM auction for the 2020-2021 Delivery Year a “Capacity Performance” (CP) mechanism that created a more robust capacity product with enhanced incentives for performance during emergency conditions and significant penalties for non-performance. The CP mechanism is intended to enhance the participation of intermittent and demand response resources (seasonal resources). Specifically, FERC approved PJM’s modifications to the aggregation rules to improve the ability of seasonal resources to participate. However, FERC recently scheduled a technical conference in response to two complaints requesting that FERC investigate the rules governing the participation of seasonal resources and extend the participation of the base resources for future auctions. We cannot predict the outcome of these matters.
In April, 2018, PJM submitted two proposed alternative and mutually exclusive capacity market reforms for FERC’s approval. One option would be to implement a two-tier clearing mechanism that accommodates states’ subsidies and the other option would be to extend the existing Minimum Offer Price Rule to units that are receiving subsidies. We are currently evaluating these two proposals.
Capacity Market Issues— ISO-NE
Recently, ISO-NE submitted proposed changes to the Forward Capacity Market referred to as the Competitive Auctions and Sponsored Policy Resources (CASPR) proposal to accommodate clean and renewable energy policy resources. The CASPR design creates a second auction that commences immediately following the Forward Capacity Auction and provides the opportunity for certain renewable, clean and alternative energy resources to acquire supply obligations when they cannot clear economically in the Forward Capacity Auction. The CASPR design also proposed to phase out the exemption from the minimum offer price rule (MOPR) in the capacity market afforded for up to 200MW annually (600 MW cumulatively) of renewable resources, an aspect of the market design that we did not support due to the capacity market suppression associated with this mechanism. In March 2018, FERC approved the filing, including the phase out of the 200MW renewables exemptions, with an effective date beginning with the next Forward Capacity Auction to be held in February 2019.
Transmission Regulation—Transmission Policy Developments
December 31, 2017 Form 10-K page 18. In February 2018, FERC issued an order finding that the transmission planning procedures used by the PJM transmission owners, a group that includes PSE&G, for supplemental projects do not adhere to the coordination and transparency principles of FERC’s Order No. 890. FERC determined that certain terms and conditions in the PJM governing documents are unjust and unreasonable. FERC directed PJM and the PJM transmission owners to submit certain revisions to the manner in which the stakeholder process for supplemental projects is conducted. PSE&G participated in the PJM transmission owners’ compliance filing. A number of parties also sought rehearing of the FERC order seeking more onerous requirements that, if accepted, could be disruptive of the planning process.
State Regulation
BGSS Process
In November 2017, a filing was made by the Retail Energy Supply Association (RESA) with the BPU requesting that the BPU revisit the BGSS process and establish a gas capacity release program. This filing is applicable to all New Jersey gas utilities. In March 2018, the RESA filed an amended petition with the BPU requesting a formal proceeding to establish a gas capacity release program. This filing is applicable to all New Jersey gas utilities.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. PSE&G:
Exhibit 4a(15)	Supplemental Indenture dated April 1, 2018
Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. Power:
Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

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
Date: April 30, 2018

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
Date: April 30, 2018

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
Date: April 30, 2018