Form 10-Q
period 2018-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2018-08-01
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (A New Jersey Corporation) 80 Park Plaza Newark, New Jersey 07102 973 430-7000	22-2625848
001-00973	PUBLIC SERVICE ELECTRIC AND GAS COMPANY (A New Jersey Corporation) 80 Park Plaza Newark, New Jersey 07102 973 430-7000	22-1212800
001-34232	PSEG POWER LLC (A Delaware Limited Liability Company) 80 Park Plaza Newark, New Jersey 07102 973 430-7000	22-3663480

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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 17, 2018, Public Service Enterprise Group Incorporated had outstanding 505,323,326 shares of its sole class of Common Stock, without par value.
As of July 17, 2018, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
Public Service Electric and Gas Company and PSEG Power LLC are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) of Form 10-Q. Each is filing its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

i

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this report about our and our subsidiaries’ future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in filings we make with the United States Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K and subsequent reports on Form 10-Q and Form 8-K. These factors include, but are not limited to:

•	fluctuations in wholesale power and natural gas markets, including the potential impacts on the economic viability of our generation units;

•	our ability to obtain adequate fuel supply;

•	any inability to manage our energy obligations with available supply;

•	increases in competition in wholesale energy and capacity markets;

•	changes in technology related to energy generation, distribution and consumption and customer usage patterns;

•	economic downturns;

•	third-party credit risk relating to our sale of generation output and purchase of fuel;

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in funding requirements;

•	changes in state and federal legislation and regulations, and PSE&G’s ability to recover costs and earn returns on authorized investments;

•	the impact of pending and any future rate case proceedings;

•	regulatory, financial, environmental, health and safety risks associated with our ownership and operation of nuclear facilities;

•	adverse changes in energy industry laws, policies and regulations, including market structures and transmission planning;

•	changes in federal and state environmental regulations and enforcement;

•	delays in receipt of, or an inability to receive, necessary licenses and permits;

•	adverse outcomes of any legal, regulatory or other proceeding, settlement, investigation or claim applicable to us and/or the energy industry;

•	changes in tax laws and regulations;

•	the impact of our holding company structure on our ability to meet our corporate funding needs, service debt and pay dividends;

•	lack of growth or slower growth in the number of customers or changes in customer demand;

•	any inability of Power to meet its commitments under forward sale obligations;

•	reliance on transmission facilities that we do not own or control and the impact on our ability to maintain adequate transmission capacity;

•	any inability to successfully develop or construct generation, transmission and distribution projects;

•	any equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers;

ii

•	our inability to exercise control over the operations of generation facilities in which we do not maintain a controlling interest;

•	any inability to recover the carrying amount of our long-lived assets and leveraged leases;

•	any inability to maintain sufficient liquidity;

•	any inability to realize anticipated tax benefits or retain tax credits;

•	challenges associated with recruitment and/or retention of key executives and a qualified workforce;

•	the impact of our covenants in our debt instruments on our operations; and

•	the impact of acts of terrorism, cybersecurity attacks or intrusions.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OPERATING REVENUES	$2,016	$2,142	$4,834	$4,733
OPERATING EXPENSES
Energy Costs	600	588	1,552	1,456
Operation and Maintenance	725	718	1,479	1,435
Depreciation and Amortization	280	641	560	1,469
Total Operating Expenses	1,605	1,947	3,591	4,360
OPERATING INCOME	411	195	1,243	373
Income from Equity Method Investments	5	5	7	8
Net Gains (Losses) on Trust Investments	8	25	(14)	53
Other Income (Deductions)	34	33	66	65
Non-Operating Pension and OPEB Credits (Costs)	19	1	38	1
Interest Expense	(111)	(91)	(214)	(189)
INCOME BEFORE INCOME TAXES	366	168	1,126	311
Income Tax Expense	(97)	(59)	(299)	(88)
NET INCOME	$269	$109	$827	$223
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	505	504	505
DILUTED	507	507	507	507
NET INCOME PER SHARE:
BASIC	$0.53	$0.22	$1.64	$0.44
DILUTED	$0.53	$0.22	$1.63	$0.44
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.45	$0.43	$0.90	$0.86

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET INCOME	$269	$109	$827	$223
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $4, $(9), $13 and $(25) for the three and six months ended 2018 and 2017, respectively	(5)	10	(19)	25
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $1, $0, $1 and $0 for the three and six months ended 2018 and 2017, respectively	(1)	—	(1)	—
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(3), $(4), $(6) and $(8) for the three and six months ended 2018 and 2017, respectively	7	6	15	12
Other Comprehensive Income (Loss), net of tax	1	16	(5)	37
COMPREHENSIVE INCOME	$270	$125	$822	$260

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$95	$313
Accounts Receivable, net of allowances of $59 in 2018 and 2017	1,163	1,348
Tax Receivable	111	127
Unbilled Revenues	189	296
Fuel	218	289
Materials and Supplies, net	574	577
Prepayments	324	118
Derivative Contracts	24	29
Regulatory Assets	296	211
Other	11	4
Total Current Assets	3,005	3,312
PROPERTY, PLANT AND EQUIPMENT	42,809	41,231
Less: Accumulated Depreciation and Amortization	(9,658)	(9,434)
Net Property, Plant and Equipment	33,151	31,797
NONCURRENT ASSETS
Regulatory Assets	3,225	3,222
Long-Term Investments	924	932
Nuclear Decommissioning Trust (NDT) Fund	2,049	2,133
Long-Term Receivable of Variable Interest Entity (VIE)	688	686
Rabbi Trust Fund	224	231
Goodwill	16	16
Other Intangibles	127	114
Derivative Contracts	21	7
Other	277	266
Total Noncurrent Assets	7,551	7,607
TOTAL ASSETS	$43,707	$42,716

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2018	December 31, 2017
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,550	$1,000
Commercial Paper and Loans	270	542
Accounts Payable	1,348	1,694
Derivative Contracts	23	16
Accrued Interest	105	103
Accrued Taxes	104	48
Clean Energy Program	203	128
Obligation to Return Cash Collateral	131	129
Regulatory Liabilities	32	47
Other	478	461
Total Current Liabilities	4,244	4,168
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,475	5,240
Regulatory Liabilities	2,937	2,948
Clean Energy Program	27	—
Asset Retirement Obligations	1,047	1,024
OPEB Costs	1,423	1,455
OPEB Costs of Servco	551	542
Accrued Pension Costs	480	537
Accrued Pension Costs of Servco	122	129
Environmental Costs	332	357
Derivative Contracts	1	5
Long-Term Accrued Taxes	177	175
Other	223	221
Total Noncurrent Liabilities	12,795	12,633
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	12,510	12,068
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2018 and 2017—534 shares	4,955	4,961
Treasury Stock, at cost, 2018—30 shares; 2017—29 shares	(813)	(763)
Retained Earnings	10,426	9,878
Accumulated Other Comprehensive Loss	(410)	(229)
Total Stockholders’ Equity	14,158	13,847
Total Capitalization	26,668	25,915
TOTAL LIABILITIES AND CAPITALIZATION	$43,707	$42,716

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$827	$223
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	560	1,469
Amortization of Nuclear Fuel	95	101
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	46	51
Provision for Deferred Income Taxes (Other than Leases) and ITC	213	91
Non-Cash Employee Benefit Plan Costs	35	45
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	8	(30)
Net (Gain) Loss on Lease Investments	14	45
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(54)	(42)
Net Change in Regulatory Assets and Liabilities	(58)	(124)
Cost of Removal	(84)	(47)
Net (Gains) Losses and (Income) Expense from NDT Fund	(8)	(58)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	16	69
Accrued Taxes	57	15
Margin Deposit	24	59
Other Current Assets and Liabilities	2	(58)
Employee Benefit Plan Funding and Related Payments	(58)	(49)
Other	(2)	(5)
Net Cash Provided By (Used In) Operating Activities	1,633	1,755
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,005)	(1,981)
Purchase of Emissions Allowances and RECs	(44)	(29)
Proceeds from Sales of Trust Investments	821	711
Purchases of Trust Investments	(829)	(726)
Other	30	36
Net Cash Provided By (Used In) Investing Activities	(2,027)	(1,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(272)	(388)
Issuance of Long-Term Debt	1,400	1,125
Redemption of Long-Term Debt	(400)	—
Cash Dividends Paid on Common Stock	(455)	(435)
Other	(83)	(62)
Net Cash Provided By (Used In) Financing Activities	190	240
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(204)	6
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	315	426
Cash, Cash Equivalents and Restricted Cash at End of Period	$111	$432
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$52	$(30)
Interest Paid, Net of Amounts Capitalized	$205	$189
Accrued Property, Plant and Equipment Expenditures	$625	$513

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OPERATING REVENUES	$1,386	$1,393	$3,231	$3,219
OPERATING EXPENSES
Energy Costs	488	488	1,270	1,250
Operation and Maintenance	353	359	744	729
Depreciation and Amortization	187	166	377	337
Total Operating Expenses	1,028	1,013	2,391	2,316
OPERATING INCOME	358	380	840	903
Net Gains (Losses) on Trust Investments	—	—	—	2
Other Income (Deductions)	20	21	40	43
Non-Operating Pension and OPEB Credits (Costs)	15	(1)	30	(3)
Interest Expense	(82)	(69)	(163)	(144)
INCOME BEFORE INCOME TAXES	311	331	747	801
Income Tax Expense	(80)	(123)	(197)	(294)
NET INCOME	$231	$208	$550	$507

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET INCOME	$231	$208	$550	$507
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0, $0 and $1 for the three and six months ended 2018 and 2017, respectively	1	—	—	(1)
COMPREHENSIVE INCOME	$232	$208	$550	$506

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$20	$242
Accounts Receivable, net of allowances of $59 in 2018 and 2017	796	882
Accounts Receivable—Affiliated Companies	18	—
Unbilled Revenues	189	296
Materials and Supplies	195	197
Prepayments	205	44
Regulatory Assets	296	211
Other	10	4
Total Current Assets	1,729	1,876
PROPERTY, PLANT AND EQUIPMENT	30,396	29,117
Less: Accumulated Depreciation and Amortization	(6,200)	(6,101)
Net Property, Plant and Equipment	24,196	23,016
NONCURRENT ASSETS
Regulatory Assets	3,225	3,222
Long-Term Investments	285	280
Rabbi Trust Fund	45	46
Other	123	114
Total Noncurrent Assets	3,678	3,662
TOTAL ASSETS	$29,603	$28,554

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2018	December 31, 2017
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$600	$750
Commercial Paper and Loans	195	—
Accounts Payable	704	728
Accounts Payable—Affiliated Companies	150	340
Accrued Interest	79	78
Clean Energy Program	203	128
Obligation to Return Cash Collateral	131	129
Regulatory Liabilities	32	47
Other	376	311
Total Current Liabilities	2,470	2,511
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	3,570	3,391
OPEB Costs	1,066	1,103
Accrued Pension Costs	189	226
Regulatory Liabilities	2,937	2,948
Clean Energy Program	27	—
Environmental Costs	255	283
Asset Retirement Obligations	214	212
Long-Term Accrued Taxes	94	91
Other	111	114
Total Noncurrent Liabilities	8,463	8,368
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	8,286	7,841
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2018 and 2017—132 shares	892	892
Contributed Capital	1,095	1,095
Basis Adjustment	986	986
Retained Earnings	7,411	6,861
Total Stockholder’s Equity	10,384	9,834
Total Capitalization	18,670	17,675
TOTAL LIABILITIES AND CAPITALIZATION	$29,603	$28,554

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$550	$507
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	377	337
Provision for Deferred Income Taxes and ITC	160	330
Non-Cash Employee Benefit Plan Costs	19	25
Cost of Removal	(84)	(47)
Net Change in Regulatory Assets and Liabilities	(58)	(124)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	195	108
Materials and Supplies	2	(15)
Prepayments	(161)	(184)
Accounts Payable	(30)	(30)
Accounts Receivable/Payable—Affiliated Companies, net	(204)	(72)
Other Current Assets and Liabilities	66	14
Employee Benefit Plan Funding and Related Payments	(50)	(42)
Other	(20)	(38)
Net Cash Provided By (Used In) Operating Activities	762	769
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,447)	(1,389)
Proceeds from Sales of Trust Investments	9	28
Purchases of Trust Investments	(10)	(29)
Solar Loan Investments	(11)	(3)
Other	3	5
Net Cash Provided By (Used In) Investing Activities	(1,456)	(1,388)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	195	—
Issuance of Long-Term Debt	700	425
Redemption of Long-Term Debt	(400)	—
Other	(9)	(5)
Net Cash Provided By (Used In) Financing Activities	486	420
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(208)	(199)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	244	393
Cash, Cash Equivalents and Restricted Cash at End of Period	$36	$194
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$97	$(75)
Interest Paid, Net of Amounts Capitalized	$157	$144
Accrued Property, Plant and Equipment Expenditures	$436	$319

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OPERATING REVENUES	$767	$918	$2,170	$2,187
OPERATING EXPENSES
Energy Costs	373	386	1,119	1,078
Operation and Maintenance	268	256	514	488
Depreciation and Amortization	84	465	166	1,115
Total Operating Expenses	725	1,107	1,799	2,681
OPERATING INCOME (LOSS)	42	(189)	371	(494)
Income from Equity Method Investments	5	5	7	8
Net Gains (Losses) on Trust Investments	8	24	(14)	43
Other Income (Deductions)	13	12	24	23
Non-Operating Pension and OPEB Credits (Costs)	3	2	7	4
Interest Expense	(11)	(13)	(18)	(29)
INCOME (LOSS) BEFORE INCOME TAXES	60	(159)	377	(445)
Income Tax Benefit (Expense)	(19)	62	(102)	178
NET INCOME (LOSS)	$41	$(97)	$275	$(267)

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$41	$(97)	$275	$(267)
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $3, $(9), $11 and $(27) for the three and six months ended 2018 and 2017, respectively	(4)	10	(15)	29
Pension/OPEB adjustment, net of tax (expense) benefit of $(2), $(3), $(5) and $(7) for the three and six months ended 2018 and 2017, respectively	6	5	12	10
Other Comprehensive Income (Loss), net of tax	2	15	(3)	39
COMPREHENSIVE INCOME (LOSS)	$43	$(82)	$272	$(228)

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$20	$32
Accounts Receivable	313	380
Accounts Receivable—Affiliated Companies	81	221
Short-Term Loan to Affiliate	519	—
Fuel	218	289
Materials and Supplies, net	376	376
Derivative Contracts	24	29
Prepayments	10	11
Other	4	3
Total Current Assets	1,565	1,341
PROPERTY, PLANT AND EQUIPMENT	12,046	11,755
Less: Accumulated Depreciation and Amortization	(3,267)	(3,159)
Net Property, Plant and Equipment	8,779	8,596
NONCURRENT ASSETS
NDT Fund	2,049	2,133
Long-Term Investments	87	87
Goodwill	16	16
Other Intangibles	127	114
Rabbi Trust Fund	56	57
Derivative Contracts	21	7
Other	72	67
Total Noncurrent Assets	2,428	2,481
TOTAL ASSETS	$12,772	$12,418

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2018	December 31, 2017
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$250	$250
Accounts Payable	468	712
Accounts Payable—Affiliated Companies	148	57
Short-Term Loan from Affiliate	—	281
Derivative Contracts	23	16
Accrued Interest	22	20
Other	62	99
Total Current Liabilities	973	1,435
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,451	1,406
Asset Retirement Obligations	831	810
OPEB Costs	287	283
Derivative Contracts	1	5
Accrued Pension Costs	169	184
Long-Term Accrued Taxes	45	52
Other	143	140
Total Noncurrent Liabilities	2,927	2,880
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
LONG-TERM DEBT	2,833	2,136
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,161	4,911
Accumulated Other Comprehensive Loss	(350)	(172)
Total Member’s Equity	6,039	5,967
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,772	$12,418

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$275	$(267)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	166	1,115
Amortization of Nuclear Fuel	95	101
Provision for Deferred Income Taxes and ITC	51	(226)
Interest Accretion on Asset Retirement Obligation	20	15
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(54)	(42)
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	46	51
Non-Cash Employee Benefit Plan Costs	11	14
Net (Gains) Losses and (Income) Expense from NDT Fund	(8)	(58)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	71	58
Margin Deposit	24	59
Accounts Receivable	84	36
Accounts Payable	(90)	(14)
Accounts Receivable/Payable—Affiliated Companies, net	227	75
Other Current Assets and Liabilities	(35)	7
Employee Benefit Plan Funding and Related Payments	(5)	(4)
Other	(9)	12
Net Cash Provided By (Used In) Operating Activities	869	932
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(547)	(576)
Purchase of Emissions Allowances and RECs	(44)	(29)
Proceeds from Sales of Trust Investments	785	602
Purchases of Trust Investments	(793)	(616)
Short-Term Loan—Affiliated Company	(519)	(146)
Other	23	30
Net Cash Provided By (Used In) Investing Activities	(1,095)	(735)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	700	—
Cash Dividend Paid	(200)	(175)
Short-Term Loan—Affiliated Company	(281)	—
Other	(5)	(4)
Net Cash Provided By (Used In) Financing Activities	214	(179)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(12)	18
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	32	11
Cash, Cash Equivalents and Restricted Cash at End of Period	$20	$29
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(72)	$66
Interest Paid, Net of Amounts Capitalized	$18	$29
Accrued Property, Plant and Equipment Expenditures	$189	$194

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
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2017) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Power	Other (A)	Consolidated
	Millions
As of December 31, 2017
Cash and Cash Equivalents	$242	$32	$39	$313
Restricted Cash in Other Current Assets	—	—	—	—
Restricted Cash in Other Noncurrent Assets	2	—	—	2
Cash, Cash Equivalents and Restricted Cash	$244	$32	$39	$315
As of June 30, 2018
Cash and Cash Equivalents	$20	$20	$55	$95
Restricted Cash in Other Current Assets	4	—	—	4
Restricted Cash in Other Noncurrent Assets	12	—	—	12
Cash, Cash Equivalents and Restricted Cash	$36	$20	$55	$111

(A)	Includes amounts applicable to PSEG (parent corporation), Energy Holdings and Services.

Note 2. Recent Accounting Standards
New Standards Issued and Adopted
Revenue from Contracts With Customers—Accounting Standard Update (ASU) 2014-09, updated by ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13, 2017-14
This accounting standard, and related updates, were adopted on January 1, 2018 using the full retrospective transition method. There was no effect on net income as a result of adoption. However, certain retrospective adjustments were recorded in accordance with the new standard. At PSE&G, retrospective adjustments increased Operating Revenues by $25 million and $39 million, Energy Costs by $16 million and $25 million, and Operation and Maintenance (O&M) Expense by $9 million and $14 million for the three and six months ended June 30, 2017, respectively. At Power, retrospective adjustments reduced Operating Revenues and Energy Costs by $11 million and $26 million for the three and six months ended June 30, 2017, respectively. For disclosure requirements under this standard, including Nature of Goods and Services, Disaggregation of Revenues, and Remaining Performance Obligations under Fixed Consideration Contracts, see Note 3. Revenues.
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
This accounting standard was adopted on January 1, 2018. Under the new guidance, equity investments in Power’s Nuclear Decommissioning Trust (NDT) and PSEG’s Rabbi Trust Funds are measured at fair value with the unrealized gains and losses now recognized through Net Income instead of Other Comprehensive Income (Loss). The debt securities in these trusts continue to be classified as available-for-sale with the unrealized gains and losses recorded as a component of Accumulated Other Comprehensive Income (Loss). Realized gains and losses on both equity and available-for-sale debt security investments are recorded in earnings and are included with the unrealized gains and losses on equity securities in Net Gains (Losses) on Trust Investments. Other-than-temporary impairments on NDT and Rabbi Trust securities are also included in Net Gains (Losses) on Trust Investments. A cumulative effect adjustment was made to reclassify the net unrealized gains related to equity investments of $342 million ($176 million, net of tax) from Accumulated Other Comprehensive Income to Retained Earnings on January 1, 2018. See Note 16. Accumulated Other Comprehensive Income (Loss), Net of Tax and Note 8. Trust Investments for further discussion.
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
Statement of Cash Flows:  Restricted Cash—ASU 2016-18
This accounting standard was adopted on January 1, 2018. PSEG will continue the current balance sheet classification of restricted cash or restricted cash equivalents. PSEG has provided a reconciliation of cash and cash equivalents and restricted

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

cash or restricted cash equivalents and has included a description of these amounts in Note 1. Organization, Basis of Presentation and Significant Accounting Policies. The effect of adoption on the June 30, 2018 Consolidated Statements of Cash Flows was immaterial.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (OPEB)—ASU 2017-07
This accounting standard was adopted on January 1, 2018. Under the new guidance, entities are required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by their employees during the period. The other components of net benefit cost are required to be presented in the Statement of Operations separately from the service cost component after Operating Income. Additionally, only the service cost component is eligible for capitalization, when applicable. As a result of adopting this standard, PSE&G reduced its charge to expense for the three and six months ended June 30, 2018 by approximately $15 million and $29 million, respectively. The Condensed Consolidated Statements of Operations were recast to show retrospective adjustments of the non-service cost components of net benefit credits (costs) of $(1) million and $(3) million at PSE&G and $2 million and $4 million at Power, for the three and six months ended June 30, 2017, respectively, from O&M Expense to a new line item after Operating Income entitled Non-Operating Pension and OPEB Credits (Costs). See. Note 9. Pension and Other Postretirement Benefits (OPEB).
Stock Compensation - Scope of Modification Accounting—ASU 2017-09
This accounting standard was adopted on January 1, 2018. The standard will be applied prospectively to awards modified on or after January 1, 2018. PSEG does not expect a material impact from adoption of this new standard.
New Standards Issued But Not Yet Adopted
Leases—ASU 2016-02, updated by ASUs 2018-01, 2018-10 and 2018-11
This accounting standard, and related updates, replaces existing lease accounting guidance and requires lessees to recognize all leases with a term greater than 12 months on the balance sheet using a right-of-use asset approach. At lease commencement, a lessee will recognize a lease asset and corresponding lease obligation. A lessee will classify its leases as either finance leases or operating leases based on whether control of the underlying assets has transferred to the lessee. A lessor will classify its leases as operating or direct financing leases, or as sales-type leases based on whether control of the underlying assets has transferred to the lessee. Both the lessee and lessor models require additional disclosure of key information. The standard allows lessees and lessors to apply either (i) a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or (ii) a prospective transition approach for leases existing as of January 1, 2019 with a cumulative effect adjustment to be recorded to Retained Earnings. PSEG intends to adopt this standard on a prospective basis. Existing guidance related to leveraged leases does not change.
This standard permits an entity to elect an optional transition practical expedient to exclude evaluation of land easements that exist or expired before the adoption of ASU 2016-02 and that were not previously accounted for as leases.
PSEG is currently analyzing the impact of this standard on its consolidated financial statements while undertaking the following implementation activities: (i) reviewing all contract types throughout PSEG to determine the lease population; (ii) implementing a lease accounting system to capture and account for long-term (greater than one year) leases to be operational on January 1, 2019; (iii) developing internal lease accounting policies and determining the practical expedients PSEG will elect; and (iv) drafting lease disclosures required in 2019. PSEG expects adoption of this standard to have a material impact on the balance sheets of PSEG and PSE&G, but has not yet quantified this impact.
The standard is effective for annual and interim periods beginning after December 15, 2018.
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities—ASU 2017-12
This accounting standard’s amendments more closely align hedge accounting with the companies’ risk management activities in the financial statements. The amendments expand hedge accounting for both non-financial and financial risk components by permitting contractually specified components to be designated as the hedged risk in a cash flow hedge involving the purchase or sale of non-financial assets or variable rate financial instruments. The amendments also permit an entity to measure the interest rate risk on the hedged item in a partial-term fair value hedge assuming the hedged item has a term that reflects only the designated cash flows being hedged. Additionally, the amendments ease the operational burden of applying hedge accounting by allowing more time to prepare hedge documentation, and allowing effectiveness assessments to be performed on a qualitative basis after hedge inception.
The new guidance is effective for annual and interim periods beginning after December 15, 2018. The standard requires using a modified retrospective method upon adoption. Early adoption is permitted. PSEG analyzed the impact of this standard on its consolidated financial statements and has determined that the standard could enable PSEG to enter into certain transactions that

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

can be deemed hedges that previously would not have qualified. Adoption of this standard is not expected to have a material impact on PSEG’s financial statements.
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
An entity should apply this standard on a prospective basis and will be required to disclose the nature of and reason for the change in accounting principle upon transition. The new standard is effective for impairment tests for periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. PSEG does not expect adoption of this standard to have a material impact on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Revenues
Nature of Goods and Services
The following is a description of principal activities by reportable segment from which PSEG, PSE&G and Power generate their revenues.
PSE&G
Revenues from Contracts with Customers
Electric and Gas Distribution and Transmission Revenues—PSE&G sells gas and electricity to customers under default commodity supply tariffs. PSE&G’s regulated electric and gas default commodity supply and distribution services are separate tariffs which are satisfied as the product(s) and/or services are delivered to the customer. The electric and gas commodity and delivery tariffs are recurring contracts in effect until cancellation by the customer. Revenue is recognized over time as the service is rendered to the customer. Included in PSE&G’s regulated revenues are unbilled electric and gas revenues which represent the estimated amount customers will be billed for services rendered from the most recent meter reading to the end of the respective accounting period.
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
Gas Contracts—Power sells wholesale natural gas, primarily through an index based full requirements Basic Gas Supply Service (BGSS) contract with PSE&G to meet the gas supply requirements of PSE&G’s customers. The BGSS contract, which extends through March 2019, will renew year-to-year thereafter unless terminated by either party with a two year notice. The performance obligation is primarily delivery of gas which is satisfied over time. Revenue is recognized as gas is delivered. Based upon the availability of natural gas, storage and pipeline capacity beyond PSE&G’s daily needs, Power also sells gas and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pipeline capacity to other counterparties under bilateral contracts. The performance obligation under these contracts is satisfied over time upon delivery of the gas or capacity, and revenue is recognized accordingly.
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
Revenues Unrelated to Contracts with Customers
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.
Disaggregation of Revenues

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2018
Revenues from Contracts with Customers
Electric Distribution	$754	$—	$—	$—	$754
Gas Distribution	248	—	—	(4)	244
Transmission	301	—	—	—	301
Electricity and Related Product Sales
PJM
Third Party Sales	—	373	—	—	373
Sales to Affiliates	—	147	—	(147)	—
New York ISO	—	46	—	—	46
ISO New England	—	14	—	—	14
Gas Sales
Third Party Sales	—	30	—	—	30
Sales to Affiliates	—	108	—	(108)	—
Other Revenues from Contracts with Customers (A)	63	13	125	(1)	200
Total Revenues from Contracts with Customers	1,366	731	125	(260)	1,962
Revenues Unrelated to Contracts with Customers (B)	20	36	(2)	—	54
Total Operating Revenues	$1,386	$767	$123	$(260)	$2,016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2018
Revenues from Contracts with Customers
Electric Distribution	$1,444	$—	$—	$—	$1,444
Gas Distribution	1,007	—	—	(7)	1,000
Transmission	613	—	—	—	613
Electricity and Related Product Sales
PJM
Third Party Sales	—	871	—	—	871
Sales to Affiliates	—	323	—	(323)	—
New York ISO	—	105	—	—	105
ISO New England	—	61	—	—	61
Gas Sales
Third Party Sales	—	94	—	—	94
Sales to Affiliates	—	505	—	(505)	—
Other Revenues from Contracts with Customers (A)	135	23	262	(2)	418
Total Revenues from Contracts with Customers	3,199	1,982	262	(837)	4,606
Revenues Unrelated to Contracts with Customers (B)	32	188	8	—	228
Total Operating Revenues	$3,231	$2,170	$270	$(837)	$4,834

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2017
Revenues from Contracts with Customers
Electric Distribution	$757	$—	$—	$—	$757
Gas Distribution	233	—	—	(6)	227
Transmission	307	—	—	—	307
Electricity and Related Product Sales
PJM
Third Party Sales	—	302	—	—	302
Sales to Affiliates	—	171	—	(171)	—
New York ISO	—	50	—	—	50
ISO New England	—	9	—	—	9
Gas Sales
Third Party Sales	—	11	—	—	11
Sales to Affiliates	—	107	—	(107)	—
Other Revenues from Contracts with Customers (A)	67	12	128	(1)	206
Total Revenues from Contracts with Customers	1,364	662	128	(285)	1,869
Revenues Unrelated to Contracts with Customers (B)	29	256	(12)	—	273
Total Operating Revenues	$1,393	$918	$116	$(285)	$2,142

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2017
Revenues from Contracts with Customers
Electric Distribution	$1,458	$—	$—	$—	$1,458
Gas Distribution	988	—	—	(7)	981
Transmission	606	—	—	—	606
Electricity and Related Product Sales
PJM
Third Party Sales	—	616	—	—	616
Sales to Affiliates	—	355	—	(355)	—
New York ISO	—	86	—	—	86
ISO New England	—	20	—	—	20
Gas Sales
Third Party Sales	—	63	—	—	63
Sales to Affiliates	—	508	—	(508)	—
Other Revenues from Contracts with Customers (A)	129	22	256	(2)	405
Total Revenues from Contracts with Customers	3,181	1,670	256	(872)	4,235
Revenues Unrelated to Contracts with Customers (B)	38	517	(57)	—	498
Total Operating Revenues	$3,219	$2,187	$199	$(872)	$4,733

(A)	Includes primarily revenues from appliance repair services at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at Power, and PSEG LI’s OSA with LIPA in Other.

(B)
Includes primarily alternative revenues at PSE&G, derivative contracts at Power, and lease contracts in Other. For the three and six months ended June 30, 2018, Other includes a $20 million loss and for the three and six months ended June 30, 2017, Other includes a $22 million loss and a $77 million loss, respectively, related to Energy Holdings’ investments in leases.

Contract Balances
PSE&G
PSE&G does not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of June 30, 2018 and December 31, 2017. Substantially all of PSE&G’s accounts receivable result from contracts with customers. Allowances represented approximately seven percent of accounts receivable as of June 30, 2018 and December 31, 2017.
Power
Power generally collects consideration upon satisfaction of performance obligations, and therefore, Power had no material contract balances as of June 30, 2018 and December 31, 2017.
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
Other
PSEG LI does not have any material contract balances as of June 30, 2018 and December 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Remaining Performance Obligations under Fixed Consideration Contracts
Power and PSE&G primarily record revenues as allowed by the guidance, which states that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity's performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. PSEG has future performance obligations under contracts with fixed consideration as follows:
Power
As stated above, capacity transactions with ISOs are reported on a net basis dependent on Power’s monthly net sale or purchase position through the individual ISOs.
Capacity Payments from the PJM Reliability Pricing Model (RPM) Annual Base Residual and Incremental Auctions—The Base Residual Auction is conducted annually three years in advance of the operating period. Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the base and incremental auctions which have been completed:

Delivery Year	$ per MW-Day	MW Cleared
June 2018 to May 2019	$205	9,200
June 2019 to May 2020	$116	8,900
June 2020 to May 2021	$174	7,800
June 2021 to May 2022	$178	7,700

Capacity Payments from the New England ISO Forward Capacity Market—The Forward Capacity Market Auction (FCM) is conducted annually three years in advance of the operating period. The table below includes Power’s cleared capacity in the FCM for the Bridgeport Harbor Station 5, which cleared the 2019/2020 auction at $231/MW-day for seven years, with escalations based on the Handy-Whitman Index and the planned retirement of Bridgeport Harbor Station 3 in 2021. Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the FCM auctions which have been completed:

Delivery Year	$ per MW-Day	MW Cleared
June 2018 to May 2019	$314	820
June 2019 to May 2020	$231	1,330
June 2020 to May 2021	$195	1,330
June 2021 to May 2022	$192	950
June 2022 to May 2023	$231	480
June 2023 to May 2024	$231	480
June 2024 to May 2025	$231	480
June 2025 to May 2026	$231	480

Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $180 million.
Other
The LIPA OSA is a 12-year services contract ending in 2025 with annual fixed and incentive components. The fixed fee for the provision of services thereunder in 2018 is $64 million and could increase each year based on the change in the Consumer Price Index (CPI). The incentive for 2018 can range from zero to approximately $10 million and could increase each year thereafter based on the change in the CPI.

Note 4. Early Plant Retirements
Fossil
On June 1, 2017, Power completed its previously announced retirement of the generation operations of the existing coal/gas units at the Hudson and Mercer generating stations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three and six months ended June 30, 2017, Power recognized total Depreciation and Amortization of $390 million and $964 million, respectively, for the Hudson and Mercer units to reflect the significant shortening of their expected economic useful lives in 2017. In the three and six months ended June 30, 2018, Power recognized pre-tax charges (credits) in Energy Costs of $(1) million and $3 million, respectively, primarily for coal inventory lower of cost or market adjustments. In the three and six months ended June 30, 2017, Power recognized pre-tax charges of the same nature in Energy Costs of $2 million and $9 million, respectively. In the three and six months ended June 30, 2017, Power also recognized pre-tax charges in O&M of $4 million of shut down costs and a net increase in the Asset Retirement Obligation liability due to settlements and changes in cash flow estimates, partially offset by changes in employee-related severance costs. Power is exploring various opportunities with these sites, including using the sites for alternative industrial activity or the disposition of one or both of the sites. If Power determines not to use the sites for alternative industrial activity, the early retirement of the units at such sites would trigger obligations under certain environmental regulations, including possible remediation. The amounts for any such environmental remediation are neither currently probable nor estimable but may be material.
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
In the ordinary course, management, and in the case of the Salem units the co-owner, each makes a number of decisions that impact the operation of our nuclear units beyond the current year, including whether and to what extent these units participate in RPM capacity auctions, commitments relating to refueling outages and significant capital expenditures, and decisions regarding our hedging arrangements. When considering whether to make these future commitments, management’s decisions will primarily be influenced by the financial outlook of the units, including the progress, timing and continued outlook for selection of the units under the newly enacted legislation in the state of New Jersey. Power and Exelon have agreed to cancel the funding of future capital projects at the Salem generating station that are not required to meet NRC or other regulatory requirements or that are not required to ensure its safe operation. Power and Exelon have agreed to continue to assess and, when appropriate, approve the funding of individual capital projects to ensure compliance with regulatory requirements and the safe operation of the Salem generating station and that the funding of these projects may be restored if legislation enacted in New Jersey sufficiently values the attributes of nuclear generation and Salem benefits from such legislation.
If any or all of the Salem and Hope Creek units were shut down, it would significantly alter New Jersey’s energy supply predominately by increasing New Jersey’s reliance on natural gas generation. Such a decrease in fuel diversity could also increase the market’s vulnerability to price fluctuations and power disruptions in times of high demand. In May 2018, the governor of New Jersey signed legislation that would provide a safety net in order to prevent the loss of environmental attributes from selected nuclear generating stations referred to as the zero emissions certificate (ZEC) program. The legislation calls for the BPU (within a 330-day period from enactment) to establish a collection process for a customer charge, determine eligibility and certification of need, and ultimately select nuclear plants to potentially receive ZECs starting in April 2019. Power cannot predict whether our nuclear generating stations in New Jersey will be selected or whether the legislation will provide a sufficient safety net for the continued operation of nuclear generating stations in New Jersey.
If energy market prices continue to be depressed, there are adverse impacts from potential changes to the capacity market construct being considered by FERC, or the ZEC program does not adequately compensate our nuclear generating stations for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

their attributes, Power anticipates it will no longer be covering its costs nor be adequately compensated for its market and operational risks at the Salem and Hope Creek nuclear units and would anticipate retiring these units early. The costs associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs and additional funding of the NDT Fund would be material to both PSEG and Power.
The following table provides the balance sheet amounts by generating station as of June 30, 2018 for significant assets and liabilities associated with Power’s owned share of its nuclear assets.

	As of June 30, 2018
	Hope Creek	Salem	Support Facilities and Other (A)	Peach Bottom
	Millions
Assets
Materials and Supplies Inventory	$83	$82	$—	$42
Nuclear Production, net of Accumulated Depreciation	688	646	203	786
Nuclear Fuel In-Service, net of Accumulated Depreciation	171	89	—	119
Construction Work in Progress (including nuclear fuel)	140	105	2	24
Total Assets	$1,082	$922	$205	$971
Liability
Asset Retirement Obligation	$309	$255	$—	$210
Total Liabilities	$309	$255	$—	$210
Net Assets	$773	$667	$205	$761
NRC License Renewal Term	2046	2036/2040	N/A	2033/2034
% Owned	100%	57%	Various	50%

(A)	Includes Hope Creek’s and Salem’s shared support facilities and other nuclear development capital.
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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $109 million and $112 million for the three months and $229 million and $224 million for the six months ended June 30, 2018 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2017, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:
Electric and Gas Distribution Base Rate Filing—In January 2018, PSE&G filed a distribution base rate case as required as a condition of approval of its Energy Strong Program I (ESP I) approved by the BPU in 2014. The filing requested an approximate 1% increase in revenues and recovery of investments made to strengthen the electric and gas distribution systems. The requested increase took into account a reduction in the revenue requirement as a result of the federal corporate income tax rate reduction from 35% to 21% provided in the Tax Cuts and Jobs Act of 2017 (Tax Act), including the flow-back to customers of excess accumulated deferred income taxes. In March 2018, the BPU approved interim rate reductions for all their jurisdictional utilities, including PSE&G, reflecting the reduction in the federal corporate tax rate. The BPU approved a reduction to PSE&G’s current base electric and gas revenues effective April 1, 2018 by $71 million and $43 million, respectively, on an annual basis (or about 2% combined). The refund to customers for overcollection of revenues at the higher tax rate for the January 1 to March 31, 2018 period, and the flow-back to customers of certain excess deferred income taxes will be addressed in PSE&G’s ongoing base rate case proceeding. In May 2018, PSE&G updated its base rate filing to include nine months of actual data. As a result of the base rate reduction implemented on April 1, 2018, among other factors, PSE&G’s updated filing requests an approximate 3% increase in revenues. PSE&G anticipates a decision by the BPU that new base rates will go into effect in the fourth quarter of 2018.
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
In June 2018, PSE&G filed its 2017 true-up adjustment pertaining to its transmission formula rates in effect for 2017. This resulted in an adjustment of $27 million more than the 2017 originally filed revenues, the impact of which PSE&G had primarily recognized in its Consolidated Statement of Operations for the year ended December 31, 2017.
BGSS—In June 2018, PSE&G made its annual BGSS filing with the BPU requesting a decrease in the annual BGSS revenues of $26 million. If approved, the BGSS rate would be decreased from approximately 37 cents to 35 cents per therm for residential gas customers to be effective October 1, 2018. This matter is pending.
In April 2018, the BPU approved the final BGSS rates which were effective October 1, 2017.
In December 2017, February 2018 and March 2018, PSE&G filed with the BPU for self-implementing monthly bill credits of 15 cents per therm for the months of January through April 2018. Monthly bill credits of $125 million were credited to customers for the months of January through April 2018.
ESP I Recovery Filing—In March and September of each year, PSE&G files with the BPU for base rate recovery of ESP I investments which include a return of and on its investment.
In February 2018, the BPU approved recovery of an annual revenue requirement of $8 million associated with electric ESP I capital investment costs placed in service from June 1, 2017 through November 30, 2017.
Societal Benefits Charge—In February 2018, the BPU approved PSE&G’s petition to increase electric rates by approximately $20 million on an annual basis and to decrease gas rates by approximately $0.8 million on an annual basis, in order to recover electric and gas costs incurred through May 31, 2017 under its Energy Efficiency and Renewable Energy and Social Programs. The new rates were effective April 1, 2018.
Weather Normalization Clause (WNC)—In April 2018, the BPU gave final approval to PSE&G’s petition to collect $55 million in net deficiency gas revenues as a result of the warmer than normal 2016-2017 Winter Period (October 1 through May 31), which resulted in a deficiency of $31 million, plus a carryover balance of $24 million from the 2015-2016 Winter Period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2018, PSE&G filed its 2017-2018 WNC petition seeking a net recovery of $14 million to be collected over the 2018-2019 Winter Period. The $14 million net recovery is the result of $9 million of excess revenues from the colder-than- normal 2017-2018 Winter Period offset by $23 million of remaining prior Winter Period undercollection.
Green Program Recovery Charges (GPRC)—In June 2018, PSE&G filed its 2018 GPRC cost recovery petition requesting recovery of approximately $65 million and $6 million in electric and gas revenues, respectively, on an annual basis. This matter is pending.
Gas System Modernization Program I (GSMP I)—In July 2018, PSE&G filed its annual GSMP I cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of $26 million effective January 1, 2019. This increase represents the return of and on investment for GSMP I investments expected to be in service through September 30, 2018. This request will be updated in October 2018 for actual costs.

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

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	June 30, 2018	December 31, 2017
	Millions
Commercial/Industrial	$169	$158
Residential	9	10
Total	$178	$168

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
During the first quarter of 2017, due to continuing liquidity issues facing NRG REMA, LLC (REMA), economic challenges facing coal generation in PJM, and based upon an ongoing review of available alternatives as well as certain discussions with REMA management, Energy Holdings recorded a $55 million pre-tax charge for its current best estimate of loss related to the lease receivables. Additional pre-tax charges of $22 million (including $7 million related to residual value impairment) were recorded in the quarter ended June 30, 2017. Subject to the terms of the Credit Support Forbearance and Rent Payment Forbearance described below, lease payments and adjustments to qualifying credit support on the REMA leases are due semiannually in January and July of each year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based on an ongoing review of (i) the liquidity challenges facing REMA and (ii) available alternatives, Energy Holdings recorded an additional $20 million pre-tax charge in the quarter ended June 30, 2018 for its current best estimate of loss related to lease receivables. Pre-tax charges were reflected in Operating Revenues in the first half of 2018 and 2017 and are included in Gross Investment in Leases as of June 30, 2018.
Certain subsidiaries of Energy Holdings, REMA, certain holders of the pass-through certificates and other parties have entered into a forbearance agreement (Credit Support Forbearance) relating to REMA’s obligation to procure additional qualifying credit support for the Conemaugh facility. In addition, certain subsidiaries of Energy Holdings, REMA, certain holders of the pass-through certificates and other parties have entered into forbearance agreements (Rent Payment Forbearance) relating to the Keystone, Conemaugh and Shawville facilities. The parties to the Rent Payment Forbearance have agreed to permit REMA to enter into agreements with third parties relating to certain energy management, operation and maintenance and other services and have agreed to temporarily forbear from exercising rights and remedies related to certain events of default relating to certain periodic lease rent payments required to be made by REMA in July 2018.
The Credit Support Forbearance will remain effective until the earlier of (i) two weeks following the date on which Energy Holdings subsidiaries, REMA and/or the consenting certificate holders provide written notice to REMA of its intention to terminate the Forbearance, and (ii) the date on which any event of termination as specified in the Credit Support Forbearance occurs. The Rent Payment Forbearance for each facility will remain effective until the earlier of (i) August 17, 2018 and (ii) the date on which any of the following events occur: (a) a new event of default occurs and is continuing under the operative documents governing the respective facilities; (b) REMA commences a case under title 11 of the United States Bankruptcy Code or (c) REMA terminates discussions with Energy Holdings and/or the consenting pass-through certificate holders regarding a potential restructuring by REMA.
PSEG cannot predict the outcome of GenOn’s restructuring process or the possible related impact on REMA. PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments. If lease rejections or foreclosures were to occur, Energy Holdings could potentially record additional pre-tax write-offs up to its gross investment in these facilities and may also be required to accelerate and pay material deferred tax liabilities to the Internal Revenue Service (IRS). Also, if energy markets continue to deteriorate, it is possible that additional write-downs, including residual value impairment, could occur.
The following table shows Energy Holdings’ gross and net lease investment as of June 30, 2018 and December 31, 2017.

	As of	As of
	June 30, 2018	December 31, 2017
	Millions
Lease Receivables (net of Non-Recourse Debt)	$525	$546
Estimated Residual Value of Leased Assets	326	326
Total Investment in Rental Receivables	851	872
Unearned and Deferred Income	(299)	(307)
Gross Investment in Leases	552	565
Deferred Tax Liabilities	(500)	(480)
Net Investment in Leases	$52	$85

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of June 30, 2018
As of June 30, 2018
Millions
AA	$14
BBB+ — BBB-	316
BB-	133
CCC-	62
Total	$525

The “BB-” and the “CCC-” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of June 30, 2018, the gross investment in the leases of such assets, net of non-recourse debt, was $315 million ($(112) million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$132	64%	1,538	Coal	BB-	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$85	64%	1,036	Gas	BB-	NRG Energy, Inc.
Keystone Station Units 1 and 2	PA	$10	17%	1,711	Coal	CCC-	REMA (A)
Conemaugh Station Units 1 and 2	PA	$10	17%	1,711	Coal	CCC-	REMA (A)
Shawville Station Units 1, 2, 3 and 4	PA	$78	100%	596	Gas	CCC-	REMA (A)

(A)
GenOn and certain of its subsidiaries (which did not include REMA) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. GenOn is currently engaged in a balance sheet restructuring, which will take an undetermined time to complete. Certain subsidiaries of Energy Holdings, REMA, consenting holders of the pass-through certificates and other parties have entered into a Credit Support Forbearance relating to the Conemaugh facility and the Rent Payment Forbearance relating to the Keystone, Conemaugh and Shawville facilities, as described above.

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
(UNAUDITED)

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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$471	$235	$(8)	$698
International	321	76	(14)	383
Total Equity Securities	792	311	(22)	1,081
Available-for Sale Debt Securities
Government	528	1	(12)	517
Corporate	464	—	(14)	450
Total Available-for-Sale Debt Securities	992	1	(26)	967
Other	1	—	—	1
Total NDT Fund Investments	$1,785	$312	$(48)	$2,049

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$497	$245	$(2)	$740
International	311	99	(3)	407
Total Equity Securities	808	344	(5)	1,147
Available-for Sale Debt Securities
Government	586	2	(4)	584
Corporate	400	4	(2)	402
Total Available-for-Sale Debt Securities	986	6	(6)	986
Total NDT Fund Investments	$1,794	$350	$(11)	$2,133

Net unrealized gains (losses) on debt securities of $(14) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and Power’s Condensed Consolidated Balance Sheets as of June 30, 2018. The portion of net unrealized gains (losses) recognized during the second quarter and first half of 2018 related to equity securities still held at the end of June 30, 2018 were $12 million and $(3) million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	June 30, 2018	December 31, 2017
	Millions
Accounts Receivable	$11	$24
Accounts Payable	$8	$74

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2018				As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$79	$(8)	$—	$—	$40	$(2)	$—	$—
International	74	(13)	4	(1)	29	(3)	2	—
Total Equity Securities	153	(21)	4	(1)	69	(5)	2	—
Available-for Sale Debt Securities
Government (B)	402	(9)	64	(3)	343	(2)	91	(2)
Corporate (C)	358	(12)	25	(2)	191	(1)	27	(1)
Total Available-for-Sale Debt Securities	760	(21)	89	(5)	534	(3)	118	(3)
NDT Trust Investments	$913	$(42)	$93	$(6)	$603	$(8)	$120	$(3)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Effective January 1, 2018, unrealized gains and losses on these securities are recorded in Net Income.

(B)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2018.

(C)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	Millions
Proceeds from NDT Fund Sales (A)	$402	$320	$774	$567
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$34	$32	$58	$53
Gross Realized Losses	(10)	(5)	(22)	(9)
Net Realized Gains (Losses) on NDT Fund (B)	$24	$27	$36	$44
Unrealized Gains (Losses) on Equity Securities in NDT Fund (C)	(16)	N/A	(50)	N/A
Other-Than-Temporary-Impairments	$—	$(3)	—	(4)
Net Gains (Losses) on NDT Fund Investments	$8	$24	$(14)	$40

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

(C)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded in Net Income instead of Other Comprehensive Income (Loss).
The NDT Fund debt securities held as of June 30, 2018 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$10
1 - 5 years	298
6 - 10 years	196
11 - 15 years	45
16 - 20 years	71
Over 20 years	347
Total NDT Available-for-Sale Debt Securities	$967

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$21	$3	$—	$24
International	—	—	—	—
Total Equity Securities	21	3	—	24
Available-for-Sale Debt Securities
Government	96	—	(2)	94
Corporate	110	—	(4)	106
Total Available-for-Sale Debt Securities	206	—	(6)	200
Total Rabbi Trust Investments	$227	$3	$(6)	$224

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$24	$3	$—	$27
International	—	—	—	—
Total Equity Securities	24	3	—	27
Available-for-Sale Debt Securities
Government	85	1	(1)	85
Corporate	118	2	(1)	119
Total Available-for-Sale Debt Securities	203	3	(2)	204
Total Rabbi Trust Investments	$227	$6	$(2)	$231

Net unrealized gains (losses) on debt securities of $(4) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2018. The portion of net unrealized gains (losses) recognized during both the second quarter and first half of 2018 related to equity securities still held at the end of June 30, 2018 was less than $1 million.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2018	December 31, 2017
	Millions
Accounts Receivable	$2	$2
Accounts Payable	$—	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of June 30, 2018				As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$57	$(1)	23	(1)	$28	$—	$25	$(1)
Corporate (B)	93	(4)	6	—	39	(1)	9	—
Total Available-for-Sale Debt Securities	150	(5)	29	(1)	67	(1)	34	(1)
Rabbi Trust Investments	$150	$(5)	$29	$(1)	$67	$(1)	$34	$(1)

(A)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2018.

(B)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2018.

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	Millions
Proceeds from Rabbi Trust Sales (A)	$22	$93	$47	$144
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$2	$2	$17
Gross Realized Losses	—	(1)	(2)	(4)
Net Realized Gains (Losses) on Rabbi Trust (B)	—	1	—	13
Unrealized Gains (Losses) on Equity Securities in Rabbi Trust (C)	—	N/A	—	N/A
Other-Than-Temporary-Impairments	—	$—	—	—
Net Gains (Losses) on Rabbi Trust Investments	$—	$1	$—	$13

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

(C)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded in Net Income instead of Other Comprehensive Income (Loss).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of June 30, 2018 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$1
1 - 5 years	39
6 - 10 years	23
11 - 15 years	7
16 - 20 years	18
Over 20 years	112
Total Rabbi Trust Available-for-Sale Debt Securities	$200

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
The fair value of the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	June 30, 2018	December 31, 2017
	Millions
PSE&G	$45	$46
Power	56	57
Other	123	128
Total Rabbi Trust Investments	$224	$231

Note 9. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco. Amounts shown do not reflect the impacts of capitalization and co-owner allocations. Effective with the adoption of ASU 2017-07 on January 1, 2018, only the service cost component is eligible for capitalization, when applicable. For additional information, see Note 2. Recent Accounting Standards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$33	$28	$5	$4	$65	$57	$9	$8
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	52	51	17	16	104	102	33	32
Expected Return on Plan Assets	(110)	(99)	(11)	(9)	(220)	(197)	(21)	(17)
Amortization of Net
Prior Service Cost	(5)	(4)	—	(2)	(9)	(9)	—	(5)
Actuarial Loss	21	25	16	12	42	49	32	25
Non-Service Components of Pension and OPEB (Credits) Costs	(42)	(27)	22	17	(83)	(55)	44	35
Total Benefit (Credits) Costs	$(9)	$1	$27	$21	$(18)	$2	$53	$43

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Millions
PSE&G	$(7)	$(1)	$17	$13	$(15)	$(2)	$34	$27
Power	(3)	1	8	6	(5)	1	16	13
Other	1	1	2	2	2	3	3	3
Total Benefit (Credits) Costs	$(9)	$1	$27	$21	$(18)	$2	$53	$43

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
Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $40 million into its pension plan trusts during 2018. Servco’s pension-related revenues and costs were $10 million and $8 million for three months ended June 30, 2018 and 2017, respectively, and $20 million and $17 million for the six months ended June 30, 2018 and 2017, respectively. The OPEB-related revenues earned and costs incurred were $2 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $3 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of Power’s outstanding guarantees, current exposure and margin positions as of June 30, 2018 and December 31, 2017.

	As of	As of
	June 30, 2018	December 31, 2017
	Millions
Face Value of Outstanding Guarantees	$1,780	$1,701
Exposure under Current Guarantees	$129	$153

Letters of Credit Margin Posted	$152	$103
Letters of Credit Margin Received	$18	$32

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(2)	$(1)
Net Broker Balance Deposited (Received)	$124	$147

Additional Amounts Posted:
Other Letters of Credit	$63	$61

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The CPG’s draft FS set forth various alternatives for remediating the lower Passaic River with an estimated cost to remediate the lower 17 miles of the Passaic River ranging from approximately $518 million to $3.2 billion on an undiscounted basis.
In March 2016, the EPA released its Record of Decision (ROD) for the EPA’s own Focused Feasibility Study (FFS) which requires the removal of 3.5 million cubic yards of sediment from the Passaic River’s lower 8.3 miles at an estimated cost of $2.3 billion on an undiscounted basis (ROD Remedy). The EPA estimated the total project length to be about 11 years, including a one year period of negotiation with the PRPs, three to four years to design the project and six years for implementation. Occidental Chemical Corporation (OCC), one of the PRPs, has commenced performance of the remedial design required by the ROD Remedy, reserving its right of cost contribution from all other PRPs.
In September 2017, the EPA concluded that an Agency-commenced allocation process for the Passaic River’s lower 8.3 miles should include only certain PRPs. The allocation is intended to lead to a consent decree in which certain of the PRPs agree to perform and pay for the remedial action under EPA oversight. The allocation process has commenced and is scheduled to be completed in late 2019. Conversations between the EPA and the PRPs regarding remediation of the Passaic River’s upper 9 miles are ongoing.
In a separate matter, two PRPs, Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus), filed for Chapter 11 bankruptcy in Delaware Federal Bankruptcy Court. In June 2018, the trust representing the creditors in this proceeding filed a complaint asserting claims against the current and former parent entities of Tierra and Maxus, among other parties, for up to $14 billion. Any damages awarded may be used to fund, in part, the remediation costs of the lower 8.3 miles of the Passaic River. The creditor trust has reserved its right to file contribution claims against 28 PRPs, including PSEG. This matter is ongoing.
In June 2018, OCC filed a complaint in Federal District Court in Newark against various defendants, including PSE&G, seeking cost recovery and contribution under CERCLA for the remediation of the lower 8.3 miles of the Passaic River. The complaint does not quantify damages sought.
The Complaint alleges that “no single hazardous substance” is to blame for the contamination of the lower Passaic River and lists the eight Contaminants of Concern (COCs) identified by the EPA in the ROD. OCC alleges PSE&G is responsible for a portion of six of the eight COCs. PSE&G cannot predict the outcome of this matter.
Based upon the estimated cost of the ROD Remedy and PSEG’s estimate of PSE&G’s and Power’s shares of that cost, as of June 30, 2018, PSEG has accrued approximately $57 million. Of this amount, PSE&G has accrued $46 million as an Environmental Costs Liability and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. Power has accrued $11 million as an Other Noncurrent Liability with the corresponding O&M Expense recorded in prior years when the liability was accrued.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $332 million and $378 million on an undiscounted basis through 2021, including its $46 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $332 million as of June 30, 2018. Of this amount, $79 million was recorded in Other Current Liabilities and $253 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $332 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding to what extent sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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
The EPA has structured the rule so that each state Permitting Director will continue to consider renewal permits for existing power facilities on a case by case basis, based on studies related to impingement mortality and entrainment by the facilities seeking renewal permits.
Several environmental organizations and certain energy industry groups have filed suit under the CWA and the Endangered Species Act. The cases were consolidated at the Second Circuit, and in July 2018 the Second Circuit upheld the EPA’s final cooling water intake rule. The Court’s decision allows Permitting Directors to continue to issue permits in accordance with the flexible, site-specific provisions of the final rule.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Jersey City, New Jersey Subsurface Feeder Cable Matter
In October 2016, a discharge of dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City, New Jersey, was identified and reported to the NJDEP. The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison, with PSE&G owning the portion of the cables located in New Jersey and Con Edison owning the portion of the cables located in New York. The NJDEP declared an emergency and an emergency response action was undertaken to investigate, contain, remediate and stop the fluid discharge; to assess, repair and restore the cables to good working order, if feasible; and to restore the property. The regulatory agencies overseeing the emergency response, including the U.S. Coast Guard, the NJDEP and the Army Corps of Engineers, have issued multiple notices, orders and directives to the various parties related to this matter and the parties may also be subject to the assessment of civil penalties related to the discharge and response. The U.S. Coast Guard transitioned control of the federal response to the EPA in May 2018. As part of this transition, the U.S. Coast Guard rescinded its Administrative Order to PSE&G related to this matter.
The impacted cable was repaired in late September 2017; however, small amounts of residual dielectric fluid believed to be contained within the marina sediment continue to appear on the surface and response actions related to the fluid discharge are ongoing, although at a significantly reduced scale. PSE&G remains concerned about future leaks and potential environmental impacts as a result of reintroduction of fluid back into these lines and has determined that retirement of the affected facilities is appropriate. PSE&G has been unable to reach an agreement with Con Edison and, as a result, in May 2018, PSE&G filed an action at FERC to resolve the matter. Also ongoing is the process to determine ultimate responsibility for the costs to address the leak among PSE&G, Con Edison and NADC, including an action filed by PSE&G in federal court in New Jersey seeking damages from NADC. In that action, NADC has also pursued counterclaims against PSE&G and Con Edison seeking damages for its costs to address the leak. Based on the information currently available and depending on the outcome of the federal court action, PSE&G’s portion of the costs to address the leak may be material; however, PSE&G anticipates that it will recover these costs through regulatory proceedings.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2015	2016	2017	2018
36-Month Terms Ending	May 2018	May 2019	May 2020	May 2021	(A)
Load (MW)	2,900	2,800	2,800	2,900
$ per MWh	$99.54	$96.38	$90.78	$91.77

(A)	Prices set in the 2018 BGS auction year became effective on June 1, 2018 when the 2015 BGS auction agreements expired.
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
Power also has various long-term fuel purchase commitments for coal through 2021 to support its fossil generation stations.
As of June 30, 2018, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2022
Millions
Nuclear Fuel
Uranium	$244
Enrichment	$345
Fabrication	$161
Natural Gas	$990
Coal	$278

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Litigation
Sewaren 7 Construction
In June 2018, a complaint was filed in federal court in Newark against PSEG Fossil, LLC, a wholly owned subsidiary of Power, regarding an ongoing dispute with Durr Mechanical Construction, Inc. (Durr), a contractor on the Sewaren 7 project. Among other things, Durr seeks damages of $93 million and alleges that Power withheld money owed to Durr and that Power’s intentional conduct led to the inability of Durr to obtain prospective contracts. Power intends to vigorously defend against these allegations. Based upon the preliminary nature of this matter, a loss is not considered probable nor is the amount of loss, if any, estimable as of June 30, 2018.
Newark Customer Incident
On the morning of July 5, 2018, PSE&G discontinued electricity to the home of a customer residing in Newark because of outstanding arrears on that customer’s account. Subsequent to the discontinuation of electricity, that customer died on the afternoon of July 5th. The family of the customer, who was on hospice care, has raised allegations in the media regarding PSE&G’s conduct surrounding the discontinuation and restoration of electricity to the home of the customer, claiming that the discontinuation of electric service prevented the customer from using life sustaining medical equipment. The BPU has initiated an investigation into the matter. In addition, PSE&G received a grand jury subpoena from the Essex County Prosecutor’s Office (ECPO) for records and correspondence between PSE&G and the customer. PSE&G is fully cooperating with the BPU and the ECPO in both proceedings. The PSEG Board of Directors retained outside counsel to conduct an independent investigation of the facts surrounding this incident with the full support and cooperation of management. PSEG cannot predict the outcome of this matter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the six months ended June 30, 2018:
PSE&G

•	issued $375 million of 3.70% Secured Medium-Term Notes, Series M, due May 2028,

•	issued $325 million of 4.05% Secured Medium-Term Notes, Series M, due May 2048, and

•	retired $400 million of 5.30% Medium-Term Notes at maturity.
Power

•	issued $700 million of 3.85% Senior Notes due June 2023.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of June 30, 2018, the total available credit capacity was $3.7 billion.
As of June 30, 2018, no single institution represented more than 8% of the total commitments in the credit facilities.
As of June 30, 2018, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs. The total credit facilities and available liquidity as of June 30, 2018 were as follows:

	As of June 30, 2018
Company/Facility	Total Facility	Usage	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$88	$1,412	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$88	$1,412
PSE&G
5-year Credit Facility (A)	$600	$211	$389	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$211	$389
Power
3-year Letter of Credit Facilities	$200	$162	$38	Mar 2020	Letters of Credit
5-year Credit Facilities	1,900	40	1,860	Mar 2022	Funding/Letters of Credit
Total Power	$2,100	$202	$1,898
Total	$4,200	$501	$3,699

(A)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of June 30, 2018, PSEG had $75 million outstanding at a weighted average interest rate of 2.32%. PSE&G had $195 million outstanding at a weighted average interest rate of 2.29% under its Commercial Paper Program as of June 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of June 30, 2018 or December 31, 2017.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. PSEG interest rate hedges totaling $500 million were executed and terminated during the second quarter of 2018 and a loss of $(1) million was recorded in Accumulated Other Comprehensive Income (Loss) (after tax) and will amortize to interest expense over the remaining life of Power’s $700 million of 3.85% Senior Notes due June 2023. For additional information see Note 11. Debt and Credit Facilities. There were no outstanding interest rate hedges as of June 30, 2018 and December 31, 2017. The Accumulated Other Comprehensive Income (Loss) (after tax) related to terminated interest rate derivatives designated as cash flow hedges was $(1) million as of June 30, 2018 and was immaterial as of December 31, 2017. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are immaterial.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of June 30, 2018
	Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$256	$(232)	$24	$24
Noncurrent Assets	132	(111)	21	21
Total Mark-to-Market Derivative Assets	$388	$(343)	$45	$45
Derivative Contracts
Current Liabilities	$(254)	$231	$(23)	$(23)
Noncurrent Liabilities	(111)	110	(1)	(1)
Total Mark-to-Market Derivative (Liabilities)	$(365)	$341	$(24)	$(24)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$23	$(2)	$21	$21

	As of December 31, 2017
	Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$391	$(362)	$29	$29
Noncurrent Assets	78	(71)	7	7
Total Mark-to-Market Derivative Assets	$469	$(433)	$36	$36
Derivative Contracts
Current Liabilities	$(403)	$387	$(16)	$(16)
Noncurrent Liabilities	(95)	90	(5)	(5)
Total Mark-to-Market Derivative (Liabilities)	$(498)	$477	$(21)	$(21)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(29)	$44	$15	$15

(A)
Substantially all of Power’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2018 and December 31, 2017.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, Power had net cash collateral/margin payments to counterparties of $122 million and $146 million, respectively. Of these net cash/collateral margin payments $(2) million as of June 30, 2018 and $44 million as December 31, 2017 were netted against the corresponding net derivative contract positions. Of the $(2) million as of June 30, 2018, $(1) million was netted against current assets, and $(1) million was netted against noncurrent assets. Of the $44 million as of December 31, 2017, $(3) million was netted against current assets, $28 million was netted against current liabilities, and $19 million was netted against noncurrent liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $11 million and $30 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, Power had the contractual right of offset of $6 million and $13 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $5 million and $17 million as of June 30, 2018 and December 31, 2017, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2016	$3	$2
Gain Recognized in AOCI	—	—
Less: Gain Reclassified into Income	(3)	(2)
Balance as of December 31, 2017	$—	$—
Loss Recognized in AOCI	(2)	(1)
Less: Loss Reclassified into Income	—	—
Balance as of June 30, 2018	$(2)	$(1)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and six months ended June 30, 2018 and 2017. Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives		Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$(64)	$112	$(24)	$190
Energy-Related Contracts	Energy Costs	15	(10)	7	(10)
Total PSEG and Power		$(49)	$102	$(17)	$180

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of June 30, 2018 and December 31, 2017.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of June 30, 2018
Natural Gas	Dekatherm (Dth)	249	—	249	—
Electricity	MWh	(67)	—	(67)	—
Financial Transmission Rights (FTRs)	MWh	24	—	24	—
As of December 31, 2017
Natural Gas	Dth	154	—	154	—
Electricity	MWh	(63)	—	(63)	—
FTRs	MWh	6	—	6	—

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
The following table provides information on Power’s credit risk from ER&T wholesale counterparties, net of collateral, as of June 30, 2018. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.
As of June 30, 2018, 98% of the net credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$172	$12	$160	2	$74	(A)
Non-Investment Grade	4	1	3	—	—
Total	$176	$13	$163	2	$74

(A)	Represents net exposure of $56 million with PSE&G and a non-affiliated counterparty of $18 million.
As of June 30, 2018, collateral held from counterparties where Power had credit exposure included $1 million in cash collateral and $12 million in letters of credit.
As of June 30, 2018, Power had 145 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2018, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of June 30, 2018, PSE&G had no net credit exposure with suppliers, including Power.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2018, these consisted primarily of certain electric load contracts and gas contracts.
Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable.
The following tables present information about PSEG’s, PSE&G’s and Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of June 30, 2018
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Energy-Related Contracts (B)	$45	$(343)	$16	$365	$7
NDT Fund (C)
Equity Securities	$1,081	$—	$1,079	$2	$—
Debt Securities—U.S. Treasury	$211	$—	$—	$211	$—
Debt Securities—Govt Other	$306	$—	$—	$306	$—
Debt Securities—Corporate	$450	$—	$—	$450	$—
Rabbi Trust (C)
Equity Securities	$24	$—	$24	$—	$—
Debt Securities—U.S. Treasury	$58	$—	$—	$58	$—
Debt Securities—Govt Other	$36	$—	$—	$36	$—
Debt Securities—Corporate	$106	$—	$—	$106	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(24)	$341	$(8)	$(354)	$(3)
PSE&G
Assets:
Rabbi Trust (C)
Equity Securities	$4	$—	$4	$—	$—
Debt Securities—U.S. Treasury	$12	$—	$—	$12	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$21	$—	$—	$21	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$45	$(343)	$16	$365	$7
NDT Fund (C)
Equity Securities	$1,081	$—	$1,079	$2	$—
Debt Securities—U.S. Treasury	$211	$—	$—	$211	$—
Debt Securities—Govt Other	$306	$—	$—	$306	$—
Debt Securities—Corporate	$450	$—	$—	$450	$—
Rabbi Trust (C)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$14	$—	$—	$14	$—
Debt Securities—Govt Other	$9	$—	$—	$9	$—
Debt Securities—Corporate	$27	$—	$—	$27	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(24)	$341	$(8)	$(354)	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2017
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$223	$—	$223	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$36	$(433)	$15	$442	$12
NDT Fund (C)
Equity Securities	$1,147	$—	$1,145	$2	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$270	$—	$—	$270	$—
Debt Securities—Corporate	$402	$—	$—	$402	$—
Rabbi Trust (C)
Equity Securities	$27	$—	$27	$—	$—
Debt Securities—U.S. Treasury	$51	$—	$—	$51	$—
Debt Securities—Govt Other	$34	$—	$—	$34	$—
Debt Securities—Corporate	$119	$—	$—	$119	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(21)	$477	$(8)	$(485)	$(5)
PSE&G
Assets:
Cash Equivalents (A)	$223	$—	$223	$—	$—
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$7	$—	$—	$7	$—
Debt Securities—Corporate	$24	$—	$—	$24	$—
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(C)
As of June 30, 2018, the fair value measurement table excludes foreign currency of $1 million, which is part of the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in various fixed income securities and a Russell 3000 index fund. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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

(D)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, Power had net cash collateral/margin payments to counterparties of $122 million and $146 million, respectively. Of these net cash collateral/margin payments $(2) million as of June 30, 2018 and $44 million as of December 31, 2017 were netted against the corresponding net derivative contract positions. The $(2) million of cash collateral as of June 30, 2018 was netted against assets. Of the $44 million of cash collateral as of December 31, 2017, $(3) million was netted against assets and $47 million was netted against liabilities.

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
For PSE&G, the natural gas supply contract is measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors, as applicable, and internal assumptions about transportation costs, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accordingly, the fair value measurements are classified in Level 3. The fair value of Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The fair value of Power’s gas physical contracts at certain illiquid delivery locations are measured using average historical basis and, accordingly, are categorized as Level 3. While these gas physical contracts have an unobservable component in their respective forward price curves, the fluctuations in fair value have been driven primarily by changes in the observable inputs. The following tables provide details surrounding significant Level 3 valuations as of June 30, 2018 and December 31, 2017.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	June 30, 2018		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$2	$(3)	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	5	—	Discounted Cash flow	Average Historical Basis	-40% to 0%
Total Power		$7	$(3)
Total PSEG		$7	$(3)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2017		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$1	$(3)	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	11	(2)	Discounted Cash flow	Average Historical Basis	-40% to -10%
Total Power		$12	$(5)
Total PSEG		$12	$(5)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and six months ended June 30, 2018 and June 30, 2017, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2018

	Three Months Ended June 30, 2018
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of April 1, 2018	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2018
	Millions
PSEG
Net Derivative Assets (Liabilities)	$7	$(3)	$—	$—	$—	$—	$4
Power
Net Derivative Assets (Liabilities)	$7	$(3)	$—	$—	$—	$—	$4

	Six Months Ended June 30, 2018
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2018	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2018
	Millions
PSEG
Net Derivative Assets (Liabilities)	$7	$(4)	$—	$—	$1	$—	$4
Power
Net Derivative Assets (Liabilities)	$7	$(4)	$—	$—	$1	$—	$4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2017

	Three Months Ended June 30, 2017
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of April 1, 2017	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2017
	Millions
PSEG
Net Derivative Assets (Liabilities)	$3	$7	$(1)	$—	$(3)	$—	$6
PSE&G
Net Derivative Assets (Liabilities)	$1	$—	$(1)	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$2	$7	$—	$—	$(3)	$—	$6

	Six Months Ended June 30, 2017
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2017	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2017
	Millions
PSEG
Net Derivative Assets (Liabilities)	$1	$26	$5	$—	$(25)	$(1)	$6
PSE&G
Net Derivative Assets (Liabilities)	$(5)	$—	$5	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$6	$26	$—	$—	$(25)	$(1)	$6

(A)
PSEG’s and Power’s gains(losses) attributable to changes in net derivative assets and liabilities for the three months and six months ended June 30, 2018 include $(7) million and $1 million, respectively, in Operating Revenues and $4 million and $(5) million, respectively, in Energy Costs. Both the $(7) million and $1 million in Operating Revenues are unrealized. Of the $4 million and $(5) million in Energy Costs, $3 million and $(6) million are unrealized. Unrealized gains (losses) represent the change in derivative assets and liabilities still held at the end of the reporting period.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Accumulated Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)
Represents $1 million in settlements for the six months ended June 30, 2018. Represents settlements of $(3) million and $(25) million for the three months and six months ended June 30, 2017, respectively.

(D)
During the three months and six months ended June 30, 2018, there were no transfers into or out of Level 3. During the six months ended June 30, 2017, $(1) million of net derivatives were transferred from Level 2 to Level 3. There were no transfers into or out of Level 3 during the three months ended June 30, 2017.

(E)
PSEG’s and Power’s gains(losses) attributable to changes in net derivative assets and liabilities for the three months and six months ended June 30, 2017 include $3 million and $17 million, respectively, in Operating Revenues and $4 million and $9 million, respectively, in Energy Costs. Of the $3 million and $17 million in Operating Revenues, $2 million and $(2) million, respectively, are unrealized. Of the $4 million and $9 million in Energy Costs, $2 million and $3 million are unrealized.

As of June 30, 2018, PSEG carried $2.3 billion of net assets that are measured at fair value on a recurring basis, of which $4 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of June 30, 2017, PSEG carried $2.8 billion of net assets that are measured at fair value on a recurring basis, of which $6 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of June 30, 2018 and December 31, 2017.

	As of		As of
	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$2,091	$2,042	$2,091	$2,081
PSE&G (B)	8,886	9,055	8,591	9,322
Power (B)	3,083	3,249	2,386	2,659
Total Long-Term Debt	$14,060	$14,346	$13,068	$14,062

(A)
Includes floating rate term loan of $700 million. The fair values of the term loan debt (Level 2 measurement) approximate the carrying values because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Other Income (Deductions)

	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2018
NDT Fund Interest and Dividends	$—	$15	$—	$15
Allowance for Funds Used During Construction	13	—	—	13
Solar Loan Interest	5	—	—	5
Other	2	(2)	1	1
Total Other Income (Deductions)	$20	$13	$1	$34
Six Months Ended June 30, 2018
NDT Fund Interest and Dividends	$—	$27	$—	$27
Allowance for Funds Used During Construction	27	—	—	27
Solar Loan Interest	9	—	—	9
Other	4	(3)	2	3
Total Other Income (Deductions)	$40	$24	$2	$66
Three Months Ended June 30, 2017
NDT Fund Interest and Dividends	$—	$13	$—	$13
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	5	—	—	5
Other	2	(1)	—	1
Total Other Income (Deductions)	$21	$12	$—	$33
Six Months Ended June 30, 2017
NDT Fund Interest and Dividends	$—	$23	$—	$23
Allowance for Funds Used During Construction	28	—	—	28
Solar Loan Interest	10	—	—	10
Other	5	—	(1)	4
Total Other Income (Deductions)	$43	$23	$(1)	$65

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

Note 15. Income Taxes
PSEG’s, PSE&G’s and Power’s effective tax rates for the three months and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
PSEG	26.5%	35.1%	26.6%	28.3%
PSE&G	25.7%	37.2%	26.4%	36.7%
Power	31.7%	39.0%	27.1%	40.0%

For the three months and six months ended June 30, 2018, the differences in PSEG’s effective tax rates as compared to the same periods in the prior year were due primarily to the change in the statutory federal tax rate from 35% to 21% as a result of the Tax Act offset by changes in uncertain tax positions, plant-related items and tax credits. For the three months and six months ended June 30, 2018, the differences in PSEG’s effective tax rates as compared to the statutory tax rate of 28.11% were due primarily to plant-related items and tax credits.
For the three months and six months ended June 30, 2018, the differences in PSE&G’s effective tax rates as compared to the same periods in the prior year were due primarily to the change in the statutory federal tax rate from 35% to 21% as a result of the Tax Act, offset by changes in uncertain tax positions, plant-related and other flow-through items. For the three months and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

six months ended June 30, 2018, the differences in PSE&G’s effective tax rate as compared to the statutory tax rate of 28.11% were due primarily to plant-related items and tax credits.
For the three months and six months ended June 30, 2018, the differences in Power’s effective tax rates as compared to the same periods in the prior year were due primarily to the change in the statutory federal tax rate from 35% to 21% as a result of the Tax Act, as well as changes in uncertain tax positions. For the three months and six months ended June 30, 2018, the differences in Power’s effective tax rates as compared to the statutory tax rate of 28.11% were due primarily to changes in uncertain tax positions and tax credits.
PSEG’s federal tax returns for the years 2011 and 2012 are currently being audited by the IRS. The audit and other related claims are reasonably expected to be completed within the next 12 months. As a result, it is reasonably possible that a decrease in PSEG’s total unrecognized tax benefits may be necessary in the range of $80 million to $150 million based on current estimates.
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
In July 2018, the State of New Jersey made significant changes to its income tax laws, including imposing a temporary surtax on allocated corporate taxable income of 2.5% effective January 1, 2018 and 2019 and 1.5% in 2020 and 2021, as well as requiring corporate taxpayers to file in a combined reporting group as defined under New Jersey law starting in 2019. Both provisions include an exemption for public utilities. At this time, PSEG believes PSE&G meets the definition of a public utility and, therefore, will not be impacted by the temporary surtax or be included in the combined reporting group. PSEG expects these new provisions to unfavorably affect its non-utility business as it continues to analyze this newly enacted law and the impact it will have on PSEG.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2018	$—	$(398)	$(13)	$(411)
Other Comprehensive Income before Reclassifications	(1)	—	(6)	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	1	8
Net Current Period Other Comprehensive Income (Loss)	(1)	7	(5)	1
Balance as of June 30, 2018	$(1)	$(391)	$(18)	$(410)

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2017	$2	$(392)	$148	$(242)
Other Comprehensive Income before Reclassifications	—	—	23	23
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	6	(13)	(7)
Net Current Period Other Comprehensive Income (Loss)	—	6	10	16
Balance as of June 30, 2017	$2	$(386)	$158	$(226)

PSEG	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(406)	$177	$(229)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(176)	(176)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(1)	—	(22)	(23)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	15	3	18
Net Current Period Other Comprehensive Income (Loss)	(1)	15	(19)	(5)
Net Change in Accumulative Other Comprehensive Income (Loss)	(1)	15	(195)	(181)
Balance as of June 30, 2018	$(1)	$(391)	$(18)	$(410)

PSEG	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$2	$(398)	$133	$(263)
Other Comprehensive Income before Reclassifications	—	—	53	53
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	12	(28)	(16)
Net Current Period Other Comprehensive Income (Loss)	—	12	25	37
Balance as of June 30, 2017	$2	$(386)	$158	$(226)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2018	$—	$(341)	$(11)	$(352)
Other Comprehensive Income before Reclassifications	—	—	(5)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	6	1	7
Net Current Period Other Comprehensive Income (Loss)	—	6	(4)	2
Balance as of June 30, 2018	$—	$(335)	$(15)	$(350)

Power	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2017	$—	$(335)	$148	$(187)
Other Comprehensive Income before Reclassifications	—	—	22	22
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(12)	(7)
Net Current Period Other Comprehensive Income (Loss)	—	5	10	15
Balance as of June 30, 2017	$—	$(330)	$158	$(172)

Power	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(347)	$175	$(172)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(175)	(175)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	—	(18)	(18)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	12	3	15
Net Current Period Other Comprehensive Income (Loss)	—	12	(15)	(3)
Net Change in Accumulative Other Comprehensive Income (Loss)	—	12	(190)	(178)
Balance as of June 30, 2018	$—	$(335)	$(15)	$(350)

Power	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$—	$(340)	$129	$(211)
Other Comprehensive Income before Reclassifications	—	—	50	50
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	10	(21)	(11)
Net Current Period Other Comprehensive Income (Loss)	—	10	29	39
Balance as of June 30, 2017	$—	$(330)	$158	$(172)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2018			June 30, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1	$2	$—	$2
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	3	(8)	(23)	6	(17)
Total Pension and OPEB Plans		(10)	3	(7)	(21)	6	(15)
Available-for-Sale Debt Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	(2)	1	(1)	(6)	3	(3)
Total Available-for-Sale Debt Securities		(2)	1	(1)	(6)	3	(3)
Total		$(12)	$4	$(8)	$(27)	$9	$(18)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2017			June 30, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$2	$(1)	$1	$4	$(2)	$2
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(12)	5	(7)	(24)	10	(14)
Total Pension and OPEB Plans		(10)	4	(6)	(20)	8	(12)
Available-for-Sale Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	25	(12)	13	53	(25)	28
Total Available-for-Sale Securities		25	(12)	13	53	(25)	28
Total		$15	$(8)	$7	$33	$(17)	$16

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2018			June 30, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1	$2	$—	$2
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(9)	2	(7)	(19)	5	(14)
Total Pension and OPEB Plans		(8)	2	(6)	(17)	5	(12)
Available-for-Sale Debt Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	(2)	1	(1)	(6)	3	(3)
Total Available-for-Sale Debt Securities		(2)	1	(1)	(6)	3	(3)
Total		$(10)	$3	$(7)	$(23)	$8	$(15)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2017			June 30, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$2	$(1)	$1	$4	$(2)	$2
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	4	(6)	(21)	9	(12)
Total Pension and OPEB Plans		(8)	3	(5)	(17)	7	(10)
Available-for-Sale Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	24	(12)	12	43	(22)	21
Total Available-for-Sale Securities		24	(12)	12	43	(22)	21
Total		$16	$(9)	$7	$26	$(15)	$11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$269	$269	$109	$109	$827	$827	$223	$223
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	505	505	504	504	505	505
Effect of Stock Based Compensation Awards	—	3	—	2	—	3	—	2
Total Shares	504	507	505	507	504	507	505	507

EPS
Net Income	$0.53	$0.53	$0.22	$0.22	$1.64	$1.63	$0.44	$0.44

For the three months and six months ended June 30, 2017, there were approximately 0.3 million stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect.
Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2018	2017	2018	2017
Per Share	$0.45	$0.43	$0.90	$0.86
In Millions	$228	$217	$455	$435

On July 17, 2018, PSEG’s Board of Directors approved a $0.45 per share common stock dividend for the third quarter of 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Financial Information by Business Segment

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended June 30, 2018
Total Operating Revenues	$1,386	$767	$123	$(260)	$2,016
Net Income (Loss)	231	41	(3)	—	269
Gross Additions to Long-Lived Assets	697	248	7	—	952
Six Months Ended June 30, 2018
Operating Revenues	$3,231	$2,170	$270	$(837)	$4,834
Net Income (Loss)	550	275	2	—	827
Gross Additions to Long-Lived Assets	1,447	547	11	—	2,005
Three Months Ended June 30, 2017
Total Operating Revenues	$1,393	$918	$116	$(285)	$2,142
Net Income (Loss)	208	(97)	(2)	—	109
Gross Additions to Long-Lived Assets	641	269	9	—	919
Six Months Ended June 30, 2017
Operating Revenues	$3,219	$2,187	$199	$(872)	$4,733
Net Income (Loss)	507	(267)	(17)	—	223
Gross Additions to Long-Lived Assets	1,389	576	16	—	1,981
As of June 30, 2018
Total Assets	$29,603	$12,772	$2,407	$(1,075)	$43,707
Investments in Equity Method Subsidiaries	$—	$87	$—	$—	$87
As of December 31, 2017
Total Assets	$28,554	$12,418	$2,666	$(922)	$42,716
Investments in Equity Method Subsidiaries	$—	$87	$—	$—	$87

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

Note 19. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2018	2017	2018	2017
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$272	$296	$850	$895
Administrative Billings from Services (B)	85	79	$168	144
Total Billings from Affiliates	$357	$375	$1,018	$1,039

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	June 30, 2018	December 31, 2017
	Millions
Receivables from PSEG (C)	$18	$—
Payable to Power (A)	$81	$221
Payable to Services (B)	69	78
Payable to PSEG (C)	—	41
Accounts Payable—Affiliated Companies	$150	$340
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$94	$91

Power
The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2018	2017	2018	2017
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$272	$296	$850	$895
Billings from Affiliates:
Administrative Billings from Services (B)	$32	$42	$75	$78

	As of	As of
Related-Party Transactions	June 30, 2018	December 31, 2017
	Millions
Receivables from PSE&G (A)	$81	$221
Payable to Services (B)	$20	$28
Payable to PSEG (C)	128	29
Accounts Payable—Affiliated Companies	$148	$57
Short-Term Loan due (to) from Affiliate (E)	$519	$(281)
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$45	$52

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20. Guarantees of Debt
Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries, as of June 30, 2018 and December 31, 2017 and for the three months and six months ended June 30, 2018 and 2017.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended June 30, 2018
Operating Revenues	$—	$747	$51	$(31)	$767
Operating Expenses	3	704	49	(31)	725
Operating Income (Loss)	(3)	43	2	—	42
Equity Earnings (Losses) of Subsidiaries	55	(4)	5	(51)	5
Net Gains (Losses) on Trust Investments	—	8	—	—	8
Other Income (Deductions)	41	40	—	(68)	13
Non-Operating Pension and OPEB Credits (Costs)	—	2	1	—	3
Interest Expense	(54)	(19)	(6)	68	(11)
Income Tax Benefit (Expense)	2	(23)	2	—	(19)
Net Income (Loss)	$41	$47	$4	$(51)	$41
Comprehensive Income (Loss)	$43	$44	$4	$(48)	$43
Six Months Ended June 30, 2018
Operating Revenues	$—	$2,133	$102	$(65)	$2,170
Operating Expenses	3	1,760	101	(65)	1,799
Operating Income (Loss)	(3)	373	1	—	371
Equity Earnings (Losses) of Subsidiaries	289	(7)	7	(282)	7
Net Gains (Losses) on Trust Investments	—	(14)	—	—	(14)
Other Income (Deductions)	76	73	—	(125)	24
Non-Operating Pension and OPEB Credits (Costs)	—	6	1	—	7
Interest Expense	(96)	(36)	(11)	125	(18)
Income Tax Benefit (Expense)	9	(115)	4	—	(102)
Net Income (Loss)	$275	$280	$2	$(282)	$275
Comprehensive Income (Loss)	$272	$267	$2	$(269)	$272
Six Months Ended June 30, 2018
Net Cash Provided By (Used In) Operating Activities	$34	$745	$(8)	$98	$869
Net Cash Provided By (Used In) Investing Activities	$(840)	$(867)	$(196)	$808	$(1,095)
Net Cash Provided By (Used In) Financing Activities	$806	$123	$191	$(906)	$214

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended June 30, 2017
Operating Revenues	$—	$899	$47	$(28)	$918
Operating Expenses	(2)	1,094	43	(28)	1,107
Operating Income (Loss)	2	(195)	4	—	(189)
Equity Earnings (Losses) of Subsidiaries	(93)	(4)	5	97	5
Net Gains (Losses) on Trust Investments	(1)	25	—	—	24
Other Income (Deductions)	23	21	2	(34)	12
Non-Operating Pension and OPEB Credits (Costs)	—	2	—	—	2
Interest Expense	(34)	(9)	(4)	34	(13)
Income Tax Benefit (Expense)	6	60	(4)	—	62
Net Income (Loss)	$(97)	$(100)	$3	$97	$(97)
Comprehensive Income (Loss)	$(82)	$(91)	$3	$88	$(82)
Six Months Ended June 30, 2017
Operating Revenues	$—	$2,154	$99	$(66)	$2,187
Operating Expenses	2	2,650	95	(66)	2,681
Operating Income (Loss)	(2)	(496)	4	—	(494)
Equity Earnings (Losses) of Subsidiaries	(254)	(5)	8	259	8
Net Gains (Losses) on Trust Investments	3	40	—	—	43
Other Income (Deductions)	43	40	2	(62)	23
Non-Operating Pension and OPEB Credits (Costs)	—	4	—	—	4
Interest Expense	(64)	(18)	(9)	62	(29)
Income Tax Benefit (Expense)	7	171	—	—	178
Net Income (Loss)	$(267)	$(264)	$5	$259	$(267)
Comprehensive Income (Loss)	$(228)	$(234)	$5	$229	$(228)
Three Months Ended June 30, 2017
Net Cash Provided By (Used In) Operating Activities	$(32)	$802	$111	$51	$932
Net Cash Provided By (Used In) Investing Activities	$683	$178	$(241)	$(1,355)	$(735)
Net Cash Provided By (Used In) Financing Activities	$(651)	$(978)	$146	$1,304	$(179)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of June 30, 2018
Current Assets	$4,806	$1,411	$216	$(4,868)	$1,565
Property, Plant and Equipment, net	52	5,048	3,679	—	8,779
Investment in Subsidiaries	4,977	1,129	—	(6,106)	—
Noncurrent Assets	243	2,258	110	(183)	2,428
Total Assets	$10,078	$9,846	$4,005	$(11,157)	$12,772
Current Liabilities	$690	$3,164	$1,987	$(4,868)	$973
Noncurrent Liabilities	516	2,097	497	(183)	2,927
Long-Term Debt	2,833	—	—	—	2,833
Member’s Equity	6,039	4,585	1,521	(6,106)	6,039
Total Liabilities and Member’s Equity	$10,078	$9,846	$4,005	$(11,157)	$12,772
As of December 31, 2017
Current Assets	$4,327	$1,500	$200	$(4,686)	$1,341
Property, Plant and Equipment, net	54	5,778	2,764	—	8,596
Investment in Subsidiaries	4,844	404	—	(5,248)	—
Noncurrent Assets	100	2,349	110	(78)	2,481
Total Assets	$9,325	$10,031	$3,074	$(10,012)	$12,418
Current Liabilities	$689	$3,586	$1,846	$(4,686)	$1,435
Noncurrent Liabilities	533	1,966	459	(78)	2,880
Long-Term Debt	2,136	—	—	—	2,136
Member’s Equity	5,967	4,479	769	(5,248)	5,967
Total Liabilities and Member’s Equity	$9,325	$10,031	$3,074	$(10,012)	$12,418

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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

EXECUTIVE OVERVIEW OF 2018 AND FUTURE OUTLOOK
Our business plan is designed to achieve growth while managing the risks associated with fluctuating commodity prices and changes in customer demand. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives, including

•
improving utility operations through investment in T&D and other infrastructure projects designed to enhance system reliability and resiliency and to meet customer expectations and public policy objectives, and

•
managing a reliable, cost-effective generation fleet with the flexibility to utilize a diverse mix of fuels which allows us to respond to market volatility and capitalize on opportunities as they arise.

Financial Results
The results for PSEG, PSE&G and Power for the three months and six months ended June 30, 2018 and 2017 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Earnings (Losses)	2018	2017	2018	2017
	Millions
PSE&G	$231	$208	$550	$507
Power (A)	41	(97)	275	(267)
Other (B)	(3)	(2)	2	(17)
PSEG Net Income	$269	$109	$827	$223

PSEG Net Income Per Share (Diluted)	$0.53	$0.22	$1.63	$0.44

(A)
Includes after-tax expenses of $229 million and $563 million in the three months and six months ended June 30, 2017, respectively, primarily for accelerated depreciation related to the early retirement of Power’s Hudson and Mercer coal/gas generation plants. See Item 1. Note 4. Early Plant Retirements for additional information.

(B)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded after-tax charges related to its investments in NRG REMA, LLC’s (REMA) leveraged leases of $14 million in the second quarter of 2018 and $13 million and $45 million in the three months and six months ended June 30, 2017, respectively. See Item 1. Note 7. Financing Receivables for additional information.

Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$5	$14	$(11)	$22
Non-Trading MTM Gains (Losses) (C)	$(48)	$21	$37	$27

(A)
NDT Fund Income (Expense) includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 1. Note 8. Trust Investments for additional information. NDT Fund Income (Expense) also includes interest and dividend income and other costs related to the NDT Fund recorded in Other Income (Deductions), interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO) recorded in Operation and Maintenance (O&M) Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.

(B)	Net of tax (expense) benefit of $(4) million and $(16) million for the three months and $4 million and $(25) million for the six months ended June 30, 2018 and 2017, respectively.

(C)	Net of tax (expense) benefit of $19 million and $(15) million for the three months and $(14) million and $(19) million for the six months ended June 30, 2018 and 2017, respectively.
Our $160 million increase in Net Income for the three months ended June 30, 2018 was driven largely by

•	accelerated depreciation in 2017 related to early retirement of our Hudson and Mercer coal/gas generation units,

•	the favorable impact at Power from the lower federal tax rate effective January 1, 2018, and

•	higher earnings due to continued investment in transmission and distribution clause programs,

•	partially offset by MTM net losses in 2018 as compared to MTM net gains in 2017, and

•	lower wholesale energy sales at Power in the PJM region.
Our $604 million increase in Net Income for the six months ended June 30, 2018 was driven largely by

•	accelerated depreciation in 2017 related to early retirement of our Hudson and Mercer coal/gas generation units,

•	the favorable impact at Power from the lower federal tax rate effective January 1, 2018,

•	higher earnings due to continued investment in transmission and distribution clause programs, and

•	lower charges in 2018 related to leveraged lease investments (see Item 1. Note 7. Financing Receivables),

•	partially offset by unrealized losses on equity securities in the NDT Fund in 2018 related to new accounting guidance effective January 1, 2018. (See Item 1. Note 2. Recent Accounting Standards.)
During the first six months of 2018, we maintained a strong balance sheet. We continued to effectively deploy capital without the need to issue additional equity, while our solid credit ratings aided our ability to access capital and credit markets. The greater emphasis on capital spending for projects on which we receive contemporaneous returns at PSE&G, our regulated utility, in recent years has yielded strong results, which when combined with the cash flow generated by Power, our merchant generator and power marketer, has allowed us to increase our dividend. These actions to transition our business to meet market conditions and investor expectations reflect our multi-year, long-term approach to managing our company. Our focus has been to invest capital in T&D and other infrastructure projects aimed at maintaining service reliability for our customers and bolstering our system resiliency. At Power, we strive to improve performance and reduce costs in order to optimize cash flow generation from our fleet in light of low gas prices, environmental considerations and competitive market forces that reward efficiency and reliability.
At PSE&G, we continue to invest in T&D projects that focus on reliability improvements and replacement of aging infrastructure. Over the next five years, we expect to invest between $12 billion and $15.5 billion in our business which is expected to provide an annual rate base growth of 8%—10%. We are forecasting completion of our Energy Strong Program I (ESP I) and Gas System Modernization Program I (GSMP I) this year. We have received approval for the GSMP II, an expanded, five-year program totaling $1.9 billion that will start in 2019. In June 2018, we filed for our Energy Strong Program II (ESP II), a proposed five-year $2.5 billion program to harden, modernize and make our electric and gas distribution systems more resilient. We also expect to file our proposed Clean Energy Future program later this year, a six-year estimated $2.9 billion program focused on achieving New Jersey’s energy efficiency targets, as well as supporting electric vehicle infrastructure and battery storage initiatives. Over the past few years, these types of investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G.
Power continues to move its fleet towards improved efficiency and fuel diversity. We believe that its investment program enhances our competitive position with the addition of efficient, clean, reliable combined cycle gas turbine capacity. Our commitments for load, such as basic generation service (BGS) in New Jersey and other bilateral supply contracts, are backed by this generation or may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving our obligations. Power’s hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business. More than half of Power’s expected gross margin in 2018 relates to our hedging strategy, our expected revenues from the capacity market mechanisms and certain ancillary service payments such as reactive power.
Our investments in Keys Energy Center (Keys), Sewaren 7 and Bridgeport Harbor Station Unit 5 (BH5) reflect our recognition of the value of opportunistic growth in the Power business. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and are expected to enhance the environmental profile and overall efficiency of Power’s generation fleet.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect the company, see Part I, Item 1. Regulatory Issues in our 2017 Annual Report on Form 10-K and Item 5. Other Information in our Form 10-Q for the period ending March 31, 2018 and this Form 10-Q.

Transmission Planning
There are several matters pending before FERC and the U. S. Court of Appeals for the District of Columbia Circuit that concern the allocation of costs associated with transmission projects being constructed by PSE&G. Regardless of how these proceedings are resolved, PSE&G’s ability to recover the costs of these projects will not be affected. However, the result of these proceedings could ultimately impact the amount of costs borne by customers in New Jersey. In addition, as a BGS supplier, Power provides services that include specified transmission costs. If the allocation of the costs associated with the transmission projects were to increase these BGS-related transmission costs, BGS suppliers would be entitled to recovery, subject to BPU approval. We do not believe that these matters will have a material effect on Power’s business or results of operations.
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
Wholesale Power Market Design
Capacity market design, including the Reliability Pricing Model (RPM) in PJM, remains an important focus for us. During 2015, PJM implemented a new “Capacity Performance” (CP) mechanism that created a more robust capacity product with enhanced incentives for performance during emergency conditions and significant penalties for non-performance. The CP product was implemented fully in the May 2017 RPM auction for the 2020-2021 Delivery Year. Subsequent to its implementation, FERC approved changes to the CP construct that will enhance the participation of intermittent and demand response resources (seasonal resources). However, FERC held a technical conference in response to two complaints to consider the rules governing the participation of seasonal resources and extend the participation of the base resources for future auctions. We cannot predict the outcome of these matters.
In April 2018, PJM submitted two proposed alternative and mutually exclusive capacity market reforms for FERC’s approval. In June 2018, FERC issued an order finding that PJM’s current capacity market is unjust and unreasonable because it allows resources supported by out-of-market payments to suppress capacity prices. FERC established a new proceeding to address an alternative approach in which PJM would: (1) modify PJM’s Minimum Offer Price Rule (MOPR) so that it would apply to new and existing resources that receive out-of-market payments, regardless of resource type; and (2) establish an option that would allow, on a resource-specific basis, resources receiving out-of-market support to be removed from the PJM capacity market, along with a commensurate amount of load, for some period of time. FERC’s potential action in this proceeding could cause nuclear units that receive ZEC payments to lose capacity market revenues if states do not take steps to address this potential loss of capacity revenues. In addition, depending on the outcome of this matter, our fossil generating stations could be adversely impacted. We cannot predict the outcome of this matter.
The PJM Board directed PJM staff to work with stakeholders to implement a series of price formation reforms, including a 30-minute reserve product in real-time, more dynamic reserve requirements to better capture operator actions taken to maintain reliability, and improvement to the curves used to price reserves during reserve shortage conditions. The PJM Board letter directs PJM staff to submit some of these reforms for FERC’s approval so that they can be implemented in early 2019. If placed into effect, these reforms should improve energy and reserve prices by ensuring that when operators commit resources to ensure reliability, the commitments are reflected in market clearing prices. We cannot predict the outcome of this matter.
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
In May 2018, the BPU approved a settlement regarding PSE&G’s GSMP II program, which is the next phase of our GSMP I. Under GSMP II, PSE&G expects to invest $1.9 billion over five years beginning in 2019 to replace approximately 875 miles of cast iron and unprotected steel mains in addition to other improvements to the gas system. Approximately $1.6 billion will be recovered through periodic rate roll-ins, with the remaining $300 million to be recovered through a future base rate case. As part of the settlement, PSE&G agreed to file a base rate case no later than five years from the commencement of the program, to maintain a base level of gas distribution capital expenditures of $155 million per year and to achieve certain leak reduction targets. The ROE and certain other elements for the program will be determined in the pending base rate case proceeding.
As previously disclosed, PSE&G’s ESP I, an investment program to harden and make the electric and gas distribution system more resilient, is expected to be completed during 2018. In June 2018, PSE&G filed its ESP II proposal with the BPU to invest an additional $2.5 billion over the next five years as an extension and expansion of its ESP I. The extension seeks to continue efforts to harden the electric system against storms and make it more resilient, to implement a more proactive life cycle replacement program to modernize the electric system and to make the gas system more reliable by mitigating the impacts of potential supply curtailments. The size and duration of ESP II, as well as PSE&G’s ROE and certain other elements of the program, are subject to BPU approval.
In January 2018, PSE&G filed a distribution base rate case as required as a condition of approval of its ESP I approved by the BPU in 2014. The filing requested an approximate 1% increase in revenues and recovery of investments made to strengthen the electric and gas distribution systems. The requested increase took into account a reduction in the revenue requirement as a result of the federal corporate income tax rate reduction from 35% to 21% provided in the Tax Act, including the flow-back to customers of excess accumulated deferred income taxes. In March 2018, the BPU approved interim rate reductions for all their jurisdictional utilities, including PSE&G, reflecting the reduction in the federal corporate tax rate. The BPU approved a reduction to PSE&G’s base electric and gas revenues effective April 1, 2018 by $71 million and $43 million, respectively, on an annual basis (or about 2% combined). The refund to customers for overcollection of revenues at the higher tax rate for the January 1 to March 31, 2018 period, and the flow-back to customers of certain excess deferred income taxes will be addressed in PSE&G’s ongoing base rate case proceeding. As a result of the base rate reduction implemented on April 1, 2018, PSE&G’s requested revenue requirement in its filing has increased accordingly. In May 2018, PSE&G filed a required update to its base rate case, requesting an approximate three percent increase in revenues. PSE&G anticipates a decision by the BPU that the new base rates will go into effect in the fourth quarter of 2018.
Energy Efficiency
Consistent with New Jersey’s recently enacted energy efficiency legislation, which is more fully described under Part II, Item 5. Other Information, PSE&G has outlined a clean energy proposal to invest $2.9 billion over six years in energy efficiency and other programs that will reduce energy bills and combat climate change, which we refer to as our Clean Energy Future program. The program, which PSE&G expects to file with the BPU later this year, includes: $2.5 billion for energy efficiency to reduce customer bills and lower energy use, which will decrease air pollution, including emissions that accelerate climate change; $300 million for building a “smart” electric vehicle infrastructure; and $100 million for utility-scale energy storage systems that will enable greater development of renewable resources and enhance resiliency.
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
In the ordinary course, management, and in the case of the Salem units the co-owner, each makes a number of decisions that impact the operation of our nuclear units beyond the current year, including whether and to what extent these units participate in RPM capacity auctions, commitments relating to refueling outages and significant capital expenditures, and decisions regarding our hedging arrangements. When considering whether to make these future commitments, management’s decisions will primarily be influenced by the financial outlook of the units, including the progress, timing and continued outlook for selection of the units under the newly enacted legislation in the state of New Jersey. Power and Exelon have agreed to cancel the funding of future capital projects at the Salem generating station that are not required to meet NRC or other regulatory requirements or that are not required to ensure its safe operation. Power and Exelon have agreed to continue to assess and, when appropriate, approve the funding of individual capital projects to ensure compliance with regulatory requirements and the safe operation of the Salem generating station and that the funding of these projects may be restored if legislation enacted in New Jersey sufficiently values the attributes of nuclear generation and Salem benefits from such legislation.
If any or all of the Salem and Hope Creek units were shut down, it would significantly alter New Jersey’s energy supply predominately by increasing New Jersey’s reliance on natural gas generation. Such a decrease in fuel diversity could also increase the market’s vulnerability to price fluctuations and power disruptions in times of high demand. In May 2018, the governor of New Jersey signed legislation that would provide a safety net in order to prevent the loss of environmental attributes from selected nuclear generating stations referred to as the zero emissions certificate (ZEC) program. The legislation calls for the BPU (within a 330-day period from enactment) to establish a collection process for a customer charge, determine eligibility and certification of need, and ultimately select nuclear plants to potentially receive ZECs starting in April 2019. Power cannot predict whether our nuclear generating stations in New Jersey will be selected or whether the legislation will provide a sufficient safety net for the continued operation of nuclear generating stations in New Jersey.
If energy market prices continue to be depressed, there are adverse impacts from potential changes to the capacity market construct being considered by FERC, or the ZEC program does not adequately compensate our nuclear generating stations for their attributes, Power anticipates it will no longer be covering its costs nor be adequately compensated for its market and operational risks at the Salem and Hope Creek nuclear units and would anticipate retiring these units early. The costs associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs and additional funding of the NDT Fund would be material to both PSEG and Power.
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
PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments, which could include further write-downs of the values of Energy Holdings’ leveraged lease receivables, and continues to discuss the situation with various parties relevant to this matter. Based on an ongoing review of (i) the liquidity challenges facing REMA and (ii) available alternatives, Energy Holdings recorded a $20 million pre-tax charge in the quarter ended June 30, 2018 for its current best estimate of loss related to lease receivables. For additional information, see Item 1. Note 7. Financing Receivables. There can be no assurance that a continuation or worsening of the adverse economic conditions would not lead to additional write-downs at any of our other generation units in our leveraged lease portfolio, and such write-downs could be material.
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
Beginning in 2018, PSEG, on a consolidated basis, is incurring lower income tax expense resulting in a decrease in its projected effective income tax rate. This has increased PSEG’s and Power’s net income. To the extent allowed under the Tax Act, Power’s operating cash flows will reflect the full expensing of capital investments for income tax purposes. PSEG and Power expect that the interest on their debt will continue to be fully tax deductible albeit at a lower tax rate. For PSE&G, the Tax Act has led to lower customer rates due to lower income tax expense recoveries and we have proposed to refund excess deferred income tax regulatory liabilities as part of our distribution rate case filing. The impact of the lower federal income tax rate on PSE&G was reflected in PSE&G’s recently filed distribution base rate case and its 2018 transmission formula rate filings. The Tax Act is generally expected to result in lower operating cash flows for PSE&G resulting from the elimination of bonus depreciation, partially offset by higher revenues due to the higher rate base.
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
In July 2018, the State of New Jersey made significant changes to its income tax laws, including imposing a temporary surtax on allocated corporate taxable income of 2.5% effective January 1, 2018 and 2019 and 1.5% in 2020 and 2021, as well as requiring corporate taxpayers to file in a combined reporting group as defined under New Jersey law starting in 2019. Both provisions include an exemption for public utilities. We believe PSE&G meets the definition of a public utility and, therefore, will not be impacted by the temporary surtax or be included in the combined reporting group. We expect these new provisions to unfavorably affect our non-utility business and we continue to analyze this newly enacted law and the impact it will have on us.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. For the first six months of 2018, our

•	utility, beginning with comprehensive storm preparation, efficiently and safely completed our customer restorations and then assisted neighboring utilities with their restoration efforts,

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 25 terawatt hours while addressing fuel availability and price volatility, and

•	total nuclear fleet achieved an average capacity factor of 92.9%.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first six months of 2018 as we

•	maintained sufficient liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2018 to $1.80 per share.
We expect to be able to fund our planned capital requirements and manage the impacts of the Tax Act without the issuance of new equity.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first six months of 2018, we

•	made additional investments in transmission infrastructure projects,

•	continued to execute our GSMP I, ESP I, Energy Efficiency and other existing BPU-approved utility programs, and

•	commenced commercial operation of Sewaren 7 and continued construction of our BH5 generation project, which is targeted for commercial operation in mid-2019.
In early July 2018, we started commercial operation of our Keys generation facility.
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance in an environment with low gas prices, to capitalize on or otherwise address appropriately regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we must continue to:

•	focus on controlling costs while maintaining safety and reliability and complying with applicable standards and requirements,

•	successfully manage our energy obligations and re-contract our open supply positions in response to changes in demand,

•
obtain approval of and execute our utility capital investment program, including ESP II, GSMP I and II, our Clean Energy Future program and other investments for growth that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers, and obtain approval for the extension of these programs,

•	effectively manage construction of our BH5 and other generation projects,

•	advocate for measures to ensure the implementation by PJM and FERC of market design and transmission planning rules that continue to promote fair and efficient electricity markets,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
For 2018 and beyond, the key issues and challenges we expect our business to confront include:

•
regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceeding, settlement, investigation or claim, applicable to us and/or the energy industry,

•
fair and timely rate relief from the BPU and FERC for recovery of costs and return on investments, including with respect to our distribution base rate case which was filed with the BPU in January 2018, and the timing of the return of unprotected excess deferred taxes to customers,

•	applying to the BPU to select our New Jersey nuclear generation units to receive payments under the ZEC program,

•	continuing discussions regarding the restructuring of GenOn and REMA and its potential impact on the value of our Keystone, Conemaugh and Shawville leveraged leases,

•	the continuing impacts of the Tax Act and changes in state tax laws,

•	national and regional economic conditions, continuing customer conservation efforts, changes in energy usage patterns and evolving technologies, which impact customer behaviors and demand,

•	the potential for continued reductions in demand and sustained lower natural gas and electricity prices, both at market hubs and the locations where we operate,

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

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,016	$2,142	$(126)	(6)	$4,834	$4,733	$101	2
Energy Costs	600	588	12	2	1,552	1,456	96	7
Operation and Maintenance	725	718	7	1	1,479	1,435	44	3
Depreciation and Amortization	280	641	(361)	(56)	560	1,469	(909)	(62)
Income from Equity Method Investments	5	5	—	—	7	8	(1)	(13)
Net Gains (Losses) on Trust Investments	8	25	(17)	(68)	(14)	53	(67)	(79)
Other Income (Deductions)	34	33	1	3	66	65	1	2
Non-Operating Pension and OPEB Credits (Costs)	19	1	18	N/A	38	1	37	N/A
Interest Expense	111	91	20	22	214	189	25	13
Income Tax Expense	97	59	38	64	299	88	211	240

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,386	$1,393	$(7)	(1)	$3,231	$3,219	$12	—
Energy Costs	488	488	—	—	1,270	1,250	20	2
Operation and Maintenance	353	359	(6)	(2)	744	729	15	2
Depreciation and Amortization	187	166	21	13	377	337	40	12
Net Gains (Losses) on Trust Investments	—	—	—	—	—	2	(2)	(100)
Other Income (Deductions)	20	21	(1)	(5)	40	43	(3)	(7)
Non-Operating Pension and OPEB Credits (Costs)	15	(1)	16	N/A	30	(3)	33	N/A
Interest Expense	82	69	13	19	163	144	19	13
Income Tax Expense	80	123	(43)	(35)	197	294	(97)	(33)

Three Months Ended June 30, 2018 as Compared to 2017
Operating Revenues decreased $7 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues decreased $8 million due primarily to

•
Transmission, gas distribution and electric distribution revenue requirements were $62 million lower as a result of rate reductions due to the Tax Act which reduced the corporate income tax rate. This decrease is offset in Income Tax Expense.

•	Transmission revenues were $34 million higher due to revenue requirements calculated through our transmission formula rate, primarily to recover increased investments.

•
Gas distribution revenues increased $12 million due primarily to a $16 million increase from higher sales volumes and a $5 million increase from the inclusion of the GSMP I in base rates. These increases were partially offset by a $10 million decrease in Weather Normalization Clause (WNC) collections.

•
Electric distribution revenues increased $8 million due to a $4 million increase from higher ESP I investments in base rates, $3 million in higher sales volumes, and higher Green Program Recovery Charges (GPRC) of $1 million.

Commodity Revenues were flat as a result of higher Gas revenues entirely offset by lower Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and basic gas supply service (BGSS) to retail customers.

•	Gas commodity revenues increased $4 million due to higher BGSS sales volumes of $22 million partially offset by lower BGSS sales prices of $18 million.

•	Electric commodity revenues decreased $4 million due to $29 million from lower BGS prices partially offset by $25 million in higher BGS sales volumes.
Clause Revenues were flat due primarily to a $6 million decrease in Margin Adjustment Clause (MAC) revenues entirely offset by higher collections of Societal Benefit Charges (SBC) of $4 million and a $2 million increase in collections of GPRC. The changes in the MAC, SBC and GPRC amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expense. PSE&G does not earn margin on MAC, SBC or GPRC collections.
Operating Expenses
Energy Costs were flat. This is entirely offset by the change in Commodity Revenues.
Operation and Maintenance decreased $6 million due primarily to a $4 million reduction in injuries and damages and a $2 million decrease in distribution maintenance, partially offset by a $2 million increase in seasonal storm damages.
Depreciation and Amortization increased $21 million due primarily to an increase in depreciation due to additional plant placed into service.
Non-Operating Pension and OPEB Credits (Costs) reflected an increase of $16 million in credits due to the adoption of new accounting guidance effective January 1, 2018 which no longer allows capitalization of any portion of these benefit costs. See Item 1. Note 2. Recent Accounting Standards.
Interest Expense increased $13 million due primarily to increases of $7 million in clause interest and $5 million related to net debt issuances in May 2018 and December 2017.
Income Tax Expense decreased $43 million due primarily to the decrease in the federal statutory income tax rate from 35% in 2017 to 21% in 2018, partially offset by plant-related and flow-through items.
Six Months Ended June 30, 2018 as Compared to 2017
Operating Revenues increased $12 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $4 million due primarily to

•	Transmission revenues were $80 million higher due to higher revenue requirements calculated through our transmission formula rate, primarily to recover increased investments.

•
Gas distribution revenues increased $43 million primarily due to a $48 million increase due to higher sales volumes, a $22 million increase from the inclusion of the GSMP I in base rates and a $2 million increase in GPRC collections. These increases were partially offset by a $29 million decrease in WNC collections.

•	Electric distribution revenues increased $8 million due to a $6 million increase from the inclusion of increased ESP I investments in base rates and $2 million in higher sales volumes.

•
Transmission, gas distribution and electric distribution revenue requirements were $127 million lower as a result of rate reductions due to the Tax Act which reduced the corporate income tax rate. This decrease is offset in Income Tax Expense.

Commodity Revenues increased $20 million as a result of higher Electric revenues partially offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric commodity revenues increased $30 million due primarily to $46 million in higher BGS sales volumes partially offset by $19 million in lower BGS prices and a $3 million increase from sales of solar renewable energy credits.

•	Gas commodity revenues decreased $10 million due to lower BGSS prices of $49 million, partially offset by higher BGSS sales volumes of $39 million.
Clause Revenues decreased $11 million due primarily to an $11 million decrease in MAC revenues and lower SBC of $2 million. These decreases were partially offset by $1 million increases in GPRC and Solar Pilot Recovery Charges (SPRC). The changes in the MAC, SBC, GPRC and SPRC amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expense. PSE&G does not earn margin on MAC, SBC, GPRC or SPRC collections.
Operating Expenses
Energy Costs increased $20 million. This is entirely offset by the change in Commodity Revenues.
Operation and Maintenance increased $15 million, primarily due to increases of $9 million in storm costs, $8 million in transmission expenses, $7 million in appliance service costs and $7 million in the gas distribution tariff. These increases were partially offset by a net $10 million decrease in clause and renewable related expenditures and a $4 million reduction in injuries and damages.
Depreciation and Amortization increased $40 million due primarily to a $39 million increase in depreciation related to additional plant in service and an increase of $4 million in amortization of Regulatory Assets partially offset by a $3 million increase in capitalized depreciation.
Non-Operating Pension and OPEB Credits (Costs) reflected an increase of $33 million in credits due to the adoption of new accounting guidance effective January 1, 2018 which no longer allows capitalization of any portion of these benefit costs. See Item 1. Note 2. Recent Accounting Standards.
Interest Expense increased $19 million due primarily to an increase of $12 million related to net debt issuances in May 2018 and 2017 and December 2017 and a $7 million increase related to clauses.
Income Tax Expense decreased $97 million due primarily to the decrease in the federal statutory income tax rate from 35% in 2017 to 21% in 2018, partially offset by uncertain tax positions, plant-related and flow-through items.

Power

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$767	$918	$(151)	(16)	$2,170	$2,187	$(17)	(1)
Energy Costs	373	386	(13)	(3)	1,119	1,078	41	4
Operation and Maintenance	268	256	12	5	514	488	26	5
Depreciation and Amortization	84	465	(381)	(82)	166	1,115	(949)	(85)
Income from Equity Method Investments	5	5	—	—	7	8	(1)	(13)
Net Gains (Losses) on Trust Investments	8	24	(16)	(67)	(14)	43	(57)	N/A
Other Income (Deductions)	13	12	1	8	24	23	1	4
Non-Operating Pension and OPEB Credits (Costs)	3	2	1	50	7	4	3	75
Interest Expense	11	13	(2)	(15)	18	29	(11)	(38)
Income Tax Expense (Benefit)	19	(62)	81	N/A	102	(178)	280	N/A

Three Months Ended June 30, 2018 as Compared to 2017
Operating Revenues decreased $151 million due to changes in generation and gas supply revenues.

Generation Revenues decreased $187 million due primarily to

•
a decrease of $123 million due to net MTM losses in 2018 as compared to net MTM gains in 2017. Of this amount, $133 million was due to changes in forward power prices, partially offset by $10 million due to lower losses on positions reclassified to realized upon settlement this year as compared to last year,

•	a net decrease of $75 million in energy sales due primarily to lower generation volumes and lower average realized prices in the PJM region, and

•	a decrease of $20 million in electricity sold under our BGS contracts due to lower prices and lower volumes,

•	partially offset by a net increase of $28 million in electricity sold under other wholesale load contracts in the PJM region due to higher volumes sold.
Gas Supply Revenues increased $36 million due primarily to

•	an increase of $26 million related to sales to third parties due primarily to an increase in sales volumes, partially offset by lower average sales prices, and

•
an increase of $11 million in sales under the BGSS contract due primarily to an increase in sales volumes related to colder average temperatures in 2018, partially offset by lower average sales prices.

Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $13 million due to
Generation costs decreased $46 million due primarily to

•	a decrease of $21 million due to net MTM gains in 2018 as compared to net MTM losses in 2017,

•	lower fuel costs of $12 million due primarily to lower natural gas costs reflecting lower volumes in the PJM region, and

•	a decrease of $9 million in energy purchases due primarily to lower volumes on wholesale load contracts in the New England (NE) region and lower cost to serve load in the PJM region.
Gas costs increased $33 million due mainly to

•	an increase of $23 million related to sales to third parties due primarily to an increase in volumes sold, partially offset by lower average gas costs, and

•	an increase of $10 million related to sales under the BGSS contract due primarily to increased volumes sold due to colder average temperatures in 2018, partially offset by lower average gas costs.
Operation and Maintenance increased $12 million due primarily to higher planned outage costs at our 100%-owned Hope Creek nuclear plant in 2018 as compared to planned outage costs incurred in 2017 for our 57%-owned Salem Unit 2 nuclear plant.
Depreciation and Amortization decreased $381 million due primarily to

•	higher depreciation in 2017 for Hudson and Mercer due to the early retirement of those units,

•	partially offset by a $5 million increase in 2018 due to a higher nuclear asset base primarily from increased capitalized asset retirement costs.
Net Gains (Losses) on Trust Investments decreased $16 million due primarily to the inclusion in 2018 of net unrealized losses on equity investments in the NDT Fund in accordance with new accounting guidance.
Income Tax Expense (Benefit) increased $81 million due primarily to pre-tax income in 2018 as compared to a pre-tax loss in 2017. This increase in income tax expense was diminished by the decrease in the federal statutory income tax rate from 35% in 2017 to 21% in 2018.

Six Months Ended June 30, 2018 as Compared to 2017
Operating Revenues decreased $17 million due to changes in generation and gas supply revenues.
Generation Revenues decreased $47 million due primarily to

•
a net decrease of $87 million in energy sales due primarily to lower generation volumes and lower average realized prices in the PJM region partially offset by higher average prices in the NE and New York (NY) regions, and

•	a decrease of $29 million in electricity sold under our BGS contracts due primarily to lower prices,

•
partially offset by a net increase of $36 million due primarily to higher volumes of electricity sold under other wholesale load contracts in the PJM region, partially offset by lower volumes of electricity sold under wholesale load contracts in the NE region,

•
an increase of $11 million due to higher net MTM gains in 2018 as compared to 2017. Of this amount, $132 million was due to higher gains on positions reclassified to realized upon settlement this year as compared to last year, partially offset with a $121 million decrease due to changes in forward prices, and

•	a net increase of $8 million in capacity revenues due primarily to an increase in cleared capacity auction prices in the NE region.
Gas Supply Revenues increased $30 million due primarily to

•
an increase of $31 million in sales under the BGSS contract, of which $43 million was due to an increase in sales volumes resulting from colder average temperatures during the 2018 heating season, partially offset by $12 million due to lower average sales prices, and

•	an increase of $15 million related to sales to third parties, of which $35 million was due to an increase in sales volumes, partially offset by $20 million due to lower average sales prices,

•	partially offset by a decrease of $16 million due to net MTM losses in 2018 compared to net gains in 2017.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $41 million due to
Generation costs decreased $3 million due primarily to

•	a net decrease of $24 million primarily due to a decrease in energy purchase volumes in the NE region to serve load obligations, and

•
a decrease of $11 million due to net MTM gains in 2018 as compared to net losses in 2017. Of this amount, $14 million was due to changes in forward prices, partially offset by an increase of $3 million due to higher losses on positions reclassified to realized upon settlement this year as compared to last year,

•
partially offset by higher fuel costs of $31 million reflecting utilization of higher volumes of oil in the PJM region coupled with higher prices of natural gas in the NY region and higher coal costs in the PJM and NE regions. This was partially offset by utilization of lower gas volumes in the PJM region.

Gas costs increased $44 million due mainly to

•
an increase of $38 million related to sales under the BGSS contract due primarily to increased volumes sold resulting from colder average temperatures during the 2018 heating season, partially offset with lower average gas costs, and

•	an increase of $6 million related to sales to third parties due primarily to an increase in volumes sold, partially offset by lower average gas costs.
Operation and Maintenance increased $26 million due primarily to

•
a $21 million net increase due primarily to planned outage costs at our 100%-owned Hope Creek nuclear plant in 2018 as compared to planned outage costs incurred in 2017 for our 57%-owned Salem Unit 2, and

•	an $8 million net increase at our fossil plants, due primarily to higher planned outage costs in 2018.
Depreciation and Amortization decreased $949 million due primarily to

•	$964 million of higher depreciation in 2017 for Hudson and Mercer due to the early retirement of those units,

•	partially offset by a $10 million increase in 2018 due to a higher nuclear asset base primarily from increased capitalized asset retirement costs.
Net Gains (Losses) on Trust Investments decreased $57 million due primarily to the inclusion in 2018 of $50 million of net unrealized losses on equity investments in the NDT Fund in accordance with new accounting guidance and an $8 million decrease in net realized gains on NDT Fund investments.
Interest Expense decreased $11 million due primarily to higher interest capitalized for the construction of the BH5, Sewaren 7 and Keys fossil stations.
Income Tax Expense (Benefit) increased $280 million due primarily to pre-tax income in 2018 as compared to a pre-tax loss in 2017. This increase in income tax expense was diminished by the decrease in the federal statutory income tax rate from 35% in 2017 to 21% in 2018.

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
For the six months ended June 30, 2018, our operating cash flow decreased $122 million as compared to the same period in 2017. The net changes were primarily due to tax refunds in 2017 at Energy Holdings combined with net changes from our subsidiaries as discussed below.
PSE&G
PSE&G’s operating cash flow decreased $7 million from $769 million to $762 million for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to a tax refund in 2017, partially offset by an increase of $87 million primarily due to a reduction in unbilled revenues resulting from lower prices and volumes in 2018, an increase of $66 million due to a change in regulatory deferrals, and higher earnings in 2018.
Power
Power’s operating cash flow decreased $63 million from $932 million to $869 million for the six months ended June 30, 2018, as compared to the same period in 2017, due to lower earnings resulting from lower wholesale energy sales in the PJM region, an increase of $76 million in payments to counterparties and an increase in margin deposit requirements of $35 million, offset by tax refunds in 2018 compared to tax payments in 2017, and a $48 million increase from net collections of counterparty receivables.
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
Our total credit facilities and available liquidity as of June 30, 2018 were as follows:

Company/Facility	As of June 30, 2018
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$88	$1,412
PSE&G	600	211	389
Power	2,100	202	1,898
Total	$4,200	$501	$3,699

As of June 30, 2018, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of Power’s credit rating certain of Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if Power were to lose its investment grade credit rating was approximately $828 million and $848 million as of June 30, 2018 and December 31, 2017, respectively.
For additional information, see Item 1. Note 11. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months, PSEG has a $700 million floating rate term loan maturing in June 2019, PSE&G has $350 million of 2.30% Medium-Term Notes maturing in September 2018 and $250 million of 1.80% Medium-Term Notes maturing in June 2019 and Power has $250 million of 2.45% Senior Notes maturing in November 2018.
For additional information see Item 1. Note 11. Debt and Credit Facilities.
Common Stock Dividends
On April 17, 2018, our Board of Directors approved a $0.45 dividend per share of common stock for the second quarter of 2018. On July 17, 2018, our Board of Directors declared a $0.45 dividend per share of common stock for the third quarter of 2018. These declarations reflect an indicative annual dividend rate of $1.80 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note17. Earnings Per Share (EPS) and Dividends.
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
PSE&G
During the six months ended June 30, 2018, PSE&G made capital expenditures of $1,458 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $84 million, which are included in operating cash flows.
Power
During the six months ended June 30, 2018, Power made capital expenditures of $521 million, excluding $26 million for nuclear fuel, primarily related to our Keys, Sewaren 7, BH5 and other generation projects.

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
From April through June 2018, MTM VaR was relatively stable between a low of $7 million and a high of $9 million at the 95% confidence level. The range of VaR was narrower for the three months ended June 30, 2018 as compared with the year ended December 31, 2017.

	MTM VaR
	Three Months Ended June 30, 2018	Year Ended December 31, 2017
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$8	$39
Average for the Period	$8	$10
High	$9	$39
Low	$7	$5
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$13	$60
Average for the Period	$12	$15
High	$15	$60
Low	$10	$8

See Item 1. Note 12. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
PSEG, PSE&G and Power
There have been no changes in internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our 2017 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which describe various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. There have been no material changes to the risk factors set forth in the above-referenced filings as of June 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2017, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest or be exercised in 2018 and under PSEG’s Employee Stock Purchase Plan for expected employee purchases in 2018. There were no common share repurchases in the open market during the second quarter of 2018.

ITEM 5. OTHER INFORMATION
Certain information reported in the 2017 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2017 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. References are to the related pages on the Form 10-K and 10-Q as printed and distributed.
Federal Regulation
Energy Clearing Prices
December 31, 2017 Form 10-K page 16 and March 31, 2018 Form 10-Q on page 80. FERC has ordered certain favorable changes to energy market price formation rules improving shortage pricing and enhancing bidding flexibility for units. We continue to advocate in this context for additional changes in market rules that would provide more transparency regarding operator actions affecting energy market prices and would promote better alignment between generation dispatch decisions and energy market price outcomes. The PJM Board has directed PJM staff to work with stakeholders to implement a series of price formation reforms, including a 30-minute reserve product in real-time, more dynamic reserve requirements to better capture operator actions taken to maintain reliability and improvement of the curves used to price reserves during reserve shortage conditions. The PJM Board letter directs PJM staff to submit some of these reforms for FERC’s approval so that they can be implemented in early 2019. If placed into effect, these reforms should improve energy and reserve prices by ensuring that when operators commit resources to ensure reliability, the commitments are reflected in market clearing prices. We cannot predict the outcome of this matter.
Capacity Market Issues—PJM
December 31, 2017 Form 10-K page 16 and March 31, 2018 Form 10-Q on page 80. In April, 2018, PJM submitted two proposed alternative and mutually exclusive capacity market reforms for FERC’s approval. One option would be to implement a two-tier clearing mechanism that accommodates states’ subsidies and the other option would be to extend the existing MOPR to units that are receiving subsidies. In June 2018, FERC issued an order finding that PJM’s current capacity market is unjust and unreasonable because it allows resources supported by out-of-market payments to suppress capacity prices. FERC established a new proceeding to address an alternative approach in which PJM would: (1) modify PJM’s MOPR so that it would apply to new and existing resources that receive out-of-market payments, regardless of resource type; and (2) establish an option that would allow, on a resource-specific basis, resources receiving out-of-market support to be removed from the PJM capacity market, along with a commensurate amount of load, for some period of time. FERC’s potential action in this proceeding could cause nuclear units that receive ZEC payments to lose capacity market revenues if states do not take steps to address the potential loss of capacity revenues. In addition, depending on the outcome of this matter, our fossil generating stations could be adversely impacted. We cannot predict the outcome of this matter.
Transmission Regulation—Transmission Policy Developments
December 31, 2017 Form 10-K page 19. In June 2016, a proposed settlement was filed with FERC for a matter remanded from the federal appellate court concerning the appropriate cost allocation for certain 500 kV projects in PJM that either have been built or are in the process of being built. In May 2018, FERC approved the settlement which will result in increased annual cost allocations to customers in the PSE&G transmission zone. Under this settlement, Power, as a BGS supplier will become obligated to pay amounts previously paid by other PJM transmission customers. However, we do not believe that the anticipated level of any such potential payments would have a material effect on Power’s financial statements. We believe that there is a mechanism in place under the BGS contract for the pass-through of increases in transmission charges.
Transmission Regulation—Con Edison-PJM Wheel
December 31, 2017 Form 10-K page 19. Effective May 1, 2017, a wheeling arrangement which enabled Con Edison to move 1,000 MW of power from southeastern New York across the PSE&G system for delivery into New York City expired. Amounts that would have been recovered from Con Edison had this arrangement continued are now being recovered from other customers. PSE&G believes the current planning assumptions used by PJM are consistent with sound transmission planning principles. However, PSE&G disagrees with the absence of a mechanism to assign PJM transmission upgrade costs to Con

Edison that reflect Con Edison’s reliance on the PJM transmission grid. PSE&G and the BPU jointly filed a rehearing application at FERC seeking reversal of a determination not to create such a mechanism in connection with a PJM/NYISO joint operating agreement. In addition, in December 2017, the BPU filed a complaint at FERC against Con Edison, PJM, NYISO, New York Power Authority, Linden VFT, LLC and Hudson Transmission Partners, LLC petitioning FERC to create such a cost allocation mechanism that would assign PJM costs to New York, which complaint was denied. The BPU has sought rehearing of FERC’s denial of its complaint. We cannot predict the outcome of this matter.
State Regulation
Energy Efficiency Initiatives
In May 2018, the New Jersey governor signed legislation that requires the state’s electric and gas utilities to implement energy efficiency programs that are expected to achieve energy savings targets for electric and gas usage within five years of the utility’s implementation of its BPU-approved energy efficiency programs. To meet these savings targets, energy usage reductions and peak demand reductions that result from utility and non-utility based programs and investments (including building code changes) will be counted. The specific energy savings target for each public electric and gas utility will be determined from an energy efficiency study to be completed within a year from enactment of the legislation. The legislation requires utilities to make annual filings with the BPU outlining their planned investments and proposed programs for cost-effectively achieving the targeted energy savings. These filings are also expected to address the utility’s return of and on those investments and recovery of lost revenues associated with the lower sales. The BPU is required to adopt rules to implement the legislation within one year of enactment.
New Jersey Energy Master Plan (EMP)
New Jersey law requires that an EMP be developed every three years. While not having the force of law, the EMP provides an overview of energy policy in New Jersey. The EMP was last revised in December 2015.
In May 2018, the New Jersey governor signed an executive order requiring the BPU and other New Jersey executive branch agencies to prepare a new EMP by June 1, 2019. The new EMP will, among other issues: focus on New Jersey converting to 100% clean energy sources by January 1, 2050; incorporate New Jersey’s offshore wind development goals; include provisions to guide the continued development of solar energy, including community solar; make recommendations to bolster energy storage in New Jersey; and explore methods to incentivize the use of clean, efficient energy and electric technology alternatives in New Jersey’s transportation sector and at its ports.
With regard to offshore wind, the executive order directed the BPU and other state agencies to begin a process to achieve 3,500 MWs of offshore wind energy generation by the year 2030. In response, the BPU issued an order directing staff to establish a rulemaking for an offshore wind renewable energy certificate (OREC) funding mechanism and rules for the solicitation of 1,100 MWs of offshore wind capacity. We are analyzing the implications to our business.
BPU 2018 Storm Investigation
In July 2018, the BPU accepted the findings of an investigative report concerning a series of storms that hit New Jersey in March 2018 causing wide-spread infrastructure damage and power outages. The BPU implemented certain recommendations  that it deemed essential to facilitate the continued provision of safe, proper and adequate service, to help mitigate future outages, and to help develop more effective responses and coordination of resources. These requirements supplement prior requirements set forth post-Hurricanes Irene and Superstorm Sandy. PSE&G is reviewing the BPU’s report and its recommendations for improving storm response protocols.

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
Date: August 1, 2018

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
Date: August 1, 2018

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
Date: August 1, 2018