Form 10-Q
period 2018-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2018-10-30
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2018, Public Service Enterprise Group Incorporated had outstanding 505,449,710 shares of its sole class of Common Stock, without par value.
As of October 16, 2018, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
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

•
risks associated with our ownership and operation of nuclear facilities, including regulatory risks, such as compliance with the Atomic Energy Act and trade control, environmental and other regulations, as well as financial, environmental and health and safety risks;

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OPERATING REVENUES	$2,394	$2,254	$7,228	$6,987
OPERATING EXPENSES
Energy Costs	804	616	2,356	2,072
Operation and Maintenance	742	693	2,221	2,128
Depreciation and Amortization	294	252	854	1,721
Total Operating Expenses	1,840	1,561	5,431	5,921
OPERATING INCOME	554	693	1,797	1,066
Income from Equity Method Investments	5	3	12	11
Net Gains (Losses) on Trust Investments	45	18	31	71
Other Income (Deductions)	33	33	99	98
Non-Operating Pension and OPEB Credits (Costs)	19	—	57	1
Interest Expense	(127)	(100)	(341)	(289)
INCOME BEFORE INCOME TAXES	529	647	1,655	958
Income Tax Expense	(117)	(252)	(416)	(340)
NET INCOME	$412	$395	$1,239	$618
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	505	504	505
DILUTED	507	507	507	507
NET INCOME PER SHARE:
BASIC	$0.82	$0.78	$2.46	$1.22
DILUTED	$0.81	$0.78	$2.44	$1.22
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.45	$0.43	$1.35	$1.29

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET INCOME	$412	$395	$1,239	$618
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $2, $(15), $15 and $(40) for the three and nine months ended 2018 and 2017, respectively	(4)	17	(23)	42
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $0, $1 and $0 for the three and nine months ended 2018 and 2017, respectively	—	(1)	(1)	(1)
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(3), $(4), $(9) and $(12) for the three and nine months ended 2018 and 2017, respectively	7	6	22	18
Other Comprehensive Income (Loss), net of tax	3	22	(2)	59
COMPREHENSIVE INCOME	$415	$417	$1,237	$677

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$88	$313
Accounts Receivable, net of allowances of $56 in 2018 and $59 in 2017	1,240	1,348
Tax Receivable	225	127
Unbilled Revenues	155	296
Fuel	329	289
Materials and Supplies, net	590	577
Prepayments	214	118
Derivative Contracts	11	29
Regulatory Assets	317	211
Other	46	4
Total Current Assets	3,215	3,312
PROPERTY, PLANT AND EQUIPMENT	43,613	41,231
Less: Accumulated Depreciation and Amortization	(9,832)	(9,434)
Net Property, Plant and Equipment	33,781	31,797
NONCURRENT ASSETS
Regulatory Assets	3,761	3,222
Long-Term Investments	923	932
Nuclear Decommissioning Trust (NDT) Fund	2,096	2,133
Long-Term Receivable of Variable Interest Entity (VIE)	682	686
Rabbi Trust Fund	225	231
Goodwill	16	16
Other Intangibles	107	114
Derivative Contracts	2	7
Other	265	266
Total Noncurrent Assets	8,077	7,607
TOTAL ASSETS	$45,073	$42,716

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2018	December 31, 2017
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,450	$1,000
Commercial Paper and Loans	419	542
Accounts Payable	1,317	1,694
Derivative Contracts	13	16
Accrued Interest	159	103
Accrued Taxes	36	48
Clean Energy Program	187	128
Obligation to Return Cash Collateral	130	129
Regulatory Liabilities	303	47
Other	471	461
Total Current Liabilities	4,485	4,168
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,720	5,240
Regulatory Liabilities	3,286	2,948
Asset Retirement Obligations	1,059	1,024
OPEB Costs	1,410	1,455
OPEB Costs of Servco	560	542
Accrued Pension Costs	451	537
Accrued Pension Costs of Servco	108	129
Environmental Costs	348	357
Derivative Contracts	2	5
Long-Term Accrued Taxes	152	175
Other	224	221
Total Noncurrent Liabilities	13,320	12,633
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	12,909	12,068
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2018 and 2017—534 shares	4,966	4,961
Treasury Stock, at cost, 2018—30 shares; 2017—29 shares	(811)	(763)
Retained Earnings	10,611	9,878
Accumulated Other Comprehensive Loss	(407)	(229)
Total Stockholders’ Equity	14,359	13,847
Total Capitalization	27,268	25,915
TOTAL LIABILITIES AND CAPITALIZATION	$45,073	$42,716

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,239	$618
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	854	1,721
Amortization of Nuclear Fuel	143	152
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	74	79
Provision for Deferred Income Taxes (Other than Leases) and ITC	510	227
Non-Cash Employee Benefit Plan Costs	52	67
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(27)	(7)
Net (Gain) Loss on Lease Investments	14	48
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	78	8
Net Change in Regulatory Assets and Liabilities	(35)	(121)
Cost of Removal	(121)	(72)
Net (Gains) Losses and (Income) Expense from NDT Fund	(62)	(86)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	(98)	64
Accrued Taxes	(12)	115
Margin Deposit	(77)	64
Other Current Assets and Liabilities	12	(71)
Employee Benefit Plan Funding and Related Payments	(85)	(64)
Other	33	(9)
Net Cash Provided By (Used In) Operating Activities	2,492	2,733
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(3,028)	(3,046)
Purchase of Emissions Allowances and RECs	(111)	(90)
Proceeds from Sales of Trust Investments	1,085	1,013
Purchases of Trust Investments	(1,100)	(1,029)
Other	41	48
Net Cash Provided By (Used In) Investing Activities	(3,113)	(3,104)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(123)	(186)
Issuance of Long-Term Debt	2,050	1,125
Redemption of Long-Term Debt	(750)	—
Cash Dividends Paid on Common Stock	(682)	(652)
Other	(83)	(62)
Net Cash Provided By (Used In) Financing Activities	412	225
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(209)	(146)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	315	426
Cash, Cash Equivalents and Restricted Cash at End of Period	$106	$280
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$64	$(16)
Interest Paid, Net of Amounts Capitalized	$292	$261
Accrued Property, Plant and Equipment Expenditures	$543	$604

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OPERATING REVENUES	$1,595	$1,530	$4,826	$4,749
OPERATING EXPENSES
Energy Costs	593	543	1,863	1,793
Operation and Maintenance	389	357	1,133	1,086
Depreciation and Amortization	192	169	569	506
Total Operating Expenses	1,174	1,069	3,565	3,385
OPERATING INCOME	421	461	1,261	1,364
Net Gains (Losses) on Trust Investments	—	—	—	2
Other Income (Deductions)	21	22	61	65
Non-Operating Pension and OPEB Credits (Costs)	14	(2)	44	(5)
Interest Expense	(83)	(79)	(246)	(223)
INCOME BEFORE INCOME TAXES	373	402	1,120	1,203
Income Tax Expense	(95)	(156)	(292)	(450)
NET INCOME	$278	$246	$828	$753

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET INCOME	$278	$246	$828	$753
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0, $0 and $1 for the three and nine months ended 2018 and 2017, respectively	(1)	—	(1)	(1)
COMPREHENSIVE INCOME	$277	$246	$827	$752

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$25	$242
Accounts Receivable, net of allowances of $56 in 2018 and $59 in 2017	842	882
Accounts Receivable—Affiliated Companies	55	—
Unbilled Revenues	155	296
Materials and Supplies	200	197
Prepayments	117	44
Regulatory Assets	317	211
Other	26	4
Total Current Assets	1,737	1,876
PROPERTY, PLANT AND EQUIPMENT	30,997	29,117
Less: Accumulated Depreciation and Amortization	(6,241)	(6,101)
Net Property, Plant and Equipment	24,756	23,016
NONCURRENT ASSETS
Regulatory Assets	3,761	3,222
Long-Term Investments	278	280
Rabbi Trust Fund	46	46
Other	116	114
Total Noncurrent Assets	4,201	3,662
TOTAL ASSETS	$30,694	$28,554

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2018	December 31, 2017
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$500	$750
Commercial Paper and Loans	40	—
Accounts Payable	666	728
Accounts Payable—Affiliated Companies	164	340
Accrued Interest	96	78
Clean Energy Program	187	128
Obligation to Return Cash Collateral	130	129
Regulatory Liabilities	303	47
Other	367	311
Total Current Liabilities	2,453	2,511
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	3,718	3,391
OPEB Costs	1,052	1,103
Accrued Pension Costs	171	226
Regulatory Liabilities	3,286	2,948
Environmental Costs	271	283
Asset Retirement Obligations	215	212
Long-Term Accrued Taxes	67	91
Other	118	114
Total Noncurrent Liabilities	8,898	8,368
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	8,682	7,841
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2018 and 2017—132 shares	892	892
Contributed Capital	1,095	1,095
Basis Adjustment	986	986
Retained Earnings	7,689	6,861
Accumulated Other Comprehensive Income	(1)	—
Total Stockholder’s Equity	10,661	9,834
Total Capitalization	19,343	17,675
TOTAL LIABILITIES AND CAPITALIZATION	$30,694	$28,554

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$828	$753
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	569	506
Provision for Deferred Income Taxes and ITC	330	497
Non-Cash Employee Benefit Plan Costs	28	37
Cost of Removal	(121)	(72)
Net Change in Regulatory Assets and Liabilities	(35)	(121)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	184	136
Materials and Supplies	(3)	(13)
Prepayments	(73)	(106)
Accounts Payable	(7)	(37)
Accounts Receivable/Payable—Affiliated Companies, net	(232)	(61)
Other Current Assets and Liabilities	10	(14)
Employee Benefit Plan Funding and Related Payments	(73)	(55)
Other	(8)	(58)
Net Cash Provided By (Used In) Operating Activities	1,397	1,392
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,213)	(2,118)
Proceeds from Sales of Trust Investments	15	33
Purchases of Trust Investments	(17)	(34)
Solar Loan Investments	(15)	(2)
Other	6	7
Net Cash Provided By (Used In) Investing Activities	(2,224)	(2,114)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	40	—
Issuance of Long-Term Debt	1,350	425
Contributed Capital	—	150
Redemption of Long-Term Debt	(750)	—
Other	(14)	(5)
Net Cash Provided By (Used In) Financing Activities	626	570
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(201)	(152)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	244	393
Cash, Cash Equivalents and Restricted Cash at End of Period	$43	$241
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$60	$(107)
Interest Paid, Net of Amounts Capitalized	$223	$208
Accrued Property, Plant and Equipment Expenditures	$375	$363

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OPERATING REVENUES	$868	$846	$3,038	$3,033
OPERATING EXPENSES
Energy Costs	431	330	1,550	1,408
Operation and Maintenance	231	229	745	717
Depreciation and Amortization	94	76	260	1,191
Total Operating Expenses	756	635	2,555	3,316
OPERATING INCOME (LOSS)	112	211	483	(283)
Income from Equity Method Investments	5	3	12	11
Net Gains (Losses) on Trust Investments	44	19	30	62
Other Income (Deductions)	14	11	38	34
Non-Operating Pension and OPEB Credits (Costs)	4	2	11	6
Interest Expense	(29)	(12)	(47)	(41)
INCOME (LOSS) BEFORE INCOME TAXES	150	234	527	(211)
Income Tax Benefit (Expense)	(25)	(98)	(127)	80
NET INCOME (LOSS)	$125	$136	$400	$(131)

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$125	$136	$400	$(131)
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $2, $(14), $13 and $(41) for the three and nine months ended 2018 and 2017, respectively	(4)	15	(19)	44
Pension/OPEB adjustment, net of tax (expense) benefit of $(3), $(4), $(8) and $(11) for the three and nine months ended 2018 and 2017, respectively	7	5	19	15
Other Comprehensive Income (Loss), net of tax	3	20	—	59
COMPREHENSIVE INCOME (LOSS)	$128	$156	$400	$(72)

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$41	$32
Accounts Receivable	343	380
Accounts Receivable—Affiliated Companies	121	221
Short-Term Loan to Affiliate	119	—
Fuel	329	289
Materials and Supplies, net	386	376
Derivative Contracts	11	29
Prepayments	20	11
Other	6	3
Total Current Assets	1,376	1,341
PROPERTY, PLANT AND EQUIPMENT	12,277	11,755
Less: Accumulated Depreciation and Amortization	(3,408)	(3,159)
Net Property, Plant and Equipment	8,869	8,596
NONCURRENT ASSETS
NDT Fund	2,096	2,133
Long-Term Investments	88	87
Goodwill	16	16
Other Intangibles	107	114
Rabbi Trust Fund	57	57
Derivative Contracts	2	7
Other	70	67
Total Noncurrent Assets	2,436	2,481
TOTAL ASSETS	$12,681	$12,418

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2018	December 31, 2017
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$250	$250
Accounts Payable	465	712
Accounts Payable—Affiliated Companies	21	57
Short-Term Loan from Affiliate	—	281
Derivative Contracts	13	16
Accrued Interest	51	20
Other	69	99
Total Current Liabilities	869	1,435
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,577	1,406
Asset Retirement Obligations	841	810
OPEB Costs	289	283
Derivative Contracts	2	5
Accrued Pension Costs	161	184
Long-Term Accrued Taxes	1	52
Other	140	140
Total Noncurrent Liabilities	3,011	2,880
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
LONG-TERM DEBT	2,834	2,136
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,086	4,911
Accumulated Other Comprehensive Loss	(347)	(172)
Total Member’s Equity	5,967	5,967
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,681	$12,418

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$400	$(131)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	260	1,191
Amortization of Nuclear Fuel	143	152
Provision for Deferred Income Taxes and ITC	177	(259)
Interest Accretion on Asset Retirement Obligation	31	23
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	78	8
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	74	79
Non-Cash Employee Benefit Plan Costs	17	21
Net (Gains) Losses and (Income) Expense from NDT Fund	(62)	(86)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(50)	(32)
Margin Deposit	(77)	64
Accounts Receivable	42	19
Accounts Payable	(22)	(32)
Accounts Receivable/Payable—Affiliated Companies, net	65	205
Other Current Assets and Liabilities	(11)	11
Employee Benefit Plan Funding and Related Payments	(7)	(5)
Other	(53)	21
Net Cash Provided By (Used In) Operating Activities	1,005	1,249
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(800)	(903)
Purchase of Emissions Allowances and RECs	(111)	(90)
Proceeds from Sales of Trust Investments	1,024	886
Purchases of Trust Investments	(1,037)	(900)
Short-Term Loan—Affiliated Company	(119)	86
Other	33	37
Net Cash Provided By (Used In) Investing Activities	(1,010)	(884)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	700	—
Cash Dividend Paid	(400)	(350)
Short-Term Loan—Affiliated Company	(281)	—
Other	(5)	(4)
Net Cash Provided By (Used In) Financing Activities	14	(354)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	9	11
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	32	11
Cash, Cash Equivalents and Restricted Cash at End of Period	$41	$22
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$31	$75
Interest Paid, Net of Amounts Capitalized	$32	$30
Accrued Property, Plant and Equipment Expenditures	$168	$241

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
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2017) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Power	Other (A)	Consolidated
	Millions
As of December 31, 2017
Cash and Cash Equivalents	$242	$32	$39	$313
Restricted Cash in Other Current Assets	—	—	—	—
Restricted Cash in Other Noncurrent Assets	2	—	—	2
Cash, Cash Equivalents and Restricted Cash	$244	$32	$39	$315
As of September 30, 2018
Cash and Cash Equivalents	$25	$41	$22	$88
Restricted Cash in Other Current Assets	6	—	—	6
Restricted Cash in Other Noncurrent Assets	12	—	—	12
Cash, Cash Equivalents and Restricted Cash	$43	$41	$22	$106

(A)	Includes amounts applicable to PSEG (parent corporation), Energy Holdings and Services.

Note 2. Recent Accounting Standards
New Standards Issued and Adopted
Revenue from Contracts With Customers—Accounting Standard Update (ASU) 2014-09, updated by ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13, 2017-14
This accounting standard, and related updates, were adopted on January 1, 2018 using the full retrospective transition method. There was no effect on net income as a result of adoption. However, certain retrospective adjustments were recorded in accordance with the new standard. At PSE&G, retrospective adjustments increased Operating Revenues by $21 million and $60 million, Energy Costs by $8 million and $33 million, and Operation and Maintenance (O&M) Expense by $13 million and $27 million for the three and nine months ended September 30, 2017, respectively. At Power, retrospective adjustments reduced Operating Revenues and Energy Costs by $27 million and $53 million for the three and nine months ended September 30, 2017, respectively. For disclosure requirements under this standard, including Nature of Goods and Services, Disaggregation of Revenues, and Remaining Performance Obligations under Fixed Consideration Contracts, see Note 3. Revenues.
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
Statement of Cash Flows:  Restricted Cash—ASU 2016-18
This accounting standard was adopted on January 1, 2018. PSEG will continue the current balance sheet classification of restricted cash or restricted cash equivalents. PSEG has provided a reconciliation of cash and cash equivalents and restricted

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

cash or restricted cash equivalents and has included a description of these amounts in Note 1. Organization, Basis of Presentation and Significant Accounting Policies. The effect of adoption on the September 30, 2018 Consolidated Statements of Cash Flows was immaterial.
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (OPEB)—ASU 2017-07
This accounting standard was adopted on January 1, 2018. Under the new guidance, entities are required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by their employees during the period. The other components of net benefit cost are required to be presented in the Statement of Operations separately from the service cost component after Operating Income. Additionally, only the service cost component is eligible for capitalization, when applicable. As a result of adopting this standard, PSE&G reduced its charge to expense for the three and nine months ended September 30, 2018 by approximately $15 million and $44 million, respectively. The Condensed Consolidated Statements of Operations were recast to show retrospective adjustments of the non-service cost components of net benefit credits (costs) of $(2) million and $(5) million at PSE&G and $2 million and $6 million at Power, for the three and nine months ended September 30, 2017, respectively, from O&M Expense to a new line item after Operating Income entitled Non-Operating Pension and OPEB Credits (Costs). See Note 9. Pension and Other Postretirement Benefits (OPEB).
Stock Compensation - Scope of Modification Accounting—ASU 2017-09
This accounting standard was adopted on January 1, 2018. The standard will be applied prospectively to awards modified on or after January 1, 2018. PSEG does not expect a material impact from adoption of this new standard.
New Standards Issued But Not Yet Adopted
Leases—ASU 2016-02, updated by ASUs 2018-01, 2018-10 and 2018-11
This accounting standard, and related updates, replace existing lease accounting guidance and require lessees to recognize all leases with a term greater than 12 months on the balance sheet using a right-of-use asset approach. At lease commencement, a lessee will recognize a lease asset and corresponding lease obligation. A lessee will classify its leases as either finance leases or operating leases based on whether control of the underlying assets has transferred to the lessee. A lessor will classify its leases as operating or direct financing leases, or as sales-type leases based on whether control of the underlying assets has transferred to the lessee. Both the lessee and lessor models require additional disclosure of key information. The standard allows lessees and lessors to apply either (i) a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or (ii) a prospective transition approach for leases existing as of January 1, 2019 with a cumulative effect adjustment to be recorded to Retained Earnings. PSEG intends to adopt this standard on a prospective basis. Existing guidance related to leveraged leases does not change.
This standard permits an entity to elect an optional transition practical expedient to exclude evaluation of land easements that exist or expired before the adoption of ASU 2016-02 and that were not previously accounted for as leases.
PSEG is currently analyzing the impact of this standard on its consolidated financial statements while undertaking the following implementation activities: (i) reviewing all contract types throughout PSEG to determine the lease population; (ii) implementing a lease accounting system to capture and account for long-term (greater than one year) leases to be operational on January 1, 2019; (iii) developing internal lease accounting policies and determining the practical expedients PSEG will elect; and (iv) drafting lease disclosures required in 2019. Pending finalization of those activities, PSEG expects adoption of this standard on January 1, 2019 to impact its consolidated balance sheet by increasing its assets and liabilities by up to $300 million. PSE&G expects its assets and liabilities to each increase by up to $100 million and Power expects its assets and liabilities to each increase by up to $60 million. PSEG does not expect adoption to have a material impact on the Consolidated Statements of Operations of PSEG, PSE&G and Power.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The new guidance is effective for annual and interim periods beginning after December 15, 2018. The standard requires using a modified retrospective method upon adoption. Early adoption is permitted. PSEG analyzed the impact of this standard on its consolidated financial statements and has determined that the standard could enable PSEG to enter into certain transactions that can be deemed hedges that previously would not have qualified. Adoption of this standard is not expected to have a material impact on PSEG’s financial statements.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—ASU 2018-02
This accounting standard would affect any entity that is required to apply the provisions of the Accounting Standards Codification (ASC) topic, “Income Statement-Reporting Comprehensive Income,” and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. Specifically, this standard would allow entities to record a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate.
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
Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement—ASU 2018-13
This accounting standard modifies the disclosure requirements for fair value measurements. Certain current disclosure requirements relating to Level 3 fair value measurements, and transfers between Level 1 and Level 2 fair value measurements will be eliminated. The standard will also add certain other disclosure requirements for Level 3 fair value measurements.
The standard is effective for annual and interim periods beginning after December 15, 2019. Certain amendments in the standard should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments of the standard should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract—ASU 2018-15
This accounting standard aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with capitalization requirements for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal use software license. The standard follows the guidance in ASC 350—Intangibles—Goodwill and Other to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The standard requires the amortization of capitalized costs to be presented in O&M Expense. In addition, the standard also adds presentation requirements for these costs in the statements of cash flows and financial position.
The standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. This standard should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. PSEG is currently analyzing the impact of this standard on its financial statements.
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
Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans—ASU 2018-14
This accounting standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including the elimination of certain current disclosure requirements. Certain other disclosure requirements related to interest crediting rates have been added and certain clarifications were made to other disclosure requirements.
The standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. An entity should apply the amendments in this standard on a retrospective basis to all periods presented.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Power enters into capacity sales and capacity purchases through the ISOs. The transactions are reported on a net basis dependent on Power’s monthly net sale or purchase position through the individual ISOs. The performance obligations with the ISOs are satisfied over time upon delivery of the capacity and revenue is recognized accordingly. In addition to capacity sold through the ISOs, Power sells capacity through bilateral contracts and the related revenue is reported on a gross basis and recognized over time upon delivery of the capacity.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues Unrelated to Contracts with Customers
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.
Disaggregation of Revenues

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2018
Revenues from Contracts with Customers
Electric Distribution	$1,072	$—	$—	$—	$1,072
Gas Distribution	142	—	—	(6)	136
Transmission	312	—	—	—	312
Electricity and Related Product Sales
PJM
Third Party Sales	—	558	—	—	558
Sales to Affiliates	—	166	—	(166)	—
New York ISO	—	56	—	—	56
ISO New England	—	12	—	—	12
Gas Sales
Third Party Sales	—	24	—	—	24
Sales to Affiliates	—	47	—	(47)	—
Other Revenues from Contracts with Customers (A)	60	12	142	(1)	213
Total Revenues from Contracts with Customers	1,586	875	142	(220)	2,383
Revenues Unrelated to Contracts with Customers (B)	9	(7)	9	—	11
Total Operating Revenues	$1,595	$868	$151	$(220)	$2,394

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2018
Revenues from Contracts with Customers
Electric Distribution	$2,516	$—	$—	$—	$2,516
Gas Distribution	1,149	—	—	(13)	1,136
Transmission	925	—	—	—	925
Electricity and Related Product Sales
PJM
Third Party Sales	—	1,429	—	—	1,429
Sales to Affiliates	—	489	—	(489)	—
New York ISO	—	161	—	—	161
ISO New England	—	73	—	—	73
Gas Sales
Third Party Sales	—	118	—	—	118
Sales to Affiliates	—	552	—	(552)	—
Other Revenues from Contracts with Customers (A)	195	35	404	(3)	631
Total Revenues from Contracts with Customers	4,785	2,857	404	(1,057)	6,989
Revenues Unrelated to Contracts with Customers (B)	41	181	17	—	239
Total Operating Revenues	$4,826	$3,038	$421	$(1,057)	$7,228

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2017
Revenues from Contracts with Customers
Electric Distribution	$1,014	$—	$—	$—	$1,014
Gas Distribution	136	—	—	(4)	132
Transmission	308	—	—	—	308
Electricity and Related Product Sales
PJM
Third Party Sales	—	300	—	—	300
Sales to Affiliates	—	208	—	(208)	—
New York ISO	—	49	—	—	49
ISO New England	—	15	—	—	15
Gas Sales
Third Party Sales	—	26	—	—	26
Sales to Affiliates	—	44	—	(44)	—
Other Revenues from Contracts with Customers (A)	59	11	130	(1)	199
Total Revenues from Contracts with Customers	1,517	653	130	(257)	2,043
Revenues Unrelated to Contracts with Customers (B)	13	193	5	—	211
Total Operating Revenues	$1,530	$846	$135	$(257)	$2,254

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2017
Revenues from Contracts with Customers
Electric Distribution	$2,472	$—	$—	$—	$2,472
Gas Distribution	1,124	—	—	(11)	1,113
Transmission	914	—	—	—	914
Electricity and Related Product Sales
PJM
Third Party Sales	—	916	—	—	916
Sales to Affiliates	—	563	—	(563)	—
New York ISO	—	135	—	—	135
ISO New England	—	35	—	—	35
Gas Sales
Third Party Sales	—	89	—	—	89
Sales to Affiliates	—	552	—	(552)	—
Other Revenues from Contracts with Customers (A)	188	33	386	(3)	604
Total Revenues from Contracts with Customers	4,698	2,323	386	(1,129)	6,278
Revenues Unrelated to Contracts with Customers (B)	51	710	(52)	—	709
Total Operating Revenues	$4,749	$3,033	$334	$(1,129)	$6,987

(A)	Includes primarily revenues from appliance repair services at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at Power, and PSEG LI’s OSA with LIPA in Other.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)
Includes primarily alternative revenues at PSE&G, derivative contracts at Power, and lease contracts in Other. For the nine months ended September 30, 2018 and 2017, Other includes a $20 million loss and a $77 million loss, respectively, related to Energy Holdings’ investments in leases.

Contract Balances
PSE&G
PSE&G does not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of September 30, 2018 and December 31, 2017. Substantially all of PSE&G’s accounts receivable result from contracts with customers. Allowances represented approximately seven percent of accounts receivable as of September 30, 2018 and December 31, 2017.
Power
Power generally collects consideration upon satisfaction of performance obligations, and therefore, Power had no material contract balances as of September 30, 2018 and December 31, 2017.
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
Other
PSEG LI does not have any material contract balances as of September 30, 2018 and December 31, 2017.
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
Capacity Payments from the PJM Reliability Pricing Model (RPM) Annual Base Residual and Incremental Auctions—The Base Residual Auction is conducted annually three years in advance of the operating period. Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the base and incremental auctions which have been completed:

Delivery Year	$ per MW-Day	MW Cleared
June 2018 to May 2019	$205	9,200
June 2019 to May 2020	$116	8,900
June 2020 to May 2021	$170	8,100
June 2021 to May 2022	$178	7,700

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Delivery Year	$ per MW-Day	MW Cleared
June 2018 to May 2019	$314	820
June 2019 to May 2020	$231	1,330
June 2020 to May 2021	$195	1,330
June 2021 to May 2022	$192	950
June 2022 to May 2023	$231	480
June 2023 to May 2024	$231	480
June 2024 to May 2025	$231	480
June 2025 to May 2026	$231	480

Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $171 million.
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
As of June 1, 2017, Power recognized total Depreciation and Amortization of $964 million for the Hudson and Mercer units to reflect the significant shortening of their expected economic useful lives in 2017. In the three and nine months ended September 30, 2017, Power recognized pre-tax charges of $1 million and $10 million, respectively, in Energy Costs primarily for coal inventory lower of cost or market adjustments. In the three and nine months ended September 30, 2017, Power also recognized pre-tax charges in O&M of $8 million and $12 million, respectively, of shut down costs and a net increase in the Asset Retirement Obligation liability due to settlements and changes in cash flow estimates, partially offset by changes in employee-related severance costs. In 2018, no material costs were recorded. Power is exploring various opportunities with these sites, including using the sites for alternative industrial activity or the disposition of one or both of the sites. If Power determines not to use the sites for alternative industrial activity, the early retirement of the units at such sites would trigger obligations under certain environmental regulations, including possible remediation. The amounts for any such environmental remediation are neither currently probable nor estimable but may be material.
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
Nuclear
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced being at risk for early retirement. In September 2018, Exelon, a co-owner of the Salem units, shut down its Oyster Creek nuclear plant located in New Jersey, one year earlier than previously planned for economic reasons. In addition, First Energy announced in March 2018 the early retirement of four nuclear units at the Davis-Besse, Perry Nuclear and Beaver Valley nuclear plants in Ohio and Pennsylvania by 2021. These closures and retirements are generally due to the decline in market prices of energy, resulting from low natural gas prices driven by the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities, both federal and state-level policies that provide financial incentives to construct renewable energy such as wind and solar and the failure to adequately compensate nuclear generating stations for the attributes they bring similar to renewable energy production. These trends have significantly reduced

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a further shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet.
In May 2018, the governor of New Jersey signed legislation that would provide a safety net in order to prevent the loss of environmental attributes from selected nuclear generating stations referred to as the ZEC (Zero Emissions Certificate) program. The legislation calls for the BPU to establish a collection process for a customer charge, determine eligibility and certification of need, and potentially select nuclear plants to receive ZECs starting in April 2019. The law mandates each New Jersey electric distribution company (EDC), including PSE&G, to purchase ZECs and recover its procurement of ZECs through a non-bypassable charge (ZEC charge) in the amount of $0.004 per kilowatt-hour.
In the ordinary course, management, and in the case of the Salem units the co-owner, each makes a number of decisions that impact the operation of Power’s nuclear units beyond the current year, including whether and to what extent these units participate in RPM capacity auctions, commitments relating to refueling outages and significant capital expenditures, and decisions regarding our hedging arrangements. When considering whether to make these future commitments, management’s decisions will primarily be influenced by the financial outlook of the units, including the progress, timing and continued outlook for selection of the units under the newly enacted legislation in the state of New Jersey. Power and Exelon have agreed to continue to assess and, when appropriate, approve the funding of individual capital projects to ensure compliance with regulatory requirements and the safe operation of the Salem generating station and that the funding of previously postponed projects may be restored as a result of the legislation enacted in New Jersey sufficiently values the attributes of nuclear generation and Salem benefits from such legislation.
Power believes it may be unable to cover its costs and would be inadequately compensated for its market and operational risks at the Salem and Hope Creek nuclear units, which would result in Power retiring these units early if (i) energy market prices continue to be depressed, (ii) there are adverse impacts from potential changes to the capacity market construct being considered by FERC, or (iii) Salem and/or Hope Creek are not selected to participate in the ZEC program or the ZEC program does not adequately compensate our nuclear generating stations for their attributes. The costs associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs and additional funding of the NDT Fund would be material to both PSEG and Power. If any or all of the Salem and Hope Creek units were shut down, it would significantly alter New Jersey’s energy supply predominately by increasing New Jersey’s reliance on natural gas generation. Such a decrease in fuel diversity could also increase the market’s vulnerability to price fluctuations and power disruptions in times of high demand.
The following table provides the balance sheet amounts by generating station as of September 30, 2018 for significant assets and liabilities associated with Power’s owned share of its nuclear assets.

	As of September 30, 2018
	Hope Creek	Salem	Support Facilities and Other (A)	Peach Bottom
	Millions
Assets
Materials and Supplies Inventory	$83	$72	$—	$42
Nuclear Production, net of Accumulated Depreciation	684	642	199	775
Nuclear Fuel In-Service, net of Accumulated Depreciation	155	72	—	103
Construction Work in Progress (including nuclear fuel)	144	156	2	87
Total Assets	$1,066	$942	$201	$1,007
Liability
Asset Retirement Obligation	$313	$258	$—	$213
Total Liabilities	$313	$258	$—	$213
Net Assets	$753	$684	$201	$794
NRC License Renewal Term	2046	2036/2040	N/A	2033/2034
% Owned	100%	57%	Various	50%

(A)Includes Hope Creek’s and Salem’s shared support facilities and other nuclear development capital.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $126 million and $114 million for the three months and $355 million and $338 million for the nine months ended September 30, 2018 and 2017, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:
Electric and Gas Distribution Base Rate Filings—In October 2018, the BPU issued an Order approving the settlement of PSE&G’s distribution base rate case with new rates effective November 1, 2018. The settlement resulted in a net reduction in overall annual revenues of approximately $13 million, comprised of a $212 million increase in base revenues, including recovery of deferred storm costs, offset by the return of tax benefits of approximately $225 million. The tax benefits include the flow-back to customers of excess accumulated deferred income taxes resulting from the reduction of the federal income tax rates provided in the Tax Cuts and Jobs Act of 2017 (Tax Act) as well as the accumulated deferred income taxes from previously realized tax repair deductions and tax benefits from future tax repair deductions as realized. As a result of the agreement to flow back tax repair-related accumulated deferred income taxes in the settlement, PSE&G recognized a $581 million regulatory liability and a corresponding regulatory asset as of September 30, 2018. The Order provides for a $9.5 billion rate base, a 9.6% return on equity for PSE&G’s distribution business and a 54% equity component of its capitalization structure. In addition to the $13 million annual revenue reduction, the Order provides for a $28 million one-time refund to customers in November and December 2018 for taxes collected at the higher federal income tax rate for the January 1 to March 31, 2018 period. The BPU approved a rate reduction effective April 1, 2018, to PSE&G’s then current electric and gas base rates of approximately $71 million and $43 million, respectively, on an annual basis, to reflect the lower federal income tax rate for the period April 1 and forward.
Transmission Formula Rate Filings—In October 2018, PSE&G made two FERC filings with respect to its Transmission Formula Rate. PSE&G filed its 2019 Annual Transmission Formula Rate update with FERC requesting approximately $100 million in increased annual transmission revenue effective January 1, 2019, subject to true-up. In addition, PSE&G filed a Section 205 filing that seeks FERC approval to refund approximately $155 million of transmission related “unprotected excess deferred income tax benefits” to transmission customers over the 2019 twelve month period. The amount of unprotected excess deferred taxes is subject to change pending further Internal Revenue Service (IRS) guidance. FERC approval of PSE&G’s Section 205 filing is required to commence any refund to customers and as such, the Annual Transmission Formula Rate update request does not include the impact of the tax refund. This matter is pending.

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
BGSS—In September 2018, the BPU provisionally approved PSE&G’s request to decrease its BGSS rates which will decrease annual BGSS revenues by $26 million. The BGSS rate decreased from approximately 37 cents to 35 cents per therm for residential gas customers effective October 1, 2018.
In April 2018, the BPU approved the final BGSS rates which were effective October 1, 2017.
Green Program Recovery Charges (GPRC)—In October 2018, the BPU approved PSE&G’s 2017 GPRC cost recovery petition requesting recovery of approximately $58 million and $15 million in electric and gas revenues, respectively, on an annual basis.
In June 2018, PSE&G filed its 2018 GPRC cost recovery petition requesting recovery of approximately $65 million and $6 million in electric and gas revenues, respectively, on an annual basis.
Remediation Adjustment Charge (RAC)—In October 2018, the BPU approved PSE&G’s filing with respect to its RAC 25 petition allowing recovery of $63 million effective November 1, 2018 related to Manufactured Gas Plant expenditures from August 1, 2016 through July 31, 2017.
Energy Strong Program I (ES I) Recovery Filing—In August 2018, the BPU approved recovery of PSE&G’s ES I capital investment petition of an annual revenue requirement increase of $0.6 million and $0.1 million associated with electric and gas investment costs, respectively. This represents the final recovery of electric and gas ES I capital investment costs consistent with the BPU Order of Approval of the Energy Strong Program.
In February 2018, the BPU approved recovery of an annual revenue requirement of $8 million associated with electric ES I capital investment costs placed in service from June 1, 2017 through November 30, 2017.
Weather Normalization Clause (WNC)—In October 2018, the BPU approved PSE&G’s 2017-2018 WNC petition on a provisional basis allowing a net recovery of $14 million to be collected over the 2018-2019 Winter Period with the new rate effective November 1, 2018. The $14 million net recovery is the result of $9 million of excess revenues from the colder-than-normal 2017-2018 Winter Period offset by $23 million of remaining prior Winter Period undercollection.
In April 2018, the BPU gave final approval to PSE&G’s petition to collect $55 million in net deficiency gas revenues as a result of the warmer than normal 2016-2017 Winter Period, which resulted in a deficiency of $31 million, plus a carryover balance of $24 million from the 2015-2016 Winter Period.
Gas System Modernization Program I (GSMP I)—In October 2018, PSE&G updated its annual GSMP I cost recovery petition to include GSMP I investments in service as of September 30, 2018. The petition seeks BPU approval to recover in gas base rates an estimated annual revenue increase of $21 million effective January 1, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	September 30, 2018	December 31, 2017
	Millions
Commercial/Industrial	$166	$158
Residential	9	10
Total	$175	$168

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
Based on an ongoing review of (i) the liquidity challenges facing REMA and (ii) available alternatives, Energy Holdings recorded an additional $20 million pre-tax charge in the three months ended June 30, 2018 for its current best estimate of loss related to lease receivables. Pre-tax charges were reflected in Operating Revenues in 2018 and 2017 and are included in Gross Investment in Leases as of September 30, 2018.
In September 2018, certain subsidiaries of Energy Holdings (PSEG Entities) entered into a Restructuring Support Agreement (RSA) with REMA. Pursuant to the RSA, the PSEG Entities have agreed to support implementation of restructuring and related transactions with respect to REMA’s indebtedness. Such restructuring transactions will be implemented by REMA on an in-court basis under Chapter 11 of the Bankruptcy Code. The RSA outlines a plan of reorganization under which, in addition to other terms, the ownership interest in the leases relating to the Keystone and Conemaugh investments will be transferred to debtholders of REMA. Upon consummation of the restructuring transactions, the PSEG Entities will receive $31.5 million in cash in exchange for (a) the full satisfaction of all claims asserted against REMA and (b) approval of certain amendments to the Shawville lease. The Shawville lease amendments, among other things, will allow REMA to express tentative interest in a renewal on or after November 24, 2019, with similar changes to the other milestones in the lease renewal procedures. In addition, REMA has agreed to fund qualifying credit support up to $36 million.
Energy Holdings will be required upon resolution of this matter to accelerate and pay approximately $40 million of state deferred tax liabilities and accelerate and pay and/or reduce $85 million of a forecasted federal tax loss to the IRS.
As of September 30, 2018, no additional charges were recorded because the anticipated proceeds of $31.5 million from the transactions described above are in excess of the September 30, 2018 recorded amounts for the Keystone and Conemaugh lease investments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows Energy Holdings’ gross and net lease investment as of September 30, 2018 and December 31, 2017.

	As of	As of
	September 30, 2018	December 31, 2017
	Millions
Lease Receivables (net of Non-Recourse Debt)	$524	$546
Estimated Residual Value of Leased Assets	326	326
Total Investment in Rental Receivables	850	872
Unearned and Deferred Income	(294)	(307)
Gross Investment in Leases	556	565
Deferred Tax Liabilities	(470)	(480)
Net Investment in Leases	$86	$85

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of September 30, 2018
As of September 30, 2018
Millions
AA	$13
BBB+ — BBB-	316
BB	133
NR	62
Total	$524

The “BB” and the “NR” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of September 30, 2018, the gross investment in the leases of such assets, net of non-recourse debt, was $316 million ($(83) million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$133	64%	1,538	Coal	BB	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$85	64%	1,036	Gas	BB	NRG Energy, Inc.
Keystone Station Units 1 and 2	PA	$10	17%	1,711	Coal	NR	REMA (A)
Conemaugh Station Units 1 and 2	PA	$9	17%	1,711	Coal	NR	REMA (A)
Shawville Station Units 1, 2, 3 and 4	PA	$79	100%	596	Gas	NR	REMA (A)

(A)
REMA filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. See above for a discussion of the RSA entered into by REMA and the PSEG Entities relating to certain restructuring transactions by REMA.

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease structures. These credit enhancement features vary from lease to lease. Upon the occurrence of certain defaults, indirect subsidiary companies of Energy Holdings would exercise their rights and seek recovery of their investment, potentially

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims. Failure to recover adequate value could ultimately lead to a foreclosure on the assets under lease by the lenders.
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

Note 8. Trust Investments
NDT Fund
Power maintains an external master NDT to fund its share of decommissioning costs for its five nuclear facilities upon their respective termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code (IRC) limits the amount of money that can be contributed into a qualified fund. The funds are managed by third-party investment managers who operate under investment guidelines developed by Power.
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of September 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$467	$268	$(7)	$728
International	330	78	(16)	392
Total Equity Securities	797	346	(23)	1,120
Available-for Sale Debt Securities
Government	537	—	(17)	520
Corporate	468	1	(13)	456
Total Available-for-Sale Debt Securities	1,005	1	(30)	976
Other	—	—	—	—
Total NDT Fund Investments	$1,802	$347	$(53)	$2,096

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$497	$245	$(2)	$740
International	311	99	(3)	407
Total Equity Securities	808	344	(5)	1,147
Available-for Sale Debt Securities
Government	586	2	(4)	584
Corporate	400	4	(2)	402
Total Available-for-Sale Debt Securities	986	6	(6)	986
Total NDT Fund Investments	$1,794	$350	$(11)	$2,133

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net unrealized gains (losses) on debt securities of $(17) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and Power’s Condensed Consolidated Balance Sheets as of September 30, 2018. The portion of net unrealized gains (losses) recognized during the third quarter and first nine months of 2018 related to equity securities still held at the end of September 30, 2018 were $41 million and $26 million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2018	December 31, 2017
	Millions
Accounts Receivable	$13	$24
Accounts Payable	$14	$74

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2018				As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$78	$(7)	$4	$—	$40	$(2)	$—	$—
International	87	(14)	8	(2)	29	(3)	2	—
Total Equity Securities	165	(21)	12	(2)	69	(5)	2	—
Available-for Sale Debt Securities
Government (B)	342	(10)	153	(7)	343	(2)	91	(2)
Corporate (C)	342	(11)	49	(2)	191	(1)	27	(1)
Total Available-for-Sale Debt Securities	684	(21)	202	(9)	534	(3)	118	(3)
NDT Trust Investments	$849	$(42)	$214	$(11)	$603	$(8)	$120	$(3)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Effective January 1, 2018, unrealized gains and losses on these securities are recorded in Net Income.

(B)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2018.

(C)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	Millions
Proceeds from NDT Fund Sales (A)	$231	$278	$1,005	$845
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$17	$29	$75	$82
Gross Realized Losses	(7)	(5)	(29)	(14)
Net Realized Gains (Losses) on NDT Fund (B)	$10	$24	$46	$68
Unrealized Gains (Losses) on Equity Securities in NDT Fund (C)	34	N/A	(16)	N/A
Other-Than-Temporary-Impairments (OTTI)	$—	$(5)	—	(9)
Net Gains (Losses) on NDT Fund Investments	$44	$19	$30	$59

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

(C)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded in Net Income instead of Other Comprehensive Income (Loss).
The NDT Fund debt securities held as of September 30, 2018 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$11
1 - 5 years	282
6 - 10 years	201
11 - 15 years	47
16 - 20 years	73
Over 20 years	362
Total NDT Available-for-Sale Debt Securities	$976

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of September 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$21	$4	$—	$25
International	—	—	—	—
Total Equity Securities	21	4	—	25
Available-for-Sale Debt Securities
Government	103	—	(4)	99
Corporate	104	—	(3)	101
Total Available-for-Sale Debt Securities	207	—	(7)	200
Total Rabbi Trust Investments	$228	$4	$(7)	$225

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$24	$3	$—	$27
International	—	—	—	—
Total Equity Securities	24	3	—	27
Available-for-Sale Debt Securities
Government	85	1	(1)	85
Corporate	118	2	(1)	119
Total Available-for-Sale Debt Securities	203	3	(2)	204
Total Rabbi Trust Investments	$227	$6	$(2)	$231

Net unrealized gains (losses) on debt securities of $(5) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2018. The portion of net unrealized gains (losses) recognized during the third quarter and first nine months of 2018 related to equity securities still held at the end of September 30, 2018 were $1 million and $2 million, respectively.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2018	December 31, 2017
	Millions
Accounts Receivable	$1	$2
Accounts Payable	$—	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2018				As of December 31, 2017
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$70	$(2)	$28	$(2)	$28	$—	$25	$(1)
Corporate (B)	76	(3)	14	—	39	(1)	9	—
Total Available-for-Sale Debt Securities	146	(5)	42	(2)	67	(1)	34	(1)
Rabbi Trust Investments	$146	$(5)	$42	$(2)	$67	$(1)	$34	$(1)

(A)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2018.

(B)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2018.

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	Millions
Proceeds from Rabbi Trust Sales (A)	$33	$24	$80	$168
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$—	$2	$17
Gross Realized Losses	(1)	(1)	(3)	(5)
Net Realized Gains (Losses) on Rabbi Trust (B)	(1)	(1)	(1)	12
Unrealized Gains (Losses) on Equity Securities in Rabbi Trust (C)	2	N/A	2	N/A
OTTI	—	—	—	—
Net Gains (Losses) on Rabbi Trust Investments	$1	$(1)	$1	$12

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

(C)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded in Net Income instead of Other Comprehensive Income (Loss).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of September 30, 2018 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$3
1 - 5 years	28
6 - 10 years	32
11 - 15 years	7
16 - 20 years	22
Over 20 years	108
Total Rabbi Trust Available-for-Sale Debt Securities	$200

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
The fair value of the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	September 30, 2018	December 31, 2017
	Millions
PSE&G	$46	$46
Power	57	57
Other	122	128
Total Rabbi Trust Investments	$225	$231

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$32	$29	$4	$4	$97	$86	$13	$12
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	52	51	16	15	156	153	49	47
Expected Return on Plan Assets	(111)	(98)	(9)	(8)	(331)	(295)	(30)	(25)
Amortization of Net
Prior Service Cost	(4)	(5)	(1)	(3)	(13)	(14)	(1)	(8)
Actuarial Loss	22	24	16	13	64	73	48	38
Non-Service Components of Pension and OPEB (Credits) Costs	(41)	(28)	22	17	(124)	(83)	66	52
Total Benefit (Credits) Costs	$(9)	$1	$26	$21	$(27)	$3	$79	$64

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Millions
PSE&G	$(8)	$(1)	$17	$13	$(23)	$(3)	$51	$40
Power	(2)	—	8	7	(7)	1	24	20
Other	1	2	1	1	3	5	4	4
Total Benefit (Credits) Costs	$(9)	$1	$26	$21	$(27)	$3	$79	$64

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco has contributed its entire planned contribution amount of $40 million into its pension plan trusts during 2018. Servco’s pension-related revenues and costs were $20 million and $18 million for three months ended September 30, 2018 and 2017, respectively, and $40 million and $35 million for the nine months ended September 30, 2018 and 2017, respectively. The OPEB-related revenues earned and costs incurred were $1 million for each of the three months ended September 30, 2018 and 2017, and $4 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively.

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
The following table shows the face value of Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2018 and December 31, 2017.

	As of	As of
	September 30, 2018	December 31, 2017
	Millions
Face Value of Outstanding Guarantees	$1,787	$1,701
Exposure under Current Guarantees	$140	$153

Letters of Credit Margin Posted	$163	$103
Letters of Credit Margin Received	$17	$32

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(3)	$(1)
Net Broker Balance Deposited (Received)	$226	$147

Additional Amounts Posted:
Other Letters of Credit	$63	$61

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In October 2018, the EPA Region 2 issued a Directive to the CPG instructing the CPG to focus the ongoing RI/FS evaluation on various adaptive management scenarios for remediation of the upper 9 miles of the Passaic River, which approach has been agreed to in concept by the EPA and the CPG. The Directive does not contain estimates for anticipated costs. Adaptive management focuses on removing targeted “hot spots” of contaminated sediments rather than removing all of the Passaic River’s sediments as in a “bank to bank” approach.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

complaint does not quantify damages sought.
The Complaint alleges that “no single hazardous substance” is to blame for the contamination of the lower Passaic River and lists the eight Contaminants of Concern (COCs) identified by the EPA in the ROD. OCC alleges PSE&G is responsible for a portion of six of the eight COCs. PSE&G cannot predict the outcome of this matter.
Based upon the estimated cost of the ROD Remedy and PSEG’s estimate of PSE&G’s and Power’s shares of that cost, as of September 30, 2018, PSEG has accrued approximately $57 million. Of this amount, PSE&G has accrued $46 million as an Environmental Costs Liability and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. Power has accrued $11 million as an Other Noncurrent Liability with the corresponding O&M Expense recorded in prior years when the liability was accrued.
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
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $343 million and $388 million on an undiscounted basis through 2021, including its $46 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $343 million as of September 30, 2018. Of this amount, $75 million was recorded in Other Current Liabilities and $268 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $343 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding to what extent sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Jersey City, New Jersey Subsurface Feeder Cable Matter
In October 2016, a discharge of dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New Jersey, was identified and reported to the NJDEP. The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison, with PSE&G owning the portion of the cables located in New Jersey and Con Edison owning the portion of the cables located in New York. The NJDEP declared an emergency and an emergency response action was undertaken to investigate, contain, remediate and stop the fluid discharge; to assess, repair and restore the cables to good working order, if feasible; and to restore the property. The regulatory agencies overseeing the emergency response, including the U.S. Coast Guard, the NJDEP and the Army Corps of Engineers, have issued multiple notices, orders and directives to the various parties related to this matter and the parties may also be subject to the assessment of civil penalties related to the discharge and response. The U.S. Coast Guard transitioned control of the federal response to the EPA in May 2018. In August 2018, the EPA ended the federal response to the matter. The response has now transitioned to the NJDEP site remediation program.
The impacted cable was repaired in late September 2017; however, small amounts of residual dielectric fluid believed to be contained within the marina sediment continue to appear on the surface and response actions related to the fluid discharge are ongoing, although at a significantly reduced scale. PSE&G remains concerned about future leaks and potential environmental impacts as a result of reintroduction of fluid back into these lines and has determined that retirement of the affected facilities is appropriate. PSE&G has been unable to reach an agreement with Con Edison and, as a result, in May 2018, PSE&G filed an action at FERC to resolve the matter. FERC dismissed PSE&G’s Complaint against Con Edison in September 2018. Also ongoing is the lawsuit in federal court to determine ultimate responsibility for the costs to address the leak among PSE&G, Con Edison and NADC. In addition, Con Edison filed counter claims against PSE&G and NADC, including seeking injunctive relief and damages. Based on the information currently available and depending on the outcome of the federal court action, PSE&G’s portion of the costs to address the leak may be material; however, PSE&G anticipates that it will recover these costs through regulatory proceedings.
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
Power seeks to mitigate volatility in its results by contracting in advance for the sale of most of its anticipated electric output as well as its anticipated fuel needs. As part of its objective, Power has entered into contracts to directly supply PSE&G and other New Jersey EDCs with a portion of their respective BGS requirements through the New Jersey BGS auction process, described above.
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
Minimum Fuel Purchase Requirements
Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2021 and a significant portion through 2022 at Salem, Hope Creek and Peach Bottom.
Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G. When there is excess delivery capacity available beyond the needs of PSE&G’s customers, Power can use the gas to supply its fossil generating stations in New Jersey.
Power also has various long-term fuel purchase commitments for coal through 2021 to support its fossil generation stations.
As of September 30, 2018, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2022
Millions
Nuclear Fuel
Uranium	$227
Enrichment	$312
Fabrication	$158
Natural Gas	$922
Coal	$240

Litigation
Sewaren 7 Construction
In June 2018, a complaint was filed in federal court in Newark against PSEG Fossil, LLC, a wholly owned subsidiary of Power, regarding an ongoing dispute with Durr Mechanical Construction, Inc. (Durr), a contractor on the Sewaren 7 project. Among other things, Durr seeks damages of $93 million and alleges that Power withheld money owed to Durr and that Power’s intentional conduct led to the inability of Durr to obtain prospective contracts. Power intends to vigorously defend against these allegations. Based upon the preliminary nature of this matter, a loss is not considered probable nor is the amount of loss, if any, estimable as of September 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Newark Customer Incident
On the morning of July 5, 2018, PSE&G discontinued electricity to the home of a customer residing in Newark because of outstanding arrears on that customer’s account. Subsequent to the discontinuation of electricity, that customer died on the afternoon of July 5th. The family of the customer, who was on hospice care, raised allegations in the media regarding PSE&G’s conduct surrounding the discontinuation and restoration of electricity to the home of the customer, claiming that the discontinuation of electric service prevented the customer from using life sustaining medical equipment. The BPU initiated an investigation into the matter and that investigation is ongoing. In addition, PSE&G received a grand jury subpoena from the Essex County Prosecutor’s Office (ECPO) for records and correspondence between PSE&G and the customer. PSE&G is fully cooperating with the BPU and the ECPO in both proceedings. PSEG cannot predict the outcome of the pending proceedings regarding this incident at this time.
The PSEG Board of Directors (PSEG Board) retained outside counsel to conduct an independent investigation of the facts surrounding this incident with the full support and cooperation of management. The independent investigation concluded that the disconnection itself was not improper; however, it did identify issues related to PSE&G’s response once it was notified of the disconnection. The PSEG Board reviewed and considered the findings and conclusions of the investigation and PSE&G’s proposed corrective actions. PSE&G’s progress on implementation of the corrective actions will continue to be overseen by the PSEG Board.
Caithness Energy, L.L.C. (Caithness)
In August 2018, Caithness, a Long Island power plant developer, filed a complaint in federal district court in the Eastern District of New York against PSEG and PSEG LI alleging violations of state and federal antitrust laws and a claim of intentional interference of prospective business relations. Caithness alleges that PSEG and PSEG LI interfered with LIPA’s consideration of the Caithness proposal for a 750 MW combined cycle generation project that was identified as a finalist for a Request For Proposal issued by LIPA. In addition, Caithness claims that PSEG and PSEG LI induced LIPA to agree to eliminate the proposed project as a potential competitor to other PSEG affiliates with power supply operations. The complaint alleges hundreds of millions of dollars of harm and seeks treble and punitive damages. We intend to vigorously defend against these allegations. Based upon the preliminary nature of this matter, a loss is not considered probable nor is the amount of loss, if any, estimable as of September 30, 2018.
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

Note 11. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the nine months ended September 30, 2018:
PSE&G

•	issued $375 million of 3.70% Secured Medium-Term Notes, Series M, due May 2028,

•	issued $325 million of 4.05% Secured Medium-Term Notes, Series M, due May 2048,

•	issued $325 million of 3.25% Secured Medium-Term Notes, Series M, due September 2023,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	issued $325 million of 3.65% Secured Medium-Term Notes, Series M, due September 2028,

•	retired $400 million of 5.30% Medium-Term Notes at maturity, and

•	retired $350 million of 2.30% Medium-Term Notes at maturity.
Power

•	issued $700 million of 3.85% Senior Notes due June 2023.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.3 billion credit facilities are provided by a diverse bank group. As of September 30, 2018, the total available credit capacity was $3.6 billion.
As of September 30, 2018, no single institution represented more than 9% of the total commitments in the credit facilities.
As of September 30, 2018, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
In September 2018, Power amended an existing 3-year $100 million letter of credit facility, extending the expiration date to September 2021. The second letter of credit facility, which is scheduled to expire in March 2020, will be terminated during the fourth quarter of 2018. Power also executed a new 3-year $100 million letter of credit facility that expires in September 2021.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs. The total credit facilities and available liquidity as of September 30, 2018 were as follows:

	As of September 30, 2018
Company/Facility	Total Facility	Usage	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$393	$1,107	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$393	$1,107
PSE&G
5-year Credit Facility (A)	$600	$56	$544	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$56	$544
Power
3-year Letter of Credit Facility	$100	$62	$38	Mar 2020	Letters of Credit
3-year Letter of Credit Facilities	200	100	$100	Sept 2021	Letters of Credit
5-year Credit Facilities	1,900	51	1,849	Mar 2022	Funding/Letters of Credit
Total Power	$2,200	$213	$1,987
Total	$4,300	$662	$3,638

(A)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of September 30, 2018, PSEG had $379 million outstanding at a weighted average interest rate of 2.54%. PSE&G had $40 million outstanding at a weighted average interest rate of 2.35% under its Commercial Paper Program as of September 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Financial Risk Management Activities
Derivative accounting guidance requires that a derivative instrument be recognized as either an asset or a liability at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation provided that the derivative instrument meets specific, restrictive criteria, both at the time of designation and on an ongoing basis. These alternative permissible treatments include normal purchases and normal sales (NPNS), cash flow hedge and fair value hedge accounting. PSEG, Power and PSE&G have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements and fuel agreements. PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow or fair value hedges. Power enters into additional contracts that are derivatives, but are not designated as either cash flow hedges or fair value hedges. These transactions are economic hedges and are recorded at fair market value.
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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of September 30, 2018 or December 31, 2017.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. PSEG interest rate hedges totaling $500 million were executed and terminated during the second quarter of 2018 and a loss of $(1) million was recorded in Accumulated Other Comprehensive Income (Loss) (after tax) and will amortize to interest expense over the remaining life of Power’s $700 million of 3.85% Senior Notes due June 2023. For additional information see Note 11. Debt and Credit Facilities. There were no outstanding interest rate hedges as of September 30, 2018 and December 31, 2017. The Accumulated Other Comprehensive Income (Loss) (after tax) related to terminated interest rate derivatives designated as cash flow hedges was $(1) million as of September 30, 2018 and was immaterial as of December 31, 2017. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are immaterial.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of September 30, 2018
	Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$301	$(290)	$11	$11
Noncurrent Assets	123	(121)	2	2
Total Mark-to-Market Derivative Assets	$424	$(411)	$13	$13
Derivative Contracts
Current Liabilities	$(389)	$376	$(13)	$(13)
Noncurrent Liabilities	(149)	147	(2)	(2)
Total Mark-to-Market Derivative (Liabilities)	$(538)	$523	$(15)	$(15)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(114)	$112	$(2)	$(2)

	As of December 31, 2017
	Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$391	$(362)	$29	$29
Noncurrent Assets	78	(71)	7	7
Total Mark-to-Market Derivative Assets	$469	$(433)	$36	$36
Derivative Contracts
Current Liabilities	$(403)	$387	$(16)	$(16)
Noncurrent Liabilities	(95)	90	(5)	(5)
Total Mark-to-Market Derivative (Liabilities)	$(498)	$477	$(21)	$(21)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(29)	$44	$15	$15

(A)
Substantially all of Power’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2018 and December 31, 2017.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, Power had net cash collateral/margin payments to counterparties of $223 million and $146 million, respectively. Of these net cash/collateral margin payments $112 million as of September 30, 2018 and $44 million as December 31, 2017 were netted against the corresponding net derivative contract positions. Of the $112 million as of September 30, 2018, $(2) million was netted against current assets, and $(1) million was netted against noncurrent assets, $88 million was netted against current liabilities, and $27 million was netted against noncurrent liabilities. Of the $44 million as of December 31, 2017, $(3) million was netted against current assets, $28 million was netted against current liabilities, and $19 million was netted against noncurrent liabilities.

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $23 million and $30 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, Power had the contractual right of offset of $7 million and $13 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $16 million and $17 million as of September 30, 2018 and December 31, 2017, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2016	$3	$2
Gain Recognized in AOCI	—	—
Less: Gain Reclassified into Income	(3)	(2)
Balance as of December 31, 2017	$—	$—
Loss Recognized in AOCI	(2)	(1)
Less: Loss Reclassified into Income	—	—
Balance as of September 30, 2018	$(2)	$(1)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and nine months ended September 30, 2018 and 2017. Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives		Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2018	2017	2018	2017
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$(130)	$26	$(154)	$216
Energy-Related Contracts	Energy Costs	5	(4)	12	(14)
Total PSEG and Power		$(125)	$22	$(142)	$202

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of September 30, 2018 and December 31, 2017.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of September 30, 2018
Natural Gas	Dekatherm (Dth)	281	—	281	—
Electricity	MWh	(66)	—	(66)	—
Financial Transmission Rights (FTRs)	MWh	24	—	24	—
As of December 31, 2017
Natural Gas	Dth	154	—	154	—
Electricity	MWh	(63)	—	(63)	—
FTRs	MWh	6	—	6	—

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
The following table provides information on Power’s credit risk from wholesale counterparties, net of collateral, as of September 30, 2018. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.
As of September 30, 2018, 97% of the net credit exposure for Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$112	$12	$100	2	$50	(A)
Non-Investment Grade	6	2	4	—	—
Total	$118	$14	$104	2	$50

(A)	Represents net exposure of $39 million with PSE&G and $11 million with a non-affiliated counterparty.
As of September 30, 2018, collateral held from counterparties where Power had credit exposure included $2 million in cash collateral and $12 million in letters of credit.
As of September 30, 2018, Power had 137 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2018, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of September 30, 2018, PSE&G had no net credit exposure with suppliers, including Power.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2018, these consisted primarily of certain electric load contracts and gas contracts.
Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable.
The following tables present information about PSEG’s, PSE&G’s and Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2018
Description	Total	Netting (C)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Energy-Related Contracts (A)	$13	$(411)	$12	$404	$8
NDT Fund (B)
Equity Securities	$1,120	$—	$1,118	$2	$—
Debt Securities—U.S. Treasury	$209	$—	$—	$209	$—
Debt Securities—Govt Other	$311	$—	$—	$311	$—
Debt Securities—Corporate	$456	$—	$—	$456	$—
Rabbi Trust (B)
Equity Securities	$25	$—	$25	$—	$—
Debt Securities—U.S. Treasury	$60	$—	$—	$60	$—
Debt Securities—Govt Other	$39	$—	$—	$39	$—
Debt Securities—Corporate	$101	$—	$—	$101	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(15)	$523	$(10)	$(519)	$(9)
PSE&G
Assets:
Rabbi Trust (B)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$12	$—	$—	$12	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$21	$—	$—	$21	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$13	$(411)	$12	$404	$8
NDT Fund (B)
Equity Securities	$1,120	$—	$1,118	$2	$—
Debt Securities—U.S. Treasury	$209	$—	$—	$209	$—
Debt Securities—Govt Other	$311	$—	$—	$311	$—
Debt Securities—Corporate	$456	$—	$—	$456	$—
Rabbi Trust (B)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$15	$—	$—	$15	$—
Debt Securities—Govt Other	$10	$—	$—	$10	$—
Debt Securities—Corporate	$26	$—	$—	$26	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(15)	$523	$(10)	$(519)	$(9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2017
Description	Total	Netting (C)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (D)	$223	$—	$223	$—	$—
Derivative Contracts:
Energy-Related Contracts (A)	$36	$(433)	$15	$442	$12
NDT Fund (B)
Equity Securities	$1,147	$—	$1,145	$2	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$270	$—	$—	$270	$—
Debt Securities—Corporate	$402	$—	$—	$402	$—
Rabbi Trust (B)
Equity Securities	$27	$—	$27	$—	$—
Debt Securities—U.S. Treasury	$51	$—	$—	$51	$—
Debt Securities—Govt Other	$34	$—	$—	$34	$—
Debt Securities—Corporate	$119	$—	$—	$119	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(21)	$477	$(8)	$(485)	$(5)
PSE&G
Assets:
Cash Equivalents (D)	$223	$—	$223	$—	$—
Rabbi Trust (B)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$7	$—	$—	$7	$—
Debt Securities—Corporate	$24	$—	$—	$24	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$36	$(433)	$15	$442	$12
NDT Fund (B)
Equity Securities	$1,147	$—	$1,145	$2	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$270	$—	$—	$270	$—
Debt Securities—Corporate	$402	$—	$—	$402	$—
Rabbi Trust (B)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$30	$—	$—	$30	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(21)	$477	$(8)	$(485)	$(5)

(A)	Level 1—These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely on settled pricing inputs which come directly from the exchange.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

significant to the overall inputs.
Level 3—Unobservable inputs are used for the valuation of certain contracts. See “Additional Information Regarding Level 3 Measurements” below for more information on the utilization of unobservable inputs.

(B)
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

(C)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. See Note 12. Financial Risk Management Activities for additional detail.

(D)	Represents money market mutual funds.
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
The fair value of Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The fair value of Power’s gas physical contracts at certain illiquid delivery locations are measured using average historical basis and, accordingly, are categorized as Level 3. While these gas physical contracts have an unobservable component in their respective forward price curves, the fluctuations in fair value have been driven primarily by changes in the observable inputs. The following tables provide details surrounding significant Level 3 valuations as of September 30, 2018 and December 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	September 30, 2018		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$—	$(9)	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	8	—	Discounted Cash flow	Average Historical Basis	-40% to 0%
Total Power		$8	$(9)
Total PSEG		$8	$(9)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2017		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$1	$(3)	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	11	(2)	Discounted Cash flow	Average Historical Basis	-40% to -10%
Total Power		$12	$(5)
Total PSEG		$12	$(5)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and nine months ended September 30, 2018 and September 30, 2017, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2018

	Three Months Ended September 30, 2018
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2018	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2018
	Millions
PSEG
Net Derivative Assets (Liabilities)	$4	$(4)	$—	$—	$(1)	$—	$(1)
Power
Net Derivative Assets (Liabilities)	$4	$(4)	$—	$—	$(1)	$—	$(1)

	Nine Months Ended September 30, 2018
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2018	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2018
	Millions
PSEG
Net Derivative Assets (Liabilities)	$7	$(8)	$—	$—	$—	$—	$(1)
Power
Net Derivative Assets (Liabilities)	$7	$(8)	$—	$—	$—	$—	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2017

	Three Months Ended September 30, 2017
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2017	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2017
	Millions
PSEG
Net Derivative Assets (Liabilities)	$6	$3	$—	$—	$(3)	$—	$6
PSE&G
Net Derivative Assets (Liabilities)	$—	$—	$—	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$6	$3	$—	$—	$(3)	$—	$6

	Nine Months Ended September 30, 2017
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2017	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2017
	Millions
PSEG
Net Derivative Assets (Liabilities)	$1	$29	$5	$—	$(28)	$(1)	$6
PSE&G
Net Derivative Assets (Liabilities)	$(5)	$—	$5	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$6	$29	$—	$—	$(28)	$(1)	$6

(A)
PSEG’s and Power’s gains(losses) attributable to changes in net derivative assets and liabilities for the three months and nine months ended September 30, 2018 include $(8) million and $(7) million, respectively, in Operating Revenues and $4 million and $(1) million, respectively, in Energy Costs. Both the $(8) million and $(7) million in Operating Revenues are unrealized. Of the $4 million and $(1) million in Energy Costs, $5 million and $(1) million are unrealized. Unrealized gains (losses) represent the change in derivative assets and liabilities still held at the end of the reporting period.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Accumulated Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)
Represents settlements of $(1) million for the three months ended September 30, 2018. Represents settlements of $(3) million and $(28) million for the three months and nine months ended September 30, 2017, respectively.

(D)
During the three months and nine months ended September 30, 2018, there were no transfers into or out of Level 3. During the nine months ended September 30, 2017, $(1) million of net derivatives were transferred from Level 2 to Level 3. There were no transfers into or out of Level 3 during the three months ended September 30, 2017.

(E)
PSEG’s and Power’s gains(losses) attributable to changes in net derivative assets and liabilities for the three months and nine months ended September 30, 2017 include $5 million and $22 million, respectively, in Operating Revenues and $(2) million and $7 million, respectively, in Energy Costs. The $5 million in Operating Revenues and $(2) million in Energy Costs for the three months ended September 30, 2017 are realized. Of the $22 million in Operating Revenues and the $7 million in Energy Costs, $(2) million and $3 million, respectively, are unrealized for the nine months ended September 30, 2017.

As of September 30, 2018, PSEG carried $2.3 billion of net assets that are measured at fair value on a recurring basis, of which $1 million of net liabilities was measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of September 30, 2017, PSEG carried $2.6 billion of net assets that are measured at fair value on a recurring basis, of which $6 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of September 30, 2018 and December 31, 2017.

	As of		As of
	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$2,093	$2,051	$2,091	$2,081
PSE&G (B)	9,182	9,292	8,591	9,322
Power (B)	3,084	3,254	2,386	2,659
Total Long-Term Debt	$14,359	$14,597	$13,068	$14,062

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Other Income (Deductions)

	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2018
NDT Fund Interest and Dividends	$—	$13	$—	$13
Allowance for Funds Used During Construction	13	—	—	13
Solar Loan Interest	5	—	—	5
Other	3	1	(2)	2
Total Other Income (Deductions)	$21	$14	$(2)	$33
Nine Months Ended September 30, 2018
NDT Fund Interest and Dividends	$—	$40	$—	$40
Allowance for Funds Used During Construction	40	—	—	40
Solar Loan Interest	14	—	—	14
Other	7	(2)	—	5
Total Other Income (Deductions)	$61	$38	$—	$99
Three Months Ended September 30, 2017
NDT Fund Interest and Dividends	$—	$12	$—	$12
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	6	—	—	6
Other	2	(1)	—	1
Total Other Income (Deductions)	$22	$11	$—	$33
Nine Months Ended September 30, 2017
NDT Fund Interest and Dividends	$—	$35	$—	$35
Allowance for Funds Used During Construction	42	—	—	42
Solar Loan Interest	16	—	—	16
Other	7	(1)	(1)	5
Total Other Income (Deductions)	$65	$34	$(1)	$98

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Income Taxes
PSEG’s, PSE&G’s and Power’s effective tax rates for the three months and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
PSEG	22.1%	38.9%	25.1%	35.5%
PSE&G	25.5%	38.8%	26.1%	37.4%
Power	16.7%	41.9%	24.1%	37.9%

For the three months and nine months ended September 30, 2018, the differences in PSEG’s effective tax rates as compared to the same periods in the prior year were due primarily to the change in the statutory federal tax rate from 35% to 21% as a result of the Tax Act and the remeasurement of uncertain tax positions and associated interest in connection with a 2015 claim to carry back tax-defined nuclear decommissioning costs under IRC 172(f) (nuclear carryback claim) and 2011 and 2012 federal tax audit, offset by the New Jersey (NJ) surtax, plant-related items and tax credits. For the three months and nine months ended September 30, 2018, the differences in PSEG’s effective tax rates as compared to the statutory tax rate of 28.11% were due primarily to the remeasurement of uncertain tax positions and associated interest in connection with the nuclear carryback claim and 2011 and 2012 federal tax audit, plant-related items and tax credits, offset by the NJ surtax.
In August 2018, the IRS completed its audit of PSEG’s nuclear carryback claim and federal tax returns for the years 2011 and 2012. The completion of the IRS’ audit resulted in a settlement agreement with the IRS, which is subject to review by the Joint Committee on Taxation (JCT). As a result of this new information, PSEG remeasured certain unrecognized tax benefits that impacted the effective tax rate in the amount of $28 million, primarily related to the nuclear carryback claim and the associated interest, in the three months ended September 30, 2018.
For the three months and nine months ended September 30, 2018, the differences in PSE&G’s effective tax rates as compared to the same periods in the prior year were due primarily to the change in the statutory federal tax rate from 35% to 21% as a result of the Tax Act, offset by changes in uncertain tax positions, plant-related and other flow-through items. For the three months and nine months ended September 30, 2018, the differences in PSE&G’s effective tax rate as compared to the statutory tax rate of 28.11% were due primarily to plant-related and other flow-through items, tax credits and changes in uncertain tax positions.
For the three months and nine months ended September 30, 2018, the differences in Power’s effective tax rates as compared to the same periods in the prior year were due primarily to the change in the statutory federal tax rate from 35% to 21% as a result of the Tax Act and the remeasurement of uncertain tax positions and associated interest in connection with the nuclear carryback claim and 2011 and 2012 federal tax audit, offset by the NJ surtax. For the three months and nine months ended September 30, 2018, the differences in Power’s effective tax rates as compared to the statutory tax rate of 28.11% were due primarily to the remeasurement of uncertain tax positions and associated interest in connection with the nuclear carryback claim and 2011 and 2012 federal tax audit, offset by the NJ surtax.
Uncertain Tax Positions
In August 2018, the IRS completed its audit of PSEG’s nuclear carryback claim and federal tax returns for the years 2011 and 2012. The JCT is required to review all claims over $5 million, and the tax years are not considered concluded until the JCT’s review has been completed. As a result, it is reasonably possible that PSEG’s total unrecognized tax benefits may decrease in the range of $50 million to $120 million based on current estimates within the next 12 months.
Tax Act
PSEG, PSE&G and Power recorded the impact of the Tax Act in their December 31, 2017 consolidated financial statements, including certain provisional amounts, in accordance with SEC guidance under Staff Accounting Bulletin 118 (SAB 118). PSEG’s accounting for certain elements of the Tax Act remains incomplete.
In August 2018, the IRS issued a Notice of Proposed Rulemaking (Notice) regarding the application of tax depreciation rules as amended by the Tax Act. In September 2018, PSEG recorded additional provisional adjustments that increased plant-related deferred taxes in the amount of $53 million and $35 million to the Regulatory Liability for the associated excess deferred taxes. PSEG continues to analyze the Notice and, as such, the amounts recorded for bonus depreciation for 2017 and 2018 remain provisional.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Further, the Tax Act is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities. The Tax Act could also be subject to potential amendments and technical corrections which could impact PSEG’s, PSE&G’s and Power’s financial statements.
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
For the period beginning September 28, 2017, subject to the transition rules, the Tax Act modified the bonus depreciation rules of the 2015 Tax Act. Subject to further review of the Notice, it is expected that Power will be entitled to 100% expensing for qualifying 2018 plant additions and bonus depreciation will no longer apply to PSE&G.
New Jersey State Tax Reform
In July 2018, the State of New Jersey made significant changes to its income tax laws, including imposing a temporary surtax on allocated corporate taxable income of 2.5% effective January 1, 2018 and 2019 and 1.5% in 2020 and 2021, as well as requiring corporate taxpayers to file in a combined reporting group as defined under New Jersey law starting in 2019. Both provisions include an exemption for public utilities. At this time, PSEG believes PSE&G meets the definition of a public utility and, therefore, will not be impacted by the temporary surtax or be included in the combined reporting group. PSEG expects these new provisions to unfavorably affect its non-utility business. The newly enacted New Jersey tax legislation did not have a material impact on PSEG’s deferred income tax balance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2018	$(1)	$(391)	$(18)	$(410)
Other Comprehensive Income before Reclassifications	—	—	(6)	(6)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	2	9
Net Current Period Other Comprehensive Income (Loss)	—	7	(4)	3
Balance as of September 30, 2018	$(1)	$(384)	$(22)	$(407)

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2017	$2	$(386)	$158	$(226)
Other Comprehensive Income before Reclassifications	—	—	25	25
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	6	(8)	(3)
Net Current Period Other Comprehensive Income (Loss)	(1)	6	17	22
Balance as of September 30, 2017	$1	$(380)	$175	$(204)

PSEG	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(406)	$177	$(229)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(176)	(176)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(1)	—	(28)	(29)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	22	5	27
Net Current Period Other Comprehensive Income (Loss)	(1)	22	(23)	(2)
Net Change in Accumulative Other Comprehensive Income (Loss)	(1)	22	(199)	(178)
Balance as of September 30, 2018	$(1)	$(384)	$(22)	$(407)

PSEG	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$2	$(398)	$133	$(263)
Other Comprehensive Income before Reclassifications	—	—	78	78
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	18	(36)	(19)
Net Current Period Other Comprehensive Income (Loss)	(1)	18	42	59
Balance as of September 30, 2017	$1	$(380)	$175	$(204)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2018	$—	$(335)	$(15)	$(350)
Other Comprehensive Income before Reclassifications	—	—	(5)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	1	8
Net Current Period Other Comprehensive Income (Loss)	—	7	(4)	3
Balance as of September 30, 2018	$—	$(328)	$(19)	$(347)

Power	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2017	$—	$(330)	$158	$(172)
Other Comprehensive Income before Reclassifications	—	—	24	24
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(9)	(4)
Net Current Period Other Comprehensive Income (Loss)	—	5	15	20
Balance as of September 30, 2017	$—	$(325)	$173	$(152)

Power	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(347)	$175	$(172)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(175)	(175)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	—	(23)	(23)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	19	4	23
Net Current Period Other Comprehensive Income (Loss)	—	19	(19)	—
Net Change in Accumulative Other Comprehensive Income (Loss)	—	19	(194)	(175)
Balance as of September 30, 2018	$—	$(328)	$(19)	$(347)

Power	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$—	$(340)	$129	$(211)
Other Comprehensive Income before Reclassifications	—	—	74	74
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	15	(30)	(15)
Net Current Period Other Comprehensive Income (Loss)	—	15	44	59
Balance as of September 30, 2017	$—	$(325)	$173	$(152)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2018			September 30, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1	$3	$—	$3
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	3	(8)	(34)	9	(25)
Total Pension and OPEB Plans		(10)	3	(7)	(31)	9	(22)
Available-for-Sale Debt Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	(2)	—	(2)	(8)	3	(5)
Total Available-for-Sale Debt Securities		(2)	—	(2)	(8)	3	(5)
Total		$(12)	$3	$(9)	$(39)	$12	$(27)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2017			September 30, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$2	$(1)	$1	$2	$(1)	$1
Total Cash Flow Hedges		2	(1)	1	2	(1)	1
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	3	(1)	2	7	(3)	4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(13)	5	(8)	(37)	15	(22)
Total Pension and OPEB Plans		(10)	4	(6)	(30)	12	(18)
Available-for-Sale Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	18	(10)	8	71	(35)	36
Total Available-for-Sale Securities		18	(10)	8	71	(35)	36
Total		$10	$(7)	$3	$43	$(24)	$19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2018			September 30, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1	$3	$—	$3
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	3	(8)	(30)	8	(22)
Total Pension and OPEB Plans		(10)	3	(7)	(27)	8	(19)
Available-for-Sale Debt Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	(1)	—	(1)	(7)	3	(4)
Total Available-for-Sale Debt Securities		(1)	—	(1)	(7)	3	(4)
Total		$(11)	$3	$(8)	$(34)	$11	$(23)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2017			September 30, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$2	$(1)	$1	$6	$(3)	$3
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	5	(6)	(32)	14	(18)
Total Pension and OPEB Plans		(9)	4	(5)	(26)	11	(15)
Available-for-Sale Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	19	(10)	9	62	(32)	30
Total Available-for-Sale Securities		19	(10)	9	62	(32)	30
Total		$10	$(6)	$4	$36	$(21)	$15

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$412	$412	$395	$395	$1,239	$1,239	$618	$618
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	505	505	504	504	505	505
Effect of Stock Based Compensation Awards	—	3	—	2	—	3	—	2
Total Shares	504	507	505	507	504	507	505	507

EPS
Net Income	$0.82	$0.81	$0.78	$0.78	$2.46	$2.44	$1.22	$1.22

For the three months and nine months ended September 30, 2017, there were approximately 0.3 million stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect.
Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2018	2017	2018	2017
Per Share	$0.45	$0.43	$1.35	$1.29
In Millions	$227	$217	$682	$652

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Financial Information by Business Segment

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended September 30, 2018
Total Operating Revenues	$1,595	$868	$151	$(220)	$2,394
Net Income (Loss)	278	125	9	—	412
Gross Additions to Long-Lived Assets	766	253	4	—	1,023
Nine Months Ended September 30, 2018
Operating Revenues	$4,826	$3,038	$421	$(1,057)	$7,228
Net Income (Loss)	828	400	11	—	1,239
Gross Additions to Long-Lived Assets	2,213	800	15	—	3,028
Three Months Ended September 30, 2017
Total Operating Revenues	$1,530	$846	$135	$(257)	$2,254
Net Income (Loss)	246	136	13	—	395
Gross Additions to Long-Lived Assets	729	327	9	—	1,065
Nine Months Ended September 30, 2017
Operating Revenues	$4,749	$3,033	$334	$(1,129)	$6,987
Net Income (Loss)	753	(131)	(4)	—	618
Gross Additions to Long-Lived Assets	2,118	903	25	—	3,046
As of September 30, 2018
Total Assets	$30,694	$12,681	$2,249	$(551)	$45,073
Investments in Equity Method Subsidiaries	—	88	—	—	88
As of December 31, 2017
Total Assets	$28,554	$12,418	$2,666	$(922)	$42,716
Investments in Equity Method Subsidiaries	—	87	—	—	87

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

Note 19. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2018	2017	2018	2017
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$229	$259	$1,079	$1,154
Administrative Billings from Services (B)	78	82	246	226
Total Billings from Affiliates	$307	$341	$1,325	$1,380

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	September 30, 2018	December 31, 2017
	Millions
Receivables from PSEG (C)	$55	$—
Payable to Power (A)	$97	$221
Payable to Services (B)	67	78
Payable to PSEG (C)	—	41
Accounts Payable—Affiliated Companies	$164	$340
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$67	$91

Power
The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2018	2017	2018	2017
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$229	$259	$1,079	$1,154
Billings from Affiliates:
Administrative Billings from Services (B)	$38	$39	$113	$117

	As of	As of
Related-Party Transactions	September 30, 2018	December 31, 2017
	Millions
Receivables from PSE&G (A)	$97	$221
Receivables from PSEG (C)	24	—
Accounts Receivable—Affiliated Companies	$121	$221
Payable to Services (B)	$21	$28
Payable to PSEG (C)	—	29
Accounts Payable—Affiliated Companies	$21	$57
Short-Term Loan to (from) Affiliate (E)	$119	$(281)
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$1	$52

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(E)	Power’s short-term loans with PSEG are for working capital and other short-term needs. Interest Income and Interest Expense relating to these short-term funding activities were immaterial.

Note 20. Guarantees of Debt
Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries, as of September 30, 2018 and December 31, 2017 and for the three months and nine months ended September 30, 2018 and 2017.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended September 30, 2018
Operating Revenues	$—	$849	$59	$(40)	$868
Operating Expenses	2	733	61	(40)	756
Operating Income (Loss)	(2)	116	(2)	—	112
Equity Earnings (Losses) of Subsidiaries	117	(7)	5	(110)	5
Net Gains (Losses) on Trust Investments	—	45	(1)	—	44
Other Income (Deductions)	40	45	—	(71)	14
Non-Operating Pension and OPEB Credits (Costs)	—	4	—	—	4
Interest Expense	(65)	(28)	(7)	71	(29)
Income Tax Benefit (Expense)	35	(64)	4	—	(25)
Net Income (Loss)	$125	$111	$(1)	$(110)	$125
Comprehensive Income (Loss)	$128	$107	$(1)	$(106)	$128
Nine Months Ended September 30, 2018
Operating Revenues	$—	$2,982	$161	$(105)	$3,038
Operating Expenses	5	2,493	162	(105)	2,555
Operating Income (Loss)	(5)	489	(1)	—	483
Equity Earnings (Losses) of Subsidiaries	406	(14)	12	(392)	12
Net Gains (Losses) on Trust Investments	—	31	(1)	—	30
Other Income (Deductions)	116	118	—	(196)	38
Non-Operating Pension and OPEB Credits (Costs)	—	10	1	—	11
Interest Expense	(161)	(64)	(18)	196	(47)
Income Tax Benefit (Expense)	44	(179)	8	—	(127)
Net Income (Loss)	$400	$391	$1	$(392)	$400
Comprehensive Income (Loss)	$400	$374	$1	$(375)	$400
Nine Months Ended September 30, 2018
Net Cash Provided By (Used In) Operating Activities	$(255)	$1,169	$(26)	$117	$1,005
Net Cash Provided By (Used In) Investing Activities	$(417)	$(1,132)	$(290)	$829	$(1,010)
Net Cash Provided By (Used In) Financing Activities	$672	$(32)	$320	$(946)	$14

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended September 30, 2017
Operating Revenues	$—	$829	$46	$(29)	$846
Operating Expenses	2	618	44	(29)	635
Operating Income (Loss)	(2)	211	2	—	211
Equity Earnings (Losses) of Subsidiaries	143	(3)	3	(140)	3
Net Gains (Losses) on Trust Investments	—	19	—	—	19
Other Income (Deductions)	24	26	(2)	(37)	11
Non-Operating Pension and OPEB Credits (Costs)	—	2	—	—	2
Interest Expense	(32)	(12)	(5)	37	(12)
Income Tax Benefit (Expense)	3	(103)	2	—	(98)
Net Income (Loss)	$136	$140	$—	$(140)	$136
Comprehensive Income (Loss)	$156	$154	$—	$(154)	$156
Nine Months Ended September 30, 2017
Operating Revenues	$—	$2,983	$145	$(95)	$3,033
Operating Expenses	4	3,268	139	(95)	3,316
Operating Income (Loss)	(4)	(285)	6	—	(283)
Equity Earnings (Losses) of Subsidiaries	(111)	(8)	11	119	11
Net Gains (Losses) on Trust Investments	3	59	—	—	62
Other Income (Deductions)	67	66	—	(99)	34
Non-Operating Pension and OPEB Credits (Costs)	—	6	—	—	6
Interest Expense	(96)	(30)	(14)	99	(41)
Income Tax Benefit (Expense)	10	68	2	—	80
Net Income (Loss)	$(131)	$(124)	$5	$119	$(131)
Comprehensive Income (Loss)	$(72)	$(80)	$5	$75	$(72)
Nine Months Ended September 30, 2017
Net Cash Provided By (Used In) Operating Activities	$(55)	$1,159	$142	$3	$1,249
Net Cash Provided By (Used In) Investing Activities	$738	$(289)	$(343)	$(990)	$(884)
Net Cash Provided By (Used In) Financing Activities	$(683)	$(869)	$211	$987	$(354)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of September 30, 2018
Current Assets	$4,497	$1,353	$302	$(4,776)	$1,376
Property, Plant and Equipment, net	55	5,074	3,740	—	8,869
Investment in Subsidiaries	5,086	1,124	—	(6,210)	—
Noncurrent Assets	245	2,302	106	(217)	2,436
Total Assets	$9,883	$9,853	$4,148	$(11,203)	$12,681
Current Liabilities	$616	$3,030	$1,999	$(4,776)	$869
Noncurrent Liabilities	466	2,129	633	(217)	3,011
Long-Term Debt	2,834	—	—	—	2,834
Member’s Equity	5,967	4,694	1,516	(6,210)	5,967
Total Liabilities and Member’s Equity	$9,883	$9,853	$4,148	$(11,203)	$12,681
As of December 31, 2017
Current Assets	$4,327	$1,500	$200	$(4,686)	$1,341
Property, Plant and Equipment, net	54	5,778	2,764	—	8,596
Investment in Subsidiaries	4,844	404	—	(5,248)	—
Noncurrent Assets	100	2,349	110	(78)	2,481
Total Assets	$9,325	$10,031	$3,074	$(10,012)	$12,418
Current Liabilities	$689	$3,586	$1,846	$(4,686)	$1,435
Noncurrent Liabilities	533	1,966	459	(78)	2,880
Long-Term Debt	2,136	—	—	—	2,136
Member’s Equity	5,967	4,479	769	(5,248)	5,967
Total Liabilities and Member’s Equity	$9,325	$10,031	$3,074	$(10,012)	$12,418

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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
PSE&G
At PSE&G, our focus is on investing capital in T&D infrastructure projects that enhance system reliability and resiliency, and clean energy projects to meet customer expectations and support public policy objectives. Over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G. Over the next five years, we expect to invest between $12 billion and $16 billion in our business which is expected to provide an annual rate base growth of 8%—10%. We have completed our Energy Strong Program I (ES I) and are forecasting completion of our Gas System Modernization Program I (GSMP I) early next year.
In May 2018, we received approval for the Gas System Modernization Program II (GSMP II), an expanded, five-year program to invest $1.9 billion over five years beginning in 2019 to replace approximately 875 miles of cast iron and unprotected steel mains in addition to other improvements to the gas system. Approximately $1.6 billion will be recovered through periodic rate roll-ins, with the remaining $300 million to be recovered through a future base rate case. As part of the settlement, PSE&G agreed to file a base rate case no later than five years from the commencement of the program, to maintain a base level of gas distribution capital expenditures of $155 million per year and to achieve certain leak reduction targets.
In June 2018, we filed for our Energy Strong Program II (ES II), a proposed five-year $2.5 billion program to harden, modernize and make our electric and gas distribution systems more resilient. The size and duration of ES II, as well as certain other elements of the program, are subject to BPU approval.

In October 2018, we filed our proposed Clean Energy Future (CEF) program with the BPU, a six-year estimated $3.6 billion investment program focused on achieving New Jersey’s energy efficiency targets, supporting electric vehicle infrastructure, deploying energy storage, and implementing an Energy Cloud program which will include installing 2.2 million advanced meter infrastructure (AMI) smart meters and associated infrastructure.
Also, in October 2018, the BPU issued an Order approving the settlement of our distribution base rate case with new rates effective November 1, 2018. The settlement resulted in a net reduction in overall annual revenues of approximately $13 million, comprised of a $212 million increase in base revenues, which includes the recovery of deferred storm costs, and the return of tax benefits largely due to tax reform of approximately $225 million. The Order provides for a distribution rate base of $9.5 billion, a 9.6% return on equity (ROE) for our distribution business and a 54% equity component of our capitalization structure. In addition to the $13 million annual revenue reduction, the Order provides for a one-time refund for taxes collected at the higher federal income tax rate for the January 1 to March 31, 2018 period. As a result, PSE&G will refund $28 million to customers in November and December 2018.
Power
At Power, we strive to improve performance and reduce costs in order to optimize cash flow generation from our fleet in light of low wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. Power continues to move its fleet towards improved efficiency and believes that its investment program enhances its competitive position with the addition of efficient, clean, reliable combined cycle gas turbine capacity. Our commitments for load, such as basic generation service (BGS) in New Jersey and other bilateral supply contracts, are backed by this generation or may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving our obligations. Power’s hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business. More than half of Power’s expected gross margin in 2018 relates to our hedging strategy, our expected revenues from the capacity market mechanisms and certain ancillary service payments such as reactive power.
Our investments in Keys Energy Center (Keys), Sewaren 7 and Bridgeport Harbor Station Unit 5 (BH5) reflect our recognition of the value of opportunistic growth in the Power business. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and are expected to enhance the environmental profile and overall efficiency of Power’s generation fleet.
Financial Results
The results for PSEG, PSE&G and Power for the three months and nine months ended September 30, 2018 and 2017 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Earnings (Losses)	2018	2017	2018	2017
	Millions
PSE&G	$278	$246	$828	$753
Power (A)	125	136	400	(131)
Other (B)	9	13	11	(4)
PSEG Net Income	$412	$395	$1,239	$618

PSEG Net Income Per Share (Diluted)	$0.81	$0.78	$2.44	$1.22

(A)
Includes after-tax expenses of $5 million and $568 million in the three months and nine months ended September 30, 2017, respectively, related to the early retirement of Power’s Hudson and Mercer coal/gas generation plants. See Item 1. Note 4. Early Plant Retirements for additional information.

(B)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded after-tax charges related to its investments in NRG REMA, LLC’s (REMA) leveraged leases of $14 million and $45 million in the nine months ended September 30, 2018 and 2017, respectively. See Item 1. Note 7. Financing Receivables for additional information.

Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$27	$10	$16	$32
Non-Trading MTM Gains (Losses) (C)	$(96)	$(27)	$(59)	$—

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

(B)	Net of tax (expense) benefit of $(16) million and $(12) million for the three months and $(12) million and $(37) million for the nine months ended September 30, 2018 and 2017, respectively.

(C)	Net of tax (expense) benefit of $37 million and $19 million for the three months and $23 million and $0 million for the nine months ended September 30, 2018 and 2017, respectively.
Our $17 million increase in Net Income for the three months ended September 30, 2018 was driven largely by

•	higher earnings due to continued investment in transmission and distribution clause programs,

•
the favorable impact at Power from the lower federal tax rate effective January 1, 2018 and remeasurement of uncertain tax positions and associated interest in connection with the nuclear carryback claim and 2011 and 2012 federal tax audit, and

•	higher volumes of electricity sold in the PJM region generated by our new Keys and Sewaren combined cycle facilities,

•	largely offset by higher MTM net losses in 2018, and

•	higher generation costs driven by increased volumes of gas purchased at higher average prices in the PJM region.
Our $621 million increase in Net Income for the nine months ended September 30, 2018 was driven largely by

•	accelerated depreciation in 2017 related to early retirement of our Hudson and Mercer coal/gas generation units,

•
the favorable impact at Power from the lower federal tax rate effective January 1, 2018 and remeasurement of uncertain tax positions and associated interest in connection with the nuclear carryback claim and 2011 and 2012 federal tax audit,

•	higher earnings due to continued investment in transmission and distribution clause programs,

•	higher volumes of electricity sold under wholesale load contracts in the PJM region, and

•	lower charges in 2018 related to leveraged lease investments (see Item 1. Note 7. Financing Receivables),

•	partially offset by MTM losses in 2018,

•	higher fuel generation costs,

•	and lower volumes of electricity sold at lower prices under our BGS contracts.
The greater emphasis on capital spending in recent years for projects on which we receive contemporaneous returns at PSE&G has yielded strong results, which when combined with the cash flow generated by Power, has allowed us to increase our dividend annually. These actions to meet customer needs, market conditions and investor expectations reflect our long-term approach to managing our company. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. For the first nine months of 2018, our

•	utility achieved continued strong reliability and customer satisfaction results, as well as comprehensive storm preparation and restoration efforts, and ongoing cost control,

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 42 terawatt hours while addressing fuel availability and price volatility, and

•	total nuclear fleet achieved a capacity factor of 92.9%.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first nine months of 2018 as we

•	maintained sufficient liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2018 to $1.80 per share.
We expect to be able to fund our planned capital requirements and manage the impacts of the Tax Act without the issuance of new equity. For additional information on the impacts of the Tax Act, see Item 1. Note 6. Rate Filings and Note 15. Income Taxes.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first nine months of 2018, we

•	made additional investments in T&D infrastructure projects,

•	continued to execute our GSMP I, Energy Efficiency and other existing BPU-approved utility programs,

•	received approval for our GSMP II program and filed our proposed ES II and CEF programs, and

•	commenced commercial operation of Sewaren 7 and Keys generation facilities and continued construction of our BH5 generation project, which is targeted for commercial operation in mid-2019.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect the company, see Part I, Item 1. Regulatory Issues in our 2017 Annual Report on Form 10-K and Item 5. Other Information in our Forms 10-Q for the periods ending March 31, 2018 and June 30, 2018 and this Form 10-Q.
Transmission Planning
There are several matters pending before FERC and the U. S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) that may impact the allocation of costs associated with transmission projects, including those being constructed by PSE&G. Regardless of how these proceedings are resolved, PSE&G’s ability to recover the costs of these projects will not be affected. However, the result of these proceedings could ultimately impact the amount of costs borne by customers in New Jersey. In addition, as a BGS supplier, Power provides services that include specified transmission costs. If the allocation of the costs associated with the transmission projects were to increase these BGS-related transmission costs, BGS suppliers would be entitled to recovery, subject to BPU approval. We do not believe that these matters will have a material effect on Power’s business or results of operations.

Several complaints have been filed and several remain pending at FERC against transmission owners around the country, challenging those transmission owners’ base ROE. Certain of those complaints have resulted in decisions and others have been settled, resulting in reductions of those transmission owners’ base ROEs. The results of these other proceedings could set precedents for other transmission owners with formula rates in place, including PSE&G.
In October 2018, FERC issued an order establishing a new framework for determining whether a company’s ROE is unjust and unreasonable. FERC proposes to rely on financial models to establish a composite zone of reasonableness that will be used to determine whether an ROE complaint should be dismissed. If FERC determines that an existing ROE is unjust and unreasonable, it intends to reset the ROE based on averaging the results of various financial models. We are still analyzing the potential impact of these methodologies and cannot predict the outcome of this proceeding. See Part II, Item 5. Other Information for additional information.
Wholesale Power Market Design
In June 2018, FERC issued an order finding that PJM’s current capacity market is unjust and unreasonable because it allows resources supported by out-of-market payments to suppress capacity prices. FERC established a proceeding to consider an alternative capacity market design. FERC’s potential action in this proceeding could cause nuclear units that receive zero emissions certificates (ZEC) payments to lose capacity market revenues if states do not take steps to address this potential loss of capacity revenues. In addition, depending on the outcome of this matter, our fossil generating stations could also be impacted. We cannot predict the outcome of this matter.
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
Distribution
The BPU has enacted Infrastructure Investment Program (IIP) regulations that allow utilities to construct, install, or remediate utility plant and facilities related to reliability, resiliency, and/or safety to support the provision of safe and adequate service. Under these regulations, utilities can seek authority to make specified infrastructure investments in programs extending for up to five years with accelerated cost recovery mechanisms. The BPU characterized the IIP regulations as a regulatory initiative intended to create a financial incentive for utilities to accelerate the level of investment needed to promote the timely rehabilitation and replacement of certain traditional utility infrastructure that enhances reliability, resiliency, and/or safety.
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
 In August 2018, the EPA released the proposed Affordable Clean Energy (ACE) rule as a replacement for the EPA’s Clean Power Plan. The proposed ACE rule gives states great flexibility to evaluate specific heat rate improvement technologies and practices to be applied at coal-fired electric generating units. States have three years from the date of finalization to submit a plan that establishes a standard of performance that reflects the degree of emission limitation through the application of heat rate improvement technologies and practices. We cannot estimate the impact of this action on our business or results of operations at this time.
We are also subject to liability under environmental laws for the costs of remediating environmental contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. In particular, the historic operations of PSEG companies and the operations of numerous other companies along the Passaic and Hackensack Rivers are alleged by Federal and State agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes. We are also currently involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, and the costs of any such remediation efforts could be material.
For further information regarding the matters described above, as well as other matters that may impact our financial condition and results of operations, see Item 1. Note 10. Commitments and Contingent Liabilities.

Early Plant Retirements
Fossil
On June 1, 2017, Power completed its previously announced retirement of the generation operations of the existing coal/gas units at the Hudson and Mercer generating stations. The decision to retire the Hudson and Mercer units had a material effect on PSEG’s and Power’s results of operations in 2016 and continued to adversely impact their results of operations in 2017. As of June 1, 2017, Power completed recognition of the incremental D&A Expense of $938 million ($964 million in total) due to the significant shortening of the expected economic useful lives of Hudson and Mercer. See Item 1. Note 4. Early Plant Retirements for additional information.
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
Nuclear
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced being at risk for early retirement. In September 2018, Exelon, a co-owner of the Salem units, shut down its Oyster Creek nuclear plant located in New Jersey one year earlier than previously planned for economic reasons. In addition, First Energy announced in March 2018 the early retirement of four nuclear units at the Davis-Besse, Perry Nuclear and Beaver Valley nuclear plants in Ohio and Pennsylvania by 2021. These closures and retirements are generally due to the decline in market prices of energy, resulting from low natural gas prices driven by the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities, both federal and state-level policies that provide financial incentives to construct renewable energy such as wind and solar and the failure to adequately compensate nuclear generating stations for the attributes they bring similar to renewable energy production. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a further shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet.
In May 2018, the governor of New Jersey signed legislation that would provide a safety net in order to prevent the loss of environmental attributes from selected nuclear generating stations referred to as the ZEC program. The legislation calls for the BPU to establish a collection process for a customer charge, determine eligibility and certification of need, and potentially select nuclear plants to receive ZECs starting in April 2019. The law mandates each New Jersey electric distribution company, including PSE&G, to purchase ZECs and recover its procurement of ZECs through a non-bypassable charge (ZEC charge) in the amount of $0.004 per kilowatt-hour.
In the ordinary course, management, and in the case of the Salem units the co-owner, each makes a number of decisions that impact the operation of our nuclear units beyond the current year, including whether and to what extent these units participate in Reliability Pricing Model capacity auctions, commitments relating to refueling outages and significant capital expenditures, and decisions regarding our hedging arrangements. When considering whether to make these future commitments, management’s decisions will primarily be influenced by the financial outlook of the units, including the progress, timing and continued outlook for selection of the units under the newly enacted legislation in the state of New Jersey. Power and Exelon have agreed to continue to assess and, when appropriate, approve the funding of individual capital projects to ensure compliance with regulatory requirements and the safe operation of the Salem generating station and that the funding of previously postponed projects may be restored as a result of the legislation enacted in New Jersey sufficiently values the attributes of nuclear generation and Salem benefits from such legislation.
Power believes it may be unable to cover its costs and would be inadequately compensated for its market and operational risks at the Salem and Hope Creek nuclear units, which would result in Power retiring these units early, if (i) energy market prices continue to be depressed, (ii) there are adverse impacts from potential changes to the capacity market construct being considered by FERC, or (iii) Salem and/or Hope Creek are not selected to participate in the ZEC program or the ZEC program does not adequately compensate our nuclear generating stations for their attributes. The costs associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs and additional funding of the NDT Fund would be material to both PSEG and Power. If any or all of the Salem and Hope Creek units were shut down, it would significantly alter New Jersey’s energy supply predominately by increasing New Jersey’s reliance on natural gas generation. Such a decrease in fuel diversity could also increase the market’s vulnerability to price fluctuations and power disruptions in times of high demand.
Leveraged Leases
In September 2018, certain subsidiaries of Energy Holdings (PSEG Entities) entered into a Restructuring Support Agreement (RSA) with REMA. Pursuant to the RSA, the PSEG Entities have agreed to support the implementation of restructuring and related transactions with respect to REMA’s indebtedness. Such restructuring transactions will be implemented by REMA on an in-court basis under Chapter 11 of the Bankruptcy Code. The RSA outlines a plan of reorganization under which, in addition to other terms, the ownership interest in the leases relating to the Keystone and Conemaugh investments will be transferred to holders of certain debtholders of REMA. Upon consummation of the restructuring transactions, the PSEG Entities will receive $31.5 million in cash in exchange for (a) the full satisfaction of all claims asserted against REMA and (b) approval of certain amendments to the Shawville lease. The Shawville lease amendments, among other things, will allow REMA to express tentative interest in a renewal on or after November 24, 2019, with similar changes to the other milestones in the lease renewal procedures. In addition, REMA has agreed to fund qualifying credit support up to $36 million. Energy Holdings will be required upon resolution of this matter to accelerate and pay approximately $40 million of state deferred tax liabilities and accelerate and pay and/or reduce $85 million of a forecasted federal tax loss to the Internal Revenue Service.
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
As a result of the enacted reduction in the statutory U.S. corporate income tax rate, as well as other aspects of the Tax Act, in December 2017 PSE&G recorded excess deferred taxes of approximately $2.1 billion and recorded an approximate $2.9 billion revenue impact of these excess deferred taxes as Regulatory Liabilities.
Beginning in 2018, PSEG, on a consolidated basis, is incurring lower income tax expense resulting in a decrease in its projected effective income tax rate. This has increased PSEG’s and Power’s net income. To the extent allowed under the Tax Act, Power’s operating cash flows will reflect the full expensing of capital investments for income tax purposes. PSEG and Power expect that the interest on their debt will continue to be fully tax deductible albeit at a lower tax rate. For PSE&G, the Tax Act has led to lower customer rates due to lower income tax expense recoveries and the BPU has approved our proposal to refund excess deferred income tax regulatory liabilities. The impact of the lower federal income tax rate on PSE&G was reflected in PSE&G’s distribution base rate case and its 2018 transmission formula rate filings. The Tax Act is generally expected to result in lower operating cash flows for PSE&G resulting from the elimination of bonus depreciation, partially offset by higher revenues due to the higher rate base.
In August 2018, the Internal Revenue Service issued a Notice of Proposed Rulemaking (Notice) regarding the application of tax depreciation rules as amended by the Tax Act. While the Notice provides some guidance as to the application of the changes made by the Tax Act to the bonus depreciation rules, certain aspects still remain unclear. Until clarity is provided, the amounts recorded for bonus depreciation for 2017 and 2018 remain provisional and are based on a reasonable interpretation of the Notice.
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
In July 2018, the State of New Jersey made significant changes to its income tax laws, including imposing a temporary surtax on allocated corporate taxable income of 2.5% effective January 1, 2018 and 2019 and 1.5% in 2020 and 2021, as well as requiring corporate taxpayers to file in a combined reporting group as defined under New Jersey law starting in 2019. Both provisions include an exemption for public utilities. We believe PSE&G meets the definition of a public utility and, therefore, will not be impacted by the temporary surtax or be included in the combined reporting group. We expect these new provisions to unfavorably affect our non-utility business. In accordance with GAAP accounting for income taxes, deferred taxes are required to be measured at the enacted tax rate expected to apply to taxable income in the periods in which the deferred taxes are expected to settle. The newly enacted New Jersey tax legislation did not have a material impact on PSEG’s deferred income tax balance.
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance in an environment with low gas prices, to capitalize on or otherwise address appropriately regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we must continue to:

•	focus on controlling costs while maintaining safety and reliability and complying with applicable standards and requirements,

•	successfully manage our energy obligations and re-contract our open supply positions in response to changes in prices and demand,

•
obtain approval of and execute our utility capital investment program, including ES II, GSMP II, our CEF program and other investments for growth that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,

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
In addition to the risks describe elsewhere in this Form 10-Q and our Form 10-K for the year ended December 31, 2017, for 2018 and beyond, the key issues and challenges we expect our business to confront include:

•
regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,

•	applying to the BPU to select our New Jersey nuclear generation units to receive payments under the ZEC program,

•	the continuing impacts of the Tax Act and changes in state tax laws, and

•	the impact of reductions in demand and lower natural gas and electricity prices and increasing environmental compliance costs.
We continually assess a broad range of strategic options to maximize long-term stockholder value. In assessing our options, we consider a wide variety of factors, including the performance and prospects of our businesses; the views of investors, regulators, customers and rating agencies; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•	the acquisition, construction or disposition of T&D facilities, clean energy investments and/or generation projects, in each case including offshore wind opportunities,

•	the disposition or reorganization of our merchant generation business or other existing businesses or the acquisition or development of new businesses,

•	the expansion of our geographic footprint, and

•
investments in capital improvements and additions, including the installation of environmental upgrades and retrofits, improvements to system resiliency, modernizing existing infrastructure and participation in transmission projects through FERC’s “open window” solicitation process.

Power has stopped taking new customers in its retail energy business. Power will continue to meet all of its obligations to our existing customers through the end of their current contracts.

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

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,394	$2,254	$140	6	$7,228	$6,987	$241	3
Energy Costs	804	616	188	31	2,356	2,072	284	14
Operation and Maintenance	742	693	49	7	2,221	2,128	93	4
Depreciation and Amortization	294	252	42	17	854	1,721	(867)	(50)
Income from Equity Method Investments	5	3	2	67	12	11	1	9
Net Gains (Losses) on Trust Investments	45	18	27	N/A	31	71	(40)	(56)
Other Income (Deductions)	33	33	—	—	99	98	1	1
Non-Operating Pension and OPEB Credits (Costs)	19	—	19	N/A	57	1	56	N/A
Interest Expense	127	100	27	27	341	289	52	18
Income Tax Expense	117	252	(135)	(54)	416	340	76	22

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,595	$1,530	$65	4	$4,826	$4,749	$77	2
Energy Costs	593	543	50	9	1,863	1,793	70	4
Operation and Maintenance	389	357	32	9	1,133	1,086	47	4
Depreciation and Amortization	192	169	23	14	569	506	63	12
Net Gains (Losses) on Trust Investments	—	—	—	N/A	—	2	(2)	N/A
Other Income (Deductions)	21	22	(1)	(5)	61	65	(4)	(6)
Non-Operating Pension and OPEB Credits (Costs)	14	(2)	16	N/A	44	(5)	49	N/A
Interest Expense	83	79	4	5	246	223	23	10
Income Tax Expense	95	156	(61)	(39)	292	450	(158)	(35)

Three Months Ended September 30, 2018 as Compared to 2017
Operating Revenues increased $65 million due to changes in delivery, commodity, clause and other operating revenues.

Delivery Revenues increased $8 million due primarily to

•
Transmission, electric distribution and gas distribution revenue requirements were $78 million lower as a result of rate reductions due to the Tax Act which reduced the corporate income tax rate. This decrease is offset in Income Tax Expense.

•
Gas distribution revenues decreased $1 million due primarily to a $2 million decrease from lower sales volumes and a $1 million decrease from ES I investments, partially offset by a $2 million increase from the inclusion of the GSMP I in base rates.

•
Electric distribution revenues increased $45 million due to $33 million in higher sales volumes, a $10 million increase from higher ES I investments in base rates and higher Green Program Recovery Charges (GPRC) of $2 million.

•	Transmission revenues were $42 million higher due to revenue requirements calculated through our transmission formula rate, primarily to recover increased investments.
Commodity Revenues increased $50 million as a result of higher Electric and Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and basic gas supply service (BGSS) to retail customers.

•	Electric commodity revenues increased $47 million due to $79 million in higher BGS sales volumes, partially offset by $32 million from lower BGS prices.

•	Gas commodity revenues increased $3 million due primarily to higher BGSS sales prices of $4 million, partially offset by lower BGSS sales volumes of $1 million.
Clause Revenues increased $5 million due primarily to higher collections of Societal Benefit Charges (SBC) of $6 million and a $5 million increase in Margin Adjustment Clause (MAC) revenues, partially offset by a $7 million decrease in collections of GPRC. The changes in the SBC, MAC and GPRC amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expense. PSE&G does not earn margin on SBC, MAC or GPRC collections.
Operating Expenses
Energy Costs increased. This is entirely offset by the change in Commodity Revenues.
Operation and Maintenance increased $32 million due primarily to increases of $7 million in clause and renewable related net expenditures, $7 million in distribution maintenance, $6 million in transmission maintenance, $5 million in injuries and damages and $4 million in appliance service costs.
Depreciation and Amortization increased $23 million due primarily to an increase in depreciation due to additional plant placed into service.
Non-Operating Pension and OPEB Credits (Costs) reflected an increase of $16 million in credits due to the adoption of new accounting guidance effective January 1, 2018 which no longer allows capitalization of any portion of these benefit costs. See Item 1. Note 2. Recent Accounting Standards.
Interest Expense increased $4 million due primarily to $6 million related to net debt issuances in May and September 2018 and December 2017, partially offset by a reduction of $1 million related to clauses.
Income Tax Expense decreased $61 million due primarily to the decrease in the federal statutory income tax rate from 35% in 2017 to 21% in 2018.
Nine Months Ended September 30, 2018 as Compared to 2017
Operating Revenues increased $77 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $9 million due primarily to

•
Transmission, electric distribution and gas distribution revenue requirements were $207 million lower as a result of rate reductions due to the Tax Act which reduced the corporate income tax rate. This decrease is offset in Income Tax Expense.

•	Transmission revenues were $122 million higher due to higher revenue requirements calculated through our transmission formula rate, primarily to recover increased investments.

•	Electric distribution revenues increased $52 million due to $36 million in higher sales volumes and a $16 million increase from the inclusion of increased ES I investments in base rates.

•
Gas distribution revenues increased $42 million due primarily to a $44 million increase due to higher sales volumes, a $24 million increase from the inclusion of the GSMP I in base rates and a $3 million increase in GPRC collections. These increases were partially offset by a $29 million decrease in WNC collections.

Commodity Revenues increased $70 million as a result of higher Electric revenues partially offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric commodity revenues increased $77 million due primarily to $127 million in higher BGS sales volumes and a $3 million increase from sales of solar renewable energy credits, partially offset by $53 million in lower BGS prices.

•	Gas commodity revenues decreased $7 million due to lower BGSS prices of $47 million, partially offset by higher BGSS sales volumes of $40 million.
Clause Revenues decreased $7 million due to a $6 million decrease in MAC revenues and a $6 million decrease in GPRC. These decreases were partially offset by higher SBC collections of $4 million and a $1 million increase in collections of Solar Pilot Recovery Charges (SPRC). The changes in the MAC, GPRC, SBC and SPRC amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expense. PSE&G does not earn margin on MAC, GPRC, SBC or SPRC collections.
Other Operating Revenues increased $5 million due primarily to an increase in appliance service revenues.
Operating Expenses
Energy Costs increased $70 million. This is entirely offset by the change in Commodity Revenues.
Operation and Maintenance increased $47 million, due primarily to increases of $13 million in transmission maintenance, $12 million in appliance service costs, $9 million in storm costs, $9 million in distribution maintenance and $7 million in the gas distribution tariff. These increases were partially offset by a net $4 million decrease in clause and renewable related expenditures.
Depreciation and Amortization increased $63 million due primarily to a $61 million increase in depreciation related to additional plant placed into service and an increase of $5 million in amortization of Regulatory Assets, partially offset by a $4 million increase in capitalized depreciation.
Non-Operating Pension and OPEB Credits (Costs) reflected an increase of $49 million in credits due to the adoption of new accounting guidance effective January 1, 2018 which no longer allows capitalization of any portion of these benefit costs. See Item 1. Note 2. Recent Accounting Standards.
Interest Expense increased $23 million due primarily to an increase of $17 million related to net debt issuances in May and September 2018 and December 2017 and a $6 million increase related to clauses.
Income Tax Expense decreased $158 million due primarily to the decrease in the federal statutory income tax rate from 35% in 2017 to 21% in 2018, partially offset by uncertain tax positions, plant-related and flow-through items.

Power

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$868	$846	$22	3	$3,038	$3,033	$5	—
Energy Costs	431	330	101	31	1,550	1,408	142	10
Operation and Maintenance	231	229	2	1	745	717	28	4
Depreciation and Amortization	94	76	18	24	260	1,191	(931)	(78)
Income from Equity Method Investments	5	3	2	67	12	11	1	9
Net Gains (Losses) on Trust Investments	44	19	25	N/A	30	62	(32)	(52)
Other Income (Deductions)	14	11	3	27	38	34	4	12
Non-Operating Pension and OPEB Credits (Costs)	4	2	2	100	11	6	5	83
Interest Expense	29	12	17	N/A	47	41	6	15
Income Tax Expense (Benefit)	25	98	(73)	(74)	127	(80)	207	N/A

Three Months Ended September 30, 2018 as Compared to 2017
Operating Revenues increased $22 million due primarily to changes in generation and gas supply revenues.
Gas Supply Revenues increased $24 million due primarily to an increase in sales to third parties due primarily to higher average sale prices coupled with an increase in sales volumes.
Generation Revenues decreased $1 million due primarily to

•
a decrease of $84 million due to higher net MTM losses in 2018 as compared to 2017. Of this amount, $136 million was due to changes in forward power prices, partially offset by $52 million due to lower losses on positions reclassified to realized upon settlement this year as compared to last year, and

•	a net decrease of $14 million in electricity sold under our BGS contracts due primarily to lower prices,

•
partially offset by a net increase of $48 million in energy sales due primarily to higher net volumes sold, which includes the commencement of commercial operations of Keys and Sewaren 7, partially offset by lower average realized prices in the PJM region,

•	an increase of $41 million due to higher volumes of electricity sold under wholesale load contracts primarily in the PJM region, and

•	a net increase of $8 million in capacity revenues due primarily to increases in cleared capacity and auction prices in the PJM region.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $101 million due to
Generation costs increased $75 million due primarily to higher fuel costs reflecting utilization of higher volumes of gas and higher natural gas prices in the PJM region. Higher gas volumes were primarily driven by the commencement of commercial operations of Keys and Sewaren 7.
Gas costs increased $26 million due mainly to an increase in sales to third parties due primarily to higher average gas costs coupled with an increase in volumes sold.
Depreciation and Amortization increased $18 million due primarily to

•	an $11 million increase due to Keys and Sewaren 7 fossil stations placed into service, and

•	a $6 million increase due primarily to a higher nuclear asset base from increased capitalized asset retirement costs.
Net Gains (Losses) on Trust Investments increased $25 million due primarily to the inclusion in 2018 of $34 million of net unrealized gains on equity investments in the NDT Fund in accordance with new accounting guidance and a $5 million decrease in other-than-temporary impairments of equity securities in the NDT Fund, offset by a $14 million decrease in net realized gains on NDT Fund investments.
Interest Expense increased $17 million due primarily to $11 million in lower interest capitalized from Keys and Sewaren 7 fossil stations being placed into service, partially offset by higher interest capitalized for the construction of BH5 and a $7 million increase due to a June 2018 debt issuance.
Income Tax Expense (Benefit) decreased $73 million due primarily to lower pre-tax income resulting in $34 million of the decrease, the remeasurement of the reserve for uncertain tax positions in connection with the nuclear carryback claim and 2011 and 2012 federal tax audit of $28 million and the decrease in the federal statutory income tax rate from 35% in 2017 to 21% in 2018 of $19 million, partially offset by the New Jersey surtax of $7 million.
Nine Months Ended September 30, 2018 as Compared to 2017
Operating Revenues increased $5 million due primarily to changes in generation and gas supply revenues.
Gas Supply Revenues increased $54 million due primarily to

•	an increase of $40 million related to sales to third parties due primarily to an increase in sales volumes, and

•
a net increase of $31 million in sales under the BGSS contract, of which $43 million was due to an increase in sales volumes due to colder average temperatures during the 2018 heating season, partially offset by $12 million due to lower average sales prices,

•	partially offset by a decrease of $17 million due to net MTM losses in 2018 compared to net gains in 2017.
Generation Revenues decreased $48 million due primarily to

•
a decrease of $73 million due to higher net MTM losses in 2018 as compared to 2017. Of this amount, there was a $214 million decrease due to changes in forward prices, partially offset by $141 million in gains on positions reclassified to realized upon settlement this year as compared to last year,

•	a decrease of $43 million in electricity sold under our BGS contracts due primarily to lower prices, and

•
a net decrease of $39 million in energy sales due primarily to lower average realized prices in the PJM region partially offset by higher net volumes in PJM, which includes the commencement of commercial operations of Keys and Sewaren 7, and higher average prices in the New England (NE) and New York (NY) regions,

•
partially offset by a net increase of $77 million due primarily to higher volumes of electricity sold under wholesale load contracts in the PJM region, partially offset by lower volumes of electricity sold under wholesale load contracts in the NE region,

•	a net increase of $16 million in capacity revenues due primarily to increases in cleared capacity and auction prices in the PJM and NE regions, and

•	a net increase of $7 million due to higher sales related to new solar projects.

Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $142 million due to
Generation costs increased $72 million due primarily to

•
higher fuel costs of $109 million reflecting utilization of higher volumes of gas and oil in the PJM region, due primarily to the commencement of commercial operations of Keys and Sewaren 7, coupled with higher prices of natural gas in the PJM and NY regions and higher coal costs in the PJM and NE regions,

•	partially offset by a net decrease of $24 million due primarily to a decrease in the volume of energy purchased in the NE region to serve load obligations, and

•	a decrease of $10 million due to MTM gains in 2018 as compared to losses in 2017 due to changes in forward prices.

Gas costs increased $70 million due mainly to

•
a net increase of $38 million related to sales under the BGSS contract due primarily to increased volumes sold due to colder average temperatures during the 2018 heating season, partially offset by lower average gas costs, and

•	a net increase of $32 million related to sales to third parties due primarily to an increase in the volume of gas purchased, partially offset by lower average gas costs.
Operation and Maintenance increased $28 million due primarily to a net increase related to our nuclear plants, due primarily to planned outage costs at our 100%-owned Hope Creek nuclear plant in 2018 as compared to planned outage costs incurred in 2017 for our 57%-owned Salem Unit 2.
Depreciation and Amortization decreased $931 million due primarily to

•	$964 million of higher depreciation in 2017 for Hudson and Mercer due to the early retirement of those units,

•	partially offset by a $15 million increase in 2018 due primarily to a higher nuclear asset base from increased capitalized asset retirement costs, and

•	a $14 million increase due to Keys and Sewaren 7 fossil stations placed into service.
Net Gains (Losses) on Trust Investments decreased $32 million due primarily to a $22 million decrease in net realized gains on NDT Fund investments and the inclusion in 2018 of $16 million of net unrealized losses on equity investments in the NDT Fund in accordance with new accounting guidance, partially offset by a $9 million decrease in other-than-temporary impairments of equity securities in the NDT Fund.
Interest Expense increased $6 million due primarily to a $9 million increase due to a June 2018 debt issuance, partially offset by a decrease of $2 million in capitalized interest.
Income Tax Expense (Benefit) increased $207 million due primarily to pre-tax income in 2018 as compared to a pre-tax loss in 2017. This increase in income tax expense was diminished by the decrease in the federal statutory income tax rate from 35% in 2017 to 21% in 2018 and the remeasurement of the reserve for uncertain tax positions in connection with the nuclear carryback claim and the 2011 and 2012 federal tax audit.

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
For the nine months ended September 30, 2018, our operating cash flow decreased $241 million as compared to the same period in 2017. The net change was due primarily to the net change from Power as discussed below.
PSE&G
PSE&G’s operating cash flow increased $5 million from $1,392 million to $1,397 million for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to an increase of $86 million due to a change in regulatory deferrals, higher earnings, and an increase of $48 million due primarily to a reduction in unbilled revenues resulting from lower prices and volumes in 2018, offset by a tax refund in 2017.
Power
Power’s operating cash flow decreased $244 million from $1,249 million to $1,005 million for the nine months ended September 30, 2018, as compared to the same period in 2017, due to an increase in margin deposit requirements of $141 million, and higher generation costs, offset by lower tax payments in 2018 compared to 2017, a $23 million increase from net collections of counterparty receivables, and a decrease of $10 million in payments to counterparties.
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
Our total credit facilities and available liquidity as of September 30, 2018 were as follows:

Company/Facility	As of September 30, 2018
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$393	$1,107
PSE&G	600	56	544
Power	2,200	213	1,987
Total	$4,300	$662	$3,638

As of September 30, 2018, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of Power’s credit rating certain of Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if Power were to lose its investment grade credit rating was approximately $888 million and $848 million as of September 30, 2018 and December 31, 2017, respectively.
For additional information, see Item 1. Note 11. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months, PSEG has a $700 million floating rate term loan maturing in June 2019, PSE&G has $250 million of 1.80% Medium-Term Notes maturing in June 2019 and $250 million of 2.00% Medium-Term Notes maturing in August 2019 and Power has $250 million of 2.45% Senior Notes maturing in November 2018.
For additional information see Item 1. Note 11. Debt and Credit Facilities.
Common Stock Dividends
On July 17, 2018, our Board of Directors approved a $0.45 dividend per share of common stock for the third quarter of 2018. These declarations reflect an indicative annual dividend rate of $1.80 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note17. Earnings Per Share (EPS) and Dividends.
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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our 2017 Form 10-K other than the inclusion of GSMP II, which was approved in May 2018. See Executive Overview of 2018 and Future Outlook for additional information.
PSE&G
During the nine months ended September 30, 2018, PSE&G made capital expenditures of $2,228 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $121 million, which are included in operating cash flows.
Power
During the nine months ended September 30, 2018, Power made capital expenditures of $679 million, excluding $121 million for nuclear fuel, primarily related to our Keys, Sewaren 7, BH5 and other generation projects.

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
From July through September 2018, MTM VaR was relatively stable between a low of $6 million and a high of $11 million at the 95% confidence level. The range of VaR was narrower for the three months ended September 30, 2018 as compared with the year ended December 31, 2017.

	MTM VaR
	Three Months Ended September 30, 2018	Year Ended December 31, 2017
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$10	$39
Average for the Period	$7	$10
High	$11	$39
Low	$6	$5
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$16	$60
Average for the Period	$11	$15
High	$17	$60
Low	$9	$8

See Item 1. Note 12. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
PSEG, PSE&G and Power
There have been no changes in internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our 2017 Annual Report on Form 10-K, which describes various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. There have been no material changes to the risk factors set forth in the above-referenced filings as of September 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2017, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest or be exercised in 2018 and under PSEG’s Employee Stock Purchase Plan for expected employee purchases in 2018. There were no common share repurchases in the open market during the third quarter of 2018.

ITEM 5. OTHER INFORMATION
Certain information reported in the 2017 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2017 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. References are to the related pages on the Form 10-K and 10-Q as printed and distributed.

Federal Regulation
Capacity Market Issues—PJM
December 31, 2017 Form 10-K page 16, March 31, 2018 Form 10-Q on page 80 and June 30, 2018 Form 10-Q on page 88. In June 2018, FERC issued an order finding that PJM’s current capacity market is unjust and unreasonable and established a new proceeding to address an alternative approach in which PJM would: (1) modify PJM’s Minimum Offer Price Rule so that it would apply to new and existing resources that receive out-of-market payments, regardless of resource type; and (2) establish an option that would allow, on a resource-specific basis, resources receiving out-of-market support to be removed from the PJM capacity market, along with a commensurate amount of load, for some period of time. In response, PJM proposed a two-settlement auction mechanism in which the first stage would set the resource commitment and the second stage would establish the clearing price. During the second stage, the resources receiving out-of-market support would be removed from the auction before the price is established. We generally support PJM’s proposal, but have some concerns about aspects of it that could reduce payments to nuclear units that receive out-of-market support payments. FERC’s potential action in this proceeding could cause nuclear units that receive ZEC payments to lose capacity market revenues if states do not take steps to address the potential loss of capacity revenues. In addition, depending on the outcome of this matter, our fossil generating stations could be impacted. We cannot predict the outcome of this matter.
Transmission Regulation-Transmission Policy Developments
March 31, 2018 Form 10-Q on page 80. In February 2018, FERC issued an order finding that the transmission planning procedures used by the PJM transmission owners, a group that includes PSE&G, for supplemental projects do not adhere to the coordination and transparency principles of FERC’s Order No. 890. FERC determined that certain terms and conditions in the PJM governing documents are unjust and unreasonable. FERC directed PJM and the PJM transmission owners to submit certain revisions to the manner in which the stakeholder process for supplemental projects is conducted. PSE&G participated in the PJM transmission owners’ compliance filing, which was approved by FERC.
Transmission Regulation—Return on Equity (ROE)
In October 2018, FERC issued an order establishing a new framework for determining whether a company’s ROE is unjust and unreasonable. The order was issued in a proceeding that was remanded to FERC from D.C. Circuit concerning the establishment of the New England Transmission Owners’ ROE. FERC’s order proposes a new method for evaluating whether an existing ROE remains just and reasonable. Under FERC’s approach, FERC will determine a composite zone of reasonableness based on the results of three financial models, and if the targeted utility’s existing ROE falls within the range of just and reasonable ROEs for its risk profile, FERC will dismiss the complaint. However, if FERC determines that an existing ROE is unjust and unreasonable, it proposes to rely on four financial models: a discounted cash flow, a risk premium analysis, a capital-asset pricing model analysis and an expected earnings analysis. We are still analyzing the potential impact of these methodologies and cannot predict the outcome of this proceeding.
Environmental Matters
Climate Change—C02 Regulation under the Clean Air Act
December 31, 2017 Form 10-K on page 22. In August 2018, the EPA released the proposed Affordable Clean Energy (ACE) rule as a replacement for the EPA’s Clean Power Plan (CPP). In 2017, The EPA Administrator signed a proposed repeal of the CPP which had established state-specific greenhouse gas emissions targets on the basis that the CPP exceeded the EPA’s statutory authority by considering measures that were beyond the control of the owners of existing fossil fuel-fired electric generating units. The proposed ACE rule gives states great flexibility to evaluate specific heat rate improvement technologies and practices to be applied at coal-fired electric generating units. States have three years from the date of finalization to submit a plan that establishes a standard of performance that reflects the degree of emission limitation through the application of heat rate improvement technologies and practices. We cannot estimate the impact of this action on our business or results of operations.

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
Date: October 30, 2018

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
Date: October 30, 2018

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
Date: October 30, 2018