Form 10-Q
period 2019-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2019-05-02
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2019
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
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes ☒ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

(Cover continued on next page)

(Cover continued from previous page)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Public Service Enterprise Group Incorporated	Common Stock without par value	PEG	New York Stock Exchange
First and Refunding Mortgage Bonds
Public Service Electric and Gas Company	9 1/4% Series CC, due 2021	PEG21	New York Stock Exchange
	8%, due 2037	PEG37D	New York Stock Exchange
	5%, due 2037	PEG37J	New York Stock Exchange

PSEG Power LLC	8 5/8% Senior Notes, due 2031	PEG31	New York Stock Exchange
As of April 16, 2019, Public Service Enterprise Group Incorporated had outstanding 505,430,473 shares of its sole class of Common Stock, without par value.
As of April 16, 2019, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
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

•
the impact on our New Jersey nuclear plants if such plants are not selected to participate in future Zero Emission Certificate (ZEC) programs or if adverse changes are made to the capacity market construct;

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

ii

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
OPERATING REVENUES	$2,980	$2,818
OPERATING EXPENSES
Energy Costs	1,124	952
Operation and Maintenance	756	754
Depreciation and Amortization	314	280
Total Operating Expenses	2,194	1,986
OPERATING INCOME	786	832
Income from Equity Method Investments	2	2
Net Gains (Losses) on Trust Investments	128	(22)
Other Income (Deductions)	33	32
Non-Operating Pension and OPEB Credits (Costs)	33	19
Interest Expense	(133)	(103)
INCOME BEFORE INCOME TAXES	849	760
Income Tax Benefit (Expense)	(149)	(202)
NET INCOME	$700	$558
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	504
DILUTED	507	507
NET INCOME PER SHARE:
BASIC	$1.39	$1.11
DILUTED	$1.38	$1.10

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
NET INCOME	$700	$558
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(13) and $9 for 2019 and 2018, respectively	21	(14)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $1 and $0 for 2019 and 2018, respectively	(4)	—
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(4) and $(3) for 2019 and 2018, respectively	—	8
Other Comprehensive Income (Loss), net of tax	17	(6)
COMPREHENSIVE INCOME	$717	$552

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$65	$177
Accounts Receivable, net of allowances of $72 in 2019 and $63 in 2018	1,454	1,435
Tax Receivable	149	242
Unbilled Revenues	188	240
Fuel	134	331
Materials and Supplies, net	584	571
Prepayments	112	94
Derivative Contracts	20	11
Regulatory Assets	294	389
Other	27	17
Total Current Assets	3,027	3,507
PROPERTY, PLANT AND EQUIPMENT	44,854	44,201
Less: Accumulated Depreciation and Amortization	(10,067)	(9,838)
Net Property, Plant and Equipment	34,787	34,363
NONCURRENT ASSETS
Regulatory Assets	3,423	3,399
Operating Lease Right-of-Use Assets	253	—
Long-Term Investments	906	896
Nuclear Decommissioning Trust (NDT) Fund	2,049	1,878
Long-Term Receivable of Variable Interest Entity (VIE)	631	624
Rabbi Trust Fund	233	224
Goodwill	16	16
Other Intangibles	156	143
Derivative Contracts	4	1
Other	271	275
Total Noncurrent Assets	7,942	7,456
TOTAL ASSETS	$45,756	$45,326

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2019	December 31, 2018
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$900	$1,294
Commercial Paper and Loans	1,151	1,016
Accounts Payable	1,135	1,451
Derivative Contracts	13	11
Accrued Interest	158	110
Accrued Taxes	73	26
Clean Energy Program	85	143
Obligation to Return Cash Collateral	129	136
Regulatory Liabilities	320	311
Other	509	437
Total Current Liabilities	4,473	4,935
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,929	5,713
Regulatory Liabilities	3,148	3,221
Operating Leases	250	—
Asset Retirement Obligations	1,067	1,063
OPEB Costs	698	704
OPEB Costs of Servco	509	501
Accrued Pension Costs	778	791
Accrued Pension Costs of Servco	108	109
Environmental Costs	364	327
Derivative Contracts	7	4
Long-Term Accrued Taxes	189	181
Other	206	232
Total Noncurrent Liabilities	13,253	12,846
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	13,216	13,168
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2019 and 2018—534 shares	4,969	4,980
Treasury Stock, at cost, 2019 and 2018—30 shares	(839)	(808)
Retained Earnings	11,125	10,582
Accumulated Other Comprehensive Loss	(441)	(377)
Total Stockholders’ Equity	14,814	14,377
Total Capitalization	28,030	27,545
TOTAL LIABILITIES AND CAPITALIZATION	$45,756	$45,326

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$700	$558
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	314	280
Amortization of Nuclear Fuel	47	50
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	24	24
Provision for Deferred Income Taxes (Other than Leases) and ITC	102	76
Non-Cash Employee Benefit Plan (Credits) Costs	(3)	17
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(1)	4
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(109)	(119)
Net Change in Regulatory Assets and Liabilities	69	(6)
Cost of Removal	(30)	(38)
Net (Gains) Losses and (Income) Expense from NDT Fund	(137)	12
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	77	6
Accrued Taxes	26	125
Margin Deposit	190	25
Other Current Assets and Liabilities	(67)	160
Employee Benefit Plan Funding and Related Payments	(14)	(36)
Other	30	2
Net Cash Provided By (Used In) Operating Activities	1,218	1,140
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(795)	(1,053)
Purchase of Emissions Allowances and RECs	(21)	(17)
Proceeds from Sales of Trust Investments	497	397
Purchases of Trust Investments	(507)	(407)
Other	10	7
Net Cash Provided By (Used In) Investing Activities	(816)	(1,073)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	135	52
Redemption of Long-Term Debt	(350)	—
Cash Dividends Paid on Common Stock	(238)	(227)
Other	(52)	(73)
Net Cash Provided By (Used In) Financing Activities	(505)	(248)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(103)	(181)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	199	315
Cash, Cash Equivalents and Restricted Cash at End of Period	$96	$134
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(76)	$(4)
Interest Paid, Net of Amounts Capitalized	$91	$73
Accrued Property, Plant and Equipment Expenditures	$456	$544

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of January 1, 2019	534	$4,980	(30)	$(808)	$10,582	$(377)	$14,377
Net Income	—	—	—	—	700	—	700
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	—	—	81	(81)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(16)	—	—	—	—	—	17	17
Comprehensive Income							717
Cash Dividends at $0.47 per share on Common Stock	—	—	—	—	(238)	—	(238)
Other	—	(11)	—	(31)	—	—	(42)
Balance as of March 31, 2019	534	$4,969	(30)	$(839)	$11,125	$(441)	$14,814

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of January 1, 2018	534	$4,961	(29)	$(763)	$9,878	$(229)	$13,847
Net Income	—	—	—	—	558	—	558
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments	—	—	—	—	176	(176)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $6	—	—	—	—	—	(6)	(6)
Comprehensive Income							552
Cash Dividends at $0.45 per share on Common Stock	—	—	—	—	(227)	—	(227)
Other	—	(15)	(1)	(53)	—	—	(68)
Balance as of March 31, 2018	534	$4,946	(30)	$(816)	$10,385	$(411)	$14,104

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
OPERATING REVENUES	$2,032	$1,845
OPERATING EXPENSES
Energy Costs	947	782
Operation and Maintenance	408	391
Depreciation and Amortization	212	190
Total Operating Expenses	1,567	1,363
OPERATING INCOME	465	482
Net Gains (Losses) on Trust Investments	1	—
Other Income (Deductions)	19	20
Non-Operating Pension and OPEB Credits (Costs)	30	15
Interest Expense	(87)	(81)
INCOME BEFORE INCOME TAXES	428	436
Income Tax Benefit (Expense)	(25)	(117)
NET INCOME	$403	$319

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
NET INCOME	$403	$319
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for 2019 and 2018	1	(1)
COMPREHENSIVE INCOME	$404	$318

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$15	$39
Accounts Receivable, net of allowances of $72 in 2019 and $63 in 2018	1,047	879
Tax Receivable	—	20
Accounts Receivable—Affiliated Companies	—	123
Unbilled Revenues	188	240
Materials and Supplies, net	201	196
Prepayments	23	10
Regulatory Assets	294	389
Other	19	11
Total Current Assets	1,787	1,907
PROPERTY, PLANT AND EQUIPMENT	32,114	31,633
Less: Accumulated Depreciation and Amortization	(6,360)	(6,277)
Net Property, Plant and Equipment	25,754	25,356
NONCURRENT ASSETS
Regulatory Assets	3,423	3,399
Operating Lease Right-of-Use Assets	89	—
Long-Term Investments	275	270
Rabbi Trust Fund	46	45
Other	126	132
Total Noncurrent Assets	3,959	3,846
TOTAL ASSETS	$31,500	$31,109

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2019	December 31, 2018
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$500	$500
Commercial Paper and Loans	364	272
Accounts Payable	528	713
Accounts Payable—Affiliated Companies	274	321
Accrued Interest	96	84
Clean Energy Program	85	143
Obligation to Return Cash Collateral	129	136
Regulatory Liabilities	320	311
Other	402	345
Total Current Liabilities	2,698	2,825
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	3,913	3,830
Regulatory Liabilities	3,148	3,221
Operating Leases	79	—
Asset Retirement Obligations	302	302
OPEB Costs	479	486
Accrued Pension Costs	391	400
Environmental Costs	304	268
Long-Term Accrued Taxes	69	69
Other	127	124
Total Noncurrent Liabilities	8,812	8,700
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	8,686	8,684
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2019 and 2018—132 shares	892	892
Contributed Capital	1,095	1,095
Basis Adjustment	986	986
Retained Earnings	8,331	7,928
Accumulated Other Comprehensive Income (Loss)	—	(1)
Total Stockholder’s Equity	11,304	10,900
Total Capitalization	19,990	19,584
TOTAL LIABILITIES AND CAPITALIZATION	$31,500	$31,109

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$403	$319
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	212	190
Provision for Deferred Income Taxes and ITC	(12)	40
Non-Cash Employee Benefit Plan (Credits) Costs	(9)	9
Cost of Removal	(30)	(38)
Net Change in Regulatory Assets and Liabilities	69	(6)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(119)	24
Materials and Supplies	(5)	(2)
Prepayments	3	22
Accounts Payable	(108)	(12)
Accounts Receivable/Payable—Affiliated Companies, net	87	40
Other Current Assets and Liabilities	35	39
Employee Benefit Plan Funding and Related Payments	(10)	(33)
Other	4	(15)
Net Cash Provided By (Used In) Operating Activities	520	577
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(625)	(750)
Proceeds from Sales of Trust Investments	10	5
Purchases of Trust Investments	(9)	(5)
Solar Loan Investments	(5)	(9)
Other	2	2
Net Cash Provided By (Used In) Investing Activities	(627)	(757)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	92	—
Net Cash Provided By (Used In) Financing Activities	92	—
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(15)	(180)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	61	244
Cash, Cash Equivalents and Restricted Cash at End of Period	$46	$64
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(94)	$—
Interest Paid, Net of Amounts Capitalized	$73	$65
Accrued Property, Plant and Equipment Expenditures	$273	$326

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of January 1, 2019	$892	$1,095	$986	$7,928	$(1)	$10,900
Net Income	—	—	—	403	—	403
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	1	1
Comprehensive Income						404
Balance as of March 31, 2019	$892	$1,095	$986	$8,331	$—	$11,304

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of January 1, 2018	$892	$1,095	$986	$6,861	$—	$9,834
Net Income	—	—	—	319	—	319
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	(1)	(1)
Comprehensive Income						318
Balance as of March 31, 2018	$892	$1,095	$986	$7,180	$(1)	$10,152

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
OPERATING REVENUES	$1,416	$1,403
OPERATING EXPENSES
Energy Costs	786	746
Operation and Maintenance	235	246
Depreciation and Amortization	94	82
Total Operating Expenses	1,115	1,074
OPERATING INCOME	301	329
Income from Equity Method Investments	2	2
Net Gains (Losses) on Trust Investments	126	(22)
Other Income (Deductions)	13	11
Non-Operating Pension and OPEB Credits (Costs)	3	4
Interest Expense	(25)	(7)
INCOME BEFORE INCOME TAXES	420	317
Income Tax Benefit (Expense)	(124)	(83)
NET INCOME	$296	$234

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
NET INCOME	$296	$234
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(11) and $8 for 2019 and 2018, respectively	16	(11)
Pension/OPEB adjustment, net of tax (expense) benefit of $(4) and $(3) for 2019 and 2018, respectively	—	6
Other Comprehensive Income (Loss), net of tax	16	(5)
COMPREHENSIVE INCOME	$312	$229

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$28	$22
Accounts Receivable	355	477
Accounts Receivable—Affiliated Companies	284	274
Short-Term Loan to Affiliate	87	—
Fuel	134	331
Materials and Supplies, net	381	373
Derivative Contracts	19	11
Prepayments	17	14
Other	7	5
Total Current Assets	1,312	1,507
PROPERTY, PLANT AND EQUIPMENT	12,396	12,224
Less: Accumulated Depreciation and Amortization	(3,520)	(3,382)
Net Property, Plant and Equipment	8,876	8,842
NONCURRENT ASSETS
Operating Lease Right-of-Use Assets	43	—
Long-Term Investments	86	86
NDT Fund	2,049	1,878
Rabbi Trust Fund	59	56
Goodwill	16	16
Other Intangibles	156	143
Derivative Contracts	4	1
Other	70	65
Total Noncurrent Assets	2,483	2,245
TOTAL ASSETS	$12,671	$12,594

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2019	December 31, 2018
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$—	$44
Accounts Payable	472	498
Accounts Payable—Affiliated Companies	21	16
Short-Term Loan from Affiliate	—	193
Derivative Contracts	13	11
Accrued Interest	49	21
Other	83	59
Total Current Liabilities	638	842
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,755	1,619
Operating Leases	39	—
Asset Retirement Obligations	762	758
OPEB Costs	176	176
Accrued Pension Costs	243	246
Derivative Contracts	1	4
Long-Term Accrued Taxes	82	76
Other	117	122
Total Noncurrent Liabilities	3,175	3,001
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
LONG-TERM DEBT	2,836	2,791
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,166	5,051
Accumulated Other Comprehensive Loss	(372)	(319)
Total Member’s Equity	6,022	5,960
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,671	$12,594

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$296	$234
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	94	82
Amortization of Nuclear Fuel	47	50
Emission Allowances and REC Compliance Accrual	24	24
Provision for Deferred Income Taxes and ITC	121	33
Interest Accretion on Asset Retirement Obligation	10	10
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(109)	(119)
Non-Cash Employee Benefit Plan (Credits) Costs	4	6
Net (Gains) Losses and (Income) Expense from NDT Fund	(137)	12
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	189	133
Margin Deposit	190	25
Accounts Receivable	34	93
Accounts Payable	(57)	(89)
Accounts Receivable/Payable—Affiliated Companies, net	(22)	25
Other Current Assets and Liabilities	37	30
Employee Benefit Plan Funding and Related Payments	(3)	(2)
Other	8	(5)
Net Cash Provided By (Used In) Operating Activities	726	542
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(167)	(299)
Purchase of Emissions Allowances and RECs	(21)	(17)
Proceeds from Sales of Trust Investments	463	377
Purchases of Trust Investments	(475)	(389)
Short-Term Loan—Affiliated Company	(87)	—
Other	11	11
Net Cash Provided By (Used In) Investing Activities	(276)	(317)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(250)	—
Short-Term Loan—Affiliated Company	(193)	(246)
Other	(1)	—
Net Cash Provided By (Used In) Financing Activities	(444)	(246)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	6	(21)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	22	32
Cash, Cash Equivalents and Restricted Cash at End of Period	$28	$11
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$11	$2
Interest Paid, Net of Amounts Capitalized	$6	$2
Accrued Property, Plant and Equipment Expenditures	$183	$218

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions
(Unaudited)

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of January 1, 2019	$2,214	$(986)	$5,051	$(319)	$5,960
Net Income	—	—	296	—	296
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	69	(69)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(15)	—	—	—	16	16
Comprehensive Income					312
Cash Dividends Paid	—	—	(250)	—	(250)
Balance as of March 31, 2019	$2,214	$(986)	$5,166	$(372)	$6,022

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of January 1, 2018	$2,214	$(986)	$4,911	$(172)	$5,967
Net Income	—	—	234	—	234
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments	—	—	175	(175)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $5	—	—	—	(5)	(5)
Comprehensive Income					229
Balance as of March 31, 2018	$2,214	$(986)	$5,320	$(352)	$6,196

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
Basis of Presentation
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2018.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2018) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Power	Other (A)	Consolidated
	Millions
As of December 31, 2018
Cash and Cash Equivalents	$39	$22	$116	$177
Restricted Cash in Other Current Assets	8	—	—	8
Restricted Cash in Other Noncurrent Assets	14	—	—	14
Cash, Cash Equivalents and Restricted Cash	$61	$22	$116	$199
As of March 31, 2019
Cash and Cash Equivalents	$15	$28	$22	$65
Restricted Cash in Other Current Assets	15	—	—	15
Restricted Cash in Other Noncurrent Assets	16	—	—	16
Cash, Cash Equivalents and Restricted Cash	$46	$28	$22	$96

(A)	Includes amounts applicable to PSEG (parent corporation), Energy Holdings and Services.

Note 2. Recent Accounting Standards
New Standards Issued and Adopted
Leases—Accounting Standards Update (ASU) 2016-02, updated by ASUs 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01
This accounting standard, and related updates, replace existing lease accounting guidance and require lessees to recognize leases with a term greater than 12 months on the balance sheet using a right-of-use asset approach. At lease commencement, a lessee will recognize a lease asset and corresponding lease obligation. A lessee will classify its leases as either finance leases or operating leases and a lessor will classify its leases as operating leases, direct financing leases, or as sales-type leases. The standard requires additional disclosure of key information. Existing guidance related to leveraged leases does not change.
PSEG adopted the optional transition method on January 1, 2019. There was no cumulative effect adjustment required to be recorded to Retained Earnings at adoption. The optional transition method requires disclosure under Accounting Standards Codification (ASC) 840—Leases, the previously existing lease guidance for prior periods.
PSEG elected various practical expedients allowed by the standard, including the package of three practical expedients related to not reassessing existing or expired contracts and initial direct costs; and excluding evaluation of land easements that exist or expired before adoption that were not previously accounted for as leases.
The impact of adoption on PSEG’s Consolidated Balance Sheet was to record Operating Lease Right of Use Assets of $261 million and Operating Lease Liabilities of $282 million. As part of that impact, PSEG reclassified deferred rent incentives and deferred rent liabilities of approximately $21 million, which were previously classified as Other Noncurrent Liabilities, to Operating Lease Right-of-Use Assets in accordance with this standard. PSE&G’s assets and liabilities each increased by $91 million and Power’s assets and liabilities each increased by $46 million. PSEG’s adoption of this standard did not have a material impact on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows of PSEG, PSE&G and Power. See Note 7. Leases for additional information.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG adopted this standard on January 1, 2019 on a modified retrospective basis through a cumulative effect adjustment directly to Retained Earnings as of the beginning of 2019. Adoption of this standard did not have a material impact on PSEG’s financial statements.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—ASU 2018-02
This accounting standard affects any entity that is required to apply the provisions of the ASC topic, “Income Statement-Reporting Comprehensive Income,” and has items of Other Comprehensive Income for which the related tax effects are presented in Other Comprehensive Income as required by GAAP. Specifically, this standard allows entities to record a reclassification from Accumulated Other Comprehensive Income to Retained Earnings for stranded tax effects resulting from the recent decrease in the federal corporate income tax rate.
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
New Standards Issued But Not Yet Adopted
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
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract—ASU 2018-15
This accounting standard aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with capitalization requirements for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The standard follows the guidance in ASC 350—Intangibles—Goodwill and Other to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The standard requires the amortization of capitalized costs to be presented in Operation and Maintenance (O&M) Expense. In addition, the standard also adds presentation requirements for these costs in the statements of cash flows and financial position.
The standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. This standard should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. PSEG is currently analyzing the impact of this standard on its financial statements.
Targeted Improvements to Related Party Guidance for Variable Interest Entities (VIE)-ASU 2018-17
This accounting standard improves the VIE guidance in the area of decision-making fees. Consistent with how indirect interests

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

held through related parties under common control are considered for determining whether a reporting entity must consolidate a VIE, indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
This standard is effective for annual and interim periods beginning after December 15, 2019. The standard is required to be applied retrospectively with a cumulative effect adjustment to Retained Earnings at the beginning of the earliest period presented. Early adoption is permitted. PSEG is currently analyzing the impact of this standard on its financial statements.
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
PSE&G’s transmission revenues are earned under a separate FERC tariff. The performance obligation of transmission service is satisfied over time as it is provided to and consumed by the customer. Revenue is recognized upon delivery of the transmission service. PSE&G’s revenues from the transmission of electricity are recorded based on a FERC-approved annual formula rate mechanism. This mechanism provides for an annual filing of an estimated revenue requirement with rates effective January 1 of each year and a true-up to that estimate based on actual revenue requirements. The true-up mechanism is an alternative revenue which is outside the scope of revenue from contracts with customers.
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
Power
Revenues from Contracts with Customers
Electricity and Related Products—Wholesale and retail load contracts are executed in the different Independent System Operator (ISO) regions for the bundled supply of energy, capacity, renewable energy credits (RECs) and ancillary services representing Power’s performance obligations. Revenue for these contracts is recognized over time as the bundled service is provided to the customer. Transaction terms generally run from several months to three years. Power also sells to the ISOs energy and ancillary services which are separately transacted in the day-ahead or real-time energy markets. The energy and ancillary services performance obligations are typically satisfied over time as delivered and revenue is recognized accordingly. Power generally reports electricity sales and purchases conducted with those individual ISOs net on an hourly basis in either Operating Revenues or Energy Costs in its Condensed Consolidated Statements of Operations. The classification depends on the net hourly activity.
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
Gas Contracts—Power sells wholesale natural gas, primarily through an index based full requirements Basic Gas Supply Service (BGSS) contract with PSE&G to meet the gas supply requirements of PSE&G’s customers. The BGSS contract remains in effect unless terminated by either party with a two-year notice. The performance obligation is primarily delivery of gas which is satisfied over time. Revenue is recognized as gas is delivered. Based upon the availability of natural gas, storage and pipeline capacity beyond PSE&G’s daily needs, Power also sells gas and pipeline capacity to other counterparties under bilateral contracts. The performance obligation under these contracts is satisfied over time upon delivery of the gas or capacity, and revenue is recognized accordingly.
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
Revenues Unrelated to Contracts with Customers
Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 13. Financial Risk Management Activities for further discussion. Power is also a party to solar contracts that qualify as leases and are accounted for in accordance with lease accounting guidance.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2019
Revenues from Contracts with Customers
Electric Distribution	$742	$—	$—	$—	$742
Gas Distribution	931	—	—	(3)	928
Transmission	288	—	—	—	288
Electricity and Related Product Sales
PJM
Third Party Sales	—	515	—	—	515
Sales to Affiliates	—	126	—	(126)	—
New York ISO	—	41	—	—	41
ISO New England	—	21	—	—	21
Gas Sales
Third Party Sales	—	47	—	—	47
Sales to Affiliates	—	479	—	(479)	—
Other Revenues from Contracts with Customers (A)	64	10	131	(1)	204
Total Revenues from Contracts with Customers	2,025	1,239	131	(609)	2,786
Revenues Unrelated to Contracts with Customers (B)	7	177	10	—	194
Total Operating Revenues	$2,032	$1,416	$141	$(609)	$2,980

	PSE&G	Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2018
Revenues from Contracts with Customers
Electric Distribution	$690	$—	$—	$—	$690
Gas Distribution	759	—	—	(3)	756
Transmission	312	—	—	—	312
Electricity and Related Product Sales
PJM
Third Party Sales	—	498	—	—	498
Sales to Affiliates	—	176	—	(176)	—
New York ISO	—	59	—	—	59
ISO New England	—	47	—	—	47
Gas Sales
Third Party Sales	—	64	—	—	64
Sales to Affiliates	—	397	—	(397)	—
Other Revenues from Contracts with Customers (A)	72	10	137	(1)	218
Total Revenues from Contracts with Customers	1,833	1,251	137	(577)	2,644
Revenues Unrelated to Contracts with Customers (B)	12	152	10	—	174
Total Operating Revenues	$1,845	$1,403	$147	$(577)	$2,818

(A)	Includes primarily revenues from appliance repair services at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at Power, and PSEG LI’s OSA with LIPA in Other.

(B)	Includes primarily alternative revenues at PSE&G, derivative contracts at Power, and lease contracts in Other.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of March 31, 2019 and December 31, 2018. Substantially all of PSE&G’s accounts receivable result from contracts with customers. Allowances represented approximately six percent and seven percent of accounts receivable as of March 31, 2019 and December 31, 2018, respectively.
Power
Power generally collects consideration upon satisfaction of performance obligations, and therefore, Power had no material contract balances as of March 31, 2019 and December 31, 2018.
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
Other
PSEG LI did not have any material contract balances as of March 31, 2019 and December 31, 2018.
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
Capacity Payments from the PJM Reliability Pricing Model (RPM) Annual Base Residual and Incremental Auctions—The Base Residual Auction is conducted annually three years in advance of the operating period. Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the base and incremental auctions which have been completed:

Delivery Year	$ per MW-Day	MW Cleared
June 2018 to May 2019	$205	9,200
June 2019 to May 2020	$115	9,000
June 2020 to May 2021	$170	8,100
June 2021 to May 2022	$178	7,700

Capacity Payments from the New England ISO Forward Capacity Market—The Forward Capacity Market (FCM) Auction is conducted annually three years in advance of the operating period. The table below includes Power’s cleared capacity in the FCM Auction for the Bridgeport Harbor Station 5 (BH5), which cleared the 2019/2020 auction at $231/MW-day for seven years, with escalations based on the Handy-Whitman Index and the planned retirement of Bridgeport Harbor Station 3 in 2021. Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the FCM auctions which have been completed:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Delivery Year	$ per MW-Day	MW Cleared
June 2018 to May 2019	$314	820
June 2019 to May 2020	$231	1,330
June 2020 to May 2021	$195	1,330
June 2021 to May 2022	$192	950
June 2022 to May 2023	$179	950
June 2023 to May 2024	$231	480
June 2024 to May 2025	$231	480
June 2025 to May 2026	$231	480

Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $177 million.
Other
The LIPA OSA is a 12-year services contract ending in 2025 with annual fixed and incentive components. The fixed fee for the provision of services thereunder in 2019 is $65 million and could increase each year based on the change in the Consumer Price Index (CPI). The incentive for 2019 can range from zero to approximately $10 million and could increase each year thereafter based on the change in the CPI.

Note 4. Early Plant Retirements
Nuclear
In May 2018, the governor of New Jersey signed legislation, referred to as the Zero Emission Certificate (ZEC) legislation, that recognizes that nuclear power is a critical component of New Jersey’s clean energy portfolio and an important element of a diverse energy generation portfolio that currently meets approximately 40 percent of New Jersey’s electric power needs. The ZEC legislation created a program administered by the BPU. The BPU established processes to provide for the purchase of ZECs from selected nuclear plants and recovery of those ZEC payments through a non-bypassable distribution charge (ZEC charge) in the amount of $0.004 per kilowatt-hour (which is equivalent to approximately $10 per megawatt hour (MWh)) in payments to selected nuclear plants.
In April 2019, Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs. As a result, the final “must-offer” exception requests and deactivation notices previously submitted to the PJM Independent Market Monitor and the PJM Office of Interconnection for the Salem and Hope Creek plants have been withdrawn. These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations, subject to exceptions specified in the ZEC legislation. Power anticipates it will recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC legislation requires nuclear plants to reapply for any subsequent three year periods. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by preventing the retirement of nuclear plants. The financial condition of the plants may nonetheless be materially adversely impacted by potential changes to the capacity market construct being considered by FERC (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC authorized capacity mechanism), and, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors. Absent a material financial change, these adverse impacts could still result in Power taking all necessary steps to retire all of these plants following the end of the initial three year term of the ZECs program. Retirement of these plants would result in a material adverse impact on PSEG’s and Power’s financial results.
Fossil
PSEG and Power monitor their coal assets, including the Keystone and Conemaugh generating stations, to assess their economic viability through the end of their designated useful lives and their continued classification as held for use. The precise timing of a change in useful lives may be dependent upon events out of PSEG’s and Power’s control and may impact their ability to operate or maintain certain assets in the future. These generating stations may be impacted by factors such as environmental legislation, co-owner capital requirements and continued depressed wholesale power prices or capacity factors,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

among other things. Any early retirement or change in the held for use classification of our remaining coal units may have a material adverse impact on PSEG’s and Power’s future financial results.

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $115 million and $120 million for the three months ended March 31, 2019 and 2018, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

Note 6. Rate Filings
This Note should be read in conjunction with Note 7. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2018.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU by PSE&G are as follows:
BGSS—In March 2019, the BPU approved the final BGSS rates which were effective October 1, 2018.
Weather Normalization Clause (WNC)—In March 2019, the BPU gave final approval to PSE&G’s 2017-2018 WNC petition allowing a net recovery of $14 million to be collected over the 2018-2019 Winter Period with the new rate effective November 1, 2018. The $14 million net recovery is the result of $9 million of excess revenues from the colder than normal 2017-2018 Winter Period offset by $23 million of remaining prior Winter Period undercollection.
Gas System Modernization Program I (GSMP I)—In April 2019, PSE&G filed its final GSMP I cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of $12 million effective October 1, 2019. This increase represents the return on and of GSMP I investments expected to be in service through June 30, 2019. This request will be updated in July 2019 for actual costs.

Note 7. Leases
PSEG and its subsidiaries, when acting as lessee or lessor, determine if an arrangement is a lease at inception. PSEG assesses contracts to determine if the arrangement conveys (i) the right to control the use of the identified property, (ii) the right to obtain substantially all of the economic benefits from the use of the property, and (iii) the right to direct the use of the property.
As of March 31, 2019, PSEG and subsidiaries were both a lessee and a lessor in Operating Leases. PSEG and subsidiaries were neither the lessee nor the lessor in any material non-operating leases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lessee
The current portion of Operating Lease Liabilities is included in Other Current Liabilities. Operating Lease Right-of-Use Assets and noncurrent Operating Lease Liabilities are included as separate captions in Noncurrent Assets and Noncurrent Liabilities, respectively, on the Condensed Consolidated Balance Sheets of PSEG, PSE&G and Power. PSEG and its subsidiaries have elected an accounting policy to exclude the application of ASC 842 requirements to recognize Operating Lease Right-of-Use Assets and Operating Lease Liabilities for leases where the term is twelve months or less.
Operating Lease Right-of-Use Assets represent the right to use an underlying asset for the lease term and Operating Lease Liabilities represent the obligation to make lease payments arising from the lease. Operating Lease Right-of-Use Assets and Operating Lease Liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.
PSEG and its subsidiaries recognize the lease payments in O&M Expense on a straight-line basis over the term of the leases and variable lease payments in the period in which the obligations for those payments are incurred.
As lessee, most of the Operating Leases of PSEG and its subsidiaries do not provide an implicit rate; therefore, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The implicit rate is used when readily determinable. PSE&G’s incremental borrowing rates are based on secured borrowing rates. PSEG’s and Power’s borrowing rates are generally unsecured rates. Having calculated simulated secured rates for each of PSEG and Power, it was determined that the difference between the unsecured borrowing rates and the simulated secured rates had an immaterial effect on their recorded Operating Lease Right-of-Use Assets and Operating Lease Liabilities.
Services, PSEG LI and other subsidiaries of PSEG that do not borrow funds or issue debt may enter into leases. Since these companies do not have credit ratings and related incremental borrowing rates, PSEG has determined that it is appropriate for these companies to use the incremental borrowing rate of PSEG, the parent company.
Lease terms may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised.
PSEG and its subsidiaries have lease agreements with lease and non-lease components. For real estate, equipment and vehicle leases, the lease and non-lease components are accounted for as a single lease component.
PSE&G
PSE&G has Operating Leases for office space for customer service centers; rooftops and land for its Solar 4 All® facilities; equipment; vehicles; and land for certain electric substations. These leases have remaining lease terms through 2039, some of which include options to extend the leases for terms of one to five years. Some leases have fixed rent payments that have escalations based on certain indices, such as the CPI. Certain leases contain variable payments.
Power
Power has Operating Leases for buildings; land leases for its solar generating facilities; and equipment. These leases have remaining terms through 2052, some of which include options to extend the leases for one or more five-year terms and certain other leases which include options to extend the leases for 15 to 20 year terms. Some leases have fixed rent payments that have escalations based on certain indices, such as the CPI.
Other
Services has Operating Leases for real estate and office equipment. These leases have remaining terms through 2030. Services’ lease for its headquarters, which ends in 2030, includes options to extend for two five-year terms. Energy Holdings has land leases with remaining lease terms through 2027, some of which include options to extend the leases for up to eight five-year terms. Some leases have fixed rent payments that have escalations based on certain indices, such as the CPI. Certain leases contain variable payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Lease Costs
The following amounts relate to total Operating Lease costs, including both amounts recognized in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2019 and any amounts capitalized as part of the cost of another asset, and the cash flows arising from lease transactions.

	PSE&G	Power	Other	Total
	Millions
Three Months Ended March 31, 2019
Operating Lease Costs
Long-term Lease Costs	$4	$2	$4	$10
Short-term Lease Costs	5	2	—	7
Variable Lease Costs	—	—	3	3
Total Operating Lease Costs	$9	$4	$7	$20

Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$4	$2	$4	$10

Weighted Average Remaining Lease Term in Years	13	20	11	13
Weighted Average Discount Rate	3.7%	5.0%	4.2%	4.2%

Operating Lease commitments as of December 31, 2018 had the following maturities:

	PSE&G	Power	Other	Total
	Millions
2019	$15	$11	$15	$41
2020	11	13	16	40
2021	10	13	16	39
2022	8	14	16	38
2023	8	8	15	31
Thereafter	66	51	105	222
Total Minimum Lease Payments	$118	$110	$183	$411

Operating Lease Liabilities as of March 31, 2019 had the following maturities:

	PSE&G	Power	Other	Total
	Millions
2019	$11	$5	$12	$28
2020	11	4	16	31
2021	10	4	16	30
2022	8	5	16	29
2023	8	3	15	26
2024	7	3	14	24
Thereafter	60	46	90	196
Total Minimum Lease Payments	$115	$70	$179	$364

As of March 31, 2019, Power was a lessee in an operating lease that was executed but had not yet commenced and, therefore, no lease asset or liability was recognized. Fixed payments under this contract aggregating $35 million are due through 2023 and are not included in the above table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a reconciliation of the undiscounted cash flows to the discounted Operating Lease Liabilities recognized on the Condensed Consolidated Balance Sheets:

	As of March 31, 2019
	PSE&G	Power	Other	Total
	Millions
Undiscounted Cash Flows	$115	$70	$179	$364
Reconciling Amount due to Discount Rate	(25)	(27)	(37)	(89)
Total Discounted Operating Lease Liabilities	$90	$43	$142	$275

As of March 31, 2019, the current portions of Operating Lease Liabilities included in Other Current Liabilities were $25 million, $11 million and $4 million for PSEG, PSE&G and Power, respectively.
Lessor
Property subject to Operating Leases, where PSEG or one of its subsidiaries is the lessor, is included in Property, Plant and Equipment and rental income from these leases is included in Operating Revenues.
PSEG and its subsidiaries, as lessors, have lease agreements with lease and non-lease components, which are primarily related to real estate assets and solar generating facilities. PSEG and subsidiaries account for the lease and non-lease components as a single lease component. Energy Holdings’ leveraged leases are accounted for in Operating Revenues and in Noncurrent Long-Term Investments. See Note 8. Financing Receivables.
Power
Certain of Power’s sales agreements related to its solar generating plants qualify as Operating Leases with remaining terms through 2043 with no extension terms. Lease income is based on solar energy generation; therefore, all rental income is variable under these leases. As of March 31, 2019, Power’s solar generating plants subject to these leases had a total carrying value of $331 million.
Other
Energy Holdings is the lessor in leveraged leases. Leveraged lease accounting guidance is grandfathered for existing leveraged leases. If modified after January 1, 2019, those leveraged leases will be accounted for as operating or financing leases. See Note 8. Financing Receivables.
Energy Holdings is the lessor in various Operating Leases for real estate with remaining terms through 2033. As of March 31, 2019, Energy Holdings’ property subject to these leases had a total carrying value of $24 million.
The following is the Operating Lease Income for Power and Energy Holdings for the three months ended March 31, 2019:

	Power	Energy Holdings	Total
	Millions
Operating Lease Income
Fixed Lease Income	$—	$5	$5
Variable Lease Income	4	—	4
Total Operating Lease Income	$4	$5	$9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Energy Holdings’ Operating Leases had the following minimum future fixed lease receipts as of March 31, 2019:

Millions
2019	$19
2020	20
2021	18
2022	17
2023	17
2024	16
Thereafter	165
Total Minimum Future Lease Receipts	$272

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

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	March 31, 2019	December 31, 2018
	Millions
Commercial/Industrial	$169	$164
Residential	9	9
Total	$178	$173
Current Portion (included in Other Current Assets)	(22)	(24)
Noncurrent Portion (included in Long-Term Investments)	$156	$149

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
In December 2018, REMA emerged from its in-court proceeding under Chapter 11 of the Bankruptcy Code. Upon emergence, PSEG received $31.5 million in cash in exchange for transferring the ownership interests in Keystone and Conemaugh to the debtholders of REMA and satisfaction of all other claims asserted against REMA, as well as certain amendments to the Shawville lease. The Shawville lease amendments, among other things, will allow REMA to express interest in a renewal on or after November 24, 2019. In addition, REMA has agreed to fund qualifying credit support up to $36 million. The remaining

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

deferred tax liabilities related to these lease investments were reclassified to current tax liabilities. PSEG expects to pay approximately $120 million to taxing authorities in 2019 resulting from this restructuring activity.
The following table shows Energy Holdings’ gross and net lease investment as of March 31, 2019 and December 31, 2018.

	As of	As of
	March 31, 2019	December 31, 2018
	Millions
Lease Receivables (net of Non-Recourse Debt)	$502	$504
Estimated Residual Value of Leased Assets	326	326
Total Investment in Rental Receivables	828	830
Unearned and Deferred Income	(285)	(290)
Gross Investments in Leases	543	540
Deferred Tax Liabilities	(356)	(354)
Net Investments in Leases	$187	$186

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of March 31, 2019
As of March 31, 2019
Millions
AA	$13
A-	58
BBB+ — BBB-	258
BB	133
NR	40
Total	$502

The “BB” and the “NR” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of March 31, 2019, the gross investment in the leases of such assets, net of non-recourse debt, was $295 million ($7 million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$133	64%	1,538	Coal	BB	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$85	64%	1,036	Gas	BB	NRG Energy, Inc.
Shawville Station Units 1, 2, 3 and 4	PA	$77	100%	596	Gas	NR	REMA

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 9. Trust Investments
Nuclear Decommissioning Trust (NDT) Fund
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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of March 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$423	$183	$(6)	$600
International	388	68	(16)	440
Total Equity Securities	811	251	(22)	1,040
Available-for Sale Debt Securities
Government	509	6	(3)	512
Corporate	495	6	(4)	497
Total Available-for-Sale Debt Securities	1,004	12	(7)	1,009
Total NDT Fund Investments	$1,815	$263	$(29)	$2,049

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$447	$153	$(29)	$571
International	323	36	(30)	329
Total Equity Securities	770	189	(59)	900
Available-for Sale Debt Securities
Government	498	2	(9)	491
Corporate	501	1	(15)	487
Total Available-for-Sale Debt Securities	999	3	(24)	978
Total NDT Fund Investments	$1,769	$192	$(83)	$1,878

Net unrealized gains (losses) on debt securities of $3 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and Power’s Condensed Consolidated Balance Sheets as of March 31, 2019. The portion of net unrealized gains (losses) recognized during the first three months of 2019 related to equity securities still held at the end of March 31, 2019 was $88 million.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2019	December 31, 2018
	Millions
Accounts Receivable	$16	$17
Accounts Payable	$14	$5

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2019				As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$45	$(5)	$4	$(1)	$147	$(26)	$5	$(3)
International	76	(10)	20	(6)	131	(28)	5	(2)
Total Equity Securities	121	(15)	24	(7)	278	(54)	10	(5)
Available-for Sale Debt Securities
Government (B)	23	—	225	(3)	51	—	317	(9)
Corporate (C)	20	—	190	(4)	150	(5)	222	(10)
Total Available-for-Sale Debt Securities	43	—	415	(7)	201	(5)	539	(19)
NDT Trust Investments	$164	$(15)	$439	$(14)	$479	$(59)	$549	$(24)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Unrealized gains and losses on these securities are recorded in Net Income.

(B)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2019.

(C)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2019	2018
	Millions
Proceeds from NDT Fund Sales (A)	$453	$372
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$45	$24
Gross Realized Losses	(19)	(12)
Net Realized Gains (Losses) on NDT Fund (B)	$26	$12
Unrealized Gains (Losses) on Equity Securities in NDT Fund	99	(34)
Net Gains (Losses) on NDT Fund Investments	$125	$(22)

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.
The NDT Fund debt securities held as of March 31, 2019 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$13
1 - 5 years	257
6 - 10 years	215
11 - 15 years	44
16 - 20 years	71
Over 20 years	409
Total NDT Available-for-Sale Debt Securities	$1,009

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of March 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$22	$3	$—	$25
Available-for-Sale Debt Securities
Government	108	2	—	110
Corporate	97	2	(1)	98
Total Available-for-Sale Debt Securities	205	4	(1)	208
Total Rabbi Trust Investments	$227	$7	$(1)	$233

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$22	$1	$—	$23
Available-for-Sale Debt Securities
Government	110	1	(2)	109
Corporate	96	—	(4)	92
Total Available-for-Sale Debt Securities	206	1	(6)	201
Total Rabbi Trust Investments	$228	$2	$(6)	$224

Net unrealized gains (losses) on debt securities of $2 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2019. The portion of net unrealized gains (losses) recognized during the first three months of 2019 related to equity securities still held at the end of March 31, 2019 was $3 million.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2019	December 31, 2018
	Millions
Accounts Receivable	$2	$2
Accounts Payable	$1	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2019				As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$—	$—	$27	$—	$18	$—	$59	$(2)
Corporate (B)	6	—	30	(1)	50	(3)	29	(1)
Total Available-for-Sale Debt Securities	6	—	57	(1)	68	(3)	88	(3)
Rabbi Trust Investments	$6	$—	$57	$(1)	$68	$(3)	$88	$(3)

(A)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2019.

(B)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2019.

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2019	2018
	Millions
Proceeds from Rabbi Trust Sales (A)	$44	$25
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$2
Gross Realized Losses	(1)	(2)
Net Realized Gains (Losses) on Rabbi Trust (B)	—	—
Unrealized Gains (Losses) on Equity Securities in Rabbi Trust	3	—
Net Gains (Losses) on Rabbi Trust Investments	$3	$—

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of March 31, 2019 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	33
6 - 10 years	30
11 - 15 years	10
16 - 20 years	25
Over 20 years	110
Total Rabbi Trust Available-for-Sale Debt Securities	$208

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
The fair value of the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	March 31, 2019	December 31, 2018
	Millions
PSE&G	$46	$45
Power	59	56
Other	128	123
Total Rabbi Trust Investments	$233	$224

Note 10. Pension and Other Postretirement Benefits (OPEB)
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
The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco. Amounts shown do not reflect the impacts of capitalization and co-owner allocations. Only the service cost component is eligible for capitalization, when applicable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$29	$32	$2	$4
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	58	52	11	16
Expected Return on Plan Assets	(97)	(110)	(9)	(10)
Amortization of Net
Prior Service Cost	(5)	(4)	(32)	—
Actuarial Loss	27	21	13	16
Non-Service Components of Pension and OPEB (Credits) Costs	(17)	(41)	(17)	22
Total Benefit (Credits) Costs	$12	$(9)	$(15)	$26

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	Millions
PSE&G	$7	$(8)	$(16)	$17
Power	3	(2)	1	8
Other	2	1	—	1
Total Benefit (Credits) Costs	$12	$(9)	$(15)	$26

During the three months ended March 31, 2019, PSEG contributed its entire 2019 annual planned contribution of $10 million into its OPEB plan.
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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $28 million into its pension plan trusts during 2019. Servco’s pension-related revenues and costs were $7 million and $10 million for the three months ended March 31, 2019 and 2018, respectively. The OPEB-related revenues earned and costs incurred were $1 million for each of the three months ended March 31, 2019 and 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In order for Power to incur a liability for the face value of the outstanding guarantees,

•	its subsidiaries would have to fully utilize the credit granted to them by every counterparty to whom Power has provided a guarantee, and

•	the net position of the related contracts would have to be “out-of-the-money” (if the contracts are terminated, Power would owe money to the counterparties).
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
The following table shows the face value of Power’s outstanding guarantees, current exposure and margin positions as of March 31, 2019 and December 31, 2018.

	As of	As of
	March 31, 2019	December 31, 2018
	Millions
Face Value of Outstanding Guarantees	$1,854	$1,772
Exposure under Current Guarantees	$150	$198

Letters of Credit Margin Posted	$105	$115
Letters of Credit Margin Received	$29	$26

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(1)	$(10)
Net Broker Balance Deposited (Received)	$204	$403

Additional Amounts Posted:
Other Letters of Credit	$51	$52

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As part of determining credit exposure, Power nets receivables and payables with the corresponding net fair values of energy contracts. See Note 13. Financial Risk Management Activities for further discussion. In accordance with PSEG’s accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Condensed Consolidated Balance Sheet. The remaining balances of net cash (received)/deposited after allocation are generally included in Accounts Payable and Receivable, respectively.
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
In September 2017, the EPA concluded that an Agency-commenced allocation process for the Passaic River’s lower 8.3 miles should include only certain PRPs. The allocation is intended to lead to a consent decree in which certain of the PRPs agree to perform and pay for the remedial action under EPA oversight. The allocation process was delayed due to the partial federal government shutdown in late 2018 through early 2019, together with issues connected to OCC’s complaint in Federal District Court in Newark, and is now currently scheduled to continue into the summer of 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Based upon the estimated cost of the ROD Remedy and PSEG’s estimate of PSE&G’s and Power’s shares of that cost, as of March 31, 2019, PSEG has accrued approximately $57 million. Of this amount, PSE&G has accrued $46 million as an Environmental Costs Liability and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. Power has accrued $11 million as an Other Noncurrent Liability with the corresponding O&M Expense recorded in prior years when the liability was accrued.
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
Newark Bay Study Area
The EPA has established the Newark Bay Study Area, which it defines as Newark Bay and portions of the Hackensack River, the Arthur Kill and the Kill Van Kull. In August 2006, the EPA sent PSEG and 11 other entities notices that it considered each of the entities to be a PRP with respect to contamination in the Study Area. The notice letter requested that the PRPs fund an EPA-approved study in the Newark Bay Study Area. The notice stated the EPA’s belief that hazardous substances were released from sites owned by PSEG companies and located on the Hackensack River, including two electric generating stations (Hudson and Kearny sites) and one former MGP site. PSEG has participated in and partially funded the second phase of this study. Notices to fund the next phase of the study have been received but PSEG has not consented to fund the third phase. PSE&G and Power are unable to estimate their respective portions of the possible loss or range of loss related to this matter. In December 2018, Power completed the sale of the site of the Hudson electric generating station. Power contractually transferred all land rights and structures on the site to a third party purchaser, along with the assumption of the environmental liabilities for the site.
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $353 million and $404 million on an undiscounted basis through 2021, including its $46 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $353 million as of March 31, 2019. Of this amount, $52 million was recorded in Other Current Liabilities and $301 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $353 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding to what extent

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
PSE&G has a full-requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits PSE&G to recover the cost of gas hedging up to 115 billion cubic feet or 80% of its residential gas supply annual requirements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

through the BGSS tariff. Current plans call for Power to hedge on behalf of PSE&G approximately 70 billion cubic feet or 50% of its residential gas supply annual requirements. For additional information, see Note 20. Related-Party Transactions.
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
Power also has various long-term fuel purchase commitments for coal through 2023 to support its fossil generation stations.
As of March 31, 2019, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2023
Millions
Nuclear Fuel
Uranium	$221
Enrichment	$336
Fabrication	$157
Natural Gas	$1,121
Coal	$380

Pending FERC Matters
In June 2015, Hudson Power Transmission Developers, LLC (Hudson Power), formerly known as Transource LLC, a merchant transmission developer, filed a complaint against PJM claiming that PJM wrongfully refused to provide data and a transparent process for evaluating transmission network upgrade requests that the transmission developer had submitted to PJM. Although not named as a respondent, the complaint identifies PSE&G as one of the companies claimed to have been involved. In January 2018, a FERC administrative law judge (ALJ) issued an order generally finding that PJM and transmission owners, including PSE&G, did not engage in wrongful conduct. In addition, the developer’s assertion of an entitlement to monetary damages was expressly denied. However, in a determination disputed by PSE&G, the order found that the PJM process lacked transparency. The judge’s order has been briefed by all parties for additional determinations by FERC. We are unable to predict the outcome of these proceedings.
PSE&G has also received requests for information and a Notice of Investigation from FERC’s Office of Enforcement concerning a transmission project. PSE&G has retained outside counsel to assist with an internal investigation. PSE&G is fully cooperating with FERC’s requests for information and the investigation. It is not possible at this time to predict the outcome of this matter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Caithness Energy, L.L.C. (Caithness)
In August 2018, Caithness, a Long Island power plant developer, filed a complaint in federal district court in the Eastern District of New York against PSEG and PSEG LI alleging violations of state and federal antitrust laws and a claim of intentional interference of prospective business relations. Caithness alleges that PSEG and PSEG LI interfered with LIPA’s consideration of the Caithness proposal for a 750 MW combined cycle generation project that was identified as a finalist for a Request For Proposal issued by LIPA. In addition, Caithness claims that PSEG and PSEG LI induced LIPA to agree to eliminate the proposed project as a potential competitor to other PSEG affiliates with power supply operations. The complaint alleges hundreds of millions of dollars of harm and seeks treble and punitive damages. PSEG intends to vigorously defend against these allegations. Based upon the preliminary nature of this matter, a loss is not considered probable nor is the amount of loss, if any, estimable as of March 31, 2019.
Hudson Power
In January 2019, Hudson Power filed a complaint against PJM, PSE&G and three other transmission owners in Pennsylvania state court. Hudson Power has sued the transmission owner defendants for fraud and intentional misrepresentation relating to information provided to PJM and FERC regarding the costs of upgrades for Hudson Power’s proposed project. These allegations appear to be based on alleged conduct that is the subject of the Hudson Power proceeding discussed under “Pending FERC Matters.” This action was removed to federal court in the Eastern District of Pennsylvania in February 2019. In light of the FERC proceeding, the federal court granted a motion to stay the federal proceeding until the conclusion of the FERC proceeding. Based upon the preliminary nature of this matter, a loss is not considered probable nor is the amount of loss, if any, estimable as of March 31, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the three months ended March 31, 2019:
PSEG
PSEG repaid a $350 million term loan at an interest rate of 1 month LIBOR + 0.80% that was scheduled to mature in June 2019.
Power
Power executed an extension of the letter of credit backing $44 million of Pennsylvania Economic Development Financing Authority Variable Rate Demand Bonds. The existing letter of credit, which was scheduled to expire in November 2019, has now been extended through March 2022.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of March 31, 2019, the total available credit capacity was $2.9 billion.
As of March 31, 2019, no single institution represented more than 9% of the total commitments in the credit facilities.
As of March 31, 2019, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs. The total credit facilities and available liquidity as of March 31, 2019 were as follows:

	As of March 31, 2019
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$802	$698	Mar 2023	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$802	$698
PSE&G
5-year Credit Facility (B)	$600	$380	$220	Mar 2023	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$380	$220
Power
3-year Letter of Credit Facilities	$200	$104	$96	Sept 2021	Letters of Credit
5-year Credit Facilities (C)	1,900	39	1,861	Mar 2023	Funding/Letters of Credit
Total Power	$2,100	$143	$1,957
Total	$4,200	$1,325	$2,875

(A)	PSEG facilities will be reduced by $9 million in March 2022.

(B)	PSE&G facility will be reduced by $4 million in March 2022.

(C)	Power facilities will be reduced by $12 million in March 2022.

(D)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of March 31, 2019, PSEG had $787 million outstanding at a weighted average interest rate of 2.92%. PSE&G had $364 million outstanding at a weighted average interest rate of 2.80% under its Commercial Paper Program as of March 31, 2019.

Except as otherwise noted in the table above, in March 2019, PSEG, PSE&G and Power and their respective lenders agreed to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

extend the expiration dates on their credit agreements from March 2022 to March 2023.

Note 13. Financial Risk Management Activities
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
Commodity Prices
Within PSEG and its affiliate companies, Power has the most exposure to commodity price risk. Power is exposed to commodity price risk primarily relating to changes in the market price of electricity, fossil fuels and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. Power uses a variety of derivative and non-derivative instruments, such as financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity, to manage the exposure to fluctuations in commodity prices and optimize the value of Power’s expected generation. Power also uses derivatives to hedge a portion of its anticipated BGSS obligations with PSE&G. For additional information see Note 11. Commitments and Contingent Liabilities. Changes in the fair market value of these derivative contracts are recorded in earnings.
Interest Rates
PSEG, Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, they have used a mix of fixed and floating rate debt and interest rate swaps.
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of March 31, 2019 or December 31, 2018.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of March 31, 2019, PSEG had interest rate hedges outstanding totaling $900 million that were executed during the first quarter of 2019. PSEG executed interest rate swaps of $700 million that converted PSEG’s $700 million variable rate term loan due November 2020 into a fixed rate loan and $200 million of forward starting swaps that hedge a portion of PSEG’s anticipated issuances.
The fair value of these hedges was $(5) million as of March 31, 2019 and there were no outstanding interest rate hedges as of December 31, 2018. The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $(5) million and $(1) million as of March 31, 2019 and December 31, 2018, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are immaterial.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions are offset on the Condensed Consolidated Balance Sheets of Power and PSEG. For additional information see Note 14. Fair Value Measurements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of March 31, 2019
	Power (A)			PSEG (A)	Consolidated
	Not Designated			Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$346	$(327)	$19	$1	$20
Noncurrent Assets	180	(176)	4	—	4
Total Mark-to-Market Derivative Assets	$526	$(503)	$23	$1	$24
Derivative Contracts
Current Liabilities	$(396)	$383	$(13)	$—	$(13)
Noncurrent Liabilities	(169)	168	(1)	(6)	(7)
Total Mark-to-Market Derivative (Liabilities)	$(565)	$551	$(14)	$(6)	$(20)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(39)	$48	$9	$(5)	$4

	As of December 31, 2018
	Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$426	$(415)	$11	$11
Noncurrent Assets	137	(136)	1	1
Total Mark-to-Market Derivative Assets	$563	$(551)	$12	$12
Derivative Contracts
Current Liabilities	$(521)	$510	$(11)	$(11)
Noncurrent Liabilities	(198)	194	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$(719)	$704	$(15)	$(15)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(156)	$153	$(3)	$(3)

(A)
Substantially all of Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2019 and December 31, 2018.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, Power had net cash collateral/margin payments to counterparties of $203 million and $393 million, respectively. Of these net cash/collateral margin payments, $48 million as of March 31, 2019 and $153 million as December 31, 2018 were netted against the corresponding net derivative contract positions. Of the $48 million as of March 31, 2019, $(9) million was netted against noncurrent assets and $57 million was netted against current liabilities. Of the $153 million as of December 31, 2018, $(2) million was netted against current assets, $(3) million was netted against noncurrent assets, $96 million was netted against current liabilities and $62 million was netted against noncurrent liabilities.

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $16 million and $22 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, Power had the contractual right of offset of $4 million and $7 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $12 million and $15 million as of March 31, 2019 and December 31, 2018, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2019	2018		2019	2018
	Millions			Millions
PSEG
Interest Rate Swaps	$(5)	$—	Interest Expense	$—	$—
Total PSEG	$(5)	$—		$—	$—

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months ended March 31, 2019 and 2018, the amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was immaterial.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2017	$—	$—
Loss Recognized in AOCI	(2)	(1)
Less: Loss Reclassified into Income	—	—
Balance as of December 31, 2018	$(2)	$(1)
Loss Recognized in AOCI	(5)	(4)
Less: Loss Reclassified into Income	—	—
Balance as of March 31, 2019	$(7)	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2019 and 2018, respectively. Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2019	2018
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$139	$40
Energy-Related Contracts	Energy Costs	(13)	(8)
Total PSEG and Power		$126	$32

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of March 31, 2019 and December 31, 2018.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of March 31, 2019
Natural Gas	Dekatherm (Dth)	353	—	353	—
Electricity	MWh	(61)	—	(61)	—
Financial Transmission Rights (FTRs)	MWh	10	—	10	—
Interest Rate Swaps	U.S. Dollars	900	900	—	—
As of December 31, 2018
Natural Gas	Dth	358	—	358	—
Electricity	MWh	(74)	—	(74)	—
FTRs	MWh	18	—	18	—

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
The following table provides information on Power’s credit risk from wholesale counterparties, net of collateral, as of March 31, 2019. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.
As of March 31, 2019, 99% of the net credit exposure for Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$255	$15	$240	1	$166	(A)
Non-Investment Grade	2	1	1	—	—
Total	$257	$16	$241	1	$166

(A)	Represents net exposure of $166 million with PSE&G.
As of March 31, 2019, collateral held from counterparties where Power had credit exposure included $1 million in cash collateral and $15 million in letters of credit.
As of March 31, 2019, Power had 145 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2019, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of March 31, 2019, PSE&G had no net credit exposure with suppliers, including Power.
PSE&G is permitted to recover its costs of procuring energy through the BPU-approved BGS tariffs. PSE&G’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates.

Note 14. Fair Value Measurements
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. These consist primarily of certain electric load contracts and gas contracts.
Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable.
The following tables present information about PSEG’s, PSE&G’s and Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of March 31, 2019
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$23	$(503)	$11	$514	$1
Interest Rate Swaps (B)	$1	$—	$—	$1	$—
NDT Fund (C)
Equity Securities	$1,040	$—	$1,039	$1	$—
Debt Securities—U.S. Treasury	$182	$—	$—	$182	$—
Debt Securities—Govt Other	$330	$—	$—	$330	$—
Debt Securities—Corporate	$497	$—	$—	$497	$—
Rabbi Trust (C)
Equity Securities	$25	$—	$25	$—	$—
Debt Securities—U.S. Treasury	$68	$—	$—	$68	$—
Debt Securities—Govt Other	$42	$—	$—	$42	$—
Debt Securities—Corporate	$98	$—	$—	$98	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(14)	$551	$(6)	$(556)	$(3)
Interest Rate Swaps (B)	$(6)	$—	$—	$(6)	$—
PSE&G
Assets:
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$20	$—	$—	$20	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$23	$(503)	$11	$514	$1
NDT Fund (C)
Equity Securities	$1,040	$—	$1,039	$1	$—
Debt Securities—U.S. Treasury	$182	$—	$—	$182	$—
Debt Securities—Govt Other	$330	$—	$—	$330	$—
Debt Securities—Corporate	$497	$—	$—	$497	$—
Rabbi Trust (C)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$17	$—	$—	$17	$—
Debt Securities—Govt Other	$11	$—	$—	$11	$—
Debt Securities—Corporate	$25	$—	$—	$25	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(14)	$551	$(6)	$(556)	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2018
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (E)	$100	$—	$100	$—	$—
Derivative Contracts:
Energy-Related Contracts (A)	$12	$(551)	$29	$527	$7
NDT Fund (C)
Equity Securities	$900	$—	$898	$2	$—
Debt Securities—U.S. Treasury	$171	$—	$—	$171	$—
Debt Securities—Govt Other	$320	$—	$—	$320	$—
Debt Securities—Corporate	$487	$—	$—	$487	$—
Rabbi Trust (C)
Equity Securities	$23	$—	$23	$—	$—
Debt Securities—U.S. Treasury	$69	$—	$—	$69	$—
Debt Securities—Govt Other	$40	$—	$—	$40	$—
Debt Securities—Corporate	$92	$—	$—	$92	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(15)	$704	$(36)	$(677)	$(6)
PSE&G
Assets:
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$14	$—	$—	$14	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$18	$—	$—	$18	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$12	$(551)	$29	$527	$7
NDT Fund (C)
Equity Securities	$900	$—	$898	$2	$—
Debt Securities—U.S. Treasury	$171	$—	$—	$171	$—
Debt Securities—Govt Other	$320	$—	$—	$320	$—
Debt Securities—Corporate	$487	$—	$—	$487	$—
Rabbi Trust (C)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$17	$—	$—	$17	$—
Debt Securities—Govt Other	$10	$—	$—	$10	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(15)	$704	$(36)	$(677)	$(6)

(A)	Level 1—These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely on settled pricing inputs which come directly from the exchange.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Level 1—Investments in marketable equity securities within the NDT Fund are primarily investments in common stocks across a broad range of industries and sectors. Most equity securities are priced utilizing the principal market close price or, in some cases, midpoint, bid or ask price. Certain other equity securities in the NDT and Rabbi Trust Funds consist primarily of investments in money market funds which seek a high level of current income as is consistent with the preservation of capital and the maintenance of liquidity. To pursue its goals, the funds normally invest in diversified portfolios of high quality, short-term, dollar-denominated debt securities and government securities. The funds’ net asset value (NAV) is priced and published daily. The Rabbi Trust’s Russell 3000 index fund is valued based on quoted prices in an active market and can be redeemed daily without restriction.
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

(D)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. See Note 13. Financial Risk Management Activities for additional detail.

(E)	Represents money market mutual funds.
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
The fair value of Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The fair value of Power’s gas physical contracts at certain illiquid delivery locations are measured using average historical basis and, accordingly, are categorized as Level 3. While these physical gas contracts have an unobservable component in their respective

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

forward price curves, the fluctuations in fair value have been driven primarily by changes in the observable inputs. The following tables provide details surrounding significant Level 3 valuations as of March 31, 2019 and December 31, 2018.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	March 31, 2019		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$1	$(3)	Discounted Cash flow	Historic Load Variability	0% to 15%
Total Power		$1	$(3)
Total PSEG		$1	$(3)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2018		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$2	$(5)	Discounted Cash flow	Historic Load Variability	0% to 15%
Gas	Gas Physical Contracts	5	(1)	Discounted Cash flow	Average Historical Basis	-40% to 0%
Total Power		$7	$(6)
Total PSEG		$7	$(6)

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
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended March 31, 2019 and March 31, 2018, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2019

	Three Months Ended March 31, 2019
Description	Balance as of January 1, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of March 31, 2019
	Millions
PSEG and Power
Net Derivative Assets (Liabilities)	$1	$1	$—	$(4)	$—	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2018

	Three Months Ended March 31, 2018
Description	Balance as of January 1, 2018	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of March 31, 2018
	Millions
PSEG and Power
Net Derivative Assets (Liabilities)	$7	$(1)	$—	$1	$—	$7

(A)Unrealized gains (losses) in the following table represent the change in derivative assets and liabilities still held as of March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)
	Millions
PSEG and Power
Operating Revenues	$6	$—	$8	$8
Energy Costs	(5)	(3)	(9)	(9)
Total	$1	$(3)	$(1)	$(1)

(B)	Represents settlements of $(4) million and $1 million for the three months ended March 31, 2019 and 2018.

(C)	There were no transfers into or out of Level 3 during the three months ended March 31, 2019 and 2018.
As of March 31, 2019, PSEG carried $2.3 billion of net assets that are measured at fair value on a recurring basis, of which $2 million of net liabilities was measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of March 31, 2018, PSEG carried $2.4 billion of net assets that are measured at fair value on a recurring basis, of which $7 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of March 31, 2019 and December 31, 2018.

	As of		As of
	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$2,094	$2,082	$2,443	$2,397
PSE&G (B)	9,186	9,780	9,184	9,374
Power (B)	2,836	3,069	2,835	2,996
Total Long-Term Debt	$14,116	$14,931	$14,462	$14,767

(A)
As of March 31, 2019 and December 31, 2018, includes floating rate term loans of $700 million and $1,050 million, respectively. The fair values of the term loan debt (Level 2 measurement) approximate the carrying value because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)
Given that these bonds do not trade actively, the fair value amounts of taxable debt securities (primarily Level 2 measurements) are generally determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. In order to incorporate the credit risk into the discount rates, pricing (i.e. U.S. Treasury rate plus credit spread) is based on expected new issue pricing across each of the companies’ respective debt maturity spectrum. The credit spreads of various tenors obtained from this information are added to the appropriate benchmark U.S. Treasury rates in order to determine the current market yields for the various tenors. The yields are then converted into discount rates of various tenors that are used for discounting the respective cash flows of the same tenor for each bond or note. The fair value amounts above do not represent the price at which the outstanding debt may be called for redemption by each issuer under their respective debt agreements.

Note 15. Other Income (Deductions)

	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2019
NDT Fund Interest and Dividends	$—	$14	$—	$14
Allowance for Funds Used During Construction	13	—	—	13
Solar Loan Interest	4	—	—	4
Other	2	(1)	1	2
Total Other Income (Deductions)	$19	$13	$1	$33
Three Months Ended March 31, 2018
NDT Fund Interest and Dividends	$—	$12	$—	$12
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	4	—	—	4
Other	2	(1)	1	2
Total Other Income (Deductions)	$20	$11	$1	$32

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Income Taxes
PSEG’s, PSE&G’s and Power’s effective tax rates for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
PSEG	17.6%	26.6%
PSE&G	5.8%	26.8%
Power	29.5%	26.2%

For the three months ended March 31, 2019, the difference in PSEG’s effective tax rate as compared to the same period in the prior year and the statutory tax rate of 28.11% was due primarily to the flow-back of PSE&G’s excess deferred income tax liabilities as a result of the Tax Act and tax repair-related accumulated deferred income taxes as a result of PSE&G’s 2018 settled distribution base rate case and the FERC approved Section 205 filing, where applicable.
For the three months ended March 31, 2019, the difference in PSE&G’s effective tax rate as compared to the same period in the prior year and the statutory tax rate of 28.11% was due primarily to the flow-back of PSE&G’s excess deferred income tax liabilities as a result of the Tax Act and tax repair-related accumulated deferred income taxes as a result of PSE&G’s 2018 settled distribution base rate case and the FERC approved Section 205 filing, where applicable.
For the three months ended March 31, 2019, the difference in Power’s effective tax rate as compared to the same period in the prior year and the statutory tax rate of 28.11%was due primarily to higher pre-tax income from the NDT qualified fund in 2019, which is subject to an additional trust tax.
Tax Act
Effective January 1, 2018, the U.S. federal corporate tax rate was reduced from a maximum of 35% to 21% resulting in a decrease in PSEG’s, PSE&G’s and Power’s effective income tax rates. To the extent allowed under the Tax Act, Power’s operating cash flows reflect the full expensing of capital investments for income tax purposes. The Tax Act has led to lower customer rates due to lower income tax expense recoveries and the BPU and FERC have approved PSEG’s proposals to refund excess deferred income tax Regulatory Liabilities. The impact of the lower federal income tax rate on PSE&G was reflected in PSE&G’s distribution base rate proceeding and its 2018 transmission formula rate filings. The Tax Act is generally expected to result in lower operating cash flows for PSE&G resulting from the elimination of bonus depreciation, partially offset by higher revenues due to the higher rate base.
In August 2018, the IRS issued a Notice of Proposed Rulemaking (Notice) regarding the application of tax depreciation rules as amended by the Tax Act. While the Notice provides some guidance as to the application of the changes made by the Tax Act to the bonus depreciation rules, certain aspects still remain unclear. Further, in November 2018 the IRS issued Proposed Regulations addressing the interest disallowance rules contained in the Tax Act. For non-regulated businesses, these rules set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2019, PSEG and Power expect that a portion of the interest will be disallowed in the current period but realized in future periods. However, certain aspects of the proposed regulations are unclear. Therefore, PSEG recorded taxes based on its interpretation of the relevant statutes.
Depreciation amounts recorded in 2019 were based on PSEG’s interpretation of the Tax Act and the depreciation rules contained in the Notice. Such amounts are subject to change based on several factors, including but not limited to, the IRS and state taxing authorities issuing final guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and Power’s financial statements.
New Jersey State Tax Reform
In 2018, the State of New Jersey made significant changes to its income tax laws, including imposing a temporary surtax of 2.5% effective January 1, 2018 and 2019 and 1.5% in 2020 and 2021, as well as requiring corporate taxpayers to file in a combined reporting group as defined under New Jersey law starting in 2019. Both provisions include an exemption for public utilities. At this time, PSEG believes PSE&G meets the definition of a public utility and, therefore, will not be impacted by the temporary surtax or be included in the combined reporting group.
In 2019, the State of New Jersey issued further guidance regarding the temporary surtax and clarified that New Jersey net operating loss carryovers can be deducted in computing a taxpayer’s entire net income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$(1)	$(360)	$(16)	$(377)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate to Retained Earnings	—	(81)	—	(81)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(4)	(3)	20	13
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	1	4
Net Current Period Other Comprehensive Income (Loss)	(4)	—	21	17
Net Change in Accumulated Other Comprehensive Income (Loss)	(4)	(81)	21	(64)
Balance as of March 31, 2019	$(5)	$(441)	$5	$(441)

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(406)	$177	$(229)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(176)	(176)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	—	(16)	(16)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	8	2	10
Net Current Period Other Comprehensive Income (Loss)	—	8	(14)	(6)
Net Change in Accumulated Other Comprehensive Income (Loss)	—	8	(190)	(182)
Balance as of March 31, 2018	$—	$(398)	$(13)	$(411)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$—	$(306)	$(13)	$(319)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate to Retained Earnings	—	(69)	—	(69)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	(3)	15	12
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	1	4
Net Current Period Other Comprehensive Income (Loss)	—	—	16	16
Net Change in Accumulated Other Comprehensive Income (Loss)	—	(69)	16	(53)
Balance as of March 31, 2019	$—	$(375)	$3	$(372)

Power	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(347)	$175	$(172)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(175)	(175)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	—	(13)	(13)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	6	2	8
Net Current Period Other Comprehensive Income (Loss)	—	6	(11)	(5)
Net Change in Accumulated Other Comprehensive Income (Loss)	—	6	(186)	(180)
Balance as of March 31, 2018	$—	$(341)	$(11)	$(352)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$7	$(2)	$5
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(12)	4	(8)
Total Pension and OPEB Plans		(5)	2	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(1)	—	(1)
Total Available-for-Sale Debt Securities		(1)	—	(1)
Total		$(6)	$2	$(4)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(12)	3	(9)
Total Pension and OPEB Plans		(11)	3	(8)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(4)	2	(2)
Total Available-for-Sale Debt Securities		(4)	2	(2)
Total		$(15)	$5	$(10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$6	$(2)	$4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)
Total Pension and OPEB Plans		(4)	1	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(1)	—	(1)
Total Available-for-Sale Debt Securities		(1)	—	(1)
Total		$(5)	$1	$(4)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)
Total Pension and OPEB Plans		(9)	3	(6)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(4)	2	(2)
Total Available-for-Sale Debt Securities		(4)	2	(2)
Total		$(13)	$5	$(8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Earnings Per Share (EPS) and Dividends
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

	Three Months Ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$700	$700	$558	$558
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	504	504
Effect of Stock Based Compensation Awards	—	3	—	3
Total Shares	504	507	504	507

EPS
Net Income	$1.39	$1.38	$1.11	$1.10

Dividends

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2019	2018
Per Share	$0.47	$0.45
In Millions	$238	$227

On April 16, 2019, the PSEG Board approved a $0.47 per share common stock dividend for the second quarter of 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Financial Information by Business Segment

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended March 31, 2019
Operating Revenues	$2,032	$1,416	$141	$(609)	$2,980
Net Income (Loss)	403	296	1	—	700
Gross Additions to Long-Lived Assets	625	167	3	—	795
Three Months Ended March 31, 2018
Operating Revenues	$1,845	$1,403	$147	$(577)	$2,818
Net Income (Loss)	319	234	5	—	558
Gross Additions to Long-Lived Assets	750	299	4	—	1,053
As of March 31, 2019
Total Assets	$31,500	$12,671	$2,333	$(748)	$45,756
Investments in Equity Method Subsidiaries	$—	$86	$—	$—	$86
As of December 31, 2018
Total Assets	$31,109	$12,594	$2,604	$(981)	$45,326
Investments in Equity Method Subsidiaries	$—	$86	$—	$—	$86

(A)
Includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

(B)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and Power. For a further discussion of the intercompany transactions between PSE&G and Power, see Note 20. Related-Party Transactions.

Note 20. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2019	2018
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$633	$578
Administrative Billings from Services (B)	75	83
Total Billings from Affiliates	$708	$661

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	March 31, 2019	December 31, 2018
	Millions
Receivables from PSEG (C)	$—	$123
Payable to Power (A)	$207	$245
Payable to Services (B)	62	76
Payables to PSEG (C)	5	—
Accounts Payable—Affiliated Companies	$274	$321
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$69	$69

Power
The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2019	2018
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$633	$578
Billings from Affiliates:
Administrative Billings from Services (B)	$45	$43

	As of	As of
Related-Party Transactions	March 31, 2019	December 31, 2018
	Millions
Receivable from PSE&G (A)	$207	$245
Receivables from PSEG (C)	77	29
Accounts Receivable—Affiliated Companies	$284	$274
Payable to Services (B)	$21	$16
Accounts Payable—Affiliated Companies	$21	$16
Short-Term Loan to (from) Affiliate (E)	$87	$(193)
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$82	$76

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

Note 21. Guarantees of Debt
Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries, as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended March 31, 2019
Operating Revenues	$—	$1,401	$56	$(41)	$1,416
Operating Expenses	1	1,094	61	(41)	1,115
Operating Income (Loss)	(1)	307	(5)	—	301
Equity Earnings (Losses) of Subsidiaries	309	(8)	2	(301)	2
Net Gains (Losses) on Trust Investments	1	125	—	—	126
Other Income (Deductions)	47	55	—	(89)	13
Non-Operating Pension and OPEB Credits (Costs)	—	3	—	—	3
Interest Expense	(75)	(31)	(8)	89	(25)
Income Tax Benefit (Expense)	15	(144)	5	—	(124)
Net Income (Loss)	$296	$307	$(6)	$(301)	$296
Comprehensive Income (Loss)	$312	$322	$(6)	$(316)	$312
Three Months Ended March 31, 2019
Net Cash Provided By (Used In) Operating Activities	$(22)	$799	$43	$(94)	$726
Net Cash Provided By (Used In) Investing Activities	$(167)	$(713)	$(124)	$728	$(276)
Net Cash Provided By (Used In) Financing Activities	$189	$(86)	$87	$(634)	$(444)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended March 31, 2018
Operating Revenues	$—	$1,386	$51	$(34)	$1,403
Operating Expenses	—	1,056	52	(34)	1,074
Operating Income (Loss)	—	330	(1)	—	329
Equity Earnings (Losses) of Subsidiaries	234	(3)	2	(231)	2
Net Gains (Losses) on Trust Investments	—	(22)	—	—	(22)
Other Income (Deductions)	35	33	—	(57)	11
Non-Operating Pension and OPEB Credits (Costs)	—	4	—	—	4
Interest Expense	(42)	(17)	(5)	57	(7)
Income Tax Benefit (Expense)	7	(92)	2	—	(83)
Net Income (Loss)	$234	$233	$(2)	$(231)	$234
Comprehensive Income (Loss)	$229	$223	$(2)	$(221)	$229
Three Months Ended March 31, 2018
Net Cash Provided By (Used In) Operating Activities	$(5)	$525	$(49)	$71	$542
Net Cash Provided By (Used In) Investing Activities	$(215)	$(625)	$(82)	$605	$(317)
Net Cash Provided By (Used In) Financing Activities	$220	$100	$111	$(677)	$(246)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of March 31, 2019
Current Assets	$4,518	$1,693	$318	$(5,217)	$1,312
Property, Plant and Equipment, net	48	4,915	3,913	—	8,876
Investment in Subsidiaries	5,309	1,099	—	(6,408)	—
Noncurrent Assets	278	2,277	137	(209)	2,483
Total Assets	$10,153	$9,984	$4,368	$(11,834)	$12,671
Current Liabilities	$776	$2,966	$2,113	$(5,217)	$638
Noncurrent Liabilities	519	2,072	793	(209)	3,175
Long-Term Debt	2,836	—	—	—	2,836
Member’s Equity	6,022	4,946	1,462	(6,408)	6,022
Total Liabilities and Member’s Equity	$10,153	$9,984	$4,368	$(11,834)	$12,671
As of December 31, 2018
Current Assets	$4,317	$1,479	$304	$(4,593)	$1,507
Property, Plant and Equipment, net	49	4,971	3,822	—	8,842
Investment in Subsidiaries	5,062	1,107	—	(6,169)	—
Noncurrent Assets	273	2,109	101	(238)	2,245
Total Assets	$9,701	$9,666	$4,227	$(11,000)	$12,594
Current Liabilities	$437	$2,971	$2,027	$(4,593)	$842
Noncurrent Liabilities	513	1,996	730	(238)	3,001
Long-Term Debt	2,791	—	—	—	2,791
Member’s Equity	5,960	4,699	1,470	(6,169)	5,960
Total Liabilities and Member’s Equity	$9,701	$9,666	$4,227	$(11,000)	$12,594

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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
Our business discussion in Part I, Item 1. Business of our 2018 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2018 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2019 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the Form 10-K.

EXECUTIVE OVERVIEW OF 2019 AND FUTURE OUTLOOK
Our business plan is designed to achieve growth while managing the risks associated with fluctuating commodity prices and changes in customer demand.
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. Over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G. Over the next five years, we expect to invest between $11 billion and $16 billion in our business which is expected to provide an annual rate base growth of 7%—9%.
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
In June 2018, we filed for our Energy Strong Program II (ES II), a proposed five-year $2.5 billion program to harden, modernize and make our electric and gas distribution systems more resilient. The size and duration of ES II, as well as certain other elements of the program, are subject to BPU approval. The review process is expected to conclude in the third quarter of 2019.

In October 2018, we filed our proposed Clean Energy Future (CEF) program with the BPU, a six-year estimated $3.5 billion investment covering four programs; (i) an Energy Efficiency (EE) program totaling $2.5 billion of investment designed to achieve energy efficiency targets required under New Jersey’s Clean Energy law; (ii) an Electric Vehicle (EV) infrastructure program; (iii) an Energy Storage (ES) program and (iv) an Energy Cloud (EC) program which will include installing approximately two million electric smart meters and associated infrastructure. The review process for the CEF-EE program is expected to conclude by the third quarter of 2019. The CEF-EV/ES and CEF-EC programs will have separate procedural schedules.
In November 2018, the New Jersey Division of Rate Counsel (Rate Counsel) filed a motion to dismiss the CEF-EC filing on the basis that the BPU announced a moratorium on electric distribution companies’ advanced meter infrastructure programs. In December 2018, Rate Counsel filed a motion to stay the CEF-EV/ES filing, arguing that the BPU should conclude other regulatory proceedings addressing EVs and ES, including the new Energy Master Plan and initiatives required by the Clean Energy Act, before it rules on PSE&G’s program. We opposed Rate Counsel’s motions, asking for the BPU to permit these filings to proceed. There is no timetable for the BPU to decide on Rate Counsel’s motions.
We also continue to invest in transmission infrastructure in order to (i) maintain and enhance system integrity and grid reliability, grid security and safety, (ii) address an aging transmission infrastructure, (iii) leverage technology to improve the operation of the system, (iv) reduce transmission constraints, (v) meet growing demand and (vi) meet environmental requirements and standards set by various regulatory bodies. Our planned capital spending for transmission in 2019-2021 is $3.4 billion.
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
In mid-2018, we commenced commercial operations of Keys Energy Center (Keys) and Sewaren 7. Construction continues on Bridgeport Harbor Station Unit 5 (BH5), which is targeted for commercial operation in mid-2019. Our investments in these units reflect our recognition of the value of opportunistic growth in the Power business. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and enhance the environmental profile and overall efficiency of Power’s generation fleet.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. In the first three months of 2019, our

•	utility continued its efforts to control costs while maintaining strong operational performance,

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 14 terawatt hours while addressing fuel availability and price volatility, and

•	total nuclear fleet achieved a capacity factor of 98.0%.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first three months of 2019 as we

•	maintained sufficient liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2019 to $1.88 per share.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources, and the impacts of the Tax Cuts and Jobs Act of 2017 (Tax Act) without the issuance of new equity. For additional information on the impacts of the Tax Act, see Tax Legislation below.
Financial Results
As a result of the settlement of PSE&G’s distribution base rate proceeding in October 2018, with new rates effective November 1, 2018, PSE&G expects a net reduction in overall annual revenues of approximately $13 million. This is comprised of a $212 million increase in base revenues, including recovery of deferred storm costs, offset by the return of tax benefits of approximately $225 million. The tax benefits include the flow-back to customers of excess accumulated deferred income taxes resulting from the reduction of the federal income tax rates provided in the Tax Act as well as the accumulated deferred income taxes from previously realized tax repair deductions and tax benefits from future tax repair deductions as realized.
PSE&G also filed a revised 2019 Annual Transmission Formula Rate Update to include the refund of the approved excess deferred income tax benefits. The revised 2019 Annual Transmission Formula Rate, as filed with FERC in January 2019, decreases overall annual transmission revenues by approximately $54 million, subject to true-up.
The results for PSEG, PSE&G and Power for the three months ended March 31, 2019 and 2018 are presented as follows:

	Three Months Ended
	March 31,
Earnings (Losses)	2019	2018
	Millions
PSE&G	$403	$319
Power	296	234
Other (A)	1	5
PSEG Net Income	$700	$558

PSEG Net Income Per Share (Diluted)	$1.38	$1.10

(A)	Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended
	March 31,
	2019	2018
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$76	$(16)
Non-Trading MTM Gains (Losses) (C)	$76	$85

(A)
NDT Fund Income (Expense) includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 1. Note 9. Trust Investments for additional information. NDT Fund Income (Expense) also includes interest and dividend income and other costs related to the NDT Fund recorded in Other Income (Deductions), interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO) recorded in Operation and Maintenance (O&M) Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.

(B)	Net of tax (expense) benefit of $(51) million and $8 million for the three months ended March 31, 2019 and 2018, respectively.

(C)	Net of tax expense of $(30) million and $(33) million for the three months ended March 31, 2019 and 2018, respectively.
Our $142 million increase in Net Income for the three months ended March 31, 2019 was driven largely by

•	net unrealized gains in 2019 as compared to net unrealized losses in 2018 on equity securities in the NDT Fund at Power, and

•	higher earnings due to investments in T&D programs and the favorable impact of new rates effective November 1, 2018 as a result of the BPU approval of our distribution base rate proceeding at PSE&G.

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
Disciplined Investment
We utilize rigorous criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure and improving our environmental footprint to align with public policy objectives. In the first three months of 2019, we

•	made additional investments in T&D infrastructure projects,

•	continued to execute our Energy Efficiency and other existing BPU-approved utility programs, and

•	continued construction of our BH5 generation project, the final stage of our investment program in combined cycle gas turbines.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect us, see Part I, Item 1. Business—Regulatory Issues in our Form 10-K and Item 5. Other Information in this Quarterly Report on Form 10-Q.
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
In October 2018, FERC issued an order establishing a new framework for determining whether a company’s ROE is unjust and unreasonable. FERC proposes to rely on financial models to establish a composite zone of reasonableness that will be used to determine whether an ROE complaint should be dismissed. If FERC determines that an ROE for a company is not just and reasonable, it intends to reset the ROE based on averaging the results of various financial models. We continue to analyze the potential impact of these methodologies and cannot predict the outcome of ongoing ROE proceedings.
In March 2019, FERC issued two Notices of Inquiry (NOI) that could affect a company’s ROE: (i) an NOI seeking comment on improvements to FERC’s electric transmission incentives policy to ensure that it appropriately encourages the development of the infrastructure needed to ensure grid reliability and reduce congestion to lower the cost of power for consumers (Incentive NOI), and (ii) an NOI seeking comments whether, and if so how, FERC should change its policies for establishing just and reasonable ROEs. The Incentive NOI is intended to examine whether existing incentives, such as the 50 basis point adder for Regional Transmission Organization membership, should continue to be granted and whether new incentives should be established.
Wholesale Power Market Design
In June 2018, FERC issued an order finding that PJM’s current capacity market is not just and reasonable because it enabled state-supported resources to bid below their costs which resulted in suppressed clearing prices. In particular, FERC found that nuclear generating units that receive zero emission certificate payments were of concern. Depending on the outcome of this matter, our generating stations could also be impacted.
In October 2018, PJM filed with FERC to revise the shape of the Variable Resource Requirement (VRR) curve that will be implemented for the capacity auction to be held in August 2019. The VRR curve is the administratively determined demand curve that serves as one of the key elements for establishing the amount of generation capacity to be procured in the auction. PJM’s proposed tariff revisions will result in lower Cost of New Entry (CONE) values as compared to the currently effective VRR curve. PSEG protested PJM’s proposal on the grounds that it would result in understated prices for capacity relative to the cost of constructing a new reference generating unit and will result in prices that are unjust and unreasonable. In April 2019, FERC issued an Order approving PJM’s filing without modification and these changes are expected to be in place for the 2022/2023 PJM capacity auction to be held in August 2019.
Environmental Regulation
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
For further information regarding the matters described above, as well as other matters that may impact our financial condition and results of operations, see Item 1. Note 11. Commitments and Contingent Liabilities.
Nuclear
In May 2018, the governor of New Jersey signed legislation, referred to as the Zero Emission Certificate (ZEC) legislation, that recognizes that nuclear power is a critical component of New Jersey’s clean energy portfolio and an important element of a diverse energy generation portfolio that currently meets approximately 40 percent of New Jersey’s electric power needs. The ZEC legislation created a program administered by the BPU. The BPU established processes to provide for the purchase of ZECs from selected nuclear plants and recovery of those ZEC payments through a non-bypassable distribution charge (ZEC charge) in the amount of $0.004 per kilowatt-hour (which is equivalent to approximately $10 per megawatt hour (MWh)) in payments to selected nuclear plants.
In April 2019, Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs. As a result, the final “must-offer” exception requests and deactivation notices previously submitted to the PJM Independent Market Monitor and the PJM Office of Interconnection for the Salem and Hope Creek plants have been withdrawn. These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations, subject to exceptions specified in the ZEC legislation. Power anticipates it will recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC legislation requires nuclear plants to reapply for any subsequent three year periods. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by preventing the retirement of nuclear plants. The financial condition of the plants may nonetheless be materially adversely impacted by potential changes to the capacity market construct being considered by FERC (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC authorized capacity mechanism), and, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors. Absent a material financial change, these adverse impacts could still result in Power taking all necessary steps to retire all of these plants following the end of the initial three year term of the ZECs program. Retirement of these plants would result in a material adverse impact on PSEG’s and Power’s financial results.
In addition, in April 2019 Salem 1 began a scheduled refueling outage during which we planned to continue the replacement of degraded bolts inside the reactor vessel. Following an inspection and testing, it was revealed that a significantly larger number of bolts than initially anticipated will require replacement during this outage. As a result, we expect the duration of this outage to be longer than planned, which will impact Salem Unit 1’s production and margin, including the amount of ZEC payments received by Salem 1. Lower production at Salem 1 may be offset by increased production at our combined cycle generating stations.

Fossil
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
California Solar Facilities
As part of its solar production portfolio, Power owns and operates two California-based solar facilities with an aggregate capacity of approximately 30 MW direct current whose output is sold to Pacific Gas and Electric Company (PG&E) under power purchase agreements (PPAs) with twenty year terms. The net book value of these solar facilities was approximately $57 million as of March 31, 2019. In January 2019, PG&E and its parent company PG&E Corporation filed for Chapter 11 bankruptcy protection. Power cannot predict the ultimate outcome that this bankruptcy proceeding will have on our ability to collect all of the revenues from these facilities due under the PPAs; however, any adverse changes to the terms of Power’s PPAs as a result of this bankruptcy proceeding could result in the future impairment of these assets in amounts up to their current net book value.
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
Leveraged Leases
In December 2018, NRG REMA, LLC emerged from its in-court proceeding under Chapter 11 of the Bankruptcy Code. As a result of the restructuring, the remaining deferred tax liabilities related to the Keystone and Conemaugh lease investments were reclassified to current tax liabilities. PSEG expects to pay approximately $120 million to taxing authorities resulting from this restructuring activity.
Additional facilities in our leveraged lease portfolio include the Shawville, Joliet and Powerton generating facilities. Converted natural gas units such as Shawville and Joliet may have higher operating costs and fuel consumption, as well as longer start-up times, compared to newer combined cycle gas units. Powerton is a coal-fired generating facility in Illinois. Each of these three facilities may not be as economically competitive as newer combined cycle gas units and could continue to be adversely impacted by the same economic conditions experienced by other less efficient natural gas and coal generation facilities, which could require Energy Holdings to write down the residual value of the leveraged lease receivables associated with these facilities.
Tax Legislation
The Tax Act, among other things, decreased the statutory U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018, and made certain changes to the bonus depreciation and interest disallowance rules.
In August 2018, the Internal Revenue Service (IRS) issued a Notice of Proposed Rulemaking (Notice) regarding the application of tax depreciation rules as amended by the Tax Act. While the Notice provides some guidance as to the application of the changes made by the Tax Act to the bonus depreciation rules, certain aspects remain unclear. Further, in November 2018 the IRS issued Proposed Regulations addressing the interest disallowance rules contained in the Tax Act. For non-regulated businesses, these rules set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2019, PSEG and Power expect that a portion of their interest will be disallowed in the current period but realized in future periods. However, certain aspects of the proposed regulations are unclear. Therefore, we recorded taxes based on our interpretation of the relevant statute. Such amounts are subject to change based on several factors, including but not limited to, the IRS and state taxing authorities issuing final guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and Power’s financial statements. For additional information, see Item 1. Note 16. Income Taxes.
In July 2018, the State of New Jersey made changes to its income tax laws, including imposing a temporary surtax of 2.5% effective January 1, 2018 and 2019 and 1.5% in 2020 and 2021, as well as requiring corporate taxpayers to file in a combined reporting group as defined under New Jersey law starting in 2019. Both provisions include an exemption for public utilities. We believe PSE&G meets the definition of a public utility and, therefore, will not be impacted by the temporary surtax or be included in the combined reporting group. We expect these new provisions to unfavorably affect our non-utility business. In accordance with accounting principles generally accepted in the United States for income taxes, deferred taxes are required to be measured at the enacted tax rate expected to apply to taxable income in the periods in which the deferred taxes are expected to settle. The newly enacted New Jersey tax legislation did not have a material impact on PSEG’s deferred income tax balance.
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

•
obtain approval of and execute our utility capital investment program, including ES II, GSMP II, our CEF program and transmission and other investments that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,

•	effectively complete construction of BH5,

•
advocate for measures to ensure the implementation by PJM and FERC of market design and transmission planning rules that continue to promote fair and efficient electricity markets, including recognition of the cost of emissions,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
In addition to the risks described elsewhere in this Form 10-Q and in our Form 10-K, for 2019 and beyond, the key issues and challenges we expect our business to confront include:

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

RESULTS OF OPERATIONS
PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, PSE&G and Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 1. Note 20. Related-Party Transactions.

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2019	2018	2019 vs. 2018
	Millions		Millions	%
Operating Revenues	$2,980	$2,818	$162	6
Energy Costs	1,124	952	172	18
Operation and Maintenance	756	754	2	—
Depreciation and Amortization	314	280	34	12
Income from Equity Method Investments	2	2	—	—
Net Gains (Losses) on Trust Investments	128	(22)	150	N/A
Other Income (Deductions)	33	32	1	3
Non-Operating Pension and OPEB Credits (Costs)	33	19	14	74
Interest Expense	133	103	30	29
Income Tax Expense	149	202	(53)	(26)

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2019	2018	2019 vs. 2018
	Millions		Millions	%
Operating Revenues	$2,032	$1,845	$187	10
Energy Costs	947	782	165	21
Operation and Maintenance	408	391	17	4
Depreciation and Amortization	212	190	22	12
Net Gains (Losses) on Trust Investments	1	—	1	N/A
Other Income (Deductions)	19	20	(1)	(5)
Non-Operating Pension and OPEB Credits (Costs)	30	15	15	100
Interest Expense	87	81	6	7
Income Tax Expense	25	117	(92)	(79)

Three Months Ended March 31, 2019 as Compared to 2018
Operating Revenues increased $187 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues decreased $22 million due primarily to

•
Gas, Electric and Transmission revenue requirements were reduced by $129 million due to the flowback of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits as a result of settlements with the BPU and FERC. This reduction is offset in Income Tax Expense.

•
Gas distribution revenues increased $54 million due primarily to a $46 million increase due to the favorable impact of the distribution tariff rate effective November 2018, a $10 million increase from the inclusion of GSMP I in base rates, and a $9 million increase due to higher sales volumes. These increases were partially offset by decreases in 2019 of $9 million in Weather Normalization Clause collections and $2 million in Green Program Recovery Charges (GPRC).

•
Electric distribution revenues increased $29 million due to a $20 million increase resulting from the favorable impact of the distribution tariff rate, a $5 million increase due to higher sales volumes and a $4 million increase in GPRC collections.

•	Transmission revenues were $24 million higher due to revenue requirements calculated through our transmission formula rate.
Commodity Revenues increased $165 million as a result of higher Gas and Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic gas supply service (BGSS) and BGS to retail customers.

•	Gas commodity revenues increased $133 million due to higher BGSS prices of $94 million and higher BGSS sales volumes of $39 million.

•
Electric commodity revenues increased $32 million due primarily to $21 million in higher BGS sales volumes and $15 million in higher BGS prices. These increases were partially offset by $2 million decreases in each of sales of solar renewable energy credits and the Non-Utility Generation Charge.

Clause Revenues increased $47 million due to a $31 million increase in Tax Adjustment Credit (TAC) deferrals, higher Societal Benefit Charge (SBC) collections of $11 million and a $6 million increase in Margin Adjustment Clause (MAC) revenues. These increases were partially offset by a $1 million decrease in GPRC deferrals. The changes in the SBC and MAC collections and TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expenses. PSE&G does not earn margin on SBC or MAC collections or on TAC or GPRC deferrals.
Operating Expenses
Energy Costs increased $165 million. This is entirely offset by the change in Commodity Revenues.
Operation and Maintenance increased $17 million due primarily to a net $26 million increase in clause and renewable related expenditures. This increase was partially offset by a $9 million reduction in seasonal storm costs.
Depreciation and Amortization increased $22 million due primarily to a $17 million increase in depreciation related to additional plant placed into service, an increase of $3 million in the amortization of Regulatory Assets and a $2 million increase due to revised depreciation rates effective November 2018.
Non-Operating Pension and OPEB Credits (Costs) reflect an increase of $15 million in credits due to a $26 million decrease in the amortization of the prior service cost, partially offset by an $8 million reduction in the long-term expected return on plan assets, a $2 million increase in the amortization of the net unrecognized loss and a $1 million increase in interest cost.
Interest Expense increased $6 million due primarily related to net debt issuances in May and September 2018.
Income Tax Expense decreased $92 million due primarily to the flowback of excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes.

Power

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2019	2018	2019 vs. 2018
	Millions		Millions	%
Operating Revenues	$1,416	$1,403	$13	1
Energy Costs	786	746	40	5
Operation and Maintenance	235	246	(11)	(4)
Depreciation and Amortization	94	82	12	15
Income from Equity Method Investments	2	2	—	—
Net Gains (Losses) on Trust Investments	126	(22)	148	N/A
Other Income (Deductions)	13	11	2	18
Non-Operating Pension and OPEB Credits (Costs)	3	4	(1)	(25)
Interest Expense	25	7	18	N/A
Income Tax Expense (Benefit)	124	83	41	49

Three Months Ended March 31, 2019 as Compared to 2018
Operating Revenues increased $13 million due primarily to changes in generation and gas supply revenues.
Gas Supply Revenues increased $37 million due primarily to

•
an increase of $52 million in sales under the BGSS contract, of which $30 million was due to higher average sales prices and $22 million to an increase in sales volumes during the 2019 winter heating season,

•	partially offset by a decrease of $18 million related to sales to third parties, of which $14 million was due to lower average sales prices and $4 million to lower volumes sold.
Generation Revenues decreased $24 million due primarily to

•
a net decrease of $44 million due to lower MTM gains in 2019 as compared to 2018. Of this amount, a $53 million decrease was due to gains on positions reclassified to realized upon settlement, partially offset by a $9 million increase from changes in forward prices this year as compared to last year, and

•	a net decrease of $39 million in electricity sold under our BGS contracts due to lower volumes and lower prices,

•
partially offset by a net increase of $48 million due primarily to higher volumes of electricity sold in the PJM region and under wholesale load contracts in the New England (NE) region, partially offset by lower average realized prices in the PJM region, and

•	a net increase of $14 million in capacity revenues due primarily to an increase in auction prices in the PJM region.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $40 million due to
Gas costs increased $41 million due mainly to

•
an increase of $50 million related to sales under the BGSS contract, of which $33 million was due to an increase in the average cost of gas and $17 million to an increase in send-out volumes during the 2019 winter heating season,

•	partially offset by a net decrease of $8 million related to sales to third parties due primarily to a decrease in volumes sold, partially offset by an increase in gas costs.
Generation costs decreased $1 million due primarily to

•	a decrease of $29 million due to MTM gains in 2019 as compared to losses in 2018 due to changes in forward prices, and

•	a net decrease of $6 million from charges primarily related to additional retirement costs incurred in 2018 associated with early retirement of the Mercer and Hudson coal units,

•
partially offset by higher fuel costs of $27 million, reflecting utilization of higher volumes of gas, primarily due to the commencement of commercial operations of Keys and Sewaren 7 fossil stations in mid-2018, coupled with higher prices of gas in the PJM region, partially offset by the utilization of lower volumes and gas prices in the New York region, lower volumes of oil in the PJM region, and lower coal prices in the PJM and NE regions, and

•	a net increase of $7 million primarily due to higher volumes of energy purchased in the NE region to serve load obligations.
Operation and Maintenance decreased $11 million due primarily to

•	a $14 million net decrease at our fossil plants, largely due to higher planned outage costs in 2018,

•
partially offset by a net increase related to our nuclear plants, due primarily to planned outage costs incurred in 2019 for our 57%-owned Salem Unit 1 as compared to planned outage costs at our 100%-owned Hope Creek nuclear plant in 2018.

Depreciation and Amortization increased $12 million due primarily to Keys and Sewaren 7 fossil stations being placed into service.
Net Gains (Losses) on Trust Investments increased $148 million due primarily to a $133 million increase resulting from net unrealized gains in 2019 as compared to net unrealized losses in 2018 on equity investments in the NDT Fund and a $14 million increase in net realized gains on NDT Fund investments.
Interest Expense increased $18 million due primarily to $14 million in lower capitalized interest as a result of Keys and Sewaren 7 fossil stations being placed into service.
Income Tax Expense (Benefit) increased $41 million due primarily to higher pre-tax income in 2019, including income from the NDT qualified fund, which is subject to an additional trust tax.

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
For the three months ended March 31, 2019, our operating cash flow increased $78 million as compared to the same period in 2018. The net changes were primarily due to the net changes from our subsidiaries as discussed below.
PSE&G
PSE&G’s operating cash flow decreased $57 million from $577 million to $520 million for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to a decrease of $143 million relating to accounts receivable and unbilled revenues due primarily to higher billings in 2019 reflecting increased prices and volumes and $96 million in increased vendor payments, offset by tax refunds in 2019, an increase of $75 million from a change in regulatory deferrals and higher earnings.
Power
Power’s operating cash flow increased $184 million from $542 million to $726 million for the three months ended March 31, 2019, as compared to the same period in 2018, due to a decrease in margin deposit requirements of $165 million, a $56 million increase in fuels, materials and supplies and higher earnings, partially offset by a $59 million decrease from net collections of counterparty receivables.
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
Our total credit facilities and available liquidity as of March 31, 2019 were as follows:

Company/Facility	As of March 31, 2019
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$802	$698
PSE&G	600	380	220
Power	2,100	143	1,957
Total	$4,200	$1,325	$2,875

As of March 31, 2019, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of Power’s credit rating certain of Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if Power were to lose its investment grade credit rating was approximately $850 million and $857 million as of March 31, 2019 and December 31, 2018, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months, PSEG has $400 million of 1.60% Senior Notes maturing in November 2019. PSE&G has $250 million of 1.80% Medium Term Notes maturing in June 2019 and $250 million of 2.00% Medium Term Notes maturing in August 2019.
For additional information see Item 1. Note 12. Debt and Credit Facilities.
Common Stock Dividends
On April 16, 2019, our Board of Directors declared a $0.47 dividend per share of common stock for the second quarter of 2019. This reflects an indicative annual dividend rate of $1.88 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 18. Earnings Per Share (EPS) and Dividends.
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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our Form 10-K. See Executive Overview of 2019 and Future Outlook for additional information.
PSE&G
During the three months ended March 31, 2019, PSE&G made capital expenditures of $630 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $30 million, which are included in operating cash flows.
Power
During the three months ended March 31, 2019, Power made capital expenditures of $156 million, excluding $11 million for nuclear fuel, primarily related to our BH5 and other generation projects.
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
From January through March 2019, MTM VaR was relatively stable between a low of $6 million and a high of $35 million at the 95% confidence level. The range of VaR was narrower for the three months ended March 31, 2019 as compared with the year ended December 31, 2018.

	MTM VaR
	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$8	$21
Average for the Period	$15	$14
High	$35	$46
Low	$6	$6
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$12	$32
Average for the Period	$23	$22
High	$54	$72
Low	$9	$9

See Item 1. Note 13. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
PSEG, PSE&G and Power
There have been no changes in internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the Form 10-K, see Part I, Item 1. Note 11. Commitments and Contingent Liabilities and Item 5. Other Information.

ITEM 1A.	RISK FACTORS
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our Form 10-K, which describes various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. There have been no material changes to the risk factors set forth in the above-referenced filings as of March 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2018, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest or be exercised in 2019. The following table indicates our common share repurchases in the open market during the first quarter of 2019.

Three Months Ended March 31, 2019	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31	900,000	$51.15
February 1 - February 28	—	$—
March 1 - March 31	—	$—

ITEM 5. OTHER INFORMATION
Certain information reported in the Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.
Federal Regulation
Energy Clearing Prices
December 31, 2018 From 10-K page 15. As part of its broader initiative regarding energy market price formation rules, in April 2019 FERC issued a final Order on fast-start pricing applicable to resources in PJM and the New York ISO (NYISO). In its Order FERC found that current fast-start pricing practices are unjust and unreasonable because they do not allow prices to reflect the marginal cost of serving load. FERC has required that each of PJM and NYISO make various changes to their respective tariffs to allow the start-up costs of fast-start resources to be reflected in prices, among other things. We will continue to participate in this process before FERC.
December 31, 2018 From 10-K page 16. In March 2019, PJM filed a proposal under section 206 of the Federal Power Act to modify the curves used for pricing reserves with FERC. The reforms include a consolidation of synchronized reserve products, improved use of existing capability for locational reserve needs, better alignment of reserve products in day-ahead and real-time markets, a downward-sloping operating reserve demand curve, and increased penalty factors to ensure use of all supply prior to a reserve shortage. If placed into effect, these reforms are expected to improve energy and reserve prices by ensuring that when operators commit resources to ensure reliability, the commitments are reflected in market clearing prices. However, these reforms could result in lower capacity payments. There is no timeline for this type of filing and therefore we cannot predict when FERC will act on the filing or the outcome of this matter.

Capacity Market Issues
December 31, 2018 Form 10-K page 16. In October 2018, PJM filed with FERC to revise the shape of the VRR curve that will be implemented for the capacity auction to be held in August 2019. The VRR curve is the administratively determined demand curve that serves as one of the key elements for establishing the amount of generation capacity to be procured in the auction. PJM’s proposed tariff revisions will result in lower CONE values as compared to the currently effective VRR curve. PSEG protested PJM’s proposal on the grounds that it would result in understated prices for capacity relative to the cost of constructing a new reference generating unit and will result in prices that are unjust and unreasonable. In April 2019, FERC issued an Order approving PJM’s filing without modification and these changes are expected to be in place for the 2022/2023 PJM capacity auction to be held in August 2019.
Transmission Regulation-Transmission Policy Developments
December 31, 2018 Form 10-K page 17. There are several matters pending before FERC that concern the allocation of costs associated with transmission projects contending that insufficient levels of costs are being allocated to customers in the PSE&G transmission zone. Projects involved include the Artificial Island project and the Bergen-Linden Corridor (BLC) project in New Jersey. In April 2016, FERC issued orders denying the complaints and leaving the current cost allocation in effect as to the Bergen-Linden project. The BLC order is subject to a pending rehearing request. In March 2019, FERC issued an order establishing an alternative cost allocation methodology for the Artificial Island project. This resulted in increased costs being allocated to the PSE&G zone.
Another proceeding is a matter remanded from a federal appellate court concerning the appropriate cost allocation for certain 500 kilovolt (kV) projects in PJM that either have been built or are in the process of being built. In May 2018, FERC approved a settlement for this matter that is expected to result in increased annual cost allocations to customers in the PSE&G transmission zone. The cost reallocation was implemented by PJM in July 2018. Under this settlement, Power, as a BGS supplier is obligated to pay amounts previously paid by other PJM transmission customers. The approved settlement is subject to a pending rehearing request.
Transmission Regulation—Transmission Rate Proceedings and Return on Equity (ROE)
December 31, 2018 Form 10-K page 17. In October 2018, FERC issued an order establishing a new framework for determining whether a company’s ROE is unjust and unreasonable. FERC proposes to rely on financial models to establish a composite zone of reasonableness that will be used to determine whether an ROE complaint should be dismissed. If FERC determines that an ROE for a company is not just and reasonable, it intends to reset the ROE based on averaging the results of various financial models.
In March 2019, FERC issued two NOIs that could affect a company’s ROE: (i) an NOI seeking comment on improvements to FERC’s electric transmission incentives policy to ensure that it appropriately encourages the development of the infrastructure needed to ensure grid reliability and reduce congestion to lower the cost of power for consumers (Incentive NOI) and (ii) an NOI seeking comments whether, and if so how, FERC should change its policies for establishing just and reasonable ROEs. The Incentive NOI is intended to examine whether existing incentives, such as the 50 basis point adder for RTO membership, should continue to be granted and whether new incentives should be established. The Incentive NOI includes the consideration of incentives for economic efficiency and reliability benefits, RTO membership, improvements to existing transmission facilities, consideration of the costs and benefits of projects in awarding incentives, and determination of whether to review incentive applications on a case-specific or standardized basis. While we cannot predict the outcome of ongoing transmission ROE proceedings, an adverse change to PSE&G’s base transmission ROE or ROE incentives could be material.
BGSS Process
December 31, 2018 Form 10-K page 19. In November 2017, the Retail Energy Supply Association (RESA) made a filing with the BPU requesting that the BPU revisit the BGSS process and establish a gas capacity release program. In March 2018, the RESA filed an amended petition with the BPU requesting a formal proceeding to establish a gas capacity release program. This filing applied to all New Jersey gas utilities. In late February 2019, the BPU found that RESA had not demonstrated that the gas utilities have sufficient excess capacity to create the type of release program proposed by RESA and determined to close the proceeding commenced by RESA’s filing.
As a result of representations made by RESA regarding concerns over sufficient gas capacity for all New Jersey customers, including those served by third party suppliers, the BPU opened a stakeholder proceeding. This proceeding will explore whether sufficient gas capacity has been secured to serve all New Jersey natural gas customers, whether served through BGSS or a third party supplier. In addition, the proceeding will review whether, and to what extent, third party suppliers are providing savings to New Jersey customers on their natural gas supply.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10:	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective April 15, 2019
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. PSE&G:
Exhibit 10:	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective April 15, 2019
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. Power:
Exhibit 10:	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective April 15, 2019
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
(Registrant)

By:	/S/ ROSE M. CHERNICK
Rose M. Chernick Vice President and Controller (Principal Accounting Officer)
Date: May 2, 2019

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
(Registrant)

By:	/S/ ROSE M. CHERNICK
Rose M. Chernick Vice President and Controller (Principal Accounting Officer)
Date: May 2, 2019

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG POWER LLC
(Registrant)

By:	/S/ ROSE M. CHERNICK
Rose M. Chernick Vice President and Controller (Principal Accounting Officer)
Date: May 2, 2019