Form 10-Q
period 2019-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2019-07-31
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO

Commission File Number	Name of Registrant, Address, and Telephone Number			State or other jurisdiction of Incorporation	I.R.S. Employer Identification Number
001-09120	Public Service Enterprise Group Incorporated			New Jersey	22-2625848
80 Park Plaza
	Newark,	New Jersey	07102
	973	430-7000

001-00973	Public Service Electric and Gas Company			New Jersey	22-1212800
80 Park Plaza
	Newark,	New Jersey	07102
	973	430-7000

001-34232	PSEG Power LLC			Delaware	22-3663480
80 Park Plaza
	Newark,	New Jersey	07102
	973	430-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Public Service Enterprise Group Incorporated
Common Stock without par value	PEG	New York Stock Exchange
Public Service Electric and Gas Company
9.25% First and Refunding Mortgage Bonds, Series CC, due 2021	PEG21	New York Stock Exchange
8.00% First and Refunding Mortgage Bonds, due 2037	PEG37D	New York Stock Exchange
5.00% First and Refunding Mortgage Bonds, due 2037	PEG37J	New York Stock Exchange
PSEG Power LLC
8.625% Senior Notes, due 2031	PEG31	New York Stock Exchange
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
(Cover continued on next page)

(Cover continued from previous page)

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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2019, Public Service Enterprise Group Incorporated had outstanding 505,636,442 shares of its sole class of Common Stock, without value.
As of July 16, 2019, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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

•	adverse changes in energy industry laws, policies and regulations, including market structures and transmission planning;

•	changes in federal and state environmental regulations and enforcement;

•	delays in receipt of, or an inability to receive, necessary licenses and permits;

•	adverse outcomes of any legal, regulatory or other proceeding, settlement, investigation or claim applicable to us and/or the energy industry;

•	changes in tax laws and regulations;

•	the impact of our holding company structure on our ability to meet our corporate funding needs, service debt and pay dividends;

•	lack of growth or slower growth in the number of customers or changes in customer demand;

•	any inability of PSEG Power to meet its commitments under forward sale obligations;

•	reliance on transmission facilities that we do not own or control and the impact on our ability to maintain adequate transmission capacity;

ii

•	any inability to successfully develop, obtain regulatory approval for, or construct generation, transmission and distribution projects;

•	any equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers;

•	our inability to exercise control over the operations of generation facilities in which we do not maintain a controlling interest;

•	any inability to recover the carrying amount of our long-lived assets and leveraged leases;

•	any inability to maintain sufficient liquidity;

•	any inability to realize anticipated tax benefits or retain tax credits;

•	challenges associated with recruitment and/or retention of key executives and a qualified workforce;

•	the impact of our covenants in our debt instruments on our operations; and

•	the impact of acts of terrorism, cybersecurity attacks or intrusions.
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

FILING FORMAT
This combined Quarterly Report on Form 10-Q is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G) and PSEG Power LLC (PSEG Power). Information relating to any individual company is filed by such company on its own behalf. PSE&G and PSEG Power are each only responsible for information about itself and its subsidiaries.
Discussions throughout the document refer to PSEG and its direct operating subsidiaries, PSE&G and PSEG Power. Depending on the context of each section, references to “we,” “us,” and “our” relate to PSEG or to the specific company or companies being discussed.

iii

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OPERATING REVENUES	$2,316	$2,016	$5,296	$4,834
OPERATING EXPENSES
Energy Costs	704	600	1,828	1,552
Operation and Maintenance	750	725	1,506	1,479
Depreciation and Amortization	307	280	621	560
Loss on Asset Dispositions	395	—	395	—
Total Operating Expenses	2,156	1,605	4,350	3,591
OPERATING INCOME	160	411	946	1,243
Income from Equity Method Investments	5	5	7	7
Net Gains (Losses) on Trust Investments	39	8	167	(14)
Other Income (Deductions)	33	34	66	66
Non-Operating Pension and OPEB Credits (Costs)	33	19	66	38
Interest Expense	(137)	(111)	(270)	(214)
INCOME BEFORE INCOME TAXES	133	366	982	1,126
Income Tax Benefit (Expense)	20	(97)	(129)	(299)
NET INCOME	$153	$269	$853	$827
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	504	504	504
DILUTED	507	507	507	507
NET INCOME PER SHARE:
BASIC	$0.30	$0.53	$1.69	$1.64
DILUTED	$0.30	$0.53	$1.68	$1.63

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME	$153	$269	$853	$827
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(12), $4, $(25) and $13 for the three and six months ended 2019 and 2018, respectively	18	(5)	39	(19)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $5, $1, $6 and $1 for the three and six months ended 2019 and 2018, respectively	(13)	(1)	(17)	(1)
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(2), $(3), $(6) and $(6) for the three and six months ended 2019 and 2018, respectively	4	7	4	15
Other Comprehensive Income (Loss), net of tax	9	1	26	(5)
COMPREHENSIVE INCOME	$162	$270	$879	$822

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$82	$177
Accounts Receivable, net of allowances of $68 in 2019 and $63 in 2018	1,118	1,435
Tax Receivable	—	242
Unbilled Revenues	193	240
Fuel	235	331
Materials and Supplies, net	574	571
Prepayments	348	94
Derivative Contracts	83	11
Regulatory Assets	419	389
Assets Held for Sale	74	—
Other	30	17
Total Current Assets	3,156	3,507
PROPERTY, PLANT AND EQUIPMENT	44,719	44,201
Less: Accumulated Depreciation and Amortization	(9,842)	(9,838)
Net Property, Plant and Equipment	34,877	34,363
NONCURRENT ASSETS
Regulatory Assets	3,465	3,399
Operating Lease Right-of-Use Assets	282	—
Long-Term Investments	845	896
Nuclear Decommissioning Trust (NDT) Fund	2,118	1,878
Long-Term Tax Receivable	150	—
Long-Term Receivable of Variable Interest Entity (VIE)	637	624
Rabbi Trust Fund	240	224
Goodwill	16	16
Other Intangibles	162	143
Derivative Contracts	79	1
Other	253	275
Total Noncurrent Assets	8,247	7,456
TOTAL ASSETS	$46,280	$45,326

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,056	$1,294
Commercial Paper and Loans	365	1,016
Accounts Payable	1,153	1,451
Derivative Contracts	29	11
Accrued Interest	115	110
Accrued Taxes	39	26
Clean Energy Program	231	143
Obligation to Return Cash Collateral	126	136
Regulatory Liabilities	319	311
Liabilities Held for Sale	26	—
Other	523	437
Total Current Liabilities	3,982	4,935
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,030	5,713
Regulatory Liabilities	3,056	3,221
Operating Leases	273	—
Asset Retirement Obligations	1,065	1,063
OPEB Costs	696	704
OPEB Costs of Servco	517	501
Accrued Pension Costs	765	791
Accrued Pension Costs of Servco	106	109
Environmental Costs	344	327
Derivative Contracts	8	4
Long-Term Accrued Taxes	170	181
Other	213	232
Total Noncurrent Liabilities	13,243	12,846
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	14,301	13,168
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2019 and 2018—534 shares	4,980	4,980
Treasury Stock, at cost, 2019 and 2018—30 shares	(835)	(808)
Retained Earnings	11,041	10,582
Accumulated Other Comprehensive Loss	(432)	(377)
Total Stockholders’ Equity	14,754	14,377
Total Capitalization	29,055	27,545
TOTAL LIABILITIES AND CAPITALIZATION	$46,280	$45,326

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$853	$827
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	621	560
Amortization of Nuclear Fuel	89	95
Loss on Asset Dispositions	395	—
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	46	46
Provision for Deferred Income Taxes (Other than Leases) and ITC	123	213
Non-Cash Employee Benefit Plan (Credits) Costs	(5)	35
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(3)	8
Net (Gain) Loss on Lease Investments	32	14
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(320)	(54)
Cost of Removal	(61)	(84)
Net Change in Regulatory Assets and Liabilities	84	(58)
Net (Gains) Losses and (Income) Expense from NDT Fund	(189)	(8)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	77	16
Accrued Taxes	(10)	57
Margin Deposit	392	24
Other Current Assets and Liabilities	(299)	2
Employee Benefit Plan Funding and Related Payments	(24)	(58)
Other	23	(2)
Net Cash Provided By (Used In) Operating Activities	1,824	1,633
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,604)	(2,005)
Purchase of Emission Allowances and RECs	(29)	(44)
Proceeds from Sales of Trust Investments	966	821
Purchases of Trust Investments	(984)	(829)
Other	29	30
Net Cash Provided By (Used In) Investing Activities	(1,622)	(2,027)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(651)	(272)
Issuance of Long-Term Debt	1,500	1,400
Redemption of Long-Term Debt	(600)	(400)
Cash Dividends Paid on Common Stock	(475)	(455)
Other	(60)	(83)
Net Cash Provided By (Used In) Financing Activities	(286)	190
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(84)	(204)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	199	315
Cash, Cash Equivalents and Restricted Cash at End of Period	$115	$111
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$25	$52
Interest Paid, Net of Amounts Capitalized	$256	$205
Accrued Property, Plant and Equipment Expenditures	$456	$625

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of March 31, 2019	534	$4,969	(30)	$(839)	$11,125	$(441)	$14,814
Net Income	—	—	—	—	153	—	153
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(9)	—	—	—	—	—	9	9
Comprehensive Income							162
Cash Dividends at $0.47 per share on Common Stock	—	—	—	—	(237)	—	(237)
Other	—	11	—	4	—	—	15
Balance as of June 30, 2019	534	$4,980	(30)	$(835)	$11,041	$(432)	$14,754

Balance as of March 31, 2018	534	$4,946	(30)	$(816)	$10,385	$(411)	$14,104
Net Income	—	—	—	—	269	—	269
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	—	—	1	1
Comprehensive Income							270
Cash Dividends at $0.45 per share on Common Stock	—	—	—	—	(228)	—	(228)
Other	—	9	—	3	—	—	12
Balance as of June 30, 2018	534	$4,955	(30)	$(813)	$10,426	$(410)	$14,158

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2018	534	$4,980	(30)	$(808)	$10,582	$(377)	$14,377
Net Income	—	—	—	—	853	—	853
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	—	—	81	(81)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(25)	—	—	—	—	—	26	26
Comprehensive Income							879
Cash Dividends at $0.94 per share on Common Stock	—	—	—	—	(475)	—	(475)
Other	—	—	—	(27)	—	—	(27)
Balance as of June 30, 2019	534	$4,980	(30)	$(835)	$11,041	$(432)	$14,754

Balance as of December 31, 2017	534	$4,961	(29)	$(763)	$9,878	$(229)	$13,847
Net Income	—	—	—	—	827	—	827
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments	—	—	—	—	176	(176)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $8	—	—	—	—	—	(5)	(5)
Comprehensive Income							822
Cash Dividends at $0.90 per share on Common Stock	—	—	—	—	(455)	—	(455)
Other	—	(6)	(1)	(50)	—	—	(56)
Balance as of June 30, 2018	534	$4,955	(30)	$(813)	$10,426	$(410)	$14,158

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OPERATING REVENUES	$1,382	$1,386	$3,414	$3,231
OPERATING EXPENSES
Energy Costs	529	488	1,476	1,270
Operation and Maintenance	369	353	777	744
Depreciation and Amortization	202	187	414	377
Total Operating Expenses	1,100	1,028	2,667	2,391
OPERATING INCOME	282	358	747	840
Net Gains (Losses) on Trust Investments	—	—	1	—
Other Income (Deductions)	19	20	38	40
Non-Operating Pension and OPEB Credits (Costs)	29	15	59	30
Interest Expense	(89)	(82)	(176)	(163)
INCOME BEFORE INCOME TAXES	241	311	669	747
Income Tax Benefit (Expense)	(14)	(80)	(39)	(197)
NET INCOME	$227	$231	$630	$550

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME	$227	$231	$630	$550
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(1), $0, $(1) and $0 for the three and six months ended 2019 and 2018, respectively	1	1	2	—
COMPREHENSIVE INCOME	$228	$232	$632	$550

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$23	$39
Accounts Receivable, net of allowances of $68 in 2019 and $63 in 2018	850	879
Tax Receivable	—	20
Accounts Receivable—Affiliated Companies	4	123
Unbilled Revenues	193	240
Materials and Supplies, net	215	196
Prepayments	220	10
Regulatory Assets	419	389
Other	21	11
Total Current Assets	1,945	1,907
PROPERTY, PLANT AND EQUIPMENT	32,688	31,633
Less: Accumulated Depreciation and Amortization	(6,431)	(6,277)
Net Property, Plant and Equipment	26,257	25,356
NONCURRENT ASSETS
Regulatory Assets	3,465	3,399
Operating Lease Right-of-Use Assets	88	—
Long-Term Investments	265	270
Rabbi Trust Fund	48	45
Other	117	132
Total Noncurrent Assets	3,983	3,846
TOTAL ASSETS	$32,185	$31,109

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$250	$500
Commercial Paper and Loans	190	272
Accounts Payable	554	713
Accounts Payable—Affiliated Companies	184	321
Accrued Interest	88	84
Clean Energy Program	231	143
Obligation to Return Cash Collateral	126	136
Regulatory Liabilities	319	311
Other	431	345
Total Current Liabilities	2,373	2,825
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,032	3,830
Regulatory Liabilities	3,056	3,221
Operating Leases	78	—
Asset Retirement Obligations	302	302
OPEB Costs	477	486
Accrued Pension Costs	383	400
Environmental Costs	284	268
Long-Term Accrued Taxes	102	69
Other	136	124
Total Noncurrent Liabilities	8,850	8,700
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	9,430	8,684
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2019 and 2018—132 shares	892	892
Contributed Capital	1,095	1,095
Basis Adjustment	986	986
Retained Earnings	8,558	7,928
Accumulated Other Comprehensive Income (Loss)	1	(1)
Total Stockholder’s Equity	11,532	10,900
Total Capitalization	20,962	19,584
TOTAL LIABILITIES AND CAPITALIZATION	$32,185	$31,109

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$630	$550
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	414	377
Provision for Deferred Income Taxes and ITC	10	160
Non-Cash Employee Benefit Plan (Credits) Costs	(19)	19
Cost of Removal	(61)	(84)
Net Change in Regulatory Assets and Liabilities	84	(58)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	75	195
Materials and Supplies	(21)	2
Prepayments	(194)	(161)
Accounts Payable	(97)	(30)
Accounts Receivable/Payable—Affiliated Companies, net	—	(204)
Other Current Assets and Liabilities	27	66
Employee Benefit Plan Funding and Related Payments	(15)	(50)
Other	5	(20)
Net Cash Provided By (Used In) Operating Activities	838	762
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,258)	(1,447)
Proceeds from Sales of Trust Investments	19	9
Purchases of Trust Investments	(17)	(10)
Solar Loan Investments	(1)	(11)
Other	4	3
Net Cash Provided By (Used In) Investing Activities	(1,253)	(1,456)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(82)	195
Issuance of Long-Term Debt	750	700
Redemption of Long-Term Debt	(250)	(400)
Other	(8)	(9)
Net Cash Provided By (Used In) Financing Activities	410	486
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(5)	(208)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	61	244
Cash, Cash Equivalents and Restricted Cash at End of Period	$56	$36
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(107)	$97
Interest Paid, Net of Amounts Capitalized	$168	$157
Accrued Property, Plant and Equipment Expenditures	$289	$436

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of March 31, 2019	$892	$1,095	$986	$8,331	$—	$11,304
Net Income	—	—	—	227	—	227
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	1	1
Comprehensive Income						228
Balance as of June 30, 2019	$892	$1,095	$986	$8,558	$1	$11,532

Balance as of March 31, 2018	$892	$1,095	$986	$7,180	$(1)	$10,152
Net Income	—	—	—	231	—	231
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	1	1
Comprehensive Income						232
Balance as of June 30, 2018	$892	$1,095	$986	$7,411	$—	$10,384

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2018	$892	$1,095	$986	$7,928	$(1)	$10,900
Net Income	—	—	—	630	—	630
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	2	2
Comprehensive Income						632
Balance as of June 30, 2019	$892	$1,095	$986	$8,558	$1	$11,532

Balance as of December 31, 2017	$892	$1,095	$986	$6,861	$—	$9,834
Net Income	—	—	—	550	—	550
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						550
Balance as of June 30, 2018	$892	$1,095	$986	$7,411	$—	$10,384

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OPERATING REVENUES	$1,083	$767	$2,499	$2,170
OPERATING EXPENSES
Energy Costs	411	373	1,197	1,119
Operation and Maintenance	268	268	503	514
Depreciation and Amortization	95	84	189	166
Loss on Asset Dispositions	395	—	395	—
Total Operating Expenses	1,169	725	2,284	1,799
OPERATING INCOME (LOSS)	(86)	42	215	371
Income from Equity Method Investments	5	5	7	7
Net Gains (Losses) on Trust Investments	38	8	164	(14)
Other Income (Deductions)	15	13	28	24
Non-Operating Pension and OPEB Credits (Costs)	3	3	6	7
Interest Expense	(26)	(11)	(51)	(18)
INCOME (LOSS) BEFORE INCOME TAXES	(51)	60	369	377
Income Tax Benefit (Expense)	11	(19)	(113)	(102)
NET INCOME (LOSS)	$(40)	$41	$256	$275

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$(40)	$41	$256	$275
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(11), $3, $(22) and $11 for the three and six months ended 2019 and 2018, respectively	15	(4)	31	(15)
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $(2), $(5) and $(5) for the three and six months ended 2019 and 2018, respectively	3	6	3	12
Other Comprehensive Income (Loss), net of tax	18	2	34	(3)
COMPREHENSIVE INCOME (LOSS)	$(22)	$43	$290	$272

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14	$22
Accounts Receivable	216	477
Accounts Receivable—Affiliated Companies	217	274
Short-Term Loan to Affiliate	348	—
Fuel	235	331
Materials and Supplies, net	357	373
Prepayments	13	14
Derivative Contracts	83	11
Assets Held for Sale	74	—
Other	10	5
Total Current Assets	1,567	1,507
PROPERTY, PLANT AND EQUIPMENT	11,684	12,224
Less: Accumulated Depreciation and Amortization	(3,215)	(3,382)
Net Property, Plant and Equipment	8,469	8,842
NONCURRENT ASSETS
Operating Lease Right-of-Use Assets	75	—
Long-Term Investments	88	86
NDT Fund	2,118	1,878
Rabbi Trust Fund	61	56
Goodwill	16	16
Other Intangibles	162	143
Derivative Contracts	79	1
Other	69	65
Total Noncurrent Assets	2,668	2,245
TOTAL ASSETS	$12,704	$12,594

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$406	$44
Accounts Payable	450	498
Accounts Payable—Affiliated Companies	22	16
Short-Term Loan from Affiliate	—	193
Derivative Contracts	24	11
Accrued Interest	21	21
Liabilities Held for Sale	26	—
Other	76	59
Total Current Liabilities	1,025	842
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,776	1,619
Operating Leases	65	—
Asset Retirement Obligations	761	758
OPEB Costs	177	176
Accrued Pension Costs	240	246
Derivative Contracts	5	4
Long-Term Accrued Taxes	103	76
Other	121	122
Total Noncurrent Liabilities	3,248	3,001
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
LONG-TERM DEBT	2,431	2,791
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,126	5,051
Accumulated Other Comprehensive Loss	(354)	(319)
Total Member’s Equity	6,000	5,960
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,704	$12,594

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$256	$275
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	189	166
Amortization of Nuclear Fuel	89	95
Loss on Asset Dispositions	395	—
Emission Allowances and REC Compliance Accrual	46	46
Provision for Deferred Income Taxes and ITC	131	51
Non-Cash Employee Benefit Plan (Credits) Costs	9	11
Interest Accretion on Asset Retirement Obligation	20	20
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(320)	(54)
Net (Gains) Losses and (Income) Expense from NDT Fund	(189)	(8)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	90	71
Margin Deposit	392	24
Accounts Receivable	49	84
Accounts Payable	(88)	(90)
Accounts Receivable/Payable—Affiliated Companies, net	90	227
Other Current Assets and Liabilities	3	(35)
Employee Benefit Plan Funding and Related Payments	(6)	(5)
Other	(6)	(9)
Net Cash Provided By (Used In) Operating Activities	1,150	869
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(339)	(547)
Purchase of Emission Allowances and RECs	(29)	(44)
Proceeds from Sales of Trust Investments	901	785
Purchases of Trust Investments	(921)	(793)
Short-Term Loan—Affiliated Company	(348)	(519)
Other	22	23
Net Cash Provided By (Used In) Investing Activities	(714)	(1,095)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	—	700
Cash Dividend Paid	(250)	(200)
Short-Term Loan—Affiliated Company	(193)	(281)
Other	(1)	(5)
Net Cash Provided By (Used In) Financing Activities	(444)	214
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(8)	(12)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	22	32
Cash, Cash Equivalents and Restricted Cash at End of Period	$14	$20
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(10)	$(72)
Interest Paid, Net of Amounts Capitalized	$50	$18
Accrued Property, Plant and Equipment Expenditures	$167	$189

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions
(Unaudited)

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of March 31, 2019	$2,214	$(986)	$5,166	$(372)	$6,022
Net Loss	—	—	(40)	—	(40)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(12)	—	—	—	18	18
Comprehensive Loss					(22)
Cash Dividends Paid	—	—	—	—	—
Balance as of June 30, 2019	$2,214	$(986)	$5,126	$(354)	$6,000

Balance as of March 31, 2018	$2,214	$(986)	$5,320	$(352)	$6,196
Net Income	—	—	41	—	41
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	2	2
Comprehensive Income					43
Cash Dividends Paid	—	—	(200)	—	(200)
Balance as of June 30, 2018	$2,214	$(986)	$5,161	$(350)	$6,039

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of December 31, 2018	$2,214	$(986)	$5,051	$(319)	$5,960
Net Income	—	—	256	—	256
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	69	(69)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(27)	—	—	—	34	34
Comprehensive Income					290
Cash Dividends Paid	—	—	(250)	—	(250)
Balance as of June 30, 2019	$2,214	$(986)	$5,126	$(354)	$6,000

Balance as of December 31, 2017	$2,214	$(986)	$4,911	$(172)	$5,967
Net Income	—	—	275	—	275
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments	—	—	175	(175)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $6	—	—	—	(3)	(3)
Comprehensive Income					272
Cash Dividends Paid	—	—	(200)	—	(200)
Balance as of June 30, 2018	$2,214	$(986)	$5,161	$(350)	$6,039

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

•
PSEG Power LLC (PSEG Power)—which is a multi-regional energy supply company that integrates the operations of its merchant nuclear and fossil generating assets with its power marketing businesses and fuel supply functions through competitive energy sales in well-developed energy markets primarily in the Northeast and Mid-Atlantic United States through its principal direct wholly owned subsidiaries. In addition, PSEG Power owns and operates solar generation in various states. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission, the Environmental Protection Agency (EPA) and the states in which they operate.

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
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2018) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
As of December 31, 2018
Cash and Cash Equivalents	$39	$22	$116	$177
Restricted Cash in Other Current Assets	8	—	—	8
Restricted Cash in Other Noncurrent Assets	14	—	—	14
Cash, Cash Equivalents and Restricted Cash	$61	$22	$116	$199
As of June 30, 2019
Cash and Cash Equivalents	$23	$14	$45	$82
Restricted Cash in Other Current Assets	16	—	—	16
Restricted Cash in Other Noncurrent Assets	17	—	—	17
Cash, Cash Equivalents and Restricted Cash	$56	$14	$45	$115

(A)	Includes amounts applicable to PSEG (parent corporation), Energy Holdings and Services.

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
The impact of adoption on PSEG’s Consolidated Balance Sheet was to record Operating Lease Right-of-Use Assets of $261 million and Operating Lease Liabilities of $282 million. As part of that impact, PSEG reclassified deferred rent incentives and deferred rent liabilities of approximately $21 million, which were previously classified as Other Noncurrent Liabilities, to Operating Lease Right-of-Use Assets in accordance with this standard. PSE&G’s assets and liabilities each increased by $91 million and PSEG Power’s assets and liabilities each increased by $46 million. PSEG’s adoption of this standard did not have a material impact on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows of PSEG, PSE&G and PSEG Power. See Note 7. Leases for additional information.
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities—ASU 2017-12, updated by ASU 2018-16, 2019-04
This accounting standard’s amendments more closely align hedge accounting with companies’ risk management activities in the financial statements and ease the operational burden of applying hedge accounting.
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
PSEG adopted this standard on January 1, 2019. The impact of adoption on PSEG’s Consolidated Balance Sheet was to increase Retained Earnings and Accumulated Other Comprehensive Loss by approximately $81 million. PSEG Power’s Retained Earnings and Accumulated Other Comprehensive Loss increased by approximately $69 million. The impact on PSE&G’s Consolidated Balance Sheet was immaterial. PSEG’s adoption of this standard did not have a material impact on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows of PSEG, PSE&G and PSEG Power.
New Standards Issued But Not Yet Adopted
Measurement of Credit Losses on Financial Instruments—ASU 2016-13, updated by ASU 2018-19, 2019-04 and 2019-05
This accounting standard provides a new model for recognizing credit losses on financial assets carried at amortized cost. The new model requires entities to use an estimate of expected credit losses that will be recognized as an impairment allowance rather than a direct write-down of the amortized cost basis. The estimate of expected credit losses is to be based on past events, current conditions and supportable forecasts over a reasonable period. For purchased financial assets with credit deterioration, a similar model is to be used; however, the initial allowance will be added to the purchase price rather than reported as an allowance. Credit losses on available-for-sale securities should be measured in a manner similar to current GAAP; however, this standard requires those credit losses to be presented as an allowance, rather than a write-down. This new standard also requires additional disclosures of credit quality indicators for each class of financial asset disaggregated by year of origination.
The standard is effective for annual and interim periods beginning after December 15, 2019. PSEG is analyzing its financial statements and determining the appropriate methods for calculating credit losses on its various classes of assets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 3. Revenues
Nature of Goods and Services
The following is a description of principal activities by reportable segment from which PSEG, PSE&G and PSEG Power generate their revenues.
PSE&G
Revenues from Contracts with Customers
Electric and Gas Distribution and Transmission Revenues—PSE&G sells gas and electricity to customers under default commodity supply tariffs. PSE&G’s regulated electric and gas default commodity supply and distribution services are separate tariffs which are satisfied as the product(s) and/or services are delivered to the customer. The electric and gas commodity and delivery tariffs are recurring contracts in effect until modified through the regulatory approval process as appropriate. Revenue is recognized over time as the service is rendered to the customer. Included in PSE&G’s regulated revenues are unbilled electric and gas revenues which represent the estimated amount customers will be billed for services rendered from the most recent meter reading to the end of the respective accounting period.
PSE&G’s transmission revenues are earned under a separate tariff using a FERC-approved annual formula rate mechanism. The performance obligation of transmission service is satisfied and revenue is recognized as it is provided to the customer. The formula rate mechanism provides for an annual filing of an estimated revenue requirement with rates effective January 1 of each year and a true-up to that estimate based on actual revenue requirements. The true-up mechanism is an alternative revenue which is outside the scope of revenue from contracts with customers.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pursuant to regulatory accounting guidance. These revenues, which include weather normalization, green energy program true-ups and transmission formula rate true-ups, are not a material source of PSE&G revenues.
PSEG Power
Revenues from Contracts with Customers
Electricity and Related Products—Wholesale and retail load contracts are executed in the different Independent System Operator (ISO) regions for the bundled supply of energy, capacity, renewable energy credits (RECs) and ancillary services representing PSEG Power’s performance obligations. Revenue for these contracts is recognized over time as the bundled service is provided to the customer. Transaction terms generally run from several months to three years. PSEG Power also sells to the ISOs energy and ancillary services which are separately transacted in the day-ahead or real-time energy markets. The energy and ancillary services performance obligations are typically satisfied over time as delivered and revenue is recognized accordingly. PSEG Power generally reports electricity sales and purchases conducted with those individual ISOs net on an hourly basis in either Operating Revenues or Energy Costs in its Condensed Consolidated Statements of Operations. The classification depends on the net hourly activity.
PSEG Power enters into capacity sales and capacity purchases through the ISOs. The transactions are reported on a net basis dependent on PSEG Power’s monthly net sale or purchase position through the individual ISOs. The performance obligations with the ISOs are satisfied over time upon delivery of the capacity and revenue is recognized accordingly. In addition to capacity sold through the ISOs, PSEG Power sells capacity through bilateral contracts and the related revenue is reported on a gross basis and recognized over time upon delivery of the capacity.
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded Zero Emission Certificates (ZECs) by the BPU. These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022 from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognizes revenue when the units generate electricity, which is when the performance obligation is satisfied. See Note 4. Early Plant Retirements/Asset Dispositions for additional information.
Gas Contracts—PSEG Power sells wholesale natural gas, primarily through an index based full requirements Basic Gas Supply Service (BGSS) contract with PSE&G to meet the gas supply requirements of PSE&G’s customers. The BGSS contract remains in effect unless terminated by either party with a two-year notice. The performance obligation is primarily delivery of gas which is satisfied over time. Revenue is recognized as gas is delivered. Based upon the availability of natural gas, storage and pipeline capacity beyond PSE&G’s daily needs, PSEG Power also sells gas and pipeline capacity to other counterparties under bilateral contracts. The performance obligation under these contracts is satisfied over time upon delivery of the gas or capacity, and revenue is recognized accordingly.
Other Revenues from Contracts with Customers
PSEG Power enters into bilateral contracts to sell solar power and solar RECs from its solar facilities. Contract terms range from 15 to 30 years. The performance obligations are generally solar power and RECs which are transferred to customers upon generation. Revenue is recognized upon generation of the solar power.
PSEG Power has entered into long-term contracts with LIPA for energy management and fuel procurement services. Revenue is recognized over time as services are rendered.
Revenues Unrelated to Contracts with Customers
PSEG Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 13. Financial Risk Management Activities for further discussion. PSEG Power is also a party to solar contracts that qualify as leases and are accounted for in accordance with lease accounting guidance.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2019
Revenues from Contracts with Customers
Electric Distribution	$775	$—	$—	$—	$775
Gas Distribution	211	—	—	(3)	208
Transmission	304	—	—	—	304
Electricity and Related Product Sales
PJM
Third Party Sales	—	423	—	—	423
Sales to Affiliates	—	130	—	(130)	—
New York ISO	—	29	—	—	29
ISO New England	—	27	—	—	27
Gas Sales
Third Party Sales	—	11	—	—	11
Sales to Affiliates	—	102	—	(102)	—
Other Revenues from Contracts with Customers (A)	68	14	134	(1)	215
Total Revenues from Contracts with Customers	1,358	736	134	(236)	1,992
Revenues Unrelated to Contracts with Customers (B)	24	347	(47)	—	324
Total Operating Revenues	$1,382	$1,083	$87	$(236)	$2,316

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2019
Revenues from Contracts with Customers
Electric Distribution	$1,517	$—	$—	$—	$1,517
Gas Distribution	1,142	—	—	(6)	1,136
Transmission	592	—	—	—	592
Electricity and Related Product Sales
PJM
Third Party Sales	—	938	—	—	938
Sales to Affiliates	—	256	—	(256)	—
New York ISO	—	70	—	—	70
ISO New England	—	48	—	—	48
Gas Sales
Third Party Sales	—	58	—	—	58
Sales to Affiliates	—	581	—	(581)	—
Other Revenues from Contracts with Customers (A)	132	24	265	(2)	419
Total Revenues from Contracts with Customers	3,383	1,975	265	(845)	4,778
Revenues Unrelated to Contracts with Customers (B)	31	524	(37)	—	518
Total Operating Revenues	$3,414	$2,499	$228	$(845)	$5,296

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2018
Revenues from Contracts with Customers
Electric Distribution	$754	$—	$—	$—	$754
Gas Distribution	248	—	—	(4)	244
Transmission	301	—	—	—	301
Electricity and Related Product Sales
PJM
Third Party Sales	—	373	—	—	373
Sales to Affiliates	—	147	—	(147)	—
New York ISO	—	46	—	—	46
ISO New England	—	14	—	—	14
Gas Sales
Third Party Sales	—	30	—	—	30
Sales to Affiliates	—	108	—	(108)	—
Other Revenues from Contracts with Customers (A)	63	13	125	(1)	200
Total Revenues from Contracts with Customers	1,366	731	125	(260)	1,962
Revenues Unrelated to Contracts with Customers (B)	20	36	(2)	—	54
Total Operating Revenues	$1,386	$767	$123	$(260)	$2,016

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2018
Revenues from Contracts with Customers
Electric Distribution	$1,444	$—	$—	$—	$1,444
Gas Distribution	1,007	—	—	(7)	1,000
Transmission	613	—	—	—	613
Electricity and Related Product Sales
PJM
Third Party Sales	—	871	—	—	871
Sales to Affiliates	—	323	—	(323)	—
New York ISO	—	105	—	—	105
ISO New England	—	61	—	—	61
Gas Sales
Third Party Sales	—	94	—	—	94
Sales to Affiliates	—	505	—	(505)	—
Other Revenues from Contracts with Customers (A)	135	23	262	(2)	418
Total Revenues from Contracts with Customers	3,199	1,982	262	(837)	4,606
Revenues Unrelated to Contracts with Customers (B)	32	188	8	—	228
Total Operating Revenues	$3,231	$2,170	$270	$(837)	$4,834

(A)
Includes primarily revenues from appliance repair services at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at PSEG Power, and PSEG LI’s OSA with LIPA in Other.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Includes primarily alternative revenues at PSE&G, derivative contracts at PSEG Power, and lease contracts in Other.
Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of June 30, 2019 and December 31, 2018. Substantially all of PSE&G’s accounts receivable result from contracts with customers that are priced at tariff rates. Allowances represented approximately seven percent of accounts receivable as of June 30, 2019 and December 31, 2018.
PSEG Power
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of June 30, 2019 and December 31, 2018.
PSEG Power’s accounts receivable include amounts resulting from contracts with customers and other contracts which are out of scope of accounting guidance for revenues from contracts with customers. The majority of these accounts receivable are subject to master netting agreements. As a result, accounts receivable resulting from contracts with customers and receivables unrelated to contracts with customers are netted within Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of month of delivery. As such, there is little credit risk associated with these receivables and PSEG Power typically records no allowances.
Other
PSEG LI did not have any material contract balances as of June 30, 2019 and December 31, 2018.
Remaining Performance Obligations under Fixed Consideration Contracts
PSEG Power and PSE&G primarily record revenues as allowed by the guidance, which states that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity's performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. PSEG has future performance obligations under contracts with fixed consideration as follows:
PSEG Power
As stated above, capacity transactions with ISOs are reported on a net basis dependent on PSEG Power’s monthly net sale or purchase position through the individual ISOs.
Capacity Payments from the PJM Reliability Pricing Model (RPM) Annual Base Residual and Incremental Auctions—The Base Residual Auction is conducted annually three years in advance of the operating period. PSEG Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the base and incremental auctions which have been completed:

Delivery Year	$ per MW-Day	MW Cleared
June 2019 to May 2020	$115	9,000
June 2020 to May 2021	$170	8,100
June 2021 to May 2022	$178	7,700

Capacity Payments from the New England ISO Forward Capacity Market—The Forward Capacity Market (FCM) Auction is conducted annually three years in advance of the operating period. The table below includes PSEG Power’s cleared capacity in the FCM Auction for the Bridgeport Harbor Station 5 (BH5), which cleared the 2019/2020 auction at $231/MW-day for seven years, and the planned retirement of Bridgeport Harbor Station 3 in 2021. PSEG Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the FCM auctions which have been completed:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Delivery Year	$ per MW-Day (A)	MW Cleared
June 2019 to May 2020	$231	1,330
June 2020 to May 2021	$195	1,330
June 2021 to May 2022	$192	950
June 2022 to May 2023	$179	950
June 2023 to May 2024	$231	480
June 2024 to May 2025	$231	480
June 2025 to May 2026	$231	480

(A)	Capacity cleared prices for BH5 through 2026 will be escalated based upon the Handy-Whitman Index. These adjustments are not included above.
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

Note 4. Early Plant Retirements/Asset Dispositions
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded Zero Emission Certificates (ZECs) by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour (which is equivalent to approximately $10 per megawatt hour (MWh) in payments to selected nuclear plants (ZEC payment)). These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations, subject to exceptions specified in the ZEC legislation. PSEG Power anticipates it will recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC legislation requires nuclear plants to reapply for any subsequent three year periods. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by preventing the retirement of nuclear plants. The BPU’s decision awarding ZECs has been appealed by the Division of Rate Counsel. The financial condition of the plants may nonetheless be materially adversely impacted by potential changes to the capacity market construct being considered by FERC (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC authorized capacity mechanism), and, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors. Absent a material financial change, these adverse impacts could still result in PSEG Power taking all necessary steps to retire all of these plants following the end of the initial three year term of the ZECs program. Retirement of these plants would result in a material adverse impact on PSEG’s and PSEG Power’s financial results.
Fossil
In June 2019, PSEG Power entered into a purchase agreement to sell its ownership interests in the Keystone and Conemaugh generation plants and related assets and liabilities. The transaction is targeted to close during the second half of 2019, subject to customary closing conditions and regulatory approvals.
As a result of the transaction, PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants and related assets will no longer be classified as held for use in accordance with GAAP. In June 2019, PSEG Power recognized a pre-tax impairment charge of $395 million as the anticipated sale price is less than the current book value. As of June 30, 2019, the assets and liabilities of Keystone and Conemaugh were classified as Assets and Liabilities Held for Sale. The major classes of assets and liabilities included as part of the disposal group are net Property, Plant and Equipment of approximately $54 million, with the remainder in net working capital and asset retirement obligations. In addition, PSEG Power’s equity method

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

investments, which are included as part of the disposal group, remain classified as Long-Term Investments as the asset dispositions do not meet the criteria for discontinued operations.

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $118 million and $109 million for the three months and $233 million and $229 million for the six months ended June 30, 2019 and 2018, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:
Transmission Formula Rate Filings—In June 2019, PSE&G filed its 2018 true-up adjustment pertaining to its transmission formula rates in effect for 2018. This filing resulted in an additional revenue requirement adjustment of $52 million more than the 2018 originally filed revenue requirement. PSE&G had previously recognized the majority of the additional revenue requirement in its 2018 Consolidated Statement of Operations.
Green Program Recovery Charges (GPRC)—In June 2019, PSE&G filed its 2019 GPRC cost recovery petition requesting recovery of approximately $52 million and $11 million in electric and gas revenues, respectively, on an annual basis. This matter is pending.
Gas System Modernization Program II (GSMP II)—In June 2019, PSE&G filed its first GSMP II cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of $20 million effective December 1, 2019. This increase represents the return on and of GSMP II investments expected to be in service through August 31, 2019. This request will be updated in September 2019 for actual costs.
Gas System Modernization Program I (GSMP I)—In July 2019, PSE&G updated its final GSMP I cost recovery petition to include GSMP I investments in service as of June 30, 2019. The petition seeks BPU approval to recover in gas base rates an estimated annual revenue increase of $11 million effective October 1, 2019.
Zero Emission Certificate (ZEC) Program—In April 2019, the BPU authorized the New Jersey EDCs, including PSE&G, to purchase ZECs from eligible nuclear plants selected by the BPU. In conjunction with this Order, the BPU authorized tariffs to collect a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour from each EDC’s retail distribution customers to be used to purchase ZECs from the selected plants. Each EDC purchases ZECs on a monthly basis with payment to be made annually following completion of each energy year. Under the program, any revenue collected in excess of the purchase price will be refunded to customers in the following year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In June 2019, PSE&G filed its 2018-2019 WNC petition seeking to return to customers an overcollection of $8 million to be refunded to customers over the 2019-2020 Winter Period. The $8 million overcollection is the result of excess revenues from the colder-than-normal 2018-2019 Winter Period.
BGSS—In March 2019, the BPU approved the final BGSS rates which were effective October 1, 2018.
In May 2019, PSE&G made its annual BGSS filing with the BPU requesting a decrease in the annual BGSS revenues of $13 million. If approved, the BGSS rate would be decreased from approximately 35 cents to 34 cents per therm for residential gas customers to be effective October 1, 2019. This matter is pending.

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
As of June 30, 2019, PSEG and subsidiaries were both a lessee and a lessor in Operating Leases. PSEG and subsidiaries were neither the lessee nor the lessor in any material non-operating leases.
Lessee
The current portion of Operating Lease Liabilities is included in Other Current Liabilities. Operating Lease Right-of-Use Assets and noncurrent Operating Lease Liabilities are included as separate captions in Noncurrent Assets and Noncurrent Liabilities, respectively, on the Condensed Consolidated Balance Sheets of PSEG, PSE&G and PSEG Power. PSEG and its subsidiaries have elected an accounting policy to exclude the application of ASC 842 requirements to recognize Operating Lease Right-of-Use Assets and Operating Lease Liabilities for leases where the term is twelve months or less.
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
As lessee, most of the Operating Leases of PSEG and its subsidiaries do not provide an implicit rate; therefore, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The implicit rate is used when readily determinable. PSE&G’s incremental borrowing rates are based on secured borrowing rates. PSEG’s and PSEG Power’s borrowing rates are generally unsecured rates. Having calculated simulated secured rates for each of PSEG and PSEG Power, it was determined that the difference between the unsecured borrowing rates and the simulated secured rates had an immaterial effect on their recorded Operating Lease Right-of-Use Assets and Operating Lease Liabilities.
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
PSE&G
PSE&G has Operating Leases for office space for customer service centers; rooftops and land for its Solar 4 All® facilities; equipment; vehicles; and land for certain electric substations. These leases have remaining lease terms through 2039, some of which include options to extend the leases for up to two five-year terms. Some leases have fixed rent payments that have escalations based on certain indices, such as the CPI. Certain leases contain variable payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power
PSEG Power has Operating Leases for buildings; land leases for its solar generating facilities; merchant transmission; and equipment. These leases have remaining terms through 2052, some of which include options to extend the leases for one or more five-year terms and certain other leases which include options to extend the leases for 15 to 20 year terms. Some leases have fixed rent payments that have escalations based on certain indices, such as the CPI.
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
Operating Lease Costs
The following amounts relate to total Operating Lease costs, including both amounts recognized in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2019 and any amounts capitalized as part of the cost of another asset, and the cash flows arising from lease transactions.

	PSE&G	PSEG Power	Other	Total
	Millions
Operating Lease Costs
Three Months Ended June 30, 2019
Long-term Lease Costs	$5	$3	$4	$12
Short-term Lease Costs	4	3	—	7
Variable Lease Costs	1	2	2	5
Total Operating Lease Costs	$10	$8	$6	$24
Six Months Ended June 30, 2019
Long-term Lease Costs	$9	$5	$8	$22
Short-term Lease Costs	9	5	—	14
Variable Lease Costs	1	2	5	8
Total Operating Lease Costs	$19	$12	$13	$44

Three Months Ended June 30, 2019
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$3	$2	$4	$9
Six Months Ended June 30, 2019
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$7	$4	$8	$19

Weighted Average Remaining Lease Term in Years	12	13	11	12
Weighted Average Discount Rate	3.7%	4.4%	4.2%	4.1%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Lease commitments as of December 31, 2018 had the following maturities:

	PSE&G	PSEG Power	Other	Total
	Millions
2019	$15	$11	$15	$41
2020	11	13	16	40
2021	10	13	16	39
2022	8	14	16	38
2023	8	8	15	31
Thereafter	66	51	105	222
Total Minimum Lease Payments	$118	$110	$183	$411

Operating Lease Liabilities as of June 30, 2019 had the following maturities:

	PSE&G	PSEG Power	Other	Total
	Millions
2019	$7	$7	$8	$22
2020	13	13	16	42
2021	10	13	16	39
2022	8	14	16	38
2023	8	8	15	31
2024	7	3	14	24
Thereafter	60	48	90	198
Total Minimum Lease Payments	$113	$106	$175	$394

The following is a reconciliation of the undiscounted cash flows to the discounted Operating Lease Liabilities recognized on the Condensed Consolidated Balance Sheets:

	As of June 30, 2019
	PSE&G	PSEG Power	Other	Total
	Millions
Undiscounted Cash Flows	$113	$106	$175	$394
Reconciling Amount due to Discount Rate	(24)	(30)	(35)	(89)
Total Discounted Operating Lease Liabilities	$89	$76	$140	$305

As of June 30, 2019, the current portions of Operating Lease Liabilities included in Other Current Liabilities were $32 million, $11 million and $11 million for PSEG, PSE&G and PSEG Power, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power
Certain of PSEG Power’s sales agreements related to its solar generating plants qualify as Operating Leases with remaining terms through 2043 with no extension terms. Lease income is based on solar energy generation; therefore, all rental income is variable under these leases. As of June 30, 2019, PSEG Power’s solar generating plants subject to these leases had a total carrying value of $337 million.
Other
Energy Holdings is the lessor in leveraged leases. Leveraged lease accounting guidance is grandfathered for existing leveraged leases. If modified after January 1, 2019, those leveraged leases will be accounted for as operating or financing leases. See Note 8. Financing Receivables.
Energy Holdings is the lessor in various Operating Leases for real estate with remaining terms through 2033. As of June 30, 2019, Energy Holdings’ property subject to these leases had a total carrying value of $25 million.
The following is the Operating Lease Income for PSEG Power and Energy Holdings for the three and six months ended June 30, 2019:

	PSEG Power	Energy Holdings	Total
	Millions
Operating Lease Income
Three Months Ended June 30, 2019
Fixed Lease Income	$—	$6	$6
Variable Lease Income	8	—	8
Total Operating Lease Income	$8	$6	$14
Six Months Ended June 30, 2019
Fixed Lease Income	$—	$11	$11
Variable Lease Income	12	—	12
Total Operating Lease Income	$12	$11	$23

Energy Holdings’ Operating Leases had the following minimum future fixed lease receipts as of June 30, 2019:

Millions
2019	$10
2020	20
2021	18
2022	17
2023	17
2024	16
Thereafter	165
Total Minimum Future Lease Receipts	$263

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	June 30, 2019	December 31, 2018
	Millions
Commercial/Industrial	$163	$164
Residential	9	9
Total	$172	$173
Current Portion (included in Other Current Assets)	(23)	(24)
Noncurrent Portion (included in Long-Term Investments)	$149	$149

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
During the second quarter of 2019, Energy Holdings completed its annual review of estimated residual values embedded in the leveraged leases. The outcome indicated that the updated residual value estimate of the coal-fired Powerton lease was lower than the recorded residual value and the decline was deemed to be other than temporary as a result of expected future adverse market conditions. As a result, a pre-tax write-down of $58 million was reflected in Operating Revenues in the quarter ended June 30, 2019, calculated by comparing the gross investment in the leases before and after the revised residual estimates.
In December 2018, REMA emerged from its in-court proceeding under Chapter 11 of the Bankruptcy Code. Upon emergence, PSEG received $31.5 million in cash in exchange for transferring the ownership interests in Keystone and Conemaugh to the debtholders of REMA and satisfaction of all other claims asserted against REMA, as well as certain amendments to the Shawville lease. The Shawville lease amendments, among other things, will allow REMA to express interest in a renewal on or after November 24, 2019. In addition, REMA has agreed to fund qualifying credit support up to $36 million. The remaining deferred tax liabilities related to these lease investments were reclassified to current tax liabilities. As a result of the restructuring activity, PSEG has a remaining tax liability of approximately $85 million, subject to its consolidated federal income tax filing position.
The following table shows Energy Holdings’ gross and net lease investment as of June 30, 2019 and December 31, 2018.

	As of	As of
	June 30, 2019	December 31, 2018
	Millions
Lease Receivables (net of Non-Recourse Debt)	$502	$504
Estimated Residual Value of Leased Assets	201	326
Total Investment in Rental Receivables	703	830
Unearned and Deferred Income	(213)	(290)
Gross Investments in Leases	490	540
Deferred Tax Liabilities	(333)	(354)
Net Investments in Leases	$157	$186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of June 30, 2019
As of June 30, 2019
Millions
AA	$13
A-	58
BBB+ — BBB-	258
BB	133
NR	40
Total	$502

The “BB” and the “NR” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of June 30, 2019, the gross investment in the leases of such assets, net of non-recourse debt, was $237 million ($(27) million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$75	64%	1,538	Coal	BB	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$85	64%	1,036	Gas	BB	NRG Energy, Inc.
Shawville Station Units 1, 2, 3 and 4	PA	$77	100%	596	Gas	NR	REMA

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

Note 9. Trust Investments
Nuclear Decommissioning Trust (NDT) Fund
PSEG Power maintains an external master NDT to fund its share of decommissioning costs for its five nuclear facilities upon their respective termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. The funds are managed by third-party investment managers who operate under investment guidelines developed by PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$417	$201	$(5)	$613
International	384	82	(16)	450
Total Equity Securities	801	283	(21)	1,063
Available-for Sale Debt Securities
Government	548	16	(1)	563
Corporate	477	15	(2)	490
Total Available-for-Sale Debt Securities	1,025	31	(3)	1,053
Total NDT Fund Investments (A)	$1,826	$314	$(24)	$2,116

(A)	The NDT Fund Investments table excludes cash of $1 million and foreign currency of $1 million as of June 30, 2019, which are part of the NDT Fund.

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$447	$153	$(29)	$571
International	323	36	(30)	329
Total Equity Securities	770	189	(59)	900
Available-for Sale Debt Securities
Government	498	2	(9)	491
Corporate	501	1	(15)	487
Total Available-for-Sale Debt Securities	999	3	(24)	978
Total NDT Fund Investments	$1,769	$192	$(83)	$1,878

Net unrealized gains (losses) on debt securities of $16 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and PSEG Power’s Condensed Consolidated Balance Sheets as of June 30, 2019. The portion of net unrealized gains (losses) recognized during the second quarter and first half of 2019 related to equity securities still held at the end of June 30, 2019 was $37 million and $119 million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2019	December 31, 2018
	Millions
Accounts Receivable	$30	$17
Accounts Payable	$27	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2019				As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$55	$(4)	$3	$(1)	$147	$(26)	$5	$(3)
International	49	(6)	30	(10)	131	(28)	5	(2)
Total Equity Securities	104	(10)	33	(11)	278	(54)	10	(5)
Available-for Sale Debt Securities
Government (B)	16	—	92	(1)	51	—	317	(9)
Corporate (C)	7	—	49	(2)	150	(5)	222	(10)
Total Available-for-Sale Debt Securities	23	—	141	(3)	201	(5)	539	(19)
NDT Trust Investments	$127	$(10)	$174	$(14)	$479	$(59)	$549	$(24)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Unrealized gains and losses on these securities are recorded in Net Income.

(B)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG Power does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2019.

(C)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). PSEG Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG Power does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	Millions
Proceeds from NDT Fund Sales (A)	$427	$402	$880	$774
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$18	$34	$63	$58
Gross Realized Losses	(13)	(10)	(32)	(22)
Net Realized Gains (Losses) on NDT Fund (B)	$5	$24	$31	$36
Unrealized Gains (Losses) on Equity Securities in NDT Fund	33	$(16)	132	(50)
Net Gains (Losses) on NDT Fund Investments	$38	$8	$163	$(14)

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.
The NDT Fund debt securities held as of June 30, 2019 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$23
1 - 5 years	272
6 - 10 years	208
11 - 15 years	47
16 - 20 years	76
Over 20 years	427
Total NDT Available-for-Sale Debt Securities	$1,053

PSEG Power periodically assesses individual debt securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For these securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
Rabbi Trust
PSEG maintains certain unfunded nonqualified benefit plans to provide supplemental retirement and deferred compensation benefits to certain key employees. Certain assets related to these plans have been set aside in a grantor trust commonly known as a “Rabbi Trust.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$22	$4	$—	$26
Available-for-Sale Debt Securities
Government	101	5	—	106
Corporate	103	5	—	108
Total Available-for-Sale Debt Securities	204	10	—	214
Total Rabbi Trust Investments	$226	$14	$—	$240

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$22	$1	$—	$23
Available-for-Sale Debt Securities
Government	110	1	(2)	109
Corporate	96	—	(4)	92
Total Available-for-Sale Debt Securities	206	1	(6)	201
Total Rabbi Trust Investments	$228	$2	$(6)	$224

Net unrealized gains (losses) on debt securities of $7 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2019. The portion of net unrealized gains (losses) recognized during the second quarter and first half of 2019 related to equity securities still held at the end of June 30, 2019 was $1 million and $4 million, respectively.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2019	December 31, 2018
Millions
Accounts Receivable	$2	$2
Accounts Payable	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of June 30, 2019				As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$—	$—	$13	$—	$18	$—	$59	$(2)
Corporate (B)	3	—	12	—	50	(3)	29	(1)
Total Available-for-Sale Debt Securities	3	—	25	—	68	(3)	88	(3)
Rabbi Trust Investments	$3	$—	$25	$—	$68	$(3)	$88	$(3)

(A)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2019.

(B)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2019.

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	Millions
Proceeds from Rabbi Trust Sales (A)	$42	$22	$86	$47
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$—	$2	$2
Gross Realized Losses	—	—	(1)	(2)
Net Realized Gains (Losses) on Rabbi Trust (B)	1	—	1	—
Unrealized Gains (Losses) on Equity Securities in Rabbi Trust	—	$—	3	—
Net Gains (Losses) on Rabbi Trust Investments	$1	$—	$4	$—

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of June 30, 2019 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$1
1 - 5 years	33
6 - 10 years	29
11 - 15 years	11
16 - 20 years	27
Over 20 years	113
Total Rabbi Trust Available-for-Sale Debt Securities	$214

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
The fair value of the Rabbi Trust related to PSEG, PSE&G and PSEG Power are detailed as follows:

	As of	As of
	June 30, 2019	December 31, 2018
	Millions
PSE&G	$48	$45
PSEG Power	61	56
Other	131	123
Total Rabbi Trust Investments	$240	$224

Note 10. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
In late June 2019, PSEG approved a plan amendment to its qualified pension plan, effective July 1, 2019. The amendment involved the spin-off of predominantly active participants from the existing qualified pension plan into a new qualified pension plan which is expected to reduce pension expense volatility and provide flexibility in establishing investment policies. Benefits offered to all of the participants under the plans remain unchanged. As a result of the amendment, both the new plan’s and the existing plan’s pension benefit obligations, as well as the asset values, were remeasured as of July 1, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$28	$33	$3	$5	$57	$65	$5	$9
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	58	52	11	17	116	104	22	33
Expected Return on Plan Assets	(96)	(110)	(9)	(11)	(193)	(220)	(18)	(21)
Amortization of Net
Prior Service Credit	(4)	(5)	(32)	—	(9)	(9)	(64)	—
Actuarial Loss	27	21	12	16	54	42	25	32
Non-Service Components of Pension and OPEB (Credits) Costs	(15)	(42)	(18)	22	(32)	(83)	(35)	44
Total Benefit (Credits) Costs	$13	$(9)	$(15)	$27	$25	$(18)	$(30)	$53

Pension and OPEB costs for PSE&G, PSEG Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Millions
PSE&G	$6	$(7)	$(16)	$17	$13	$(15)	$(32)	$34
PSEG Power	4	(3)	1	8	7	(5)	2	16
Other	3	1	—	2	5	2	—	3
Total Benefit (Credits) Costs	$13	$(9)	$(15)	$27	$25	$(18)	$(30)	$53

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $28 million into its pension plan trusts during 2019. Servco’s pension-related revenues and costs were $7 million and $10 million for the three months ended June 30, 2019 and 2018, respectively, and $14 million and $20 million for the six months ended June 30, 2019 and 2018, respectively. The OPEB-related revenues earned and costs incurred were $2 million for each of the three months and $3 million for each of the six months ended June 30, 2019 and 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Commitments and Contingent Liabilities
Guaranteed Obligations
PSEG Power’s activities primarily involve the purchase and sale of energy and related products under transportation, physical, financial and forward contracts at fixed and variable prices. These transactions are with numerous counterparties and brokers that may require cash, cash-related instruments or guarantees as a form of collateral.
PSEG Power has unconditionally guaranteed payments to counterparties by its subsidiaries in commodity-related transactions in order to

•	support current exposure, interest and other costs on sums due and payable in the ordinary course of business, and

•	obtain credit.
PSEG Power is subject to

•	counterparty collateral calls related to commodity contracts, and

•	certain creditworthiness standards as guarantor under performance guarantees of its subsidiaries.
Under these agreements, guarantees cover lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can move in either direction.
In order for PSEG Power to incur a liability for the face value of the outstanding guarantees,

•	its subsidiaries would have to fully utilize the credit granted to them by every counterparty to whom PSEG Power has provided a guarantee, and

•	the net position of the related contracts would have to be “out-of-the-money” (if the contracts are terminated, PSEG Power would owe money to the counterparties).
PSEG Power believes the probability of this result is unlikely. For this reason, PSEG Power believes that the current exposure at any point in time is a more meaningful representation of the potential liability under these guarantees. Current exposure consists of the net of accounts receivable and accounts payable and the forward value on open positions, less any collateral posted.
Changes in commodity prices can have a material impact on collateral requirements under such contracts, which are posted and received primarily in the form of cash and letters of credit. PSEG Power also routinely enters into futures and options transactions for electricity and natural gas as part of its operations. These futures contracts usually require a cash margin deposit with brokers, which can change based on market movement and in accordance with exchange rules.
In addition to the guarantees discussed above, PSEG Power has also provided payment guarantees to third parties on behalf of its affiliated companies. These guarantees support various other non-commodity related contractual obligations.
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of June 30, 2019 and December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	June 30, 2019	December 31, 2018
	Millions
Face Value of Outstanding Guarantees	$1,805	$1,772
Exposure under Current Guarantees	$151	$198

Letters of Credit Margin Posted	$130	$115
Letters of Credit Margin Received	$32	$26

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(3)	$(10)
Net Broker Balance Deposited (Received)	$4	$403

Additional Amounts Posted:
Other Letters of Credit	$53	$52

As part of determining credit exposure, PSEG Power nets receivables and payables with the corresponding net fair values of energy contracts. See Note 13. Financial Risk Management Activities for further discussion. In accordance with PSEG’s accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Condensed Consolidated Balance Sheet. The remaining balances of net cash (received)/deposited after allocation are generally included in Accounts Payable and Receivable, respectively.
In addition to amounts for outstanding guarantees, current exposure and margin positions, PSEG and PSEG Power have posted letters of credit to support PSEG Power’s various other non-energy contractual and environmental obligations. See the preceding table.
Environmental Matters
Passaic River
Historic operations of PSEG companies and the operations of hundreds of other companies along the Passaic and Hackensack Rivers are alleged by Federal and State agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes as discussed as follows.
Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)
The U.S. Environmental Protection Agency (EPA) has determined that a 17-mile stretch of the lower Passaic River from Newark to Clifton, New Jersey is a “Superfund” site under CERCLA and a comprehensive study of the entire 17 miles of the lower Passaic River needed to be performed. PSE&G and certain of its predecessors conducted operations at properties in this area of the Passaic River. The properties included one operating electric generating station (Essex Site), which was transferred to PSEG Power, one former generating station and four former manufactured gas plant (MGP) sites.
In early 2007, certain Potentially Responsible Parties (PRPs), including PSE&G and PSEG Power, formed a Cooperating Parties Group (CPG) and agreed to assume responsibility for conducting a Remedial Investigation and Feasibility Study (RI/FS) of the 17 miles of the lower Passaic River. The CPG has agreed to allocate, on an interim basis, the associated costs of the RI/FS among its members on the basis of a mutually agreed upon formula. For the purpose of this interim allocation, which has been revised as parties have exited the CPG, approximately 7.6 percent of the RI/FS costs are currently deemed attributable to PSE&G’s former MGP sites and approximately 1.9 percent is attributable to PSEG Power’s generating stations. These interim allocations are not binding on PSE&G or PSEG Power in terms of their respective shares of the costs that will be ultimately required to remediate the 17 miles of the lower Passaic River. PSEG has provided notice to insurers concerning this potential claim.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In October 2018, the EPA Region 2 issued a Directive to the CPG instructing the CPG to focus the ongoing RI/FS evaluation on various adaptive management scenarios for remediation of the upper 9 miles of the Passaic River, which approach has been agreed to in concept by the EPA and the CPG. The Directive does not contain estimates for anticipated costs. Adaptive management focuses on removing targeted “hot spots” of contaminated sediments rather than removing all of the Passaic River’s sediments as in a “bank to bank” approach. In June 2019, EPA Region 2 conditionally approved the CPG’s RI portion of the RI/FS, also known as a Remedial Investigation Report. The CPG continues work on the FS.
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
Based upon the estimated cost of the ROD Remedy and PSEG’s estimate of PSE&G’s and PSEG Power’s shares of that cost, as of June 30, 2019, PSEG has accrued approximately $57 million. Of this amount, PSE&G has accrued $46 million as an Environmental Costs Liability and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has accrued $11 million as an Other Noncurrent Liability with the corresponding O&M Expense recorded in prior years when the liability was accrued.
The EPA has broad authority to implement its selected remedy through the ROD and PSEG cannot at this time predict how the implementation of the ROD might impact PSE&G’s and PSEG Power’s ultimate liability. Until (i) the RI/FS, which covers the entire 17 miles of the lower Passaic River, is finalized either in whole or in part, (ii) an agreement by the PRPs to perform either the ROD Remedy as issued, or an amended ROD Remedy determined through negotiation or litigation, and an agreed upon remedy for the remaining 8.7 miles of the river, are reached, (iii) PSE&G’s and PSEG Power’s respective shares of the costs, both in the aggregate as well as individually, are determined, and (iv) PSE&G’s continued ability to recover the costs in its rates is determined, it is not possible to predict this matter’s ultimate impact on PSEG’s financial statements. It is possible that PSE&G and PSEG Power will record additional costs beyond what they have accrued, and that such costs could be material, but PSEG cannot at the current time estimate the amount or range of any additional costs.
Natural Resource Damage Claims
In 2003, the New Jersey Department of Environmental Protection (NJDEP) directed PSEG, PSE&G and 56 other PRPs to arrange for a natural resource damage assessment and interim compensatory restoration of natural resource injuries along the lower Passaic River and its tributaries pursuant to the New Jersey Spill Compensation and Control Act. The NJDEP alleged that hazardous substances had been discharged from the Essex Site and the Harrison Site. The NJDEP estimated the cost of interim natural resource injury restoration activities along the lower Passaic River at approximately $950 million. In 2007, agencies of the U.S. Department of Commerce and the U.S. Department of the Interior (the Passaic River federal trustees) sent letters to PSE&G and other PRPs inviting participation in an assessment of injuries to natural resources that the agencies intended to perform. In 2008, PSEG and a number of other PRPs agreed to share certain immaterial costs the trustees have incurred and will incur going forward, and to work with the trustees to explore whether some or all of the trustees’ claims can be resolved in a cooperative fashion. That effort is continuing. PSE&G and PSEG Power are unable to estimate their respective portions of the possible loss or range of loss related to this matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Newark Bay Study Area
The EPA has established the Newark Bay Study Area, which it defines as Newark Bay and portions of the Hackensack River, the Arthur Kill and the Kill Van Kull. In August 2006, the EPA sent PSEG and 11 other entities notices that it considered each of the entities to be a PRP with respect to contamination in the Study Area. The notice letter requested that the PRPs fund an EPA-approved study in the Newark Bay Study Area. The notice stated the EPA’s belief that hazardous substances were released from sites owned by PSEG companies and located on the Hackensack River, including two electric generating stations (Hudson and Kearny sites) and one former MGP site. PSEG has participated in and partially funded the second phase of this study. Notices to fund the next phase of the study have been received but PSEG has not consented to fund the third phase. PSE&G and PSEG Power are unable to estimate their respective portions of the possible loss or range of loss related to this matter. In December 2018, PSEG Power completed the sale of the site of the Hudson electric generating station. PSEG Power contractually transferred all land rights and structures on the site to a third party purchaser, along with the assumption of the environmental liabilities for the site.
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $350 million and $402 million on an undiscounted basis through 2021, including its $46 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $350 million as of June 30, 2019. Of this amount, $69 million was recorded in Other Current Liabilities and $281 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $350 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding to what extent sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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
In June 2016, the NJDEP issued a final NJPDES permit for Salem. The final permit does not mandate specific service water system modifications, but consistent with Section 316 (b) of the CWA, it requires additional studies and the selection of technology to address impingement for the service water system. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed a request challenging the NJDEP’s issuance of the final NJPDES renewal permit for Salem. NJDEP has granted the hearing request, but it has not yet been scheduled. The Riverkeeper’s filing does not change the effective date of the permit. If the Riverkeeper’s challenge were successful, PSEG Power may be required to incur additional costs to comply with the CWA. Potential cooling water system modification costs could be material and could adversely impact the economic competitiveness of this facility.
State permitting decisions at Bridgeport and New Haven could also have a material impact on PSEG Power’s ability to renew permits at its existing larger once-through cooled plants without making significant upgrades to existing intakes and cooling systems.
PSEG Power is unable to predict the outcome of these permitting decisions and the effect, if any, that they may have on PSEG

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power’s future capital requirements, financial condition or results of operations.
To address compliance with the EPA’s CWA Section 316(b) final rule at Bridgeport Harbor Station Unit 3 (BH3), PSEG Power has proposed to continue to operate BH3 without making the capital expenditures for modification to the existing intake structure and retire BH3 in 2021, which is four years earlier than the previously estimated useful life ending in 2025. PSEG Power is currently awaiting action by the CTDEEP to issue a draft and then a final permit.
PSEG Power has entered into a Community Environmental Benefit Agreement (CEBA) with the City of Bridgeport, Connecticut and local community organizations. That CEBA provides that PSEG Power would retire BH3 early if all of its conditions precedent occur, which include receipt of all final permits to build and operate a proposed new combined cycle generating facility on the same site that BH3 currently operates. Absent those conditions being met, and the permit for the cooling water intake structure referred to above not being issued, PSEG Power may seek to operate BH3 through the previously estimated useful life.
In February 2016, the proposed new generating facility at Bridgeport Harbor was awarded a capacity obligation. The Connecticut Siting Council issued an order to approve siting BH5. In June 2019, BH5 began commercial operations. PSEG Power’s obligations under the CEBA are being monitored regularly and carried out as needed.
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
Basic Generation Service (BGS), Basic Gas Supply Service (BGSS) and ZECs
PSE&G obtains its electric supply requirements through the annual New Jersey BGS auctions for two categories of customers who choose not to purchase electric supply from third-party suppliers. The first category, which represents about 80% of PSE&G’s load requirement, is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold (BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreement with the winners of these BGS auctions following the BPU’s approval of the auction results. PSE&G has entered into contracts with winning BGS suppliers, including PSEG Power, to purchase BGS for PSE&G’s load requirements. The winners of the auction (including PSEG Power) are responsible for fulfilling all the requirements of a PJM Load-Serving Entity including the provision of capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.
The BGS-CIEP auction is for a one-year supply period from June 1 to May 31 with the BGS-CIEP auction price measured in dollars per MW-day for capacity. The final price for the BGS-CIEP auction year commencing June 1, 2019 is $281.78 per MW-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

day, replacing the BGS-CIEP auction year price ending May 31, 2019 of $287.76 per MW-day. Energy for BGS-CIEP is priced at hourly PJM locational marginal prices for the contract period.
PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2016	2017	2018	2019
36-Month Terms Ending	May 2019	May 2020	May 2021	May 2022	(A)
Load (MW)	2,800	2,800	2,900	2,800
$ per MWh	$96.38	$90.78	$91.77	$98.04

(A)	Prices set in the 2019 BGS auction became effective on June 1, 2019 when the 2016 BGS auction agreements expired.
PSEG Power seeks to mitigate volatility in its results by contracting in advance for the sale of most of its anticipated electric output as well as its anticipated fuel needs. As part of its objective, PSEG Power has entered into contracts to directly supply PSE&G and other New Jersey EDCs with a portion of their respective BGS requirements through the New Jersey BGS auction process, described above.
PSE&G has a full-requirements contract with PSEG Power to meet the gas supply requirements of PSE&G’s gas customers. PSEG Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits PSE&G to recover the cost of gas hedging up to 115 billion cubic feet or 80% of its residential gas supply annual requirements through the BGSS tariff. Current plans call for PSEG Power to hedge on behalf of PSE&G approximately 70 billion cubic feet or 50% of its residential gas supply annual requirements. For additional information, see Note 20. Related-Party Transactions.
Pursuant to a process established by the BPU, New Jersey EDCs, including PSE&G, are required to purchase ZECs from eligible nuclear plants selected by the BPU. In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were selected to receive ZEC revenue for approximately three years, through May 2022. PSE&G has implemented a tariff to collect a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour from its retail distribution customers to be used to purchase the ZECs from these plants. PSE&G will purchase the ZECs on a monthly basis with payment to be made annually following completion of each energy year. The legislation also requires nuclear plants to reapply for any subsequent three year periods and allows the BPU to adjust prospective ZEC payments.
Minimum Fuel Purchase Requirements
PSEG Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. PSEG Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2020 and a significant portion through 2021 at Salem, Hope Creek and Peach Bottom.
PSEG Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G. When there is excess delivery capacity available beyond the needs of PSE&G’s customers, PSEG Power can use the gas to supply its fossil generating stations in New Jersey.
PSEG Power also has various long-term fuel purchase commitments for coal through 2023. Pursuant to the sales agreement, these commitments will be transferred to the buyer upon closing the anticipated sale of PSEG Power’s interests in the Keystone and Conemaugh generation plants. See Note 4. Early Plant Retirements/Asset Dispositions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2019, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power's Share of Commitments through 2023
Millions
Nuclear Fuel
Uranium	$220
Enrichment	$334
Fabrication	$147
Natural Gas	$1,204
Coal	$373

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
Litigation
Sewaren 7 Construction
In June 2018, a complaint was filed in federal court in Newark, New Jersey against PSEG Fossil LLC, a wholly owned subsidiary of PSEG Power, regarding an ongoing dispute with Durr Mechanical Construction, Inc. (Durr), a contractor on the Sewaren 7 project. Among other things, Durr seeks damages of $93 million and alleges that PSEG Power withheld money owed to Durr and that PSEG Power’s intentional conduct led to the inability of Durr to obtain prospective contracts. PSEG Power intends to vigorously defend against these allegations. In December 2018, Durr filed for Chapter 11 bankruptcy in the federal court in the Southern District of New York (SDNY). The SDNY bankruptcy court has allowed the New Jersey litigation to proceed. PSEG Power has accrued an amount related to outstanding invoices which does not reflect an assessment of claims and potential counterclaims in this matter. Due to its preliminary nature, PSEG Power cannot predict the outcome of this matter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Caithness Energy, L.L.C. (Caithness)
In August 2018, Caithness, a Long Island power plant developer, filed a complaint in federal district court in the Eastern District of New York against PSEG and PSEG LI alleging violations of state and federal antitrust laws and a claim of intentional interference of prospective business relations. Caithness alleges that PSEG and PSEG LI interfered with LIPA’s consideration of the Caithness proposal for a 750 MW combined cycle generation project that was identified as a finalist for a Request For Proposal issued by LIPA. In addition, Caithness claims that PSEG and PSEG LI induced LIPA to agree to eliminate the proposed project as a potential competitor to other PSEG affiliates with power supply operations. The complaint alleges hundreds of millions of dollars of harm and seeks treble and punitive damages. PSEG intends to vigorously defend against these allegations. Based upon the preliminary nature of this matter, a loss is not considered probable nor is the amount of loss, if any, estimable as of June 30, 2019.
Hudson Power
In January 2019, Hudson Power filed a complaint against PJM, PSE&G and three other transmission owners in Pennsylvania state court. Hudson Power has sued the transmission owner defendants for fraud and intentional misrepresentation relating to information provided to PJM and FERC regarding the costs of upgrades for Hudson Power’s proposed project. These allegations appear to be based on alleged conduct that is the subject of the Hudson Power proceeding discussed under “Pending FERC Matters.” This action was removed to federal court in the Eastern District of Pennsylvania in February 2019. In light of the FERC proceeding, the federal court granted a motion to stay the federal proceeding until the conclusion of the FERC proceeding. Based upon the preliminary nature of this matter, a loss is not considered probable nor is the amount of loss, if any, estimable as of June 30, 2019.
Other Litigation and Legal Proceedings
PSEG and its subsidiaries are party to various lawsuits in the ordinary course of business. In view of the inherent difficulty in predicting the outcome of such matters, PSEG, PSE&G and PSEG Power generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of these matters, or the eventual loss, fines or penalties related to each pending matter.
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
Based on current knowledge, management does not believe that loss contingencies arising from pending matters, other than the matters described herein, could have a material adverse effect on PSEG’s, PSE&G’s or PSEG Power’s consolidated financial position or liquidity. However, in light of the inherent uncertainties involved in these matters, some of which are beyond PSEG’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to PSEG’s, PSE&G’s or PSEG Power’s results of operations or liquidity for any particular reporting period.

Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the six months ended June 30, 2019:
PSEG

•	issued $750 million of 2.875% Senior Notes due June 2024, and

•	repaid a $350 million term loan with an interest rate of 1 month LIBOR + 0.80% that was scheduled to mature in June 2019.
PSE&G

•	issued $375 million of 3.20% Secured Medium-Term Notes, Series M, due May 2029,

•	issued $375 million of 3.85% Secured Medium-Term Notes, Series M, due May 2049, and

•	retired $250 million of 1.80% Medium-Term Notes at maturity.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power
PSEG Power executed an extension of the letter of credit backing $44 million of Pennsylvania Economic Development Financing Authority Variable Rate Demand Bonds. The existing letter of credit, which was scheduled to expire in November 2019, has now been extended through March 2022.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of June 30, 2019, the total available credit capacity was $3.6 billion.
As of June 30, 2019, no single institution represented more than 9% of the total commitments in the credit facilities.
As of June 30, 2019, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs. The total credit facilities and available liquidity as of June 30, 2019 were as follows:

	As of June 30, 2019
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$188	$1,312	Mar 2023	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$188	$1,312
PSE&G
5-year Credit Facility (B)	$600	$206	$394	Mar 2023	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$206	$394
PSEG Power
3-year Letter of Credit Facilities	$200	$129	$71	Sept 2021	Letters of Credit
5-year Credit Facilities (C)	1,900	40	1,860	Mar 2023	Funding/Letters of Credit
Total PSEG Power	$2,100	$169	$1,931
Total	$4,200	$563	$3,637

(A)	PSEG facilities will be reduced by $9 million in March 2022.

(B)	PSE&G facility will be reduced by $4 million in March 2022.

(C)	PSEG Power facilities will be reduced by $12 million in March 2022.

(D)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of June 30, 2019, PSEG had $175 million outstanding at a weighted average interest rate of 2.57%. PSE&G had $190 million outstanding at a weighted average interest rate of 2.55% under its Commercial Paper Program as of June 30, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Financial Risk Management Activities
Derivative accounting guidance requires that a derivative instrument be recognized as either an asset or a liability at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation provided that the derivative instrument meets specific, restrictive criteria, both at the time of designation and on an ongoing basis. These alternative permissible treatments include normal purchases and normal sales (NPNS), cash flow hedge and fair value hedge accounting. PSEG, PSEG Power and PSE&G have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements and fuel agreements. PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow or fair value hedges. PSEG Power enters into additional contracts that are derivatives, but are not designated as either cash flow hedges or fair value hedges. These transactions are economic hedges and are recorded at fair market value.
Commodity Prices
Within PSEG and its affiliate companies, PSEG Power has the most exposure to commodity price risk. PSEG Power is exposed to commodity price risk primarily relating to changes in the market price of electricity, fossil fuels and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. PSEG Power uses a variety of derivative and non-derivative instruments, such as financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity, to manage the exposure to fluctuations in commodity prices and optimize the value of PSEG Power’s expected generation. PSEG Power also uses derivatives to hedge a portion of its anticipated BGSS obligations with PSE&G. For additional information see Note 11. Commitments and Contingent Liabilities. Changes in the fair market value of these derivative contracts are recorded in earnings.
Interest Rates
PSEG, PSEG Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, they have used a mix of fixed and floating rate debt and interest rate swaps.
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of June 30, 2019 or December 31, 2018.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of June 30, 2019, PSEG had interest rate hedges outstanding totaling $700 million. These hedges convert PSEG’s $700 million variable rate term loan due November 2020 into a fixed rate loan. PSEG interest rate hedges totaling $600 million were terminated during the second quarter and a loss of $(12) million was recorded in Accumulated Other Comprehensive Income (Loss) (after tax) and will amortize to interest expense over the remaining life of PSEG’s $750 million of 2.875% Senior Notes due June 2024. For additional information see Note 12. Debt and Credit Facilities.
The fair value of these hedges was $(8) million as of June 30, 2019 and there were no outstanding interest rate hedges as of December 31, 2018. The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $(18) million and $(1) million as of June 30, 2019 and December 31, 2018, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(3) million.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions are offset on the Condensed Consolidated Balance Sheets of PSEG Power and PSEG. For additional information see Note 14. Fair Value Measurements. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 30, 2019
	PSEG Power (A)			PSEG (A)	Consolidated
	Not Designated			Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$562	$(479)	$83	$—	$83
Noncurrent Assets	333	(254)	79	—	79
Total Mark-to-Market Derivative Assets	$895	$(733)	$162	$—	$162
Derivative Contracts
Current Liabilities	$(496)	$472	$(24)	$(5)	$(29)
Noncurrent Liabilities	(252)	247	(5)	(3)	(8)
Total Mark-to-Market Derivative (Liabilities)	$(748)	$719	$(29)	$(8)	$(37)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$147	$(14)	$133	$(8)	$125

	As of December 31, 2018
	PSEG Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$426	$(415)	$11	$11
Noncurrent Assets	137	(136)	1	1
Total Mark-to-Market Derivative Assets	$563	$(551)	$12	$12
Derivative Contracts
Current Liabilities	$(521)	$510	$(11)	$(11)
Noncurrent Liabilities	(198)	194	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$(719)	$704	$(15)	$(15)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(156)	$153	$(3)	$(3)

(A)
Substantially all of PSEG Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2019 and December 31, 2018.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, PSEG Power had net cash collateral/margin payments to counterparties of $1 million and $393 million, respectively. Of these net cash/collateral margin payments, $(14) million as of June 30, 2019 and $153 million as December 31, 2018 were netted against the corresponding net derivative contract positions. Of the $(14) million as of June 30, 2019, $(7) million was netted against current assets and $(7) million was netted against noncurrent assets. Of the $153 million as of December 31, 2018, $(2) million was netted against current assets, $(3) million was netted against noncurrent assets, $96 million was netted against current liabilities and $62 million was netted against noncurrent liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain of PSEG Power’s derivative instruments contain provisions that require PSEG Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG Power’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if PSEG Power were to be downgraded to a below investment grade rating by S&P or Moody’s, it would be required to provide additional collateral. A below investment grade credit rating for PSEG Power would represent a three level downgrade from its current S&P or Moody’s ratings. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. PSEG Power also enters into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margin requirements.
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $29 million and $22 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, PSEG Power had the contractual right of offset of $1 million and $7 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $28 million and $15 million as of June 30, 2019 and December 31, 2018, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months and six months ended June 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2019	2018		2019	2018
	Millions			Millions
PSEG
Interest Rate Swaps	$(19)	$—	Interest Expense	$(1)	$—
Total PSEG	$(19)	$—		$(1)	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018		2019	2018
	Millions			Millions
PSEG
Interest Rate Swaps	$(24)	$—	Interest Expense	$(1)	$—
Total PSEG	$(24)	$—		$(1)	$—

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months and six months ended June 30, 2019 and 2018, the amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was immaterial.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2017	$—	$—
Loss Recognized in AOCI	(2)	(1)
Less: Loss Reclassified into Income	—	—
Balance as of December 31, 2018	$(2)	$(1)
Loss Recognized in AOCI	(24)	(17)
Less: Loss Reclassified into Income	1	—
Balance as of June 30, 2019	$(25)	$(18)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and six months ended June 30, 2019 and 2018, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2019	2018	2019	2018
		Millions
PSEG and PSEG Power
Energy-Related Contracts	Operating Revenues	$322	$(64)	$461	$(24)
Energy-Related Contracts	Energy Costs	(61)	15	(74)	7
Total PSEG and PSEG Power		$261	$(49)	$387	$(17)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of June 30, 2019 and December 31, 2018.

Type	Notional	Total	PSEG	PSEG Power	PSE&G
		Millions
As of June 30, 2019
Natural Gas	Dekatherm (Dth)	423	—	423	—
Electricity	MWh	(55)	—	(55)	—
Financial Transmission Rights (FTRs)	MWh	18	—	18	—
Interest Rate Swaps	U.S. Dollars	700	700	—	—
As of December 31, 2018
Natural Gas	Dth	358	—	358	—
Electricity	MWh	(74)	—	(74)	—
FTRs	MWh	18	—	18	—

Credit Risk
Credit risk relates to the risk of loss that PSEG Power would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. PSEG has established credit policies that it believes significantly minimize credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which allow for the netting of positive and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

negative exposures associated with a single counterparty. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG Power’s and PSEG’s financial condition, results of operations or net cash flows.
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of June 30, 2019. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of June 30, 2019, 99% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$326	$20	$306	3	$176	(A)
Non-Investment Grade	4	1	3	—	—
Total	$330	$21	$309	3	$176

(A)	Represents net exposure of $90 million with PSE&G and non-affiliated counterparties of $86 million.
As of June 30, 2019, collateral held from counterparties where PSEG Power had credit exposure included $3 million in cash collateral and $18 million in letters of credit.
As of June 30, 2019, PSEG Power had 132 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2019, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of June 30, 2019, PSE&G had no net credit exposure with suppliers, including PSEG Power.
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
Level 1—measurements utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PSEG, PSE&G and PSEG Power have the ability to access. These consist primarily of listed equity securities and money market mutual funds, as well as natural gas futures contracts executed on NYMEX.
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
The following tables present information about PSEG’s, PSE&G’s and PSEG Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of June 30, 2019
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$162	$(733)	$7	$881	$7
NDT Fund (B)
Equity Securities	$1,063	$—	$1,062	$1	$—
Debt Securities—U.S. Treasury	$213	$—	$—	$213	$—
Debt Securities—Govt Other	$350	$—	$—	$350	$—
Debt Securities—Corporate	$490	$—	$—	$490	$—
Rabbi Trust (B)
Equity Securities	$26	$—	$26	$—	$—
Debt Securities—U.S. Treasury	$64	$—	$—	$64	$—
Debt Securities—Govt Other	$42	$—	$—	$42	$—
Debt Securities—Corporate	$108	$—	$—	$108	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(29)	$719	$(43)	$(702)	$(3)
Interest Rate Swaps (C)	$(8)	$—	$—	$(8)	$—
PSE&G
Assets:
Rabbi Trust (B)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$22	$—	$—	$22	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$162	$(733)	$7	$881	$7
NDT Fund (B)
Equity Securities	$1,063	$—	$1,062	$1	$—
Debt Securities—U.S. Treasury	$213	$—	$—	$213	$—
Debt Securities—Govt Other	$350	$—	$—	$350	$—
Debt Securities—Corporate	$490	$—	$—	$490	$—
Rabbi Trust (B)
Equity Securities	$7	$—	$7	$—	$—
Debt Securities—U.S. Treasury	$16	$—	$—	$16	$—
Debt Securities—Govt Other	$11	$—	$—	$11	$—
Debt Securities—Corporate	$27	$—	$—	$27	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(29)	$719	$(43)	$(702)	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2018
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (E)	$100	$—	$100	$—	$—
Derivative Contracts:
Energy-Related Contracts (A)	$12	$(551)	$29	$527	$7
NDT Fund (B)
Equity Securities	$900	$—	$898	$2	$—
Debt Securities—U.S. Treasury	$171	$—	$—	$171	$—
Debt Securities—Govt Other	$320	$—	$—	$320	$—
Debt Securities—Corporate	$487	$—	$—	$487	$—
Rabbi Trust (B)
Equity Securities	$23	$—	$23	$—	$—
Debt Securities—U.S. Treasury	$69	$—	$—	$69	$—
Debt Securities—Govt Other	$40	$—	$—	$40	$—
Debt Securities—Corporate	$92	$—	$—	$92	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(15)	$704	$(36)	$(677)	$(6)
PSE&G
Assets:
Rabbi Trust (B)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$14	$—	$—	$14	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$18	$—	$—	$18	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$12	$(551)	$29	$527	$7
NDT Fund (B)
Equity Securities	$900	$—	$898	$2	$—
Debt Securities—U.S. Treasury	$171	$—	$—	$171	$—
Debt Securities—Govt Other	$320	$—	$—	$320	$—
Debt Securities—Corporate	$487	$—	$—	$487	$—
Rabbi Trust (B)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$17	$—	$—	$17	$—
Debt Securities—Govt Other	$10	$—	$—	$10	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(15)	$704	$(36)	$(677)	$(6)

(A)	Level 1—These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely on settled pricing inputs which come directly from the exchange.
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

(B)
As of June 30, 2019, the fair value measurement table excludes cash of $1 million and foreign currency of $1 million. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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
Additional Information Regarding Level 3 Measurements
For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations for contracts with tenors that extend into periods with no observable pricing. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 because the model inputs generally are not observable. PSEG’s Risk Management Committee (RMC) approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval and the monitoring and reporting of risk exposures. The RMC reports to the Corporate Governance and Audit Committees of the PSEG Board on the scope of the risk management activities and is responsible for approving all valuation procedures at PSEG. Forward price curves for the power market utilized by PSEG Power to manage the portfolio are maintained and reviewed by PSEG’s Enterprise Risk Management market pricing group and used for financial reporting purposes. PSEG considers credit and nonperformance risk in the valuation of derivative contracts categorized in Levels 2 and 3, including both historical and current market data, in its assessment of credit and nonperformance risk by counterparty. The impacts of credit and nonperformance risk were not material to the financial statements.
The fair value of PSEG Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The fair value of PSEG Power’s gas physical contracts at certain illiquid delivery locations are measured using average historical basis and, accordingly, are categorized as Level 3. While these physical gas contracts have an unobservable component in their

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respective forward price curves, the fluctuations in fair value have been driven primarily by changes in the observable inputs. The following tables provide details surrounding significant Level 3 valuations as of June 30, 2019 and December 31, 2018.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	June 30, 2019		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$7	$—	Discounted Cash flow	Historic Load Variability	0% to 15%
Gas	Gas Physical Contracts	—	(3)	Discounted Cash flow	Average Historical Basis	-40% to 0%
Total PSEG Power		$7	$(3)
Total PSEG		$7	$(3)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2018		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$2	$(5)	Discounted Cash flow	Historic Load Variability	0% to 15%
Gas	Gas Physical Contracts	5	(1)	Discounted Cash flow	Average Historical Basis	-40% to 0%
Total PSEG Power		$7	$(6)
Total PSEG		$7	$(6)

Significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where PSEG Power is a seller, an increase in the load variability would decrease the fair value. For gas-related contracts in cases where PSEG Power is a buyer, an increase in the average historical basis would increase the fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and six months ended June 30, 2019 and June 30, 2018, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2019

	Three Months Ended June 30, 2019
Description	Balance as of March 31, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2019
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$(2)	$8	$—	$(2)	$—	$4

	Six Months Ended June 30, 2019
Description	Balance as of December 31, 2018	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2019
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$1	$9	$—	$(6)	$—	$4

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2018

	Three Months Ended June 30, 2018
Description	Balance as of March 31, 2018	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2018
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$(3)	$—	$—	$—	$4

	Six Months Ended June 30, 2018
Description	Balance as of December 31, 2017	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2018
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$(4)	$—	$1	$—	$4

(A)	Unrealized gains (losses) in the following table represent the change in derivative assets and liabilities still held as of June 30, 2019 and 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)
	Millions
PSEG and PSEG Power
Operating Revenues	$11	$9	$(7)	$(7)	$17	$9	$1	$1
Energy Costs	(3)	(3)	4	3	(8)	(6)	(5)	(6)
Total	$8	$6	$(3)	$(4)	$9	$3	$(4)	$(5)

(B)	Represents settlements of $(2) million for the three months ended June 30, 2019 and $(6) million and $1 million for the six months ended June 30, 2019 and 2018, respectively.

(C)	There were no transfers into or out of Level 3 during the three months and six months ended June 30, 2019 and 2018.
As of June 30, 2019, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $4 million of net liabilities was measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of June 30, 2018, PSEG carried $2.3 billion of net assets that are measured at fair value on a recurring basis, of which $4 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of June 30, 2019 and December 31, 2018.

	As of		As of
	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$2,840	$2,855	$2,443	$2,397
PSE&G (B)	9,680	10,697	9,184	9,374
PSEG Power (B)	2,837	3,133	2,835	2,996
Total Long-Term Debt	$15,357	$16,685	$14,462	$14,767

(A)
As of June 30, 2019 and December 31, 2018, includes floating rate term loans of $700 million and $1,050 million, respectively. The fair values of the term loan debt (Level 2 measurement) approximate the carrying value because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Other Income (Deductions)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2019
NDT Fund Interest and Dividends	$—	$16	$—	$16
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	4	—	—	4
Other	1	(1)	(1)	(1)
Total Other Income (Deductions)	$19	$15	$(1)	$33
Six Months Ended June 30, 2019
NDT Fund Interest and Dividends	$—	$30	$—	$30
Allowance for Funds Used During Construction	27	—	—	27
Solar Loan Interest	8	—	—	8
Other	3	(2)	—	1
Total Other Income (Deductions)	$38	$28	$—	$66
Three Months Ended June 30, 2018
NDT Fund Interest and Dividends	$—	$15	$—	$15
Allowance for Funds Used During Construction	13	—	—	13
Solar Loan Interest	5	—	—	5
Other	2	(2)	1	1
Total Other Income (Deductions)	$20	$13	$1	$34
Six Months Ended June 30, 2018
NDT Fund Interest and Dividends	$—	$27	$—	$27
Allowance for Funds Used During Construction	27	—	—	27
Solar Loan Interest	9	—	—	9
Other	4	(3)	2	3
Total Other Income (Deductions)	$40	$24	$2	$66

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

Note 16. Income Taxes
PSEG’s, PSE&G’s and PSEG Power’s effective tax rates for the three months and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
PSEG	(15.0)%	26.5%	13.1%	26.6%
PSE&G	5.8%	25.7%	5.8%	26.4%
PSEG Power	21.6%	31.7%	30.6%	27.1%

For the three months and six months ended June 30, 2019, the differences in PSEG’s and PSE&G’s effective tax rates as compared to the same periods in the prior year and the statutory tax rate of 28.11% were due primarily to the flowback of PSE&G’s excess deferred income tax liabilities as a result of the Tax Act and tax repair-related accumulated deferred income taxes as a result of PSE&G’s 2018 settled distribution base rate case and the FERC approved Section 205 filing, where applicable.
For the three months ended June 30, 2019, the differences in PSEG Power’s effective tax rates as compared to the same periods in the prior year and the statutory tax rate of 28.11% were due primarily to the impact higher NDT qualified fund trust tax had on a pre-tax loss. For the six months ended June 30, 2019, the differences in PSEG Power’s effective tax rates as compared to the same periods in the prior year and the statutory rate of 28.11% were due primarily to higher pre-tax income from the NDT qualified fund in 2019, which is subject to an additional trust tax.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tax Act
Effective January 1, 2018, the U.S. federal corporate tax rate was reduced from a maximum of 35% to 21% resulting in a decrease in PSEG’s, PSE&G’s and PSEG Power’s effective income tax rates. To the extent allowed under the Tax Act, PSEG Power’s operating cash flows reflect the full expensing of capital investments for income tax purposes. The Tax Act has led to lower customer rates due to lower income tax expense recoveries and the BPU and FERC have approved PSEG’s proposals to refund excess deferred income tax Regulatory Liabilities. The impact of the lower federal income tax rate on PSE&G was reflected in PSE&G’s distribution base rate proceeding and its 2018 transmission formula rate filings. The Tax Act is generally expected to result in lower operating cash flows for PSE&G resulting from the elimination of bonus depreciation, partially offset by higher revenues due to the higher rate base.
In August 2018, the IRS issued a Notice of Proposed Rulemaking (Notice) regarding the application of tax depreciation rules as amended by the Tax Act. While the Notice provides some guidance as to the application of the changes made by the Tax Act to the bonus depreciation rules, certain aspects still remain unclear. Further, in November 2018 the IRS issued proposed regulations addressing the interest disallowance rules contained in the Tax Act. For non-regulated businesses, these rules set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2019, PSEG and PSEG Power expect that a portion of the interest will be disallowed in the current period but realized in future periods. However, certain aspects of the proposed regulations are unclear. Therefore, PSEG recorded taxes based on its interpretation of the relevant statutes.
Depreciation amounts recorded in 2019 were based on PSEG’s interpretation of the Tax Act and the depreciation rules contained in the Notice. Such amounts are subject to change based on several factors, including but not limited to, the IRS and state taxing authorities issuing final guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and PSEG Power’s financial statements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Three Months Ended June 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2019	$(5)	$(441)	$5	$(441)
Other Comprehensive Income before Reclassifications	(13)	—	21	8
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	4	(3)	1
Net Current Period Other Comprehensive Income (Loss)	(13)	4	18	9
Balance as of June 30, 2019	$(18)	$(437)	$23	$(432)

PSEG	Three Months Ended June 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2018	$—	$(398)	$(13)	$(411)
Other Comprehensive Income before Reclassifications	(1)	—	(6)	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	1	8
Net Current Period Other Comprehensive Income (Loss)	(1)	7	(5)	1
Balance as of June 30, 2018	$(1)	$(391)	$(18)	$(410)

PSEG	Six Months Ended June 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$(1)	$(360)	$(16)	$(377)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate to Retained Earnings	—	(81)	—	(81)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(17)	(3)	41	21
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	(2)	5
Net Current Period Other Comprehensive Income (Loss)	(17)	4	39	26
Net Change in Accumulated Other Comprehensive Income (Loss)	(17)	(77)	39	(55)
Balance as of June 30, 2019	$(18)	$(437)	$23	$(432)

PSEG	Six Months Ended June 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(406)	$177	$(229)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(176)	(176)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(1)	—	(22)	(23)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	15	3	18
Net Current Period Other Comprehensive Income (Loss)	(1)	15	(19)	(5)
Net Change in Accumulated Other Comprehensive Income (Loss)	(1)	15	(195)	(181)
Balance as of June 30, 2018	$(1)	$(391)	$(18)	$(410)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power	Three Months Ended June 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2019	$—	$(375)	$3	$(372)
Other Comprehensive Income before Reclassifications	—	—	17	17
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	(2)	1
Net Current Period Other Comprehensive Income (Loss)	—	3	15	18
Balance as of June 30, 2019	$—	$(372)	$18	$(354)

PSEG Power	Three Months Ended June 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2018	$—	$(341)	$(11)	$(352)
Other Comprehensive Income before Reclassifications	—	—	(5)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	6	1	7
Net Current Period Other Comprehensive Income (Loss)	—	6	(4)	2
Balance as of June 30, 2018	$—	$(335)	$(15)	$(350)

PSEG Power	Six Months Ended June 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$—	$(306)	$(13)	$(319)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate to Retained Earnings	—	(69)	—	(69)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	(3)	32	29
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	6	(1)	5
Net Current Period Other Comprehensive Income (Loss)	—	3	31	34
Net Change in Accumulated Other Comprehensive Income (Loss)	—	(66)	31	(35)
Balance as of June 30, 2019	$—	$(372)	$18	$(354)

PSEG Power	Six Months Ended June 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(347)	$175	$(172)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(175)	(175)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	—	(18)	(18)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	12	3	15
Net Current Period Other Comprehensive Income (Loss)	—	12	(15)	(3)
Net Change in Accumulated Other Comprehensive Income (Loss)	—	12	(190)	(178)
Balance as of June 30, 2018	$—	$(335)	$(15)	$(350)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2019			June 30, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$1	$—	$(1)	$1	$—
Total Cash Flow Hedges		(1)	1	—	(1)	1	—
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$6	$(2)	$4	$13	$(4)	$9
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	3	(8)	(23)	7	(16)
Total Pension and OPEB Plans		(5)	1	(4)	(10)	3	(7)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	4	(1)	3	3	(1)	2
Total Available-for-Sale Debt Securities		4	(1)	3	3	(1)	2
Total		$(2)	$1	$(1)	$(8)	$3	$(5)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2018			June 30, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1	$2	$—	$2
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	3	(8)	(23)	6	(17)
Total Pension and OPEB Plans		(10)	3	(7)	(21)	6	(15)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(2)	1	(1)	(6)	3	(3)
Total Available-for-Sale Debt Securities		(2)	1	(1)	(6)	3	(3)
Total		$(12)	$4	$(8)	$(27)	$9	$(18)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2019			June 30, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$5	$(1)	$4	$11	$(3)	$8
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(9)	2	(7)	(19)	5	(14)
Total Pension and OPEB Plans		(4)	1	(3)	(8)	2	(6)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	3	(1)	2	2	(1)	1
Total Available-for-Sale Debt Securities		3	(1)	2	2	(1)	1
Total		$(1)	$—	$(1)	$(6)	$1	$(5)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2018			June 30, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1	$2	$—	$2
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(9)	2	(7)	(19)	5	(14)
Total Pension and OPEB Plans		(8)	2	(6)	(17)	5	(12)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(2)	1	(1)	(6)	3	(3)
Total Available-for-Sale Debt Securities		(2)	1	(1)	(6)	3	(3)
Total		$(10)	$3	$(7)	$(23)	$8	$(15)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$153	$153	$269	$269	$853	$853	$827	$827
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	504	504	504	504	504	504
Effect of Stock Based Compensation Awards	—	3	—	3	—	3	—	3
Total Shares	504	507	504	507	504	507	504	507

EPS
Net Income	$0.30	$0.30	$0.53	$0.53	$1.69	$1.68	$1.64	$1.63

Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2019	2018	2019	2018
Per Share	$0.47	$0.45	$0.94	$0.90
In Millions	$237	$228	$475	$455

On July 16, 2019, the PSEG Board approved a $0.47 per share common stock dividend for the third quarter of 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended June 30, 2019
Total Operating Revenues	$1,382	$1,083	$87	$(236)	$2,316
Net Income (Loss) (C)	227	(40)	(34)	—	153
Gross Additions to Long-Lived Assets	633	172	4	—	809
Six Months Ended June 30, 2019
Operating Revenues	$3,414	$2,499	$228	$(845)	$5,296
Net Income (Loss) (C)	630	256	(33)	—	853
Gross Additions to Long-Lived Assets	1,258	339	7	—	1,604
Three Months Ended June 30, 2018
Total Operating Revenues	$1,386	$767	$123	$(260)	$2,016
Net Income (Loss)	231	41	(3)	—	269
Gross Additions to Long-Lived Assets	697	248	7	—	952
Six Months Ended June 30, 2018
Operating Revenues	$3,231	$2,170	$270	$(837)	$4,834
Net Income (Loss)	550	275	2	—	827
Gross Additions to Long-Lived Assets	1,447	547	11	—	2,005
As of June 30, 2019
Total Assets	$32,185	$12,704	$2,405	$(1,014)	$46,280
Investments in Equity Method Subsidiaries	$—	$88	$—	$—	$88
As of December 31, 2018
Total Assets	$31,109	$12,594	$2,604	$(981)	$45,326
Investments in Equity Method Subsidiaries	$—	$86	$—	$—	$86

(A)
Includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

(B)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 20. Related-Party Transactions.

(C)
Includes an after-tax impairment charge of $284 million in the three and six months ended June 30, 2019 related to the anticipated sale of PSEG Power’s interests in the Keystone and Conemaugh fossil generation plants. See Note 4. Early Plant Retirements/Asset Dispositions for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2019	2018	2019	2018
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$246	$272	$879	$850
Administrative Billings from Services (B)	80	85	155	168
Total Billings from Affiliates	$326	$357	$1,034	$1,018

	As of	As of
Related-Party Transactions	June 30, 2019	December 31, 2018
	Millions
Receivable from PSEG (C)	$4	$123
Payable to PSEG Power (A)	$124	$245
Payable to Services (B)	60	76
Accounts Payable—Affiliated Companies	$184	$321
Noncurrent Payable to PSEG Power (A)	$8	$—
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$102	$69

PSEG Power
The financial statements for PSEG Power include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2019	2018	2019	2018
	Millions
Billings to Affiliates:
Net Billings to PSE&G (A)	$246	$272	$879	$850
Billings from Affiliates:
Administrative Billings from Services (B)	$46	$32	$91	$75

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	June 30, 2019	December 31, 2018
	Millions
Receivable from PSE&G (A)	$124	$245
Receivable from PSEG (C)	93	29
Accounts Receivable—Affiliated Companies	$217	$274
Payable to Services (B)	$22	$16
Accounts Payable—Affiliated Companies	$22	$16
Short-Term Loan to (from) Affiliate (E)	$348	$(193)
Noncurrent Receivable from PSE&G (A)	$8	$—
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$103	$76

(A)
PSE&G has entered into a requirements contract with PSEG Power under which PSEG Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. PSEG Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process and sells ZECs to PSE&G under the ZEC program. The rates in the BGS and BGSS contracts and for the ZEC sales are prescribed by the BPU. BGS and BGSS sales are billed and settled on a monthly basis. ZEC sales are billed on a monthly basis and settled annually following completion of each energy year. In addition, PSEG Power and PSE&G provide certain technical services for each other generally at cost in compliance with FERC and BPU affiliate rules.

(B)
Services provides and bills administrative services to PSE&G and PSEG Power at cost. In addition, PSE&G and PSEG Power have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of each of the operating companies.

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

(D)	PSE&G and PSEG Power have advanced working capital to Services. The amounts are included in Other Noncurrent Assets on PSE&G’s and PSEG Power’s Condensed Consolidated Balance Sheets.

(E)	PSEG Power’s short-term loans with PSEG are for working capital and other short-term needs. Interest Income and Interest Expense relating to these short-term funding activities were immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 21. Guarantees of Debt
PSEG Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as PSEG Power’s non-guarantor subsidiaries, as of June 30, 2019 and December 31, 2018 and for the three months and six months ended June 30, 2019 and 2018.

	PSEG Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended June 30, 2019
Operating Revenues	$—	$1,063	$66	$(46)	$1,083
Operating Expenses	2	1,148	65	(46)	1,169
Operating Income (Loss)	(2)	(85)	1	—	(86)
Equity Earnings (Losses) of Subsidiaries	(15)	(10)	5	25	5
Net Gains (Losses) on Trust Investments	—	38	—	—	38
Other Income (Deductions)	45	58	—	(88)	15
Non-Operating Pension and OPEB Credits (Costs)	—	3	—	—	3
Interest Expense	(78)	(24)	(12)	88	(26)
Income Tax Benefit (Expense)	10	(1)	2	—	11
Net Income (Loss)	$(40)	$(21)	$(4)	$25	$(40)
Comprehensive Income (Loss)	$(22)	$(8)	$(4)	$12	$(22)
Six Months Ended June 30, 2019
Operating Revenues	$—	$2,464	$122	$(87)	$2,499
Operating Expenses	3	2,242	126	(87)	2,284
Operating Income (Loss)	(3)	222	(4)	—	215
Equity Earnings (Losses) of Subsidiaries	294	(18)	7	(276)	7
Net Gains (Losses) on Trust Investments	1	163	—	—	164
Other Income (Deductions)	92	113	—	(177)	28
Non-Operating Pension and OPEB Credits (Costs)	—	6	—	—	6
Interest Expense	(153)	(55)	(20)	177	(51)
Income Tax Benefit (Expense)	25	(145)	7	—	(113)
Net Income (Loss)	$256	$286	$(10)	$(276)	$256
Comprehensive Income (Loss)	$290	$314	$(10)	$(304)	$290
Six Months Ended June 30, 2019
Net Cash Provided By (Used In) Operating Activities	$(66)	$1,213	$81	$(78)	$1,150
Net Cash Provided By (Used In) Investing Activities	$(445)	$(1,100)	$(220)	$1,051	$(714)
Net Cash Provided By (Used In) Financing Activities	$511	$(116)	$134	$(973)	$(444)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSEG Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended June 30, 2018
Operating Revenues	$—	$747	$51	$(31)	$767
Operating Expenses	3	704	49	(31)	725
Operating Income (Loss)	(3)	43	2	—	42
Equity Earnings (Losses) of Subsidiaries	55	(4)	5	(51)	5
Net Gains (Losses) on Trust Investments	—	8	—	—	8
Other Income (Deductions)	41	40	—	(68)	13
Non-Operating Pension and OPEB Credits (Costs)	—	2	1	—	3
Interest Expense	(54)	(19)	(6)	68	(11)
Income Tax Benefit (Expense)	2	(23)	2	—	(19)
Net Income (Loss)	$41	$47	$4	$(51)	$41
Comprehensive Income (Loss)	$43	$44	$4	$(48)	$43
Six Months Ended June 30, 2018
Operating Revenues	$—	$2,133	$102	$(65)	$2,170
Operating Expenses	3	1,760	101	(65)	1,799
Operating Income (Loss)	(3)	373	1	—	371
Equity Earnings (Losses) of Subsidiaries	289	(7)	7	(282)	7
Net Gains (Losses) on Trust Investments	—	(14)	—	—	(14)
Other Income (Deductions)	76	73	—	(125)	24
Non-Operating Pension and OPEB Credits (Costs)	—	6	1	—	7
Interest Expense	(96)	(36)	(11)	125	(18)
Income Tax Benefit (Expense)	9	(115)	4	—	(102)
Net Income (Loss)	$275	$280	$2	$(282)	$275
Comprehensive Income (Loss)	$272	$267	$2	$(269)	$272
Six Months Ended June 30, 2018
Net Cash Provided By (Used In) Operating Activities	$34	$745	$(8)	$98	$869
Net Cash Provided By (Used In) Investing Activities	$(840)	$(867)	$(196)	$808	$(1,095)
Net Cash Provided By (Used In) Financing Activities	$806	$123	$191	$(906)	$214

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSEG Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of June 30, 2019
Current Assets	$4,804	$1,964	$315	$(5,516)	$1,567
Property, Plant and Equipment, net	46	4,452	3,971	—	8,469
Investment in Subsidiaries	5,279	1,090	—	(6,369)	—
Noncurrent Assets	281	2,510	138	(261)	2,668
Total Assets	$10,410	$10,016	$4,424	$(12,146)	$12,704
Current Liabilities	$1,438	$2,936	$2,167	$(5,516)	$1,025
Noncurrent Liabilities	539	2,143	827	(261)	3,248
Long-Term Debt	2,431	—	—	—	2,431
Member’s Equity	6,002	4,937	1,430	(6,369)	6,000
Total Liabilities and Member’s Equity	$10,410	$10,016	$4,424	$(12,146)	$12,704
As of December 31, 2018
Current Assets	$4,317	$1,479	$304	$(4,593)	$1,507
Property, Plant and Equipment, net	49	4,971	3,822	—	8,842
Investment in Subsidiaries	5,062	1,107	—	(6,169)	—
Noncurrent Assets	273	2,109	101	(238)	2,245
Total Assets	$9,701	$9,666	$4,227	$(11,000)	$12,594
Current Liabilities	$437	$2,971	$2,027	$(4,593)	$842
Noncurrent Liabilities	513	1,996	730	(238)	3,001
Long-Term Debt	2,791	—	—	—	2,791
Member’s Equity	5,960	4,699	1,470	(6,169)	5,960
Total Liabilities and Member’s Equity	$9,701	$9,666	$4,227	$(11,000)	$12,594

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
This combined MD&A is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G) and PSEG Power LLC (PSEG Power). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G and PSEG Power each make representations only as to itself and make no representations whatsoever as to any other company.
PSEG’s business consists of two reportable segments, our principal direct wholly owned subsidiaries, which are:

•
PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in regulated solar generation projects and energy efficiency and related programs in New Jersey, which are regulated by the BPU, and

•
PSEG Power—which is a multi-regional energy supply company that integrates the operations of its merchant nuclear and fossil generating assets with its power marketing businesses and fuel supply functions through competitive energy sales in well-developed energy markets primarily in the Northeast and Mid-Atlantic United States through its principal direct wholly owned subsidiaries. In addition, PSEG Power owns and operates solar generation in various states. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission, the Environmental Protection Agency (EPA) and the states in which they operate.

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
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. Over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G. Based upon the expected settlement of the ES II program noted below, PSE&G has narrowed its five-year capital expenditure range to $12 billion to $14.5 billion, resulting in an expected annual rate base growth of 7.5% to 8.5%.
We have commenced our BPU-approved Gas System Modernization Program II (GSMP II), an expanded, five-year program to invest $1.9 billion beginning in 2019 to replace approximately 875 miles of cast iron and unprotected steel mains in addition to other improvements to the gas system. Approximately $1.6 billion will be recovered through periodic rate roll-ins, with the remaining $300 million to be recovered through a future base rate proceeding. As part of the settlement approved by the BPU, PSE&G agreed to file a base rate proceeding no later than five years from the commencement of the program, to maintain a base level of gas distribution capital expenditures of $155 million per year and to achieve certain leak reduction targets.
In June 2018, we filed for our Energy Strong Program II (ES II), a proposed five-year $2.5 billion program to harden, modernize and improve the resiliency of our electric and gas distribution systems. In July 2019, we reached an agreement in principle for an $842 million program for gas and electric projects which are expected to begin in the fourth quarter of 2019 and be completed at the end of 2023. Approximately $692 million of the program would be recovered through periodic rate recovery filings, with the balance to be recovered in our next distribution base rate case, which is required to be filed no later than December 2023. The parties to the proceeding are working on a stipulation of settlement which will be submitted for the BPU’s review and approval in the third quarter of 2019.
In October 2018, we filed our proposed Clean Energy Future (CEF) program with the BPU, a six-year estimated $3.5 billion investment covering four programs; (i) an Energy Efficiency (EE) program totaling $2.5 billion of investment designed to achieve energy efficiency targets required under New Jersey’s Clean Energy law; (ii) an Electric Vehicle (EV) infrastructure program; (iii) an Energy Storage (ES) program and (iv) an Energy Cloud (EC) program which will include installing approximately two million electric smart meters and associated infrastructure. The BPU is reviewing the CEF-EE program concurrently with its efforts related to implementing the Clean Energy Act as well as addressing stakeholder input to New Jersey’s Energy Master Plan. As a result, the CEF-EE filing remains pending before the BPU. The parties in the CEF-EE filing have reached an agreement in principle that extends the matter into 2020, and that authorizes, in the interim, PSE&G to continue work on four of its existing EE programs for an additional year. The agreement covering extension of both the CEF-EE matter and the four existing EE programs requires BPU approval. The CEF-EV/ES and CEF-EC programs will have separate procedural schedules.
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
PSEG Power
At PSEG Power, we strive to improve performance and reduce costs in order to optimize cash flow generation from our fleet in light of low wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. PSEG Power continues to move its fleet toward improved efficiency and believes that its recently completed investment program enhances its competitive position with the addition of efficient, clean, reliable combined cycle gas turbine capacity. Our commitments for load, such as basic generation service (BGS) in New Jersey and other bilateral supply contracts, are backed by this generation or may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving our obligations. PSEG Power’s hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business. Approximately 75% of PSEG Power’s expected gross margin in 2019 relates to hedging of our energy margin, our expected revenues from the capacity market mechanisms, Zero Emission Certificate revenues that commenced in April 2019 and certain ancillary service payments such as reactive power.
We commenced commercial operations of Keys Energy Center (Keys) and Sewaren 7 in mid-2018 and Bridgeport Harbor Station Unit 5 (BH5) in June 2019. Our investments in these units reflect our recognition of the value of opportunistic growth in the PSEG Power business. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and enhance the environmental profile and overall efficiency of PSEG Power’s generation fleet.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. In the first half of 2019, our

•
utility continued its efforts to control costs while maintaining strong operational performance, including ranking in the top quartile among large utilities in the East in JD Power’s 2019 Electric Utility Residential Customer Satisfaction Study,

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 27 terawatt hours while addressing fuel availability and price volatility, and

•	total nuclear fleet achieved a capacity factor of 91.1%.

Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first six months of 2019 as we

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
Financial Results
As a result of the settlement of PSE&G’s distribution base rate proceeding in October 2018, with new rates effective November 1, 2018, PSE&G expects a net reduction in overall annual revenues of approximately $13 million. This is comprised of a $212 million increase in base revenues, including recovery of deferred storm costs, offset by the return of tax benefits of approximately $225 million. The tax benefits include the flowback to customers of excess accumulated deferred income taxes resulting from the reduction of the federal income tax rates provided in the Tax Act as well as the accumulated deferred income taxes from previously realized tax repair deductions and tax benefits from future tax repair deductions as realized.
PSE&G also filed a revised 2019 Annual Transmission Formula Rate Update to include the refund of the approved excess deferred income tax benefits. The revised 2019 Annual Transmission Formula Rate, as filed with FERC in January 2019, decreases overall annual transmission revenues by approximately $54 million, subject to true-up. See Item 1. Note 6. Rate Filings.
The results for PSEG, PSE&G and PSEG Power for the three months and six months ended June 30, 2019 and 2018 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Earnings (Losses)	2019	2018	2019	2018
	Millions
PSE&G	$227	$231	$630	$550
PSEG Power (A)	(40)	41	256	275
Other (B)	(34)	(3)	(33)	2
PSEG Net Income	$153	$269	$853	$827

PSEG Net Income Per Share (Diluted)	$0.30	$0.53	$1.68	$1.63

(A)
Includes an after-tax impairment charge of $284 million in the three and six months ended June 30, 2019 related to the anticipated sale of PSEG Power’s interests in the Keystone and Conemaugh fossil generation plants. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions for additional information.

(B)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded after-tax charges related to its investments in leveraged leases of $32 million and $14 million in the second quarter of 2019 and 2018, respectively. See Item 1. Note 8. Financing Receivables for additional information.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$25	$5	$101	$(11)
Non-Trading MTM Gains (Losses) (C)	$152	$(48)	$228	$37

(A)
NDT Fund Income (Expense) includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 1. Note 9. Trust Investments for additional information. NDT Fund Income (Expense) also includes interest and dividend income and other costs related to the NDT Fund recorded in Other Income (Deductions), interest accretion expense on PSEG Power’s nuclear Asset Retirement Obligation (ARO) recorded in Operation and Maintenance (O&M) Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.

(B)	Net of tax (expense) benefit of $(16) million and $(4) million for the three months and $(67) million and $4 million for the six months ended June 30, 2019 and 2018, respectively.

(C)	Net of tax (expense) benefit of $(58) million and $19 million for the three months and $(88) million and $(14) million for the six months ended June 30, 2019 and 2018, respectively.
Our $116 million decrease in Net Income for the three months ended June 30, 2019 was driven largely by

•
an asset impairment in 2019 related to the anticipated sale of PSEG Power’s ownership interests in the Keystone and Conemaugh fossil generation plants (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions),

•	an increase in impairment charges related to leveraged lease investments at Energy Holdings (see Item 1. Note 8. Financing Receivables, and

•	higher interest costs at the parent company,

•	partially offset by MTM gains in 2019 as compared to MTM losses in 2018, and

•	higher earnings due to investments in T&D programs and the favorable impact of new rates effective November 1, 2018 as a result of the BPU’s approval of our distribution base rate proceeding at PSE&G.
Our $26 million increase in Net Income for the six months ended June 30, 2019 was driven primarily by

•	higher MTM gains in 2019 at PSEG Power,

•	net unrealized gains in 2019 as compared to net unrealized losses in 2018 on equity securities in the NDT Fund at PSEG Power, and

•	higher earnings due to investments in T&D programs and the favorable impact of new rates effective November 1, 2018 as a result of the BPU’s approval of our distribution base rate proceeding at PSE&G.
These increases for the six months ended June 30, 2019 were largely offset by the above mentioned impairments at PSEG Power and Energy Holdings.
The greater emphasis on capital spending in recent years for projects on which we receive contemporaneous returns at PSE&G has yielded strong results, which when combined with the cash flow generated by PSEG Power, has allowed us to increase our dividend annually. These actions to meet customer needs, market conditions and investor expectations reflect our long-term approach to managing our company. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives.
Disciplined Investment
We utilize rigorous criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure and improving our environmental footprint to align with public policy objectives. In the first half of 2019, we

•	made additional investments in T&D infrastructure projects,

•	continued to execute our Energy Efficiency and other existing BPU-approved utility programs, and

•	completed construction and placed into service our BH5 generation project, the final stage of our investment program in combined cycle gas turbines.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect us, see Part I, Item 1. Business—Regulatory Issues in our Form 10-K and Item 5. Other Information in our Quarterly Report on Form 10-Q for the period ending March 31, 2019 (first quarter 2019 10-Q) and this Quarterly Report on Form 10-Q.
Transmission Planning
There are several matters pending before FERC that may impact the allocation of costs associated with transmission projects, including those being constructed by PSE&G. Regardless of how these proceedings are resolved, PSE&G’s ability to recover the costs of these projects will not be affected. However, the result of these proceedings could ultimately impact the amount of costs borne by customers in New Jersey. In addition, as a BGS supplier, PSEG Power provides services that include specified transmission costs. If the allocation of the costs associated with the transmission projects were to increase these BGS-related transmission costs, BGS suppliers would be entitled to recovery, subject to BPU approval. We do not believe that these matters will have a material effect on PSEG Power’s business or results of operations.
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
Wholesale Power Market Design
In June 2018, FERC issued an order finding that PJM’s current capacity market is not just and reasonable because it enabled state-supported resources to bid below their costs which resulted in suppressed clearing prices. In particular, FERC found that nuclear generating units that receive zero emission certificate payments were of concern. Depending on the outcome of this matter, our generating stations could be impacted.
In late July 2019, FERC issued an order directing PJM to delay its August 2019 capacity auction until it can approve replacement auction rules and provide greater certainty to the market than conducting the auction under existing rules. FERC also denied PJM’s request to clarify that any just and reasonable replacement auction rules ultimately adopted would operate prospectively. FERC held that it would not rule prematurely on the issue of an appropriate remedy prior to rendering a determination on the merits of the replacement auction rules. We cannot predict when FERC will issue replacement auction rules and what impact those rules will have on the capacity market or our generating stations.
In October 2018, PJM filed with FERC to revise the shape of the Variable Resource Requirement (VRR) curve that will be implemented in the next capacity auction. The VRR curve is the administratively determined demand curve that serves as one of the key elements for establishing the amount of generation capacity to be procured in the auction. PJM’s proposed tariff revisions will result in lower Cost of New Entry (CONE) values as compared to the currently effective VRR curve. PSEG protested PJM’s proposal on the grounds that it would result in understated prices for capacity relative to the cost of constructing a new reference generating unit and will result in prices that are unjust and unreasonable. In April 2019, FERC issued an Order approving PJM’s filing without modification and these changes are expected to be in place for the 2022/2023 PJM capacity auction. In mid-May 2019, PSEG filed a request for rehearing which remains pending before FERC.

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
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded Zero Emission Certificates (ZECs) by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour (which is equivalent to approximately $10 per megawatt hour (MWh) in payments to selected nuclear plants (ZEC payment)). These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations, subject to exceptions specified in the ZEC legislation. PSEG Power anticipates it will recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC legislation requires nuclear plants to reapply for any subsequent three year periods. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by preventing the retirement of nuclear plants. The BPU’s decision awarding ZECs has been appealed by Rate Counsel. The financial condition of the plants may nonetheless be materially adversely impacted by potential changes to the capacity market construct being considered by FERC (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC authorized capacity mechanism), and, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors. Absent a material financial change, these adverse impacts could still result in PSEG Power taking all necessary steps to retire all of these plants following the end of the initial three year term of the ZECs program. Retirement of these plants would result in a material adverse impact on PSEG’s and PSEG Power’s financial results.
In April 2019, during a scheduled refueling outage at Salem Unit 1, planned inspection and testing revealed a significantly larger number of bolts than initially anticipated required replacement inside the reactor vessel. The bolt replacement has been completed and the unit returned to service in June 2019. Except in adverse circumstances discussed above, we expect to continue our strategic program to inspect and replace degraded reactor vessel bolting at both Salem units over the next several refueling outage cycles and to maintain the long-term health of both reactor vessels. Production and margin effects for the second quarter of 2019 were offset by increased generation from the new combined-cycle Keys and Sewaren 7 units.
Fossil
In June 2019, PSEG Power entered into a purchase agreement to sell its 776 MW ownership interests in the Keystone and Conemaugh generation plants in western Pennsylvania and related assets, including the assumption of related liabilities. The transaction is targeted to close during the second half of 2019, subject to customary closing conditions and regulatory approvals.
As a result of the transaction, PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants and related assets will no longer be classified as held for use in accordance with GAAP. In June 2019, PSEG Power recognized a pre-tax impairment charge of $395 million as the anticipated sale price is less than the current book value. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions for further information.
California Solar Facilities
As part of its solar production portfolio, PSEG Power owns and operates two California-based solar facilities with an aggregate capacity of approximately 30 MW direct current whose output is sold to Pacific Gas and Electric Company (PG&E) under power purchase agreements (PPAs) with twenty year terms. The net book value of these solar facilities was approximately $56 million as of June 30, 2019. In January 2019, PG&E and its parent company PG&E Corporation filed for Chapter 11 bankruptcy protection. PSEG Power cannot predict the ultimate outcome that this bankruptcy proceeding will have on our ability to collect all of the revenues from these facilities due under the PPAs; however, any adverse changes to the terms of PSEG Power’s PPAs as a result of this bankruptcy proceeding could result in the future impairment of these assets in amounts up to their current net book value.
Offshore Wind
In June 2019, the BPU selected Ørsted US Offshore Wind’s Ocean Wind project as the winning bid in New Jersey’s initial solicitation for 1,100 MW of offshore wind generation. In connection with the Ocean Wind bid, PSEG agreed to provide energy management services and the potential lease of land for use in project development. We also retained an option to acquire an equity interest in the project. We expect to make a decision regarding an equity investment in the Ocean Wind project in the second half of 2019.
Leveraged Leases
In December 2018, NRG REMA, LLC emerged from its in-court proceeding under Chapter 11 of the Bankruptcy Code. As a result of the restructuring, the remaining deferred tax liabilities related to the Keystone and Conemaugh lease investments were reclassified to current tax liabilities. As a result of the restructuring activity, PSEG has a remaining tax liability of approximately $85 million, subject to its consolidated federal income tax filing position.
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
During the second quarter of 2019, Energy Holdings completed its annual review of estimated residual values embedded in the leveraged leases. The outcome indicated that the updated residual value estimate of the coal-fired Powerton lease was lower than the recorded residual value and the decline was deemed to be other than temporary as a result of expected future adverse market conditions. As a result, a pre-tax write-down of $58 million was reflected in Operating Revenues in the quarter ended June 30, 2019, calculated by comparing the gross investment in the leases before and after the revised residual estimates.
Tax Legislation
The Tax Act, among other things, decreased the statutory U.S. corporate income tax rate from a maximum of 35% to 21%, effective January 1, 2018, and made certain changes to the bonus depreciation and interest disallowance rules.
In August 2018, the Internal Revenue Service (IRS) issued a Notice of Proposed Rulemaking (Notice) regarding the application of tax depreciation rules as amended by the Tax Act. While the Notice provides some guidance as to the application of the changes made by the Tax Act to the bonus depreciation rules, certain aspects remain unclear. Further, in November 2018 the IRS issued proposed regulations addressing the interest disallowance rules contained in the Tax Act. For non-regulated businesses, these rules set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2019, PSEG and PSEG Power expect that a portion of their interest will be disallowed in the current period but realized in future periods. However, certain aspects of the proposed regulations are unclear. Therefore, we recorded taxes based on our interpretation of the relevant statute. Such amounts are subject to change based on several factors, including but not limited to, the IRS and state taxing authorities issuing final guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and PSEG Power’s financial statements. For additional information, see Item 1. Note 16. Income Taxes.
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
Future Outlook
For more than a century, our mission has been to provide universal access to an around-the-clock supply of reliable, affordable power. Building on this mission, we believe in a future where customers universally use less energy, the energy they use is cleaner, and its delivery is more reliable and more resilient. To that end, in July 2019, we announced that we expect to cut our power fleet’s carbon emissions by 80% by 2046, from 2005 levels. We have also announced our vision of attaining net-zero CO2 emissions by 2050, assuming advances in technology and public policy.
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

•
obtain approval of and execute our utility capital investment program, including ES II, GSMP II, our CEF program and transmission and other investments that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,

•
advocate for the continuation of the ZEC program and measures to ensure the implementation by PJM and FERC of market design and transmission planning rules that continue to promote fair and efficient electricity markets, including recognition of the cost of emissions,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
In addition to the risks described elsewhere in this Form 10-Q, the first quarter 2019 10-Q and in our Form 10-K, for 2019 and beyond, the key issues and challenges we expect our business to confront include:

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

RESULTS OF OPERATIONS
PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, PSE&G and PSEG Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 1. Note 20. Related-Party Transactions.

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,316	$2,016	$300	15	$5,296	$4,834	$462	10
Energy Costs	704	600	104	17	1,828	1,552	276	18
Operation and Maintenance	750	725	25	3	1,506	1,479	27	2
Depreciation and Amortization	307	280	27	10	621	560	61	11
Loss on Asset Dispositions	395	—	395	N/A	395	—	395	N/A
Income from Equity Method Investments	5	5	—	—	7	7	—	—
Net Gains (Losses) on Trust Investments	39	8	31	N/A	167	(14)	181	N/A
Other Income (Deductions)	33	34	(1)	(3)	66	66	—	—
Non-Operating Pension and OPEB Credits (Costs)	33	19	14	74	66	38	28	74
Interest Expense	137	111	26	23	270	214	56	26
Income Tax (Benefit) Expense	(20)	97	(117)	N/A	129	299	(170)	(57)

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,382	$1,386	$(4)	—	$3,414	$3,231	$183	6
Energy Costs	529	488	41	8	1,476	1,270	206	16
Operation and Maintenance	369	353	16	5	777	744	33	4
Depreciation and Amortization	202	187	15	8	414	377	37	10
Net Gains (Losses) on Trust Investments	—	—	—	N/A	1	—	1	N/A
Other Income (Deductions)	19	20	(1)	(5)	38	40	(2)	(5)
Non-Operating Pension and OPEB Credits (Costs)	29	15	14	93	59	30	29	97
Interest Expense	89	82	7	9	176	163	13	8
Income Tax Expense (Benefit)	14	80	(66)	(83)	39	197	(158)	(80)

Three Months Ended June 30, 2019 as Compared to 2018
Operating Revenues decreased $4 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues were flat due to

•	Transmission revenues were $34 million higher due to increased 2019 revenue requirements primarily due to higher rate base investment.

•
Gas distribution revenues increased $32 million due primarily to a $23 million increase from the favorable impact of the distribution base rate tariff effective November 2018, an $11 million increase in Weather Normalization Clause (WNC) collections and a $3 million increase from the inclusion of GSMP I in base rates. These increases were partially offset by decreases of $4 million due to lower sales volumes and $1 million in Green Program Recovery Charge (GPRC) collections.

•
Electric distribution revenues increased $9 million due to a $21 million increase resulting from the favorable impact of the distribution base rate tariff, partially offset by a $10 million decrease due to lower sales volumes and a $2 million decrease in GPRC collections.

•
Gas, Electric and Transmission revenue requirements were reduced by $75 million due to the flowback of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits as a result of settlements with the BPU and FERC. This reduction is offset in Income Tax Expense.

Commodity Revenues increased $9 million as a result of higher Electric revenues partly offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by changes in Energy Costs. PSE&G earns no margin on the provision of BGS and basic gas supply service (BGSS) to retail customers.

•	Electric commodity revenues increased $15 million due to a $25 million increase in BGS prices partially offset by $10 million in lower BGS sales volumes.

•	Gas commodity revenues decreased $6 million due primarily to lower BGSS sales volumes of $20 million, partially offset by higher BGSS prices of $14 million.
Clause Revenues decreased $44 million due to $23 million of lower Tax Adjustment Credit (TAC) deferrals and lower Societal Benefit Charge (SBC) collections of $21 million. The changes in TAC deferrals and SBC collections are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expenses. PSE&G does not earn margin on TAC deferrals or on SBC collections.
Other Operating Revenues increased by $31 million due primarily to ZEC revenues billed after the ZEC program was approved by the BPU in April 2019. See Item 1. Note 11. Commitments and Contingent Liabilities. These revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $41 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $16 million due primarily to a net $7 million increase in clause and renewable-related expenditures and a $4 million increase in injuries and damages.
Depreciation and Amortization increased $15 million due primarily to increases in depreciation and amortization related to additional plant and software placed into service.
Non-Operating Pension and OPEB Credits (Costs) increased $14 million primarily due to a $26 million increase in the amortization of the prior service credit mainly due to the December 2018 OPEB plan amendment, partially offset by a reduction of $8 million in the long-term expected return on plan assets, a $3 million increase in the amortization of the net unrecognized loss and a $1 million increase in interest cost.
Interest Expense increased $7 million due primarily to increases of $4 million from net debt issuances in the second quarter of 2019 and $4 million from net debt issuances in May and September 2018.
Income Tax Expense decreased $66 million due primarily to the flowback to ratepayers of excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes.
Six Months Ended June 30, 2019 as Compared to 2018
Operating Revenues increased $183 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues decreased $36 million due primarily to

•
Gas, Electric and Transmission revenue requirements were reduced by $204 million due to the flowback of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits as a result of settlements with the BPU and FERC. This reduction is offset in Income Tax Expense.

•
Gas distribution revenues increased $70 million due primarily to a $70 million increase from the favorable impact of the distribution base rate tariff effective November 2018, a $13 million increase from the inclusion of GSMP I in base rates, and a $2 million increase in WNC collections. These increases were partially offset by decreases of $14 million due to lower sales volumes and $1 million in GPRC collections.

•	Transmission revenues were $58 million higher due to increased 2019 revenue requirements primarily due to higher rate base investment.

•
Electric distribution revenues increased $40 million due to a $41 million increase resulting from the favorable impact of the distribution base rate tariff and a $2 million increase in GPRC collections. These increases were partially offset by a $3 million decrease due to lower sales volumes.

Commodity Revenues increased $176 million as a result of higher Gas and Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.

•	Gas commodity revenues increased $127 million due to higher BGSS prices of $109 million and higher BGSS sales volumes of $18 million.

•	Electric commodity revenues increased $49 million due primarily to $39 million in higher BGS prices, and $10 million in higher BGS sales volumes.
Clause Revenues increased $13 million due primarily to a $7 million increase in TAC deferrals, a $5 million increase in Margin Adjustment Clause (MAC) revenues and higher SBC collections of $3 million. These increases were partially offset by a $3 million decrease in GPRC deferrals. The changes in the MAC and SBC collections and TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expenses. PSE&G does not earn margin on MAC or SBC collections or on TAC or GPRC deferrals.
Other Operating Revenues increased by $30 million due primarily to ZEC revenues billed after the ZEC program was approved by the BPU in April 2019. See Item 1. Note 11. Commitments and Contingent Liabilities. These revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $206 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $33 million due primarily to a net $34 million increase in clause and renewable-related expenditures and a $7 million increase in injuries and damages. These increases were partially offset by an $11 million reduction in seasonal storm costs.
Depreciation and Amortization increased $37 million due primarily to increases in depreciation and amortization related to additional plant and software placed into service.
Non-Operating Pension and OPEB Credits (Costs) increased $29 million due primarily to a $52 million increase in the amortization of prior service credit mainly due to the December 2018 OPEB plan amendment, partially offset by a $16 million reduction in the long-term expected return on plan assets, a $5 million increase in the amortization of the net unrecognized loss and a $2 million increase in interest cost.
Interest Expense increased $13 million due primarily to a $9 million increase from net debt issuances in May and September 2018 and a $4 million increase from net debt issuances in the first half of 2019.
Income Tax Expense decreased $158 million due primarily to the flowback to ratepayers of excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes.

PSEG Power

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,083	$767	$316	41	$2,499	$2,170	$329	15
Energy Costs	411	373	38	10	1,197	1,119	78	7
Operation and Maintenance	268	268	—	—	503	514	(11)	(2)
Depreciation and Amortization	95	84	11	13	189	166	23	14
Loss on Asset Dispositions	395	—	395	N/A	395	—	395	N/A
Income from Equity Method Investments	5	5	—	—	7	7	—	—
Net Gains (Losses) on Trust Investments	38	8	30	N/A	164	(14)	178	N/A
Other Income (Deductions)	15	13	2	15	28	24	4	17
Non-Operating Pension and OPEB Credits (Costs)	3	3	—	—	6	7	(1)	(14)
Interest Expense	26	11	15	N/A	51	18	33	N/A
Income Tax Expense (Benefit)	(11)	19	(30)	N/A	113	102	11	11

Three Months Ended June 30, 2019 as Compared to 2018
Operating Revenues increased $316 million due primarily to changes in generation and gas supply revenues.
Generation Revenues increased $360 million due primarily to

•
a net increase of $337 million due to MTM gains in 2019 as compared to MTM losses in 2018. Of this amount, there was a $324 million increase from changes in forward prices this year as compared to last year coupled with a $13 million increase due to lower losses on positions reclassified to realized upon settlement,

•	an increase of $33 million due to ZECs earned after the ZEC program was approved by the BPU in April 2019,

•	a net increase of $17 million in capacity revenues due primarily to the commencement of commercial operations of Keys, Sewaren 7 in mid-2018 and BH5 in early June 2019, and

•
a net increase of $7 million due primarily to higher volumes of electricity sold in the PJM region driven by the commencement of commercial operations of Keys and Sewaren 7, partially offset by lower volumes of electricity sold in the New York (NY) region, and lower average realized prices in the PJM, NY, and New England (NE) regions,

•	partially offset by a decrease of $29 million in electricity sold under our BGS contracts due to lower volumes and lower prices.
Gas Supply Revenues decreased $45 million due primarily to

•	a net decrease of $29 million related to sales to third parties, of which $38 million was due to lower volumes sold, partially offset by $9 million due to higher average sales prices, and

•	a net decrease of $16 million in sales under the BGSS contract, of which $20 million was due to lower sales volumes, partially offset by $4 million due to higher average sales prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $38 million due to
Generation costs increased $73 million due primarily to

•	a net increase of $62 million due to MTM losses in 2019 as compared to MTM gains in 2018 due primarily to changes in forward prices, and

•
higher fuel costs of $13 million reflecting utilization of higher volumes of gas due primarily to the commencement of commercial operations of the Keys and Sewaren 7 fossil stations in mid-2018, coupled with higher prices of gas in the PJM region, partially offset by utilization of lower volumes and prices of gas in the NY region, and utilization of lower volumes and lower coal costs in the PJM region.

Gas costs decreased $35 million due mainly to
•a decrease of $27 million related to sales to third parties due primarily to lower volumes sold, and

•
a net decrease of $8 million related to sales under the BGSS contract, of which $18 million was due to lower sendout volumes, partially offset by a $10 million increase due to higher average gas costs.

Operation and Maintenance was flat due primarily to

•	a $12 million net increase at our fossil plants, largely due to higher planned outage costs in 2019,

•
offset by a net decrease related to our nuclear plants, due to planned outage costs incurred in 2019 for our 57%-owned Salem Unit 1 as compared to planned outage costs at our 100%-owned Hope Creek nuclear plant in 2018.

Depreciation and Amortization increased $11 million due primarily to Keys and Sewaren 7 fossil stations being placed into service in mid-2018.
Loss on Asset Dispositions is a $395 million asset impairment in 2019 related to the anticipated sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants. For additional information, see Item 1. Note 4. Early Plant Retirements/Asset Dispositions.
Net Gains (Losses) on Trust Investments increased $30 million due primarily to a $49 million increase resulting from net unrealized gains in 2019 as compared to net unrealized losses in 2018 on equity investments in the NDT Fund, partially offset by a $19 million decrease in net realized gains on NDT Fund investments.
Interest Expense increased $15 million due primarily to lower capitalized interest as a result of Keys and Sewaren 7 fossil stations being placed into service in mid-2018.
Income Tax Expense (Benefit) decreased $30 million due primarily to lower pre-tax income in 2019.
Six Months Ended June 30, 2019 as Compared to 2018
Operating Revenues increased $329 million due primarily to changes in generation and gas supply revenues.
Generation Revenues increased $336 million due primarily to

•
a net increase of $292 million due to higher MTM gains in 2019 as compared to 2018. Of this amount, there was a $318 million increase due to changes in forward prices this year as compared to last year, partially offset by a $26 million decrease due to less gains on positions reclassified to realized upon settlement,

•
a net increase of $55 million due primarily to higher volumes of electricity sold in the PJM region driven by the commencement of commercial operations of Keys and Sewaren 7, partially offset by lower volumes and lower average realized prices in the NY region,

•	an increase of $33 million due to ZECs earned after the ZEC program was approved by the BPU in April 2019, and

•	a net increase of $31 million in capacity revenues due primarily to the commencement of commercial operations of Keys, Sewaren 7 and BH5,

•	partially offset by a decrease of $68 million in electricity sold under our BGS contracts due to lower volumes and lower prices.
Gas Supply Revenues decreased $8 million due primarily to

•	a decrease of $48 million related to sales to third parties, of which $42 million was due to lower volumes sold and $6 million to lower average sales prices,

•	partially offset by an increase of $36 million in sales under the BGSS contract primarily due to higher average sales prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $78 million due to

Generation costs increased $72 million due primarily to

•
higher fuel costs of $40 million reflecting utilization of higher volumes of gas due primarily to the commencement of commercial operations of Keys and Sewaren 7 fossil stations, coupled with higher prices of gas in the PJM region, partially offset by utilization of lower volumes and prices of gas in the NY region, utilization of lower volumes of oil in the PJM region, and lower coal costs in PJM and NE regions, and

•
a net increase of $32 million due to MTM losses in 2019 as compared to gains in 2018. Of this amount, a $52 million increase was due to changes in forward prices this year as compared to last year, partially offset by a $20 million decrease due to less gains on positions reclassified to realized upon settlement.

Gas costs increased $6 million due mainly to

•	a net increase of $41 million related to sales under the BGSS contract primarily due to an increase in the average cost of gas,

•	partially offset by a net decrease of $34 million related to sales to third parties due primarily to lower volumes sold.
Operation and Maintenance decreased $11 million due primarily to a net decrease related to our nuclear plants due to planned outage costs incurred in 2019 for our 57%-owned Salem Unit 1 as compared to planned outage costs at our 100%-owned Hope Creek nuclear plant in 2018.
Depreciation and Amortization increased $23 million due primarily to Keys and Sewaren 7 fossil stations being placed into service in mid-2018.
Loss on Asset Dispositions is a $395 million asset impairment in 2019 related to the anticipated sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants. For additional information, see Item 1. Note 4. Early Plant Retirements/Asset Dispositions.
Net Gains (Losses) on Trust Investments increased $178 million due primarily to a $182 million increase resulting from net unrealized gains in 2019 as compared to net unrealized losses in 2018 on equity investments in the NDT Fund, partially offset by a $5 million decrease in net realized gains on NDT Fund investments.
Interest Expense increased $33 million due primarily to lower capitalized interest as a result of Keys and Sewaren 7 fossil stations being placed into service in mid-2018.
Income Tax Expense (Benefit) increased $11 million due primarily to higher pre-tax income from the NDT qualified fund, which is subject to an additional trust tax.

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
For the six months ended June 30, 2019, our operating cash flow increased $191 million as compared to the same period in 2018. The net changes were primarily due to the net changes from our subsidiaries as discussed below, partially offset by higher tax payments at PSEG and its other subsidiaries.
PSE&G
PSE&G’s operating cash flow increased $76 million from $762 million to $838 million for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to tax refunds in 2019 as compared to tax payments in 2018, and an increase of $142 million from a change in regulatory deferrals, partially offset by a decrease of $120 million relating to a lower reduction in accounts receivable and unbilled revenues in 2019, and $67 million in increased vendor payments.
PSEG Power
PSEG Power’s operating cash flow increased $281 million from $869 million to $1,150 million for the six months ended June 30, 2019, as compared to the same period in 2018, due to a $368 million higher reduction in margin deposit requirements, partially offset by lower tax refunds.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements. Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs.
Our total credit facilities and available liquidity as of June 30, 2019 were as follows:

Company/Facility	As of June 30, 2019
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$188	$1,312
PSE&G	600	206	394
PSEG Power	2,100	169	1,931
Total	$4,200	$563	$3,637

As of June 30, 2019, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of PSEG Power’s credit rating certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $821 million and $857 million as of June 30, 2019 and December 31, 2018, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months, PSEG has $400 million of 1.60% Senior Notes maturing in November 2019. PSE&G has $250 million of 2.00% Medium Term Notes maturing in August 2019 and PSEG Power has $406 million of 5.13% Senior Notes maturing in April 2020.
For additional information see Item 1. Note 12. Debt and Credit Facilities.
Common Stock Dividends
On July 16, 2019, our Board of Directors declared a $0.47 dividend per share of common stock for the third quarter of 2019. This reflects an indicative annual dividend rate of $1.88 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 18. Earnings Per Share (EPS) and Dividends.
Credit Ratings
If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Credit Ratings shown are for securities that we typically issue. Outlooks are shown for Issuer Credit Ratings (Moody’s) and Corporate Credit Ratings (S&P) and can be Stable, Negative, or Positive. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

	Moody’s (A)	S&P (B)
PSEG
Outlook	Stable	Stable
Senior Notes	Baa1	BBB
Commercial Paper	P2	A2
PSE&G
Outlook	Stable	Stable
Mortgage Bonds	Aa3	A
Commercial Paper	P1	A2
PSEG Power
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
PSE&G
During the six months ended June 30, 2019, PSE&G made capital expenditures of $1,259 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $61 million, which are included in operating cash flows.
PSEG Power
During the six months ended June 30, 2019, PSEG Power made capital expenditures of $293 million, excluding $46 million for nuclear fuel, primarily related to our BH5 and other generation projects.
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
From April through June 2019, MTM VaR was relatively stable between a low of $5 million and a high of $14 million at the 95% confidence level. The range of VaR was narrower for the three months ended June 30, 2019 as compared with the year ended December 31, 2018.

	MTM VaR
	Three Months Ended June 30, 2019	Year Ended December 31, 2018
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$14	$21
Average for the Period	$9	$14
High	$14	$46
Low	$5	$6
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$22	$32
Average for the Period	$14	$22
High	$22	$72
Low	$8	$9

See Item 1. Note 13. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
PSEG, PSE&G and PSEG Power
We have established and maintain disclosure controls and procedures as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported and is accumulated and communicated to the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of each respective company, as appropriate, by others within the entities to allow timely decisions regarding required disclosure. We have established a disclosure committee which includes several key management employees and which reports directly to the CFO and CEO of each of PSEG, PSE&G and PSEG Power. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The CFO and CEO of each of PSEG, PSE&G and PSEG Power have evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that disclosure controls and procedures at each respective company were effective at a reasonable assurance level as of the end of the period covered by the report.
Internal Controls
PSEG, PSE&G and PSEG Power
There have been no changes in internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the Form 10-K, see Part I, Item 1. Note 11. Commitments and Contingent Liabilities and Item 5. Other Information in the first quarter 2019 10-Q and in this Quarterly Form 10-Q.

ITEM 1A.	RISK FACTORS
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our Form 10-K, which describes various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. There have been no material changes to the risk factors set forth in the above-referenced filing as of June 30, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2018, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest or be exercised in 2019. There were no common share repurchases in the open market during the second quarter of 2019.

ITEM 5. OTHER INFORMATION
Certain information reported in the Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the Form 10-K and Q1 2019. References are to the related pages on the Form 10-K and the first quarter 2019 10-Q as printed and distributed.
Federal Regulation
Capacity Market Issues
December 31, 2018 Form 10-K page 16. In June 2018, FERC issued an order finding that PJM’s current capacity market construct was not just and reasonable. FERC found that the Reliability Pricing Model market design was not sufficiently competitive because it enabled state-supported resources to bid below their costs which resulted in suppressed clearing prices. In particular, FERC found that nuclear generating units that receive ZEC payments were of concern. FERC initiated a separate proceeding to develop a mechanism to protect resources that do not receive subsidies and proposed a Fixed Resource Alternative option that removes subsidized resources along with a commensurate amount of load. PSEG and other parties sought rehearing of FERC’s order.
In late July 2019, FERC issued an order directing PJM to delay its August 2019 capacity auction until it can approve replacement auction rules and provide greater certainty to the market than conducting the auction under existing rules. FERC also denied PJM’s request to clarify that any just and reasonable replacement auction rules ultimately adopted would operate prospectively. FERC held that it would not rule prematurely on the issue of an appropriate remedy prior to rendering a determination on the merits of the replacement auction rules. We cannot predict when FERC will issue replacement auction rules and what impact those rules will have on the capacity market or our generating stations.
December 31, 2018 Form 10-K page 16 and March 31, 2019 Form 10-Q page 84. In October 2018, PJM filed with FERC to revise the shape of the VRR curve that will be implemented in the next capacity auction. The VRR curve is the administratively determined demand curve that serves as one of the key elements for establishing the amount of generation capacity to be procured in the auction. PJM’s proposed tariff revisions will result in lower CONE values as compared to the currently effective VRR curve. PSEG protested PJM’s proposal on the grounds that it would result in understated prices for capacity relative to the cost of constructing a new reference generating unit and will result in prices that are unjust and unreasonable. In April 2019, FERC issued an Order approving PJM’s filing without modification and these changes are expected to be in place for the 2022/2023 PJM capacity auction. In mid-May 2019, PSEG filed a request for rehearing which remains pending before FERC.
Uranium Imports
In January 2018, two uranium mining companies filed a petition with the U.S. Department of Commerce seeking relief under Section 232 of the Trade Expansion Act of 1962, as amended, from imports of uranium products, alleging that these imports threaten national security. In July 2018, the Secretary of Commerce announced the initiation of an investigation in response to the petition. The relief sought by the petitioners would have required U.S. nuclear reactors to purchase up to 25% of their uranium needs from domestic mines over the next ten years. In July 2019, the President stated that at this time he does not believe that uranium imports threaten to impair the national security of the United States as defined under section 232 of the Act. Rather, the President has established a working group of federal agencies to conduct a fuller analysis of national security considerations with respect to the entire nuclear fuel supply chain. This review is expected to be completed in the fourth quarter of 2019. The outcome of this review and recommendations related to the entire nuclear fuel supply chain could increase nuclear fuel costs in future periods, which would have an adverse impact on the results of operations, cash flows and financial positions of our nuclear facilities.
In 2018, the U.S. re-imposed certain sanctions on Iran, pursuant to which U.S. companies were prohibited from trading with Iran and from trading with companies that trade with Iran. The U.S. government has established waivers exempting certain specific products from the sanctions. Uranium was one of the products that was provided a waiver. The current uranium waiver expires on August 3, 2019 and there is no assurance that it will be renewed by the U.S. government. If the uranium waiver is not renewed, the supply of uranium available for use by nuclear generating facilities could be adversely affected. Such an outcome could have an adverse impact on the cost of uranium, which would adversely impact the operations and financial condition of nuclear generating facilities in the United States, including those facilities owned and operated by PSEG.
State Regulation
New Jersey Energy Master Plan (EMP)
December 31, 2018 Form 10-K page 19. In May 2018, the New Jersey governor signed an executive order directing the BPU and other New Jersey executive branch agencies to prepare a new EMP. While not having the force of law, the EMP provides an overview of energy policy in New Jersey. In June 2019, the BPU released a draft EMP and established a stakeholder process to support the issuance of the final EMP at the end of 2019. The draft EMP sets forth seven main strategies to reach New Jersey governor’s goal of 100% clean energy by 2050 and the Global Warming Response Act state goal of greenhouse gas emissions reductions of 80% below 2006 levels by 2050. The seven strategies are to: reduce energy consumption and emissions from the transportation sector; accelerate deployment of renewable energy and distributed energy resources; maximize energy efficiency and conservation, and reduce peak demand; reduce energy use and emissions from the building sector; modernize the grid and utility infrastructure; support community energy planning and action in low- and moderate-income and environmental justice communities; and expand the clean energy innovation economy. PSE&G is currently engaged in the EMP stakeholder process.
Environmental Matters
Climate Change—CO2 Regulation under the Clean Air Act
December 31, 2018 Form 10-K page 21. In June 2019, the EPA issued its final Affordable Clean Energy (ACE) rule as a replacement for the repealed Clean Power Plan, a greenhouse gas emission regulation for existing power plants. The ACE rule gives states great flexibility to evaluate specific heat rate improvement technologies and practices to be applied at coal-fired electric generating units. States have three years from the date of finalization to submit a plan that establishes a standard of performance that reflects the degree of emission limitation through the application of heat rate improvement technologies and practices. We cannot estimate the impact of this action on our business or results of operations.
Climate Change—Regional Greenhouse Gas Initiative (RGGI)
December 31, 2018 Form 10-K page 21. In June 2019, the NJDEP issued two rules that begin New Jersey’s re-entry into RGGI. The first rule is the mechanism that establishes New Jersey’s initial cap on GHG emissions of 18 million tons in 2020. This rule follows the RGGI model rule with a cap that will decline three percent annually through 2030 to a final cap of 11.5 million tons. New Jersey is committed to a start date of January 1, 2020. The second rule establishes the framework for how New Jersey will spend the RGGI auction proceeds. We cannot estimate the impact of this action on our business or results of operations at this time.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. PSE&G:
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. PSEG Power:
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

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
Date: July 30, 2019

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
Date: July 30, 2019

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
Date: July 30, 2019