Form 10-Q
period 2019-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2019-10-31
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
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
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes ☒ No ☐
(Cover continued on next page)

(Cover continued from previous page)
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2019, Public Service Enterprise Group Incorporated had outstanding 505,726,465 shares of its sole class of Common Stock, without value.
As of October 15, 2019, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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

•
the impact on our New Jersey nuclear plants if such plants are not selected to participate in future Zero Emission Certificate (ZEC) programs, ZEC programs are overturned or modified through legal proceedings or if adverse changes are made to the capacity market construct;

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

ii

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OPERATING REVENUES	$2,302	$2,394	$7,598	$7,228
OPERATING EXPENSES
Energy Costs	753	804	2,581	2,356
Operation and Maintenance	745	742	2,251	2,221
Depreciation and Amortization	307	294	928	854
Loss on Asset Dispositions	7	—	402	—
Total Operating Expenses	1,812	1,840	6,162	5,431
OPERATING INCOME	490	554	1,436	1,797
Income from Equity Method Investments	3	5	10	12
Net Gains (Losses) on Trust Investments	(3)	45	164	31
Other Income (Deductions)	35	33	101	99
Non-Operating Pension and OPEB Credits (Costs)	55	19	121	57
Interest Expense	(147)	(127)	(417)	(341)
INCOME BEFORE INCOME TAXES	433	529	1,415	1,655
Income Tax Benefit (Expense)	(30)	(117)	(159)	(416)
NET INCOME	$403	$412	$1,256	$1,239
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	504	504	504
DILUTED	507	507	507	507
NET INCOME PER SHARE:
BASIC	$0.80	$0.82	$2.49	$2.46
DILUTED	$0.79	$0.81	$2.47	$2.44

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INCOME	$403	$412	$1,256	$1,239
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(5), $2, $(30) and $15 for the three and nine months ended 2019 and 2018, respectively	10	(4)	49	(23)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $0, $6 and $1 for the three and nine months ended 2019 and 2018, respectively	1	—	(16)	(1)
Pension/OPEB adjustment, net of tax (expense) benefit of $7, $(3), $1 and $(9) for the three and nine months ended 2019 and 2018, respectively	(17)	7	(13)	22
Other Comprehensive Income (Loss), net of tax	(6)	3	20	(2)
COMPREHENSIVE INCOME	$397	$415	$1,276	$1,237

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$120	$177
Accounts Receivable, net of allowances of $61 in 2019 and $63 in 2018	1,184	1,435
Tax Receivable	—	242
Unbilled Revenues	161	240
Fuel	346	331
Materials and Supplies, net	579	571
Prepayments	249	94
Derivative Contracts	18	11
Regulatory Assets	352	389
Other	50	17
Total Current Assets	3,059	3,507
PROPERTY, PLANT AND EQUIPMENT	45,500	44,201
Less: Accumulated Depreciation and Amortization	(10,093)	(9,838)
Net Property, Plant and Equipment	35,407	34,363
NONCURRENT ASSETS
Regulatory Assets	3,593	3,399
Operating Lease Right-of-Use Assets	285	—
Long-Term Investments	812	896
Nuclear Decommissioning Trust (NDT) Fund	2,135	1,878
Long-Term Tax Receivable	150	—
Long-Term Receivable of Variable Interest Entity (VIE)	639	624
Rabbi Trust Fund	246	224
Goodwill	16	16
Other Intangibles	188	143
Derivative Contracts	27	1
Other	258	275
Total Noncurrent Assets	8,349	7,456
TOTAL ASSETS	$46,815	$45,326

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2019	December 31, 2018
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,056	$1,294
Commercial Paper and Loans	346	1,016
Accounts Payable	1,244	1,451
Derivative Contracts	32	11
Accrued Interest	174	110
Accrued Taxes	37	26
Clean Energy Program	187	143
Obligation to Return Cash Collateral	123	136
Regulatory Liabilities	346	311
Other	522	437
Total Current Liabilities	4,067	4,935
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,143	5,713
Regulatory Liabilities	2,972	3,221
Operating Leases	275	—
Asset Retirement Obligations	1,073	1,063
OPEB Costs	695	704
OPEB Costs of Servco	525	501
Accrued Pension Costs	819	791
Accrued Pension Costs of Servco	98	109
Environmental Costs	361	327
Derivative Contracts	5	4
Long-Term Accrued Taxes	165	181
Other	244	232
Total Noncurrent Liabilities	13,375	12,846
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	14,448	13,168
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2019 and 2018—534 shares	4,989	4,980
Treasury Stock, at cost, 2019 and 2018—30 shares	(832)	(808)
Retained Earnings	11,206	10,582
Accumulated Other Comprehensive Loss	(438)	(377)
Total Stockholders’ Equity	14,925	14,377
Total Capitalization	29,373	27,545
TOTAL LIABILITIES AND CAPITALIZATION	$46,815	$45,326

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,256	$1,239
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	928	854
Amortization of Nuclear Fuel	137	143
Loss on Asset Dispositions	402	—
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	80	74
Provision for Deferred Income Taxes (Other than Leases) and ITC	139	510
Non-Cash Employee Benefit Plan (Credits) Costs	(26)	52
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(8)	(27)
Net (Gain) Loss on Lease Investments	32	14
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(201)	78
Cost of Removal	(87)	(121)
Net Change in Regulatory Assets and Liabilities	54	(35)
Net (Gains) Losses and (Income) Expense from NDT Fund	(195)	(62)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	77	(98)
Accrued Taxes	(11)	(12)
Margin Deposit	301	(77)
Other Current Assets and Liabilities	(155)	12
Employee Benefit Plan Funding and Related Payments	(33)	(85)
Other	19	33
Net Cash Provided By (Used In) Operating Activities	2,709	2,492
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,383)	(3,028)
Purchase of Emission Allowances and RECs	(73)	(111)
Proceeds from Sales of Trust Investments	1,374	1,085
Purchases of Trust Investments	(1,402)	(1,100)
Other	125	41
Net Cash Provided By (Used In) Investing Activities	(2,359)	(3,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(670)	(123)
Issuance of Long-Term Debt	1,900	2,050
Redemption of Long-Term Debt	(850)	(750)
Cash Dividends Paid on Common Stock	(713)	(682)
Other	(60)	(83)
Net Cash Provided By (Used In) Financing Activities	(393)	412
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(43)	(209)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	199	315
Cash, Cash Equivalents and Restricted Cash at End of Period	$156	$106
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$31	$64
Interest Paid, Net of Amounts Capitalized	$345	$292
Accrued Property, Plant and Equipment Expenditures	$514	$543

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of June 30, 2019	534	$4,980	(30)	$(835)	$11,041	$(432)	$14,754
Net Income	—	—	—	—	403	—	403
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	—	—	(6)	(6)
Comprehensive Income							397
Cash Dividends at $0.47 per share on Common Stock	—	—	—	—	(238)	—	(238)
Other	—	9	—	3	—	—	12
Balance as of September 30, 2019	534	$4,989	(30)	$(832)	$11,206	$(438)	$14,925

Balance as of June 30, 2018	534	$4,955	(30)	$(813)	$10,426	$(410)	$14,158
Net Income	—	—	—	—	412	—	412
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	—	3	3
Comprehensive Income							415
Cash Dividends at $0.45 per share on Common Stock	—	—	—	—	(227)	—	(227)
Other	—	11	—	2	—	—	13
Balance as of September 30, 2018	534	$4,966	(30)	$(811)	$10,611	$(407)	$14,359

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2018	534	$4,980	(30)	$(808)	$10,582	$(377)	$14,377
Net Income	—	—	—	—	1,256	—	1,256
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	—	—	81	(81)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(23)	—	—	—	—	—	20	20
Comprehensive Income							1,276
Cash Dividends at $1.41 per share on Common Stock	—	—	—	—	(713)	—	(713)
Other	—	9	—	(24)	—	—	(15)
Balance as of September 30, 2019	534	$4,989	(30)	$(832)	$11,206	$(438)	$14,925

Balance as of December 31, 2017	534	$4,961	(29)	$(763)	$9,878	$(229)	$13,847
Net Income	—	—	—	—	1,239	—	1,239
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments	—	—	—	—	176	(176)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $7	—	—	—	—	—	(2)	(2)
Comprehensive Income							1,237
Cash Dividends at $1.35 per share on Common Stock	—	—	—	—	(682)	—	(682)
Other	—	5	(1)	(48)	—	—	(43)
Balance as of September 30, 2018	534	$4,966	(30)	$(811)	$10,611	$(407)	$14,359

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OPERATING REVENUES	$1,604	$1,595	$5,018	$4,826
OPERATING EXPENSES
Energy Costs	618	593	2,094	1,863
Operation and Maintenance	388	389	1,165	1,133
Depreciation and Amortization	206	192	620	569
Total Operating Expenses	1,212	1,174	3,879	3,565
OPERATING INCOME	392	421	1,139	1,261
Net Gains (Losses) on Trust Investments	—	—	1	—
Other Income (Deductions)	22	21	60	61
Non-Operating Pension and OPEB Credits (Costs)	46	14	105	44
Interest Expense	(92)	(83)	(268)	(246)
INCOME BEFORE INCOME TAXES	368	373	1,037	1,120
Income Tax Benefit (Expense)	(24)	(95)	(63)	(292)
NET INCOME	$344	$278	$974	$828

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INCOME	$344	$278	$974	$828
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0, $(1) and $0 for the three and nine months ended 2019 and 2018, respectively	1	(1)	3	(1)
COMPREHENSIVE INCOME	$345	$277	$977	$827

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$25	$39
Accounts Receivable, net of allowances of $61 in 2019 and $63 in 2018	852	879
Tax Receivable	—	20
Accounts Receivable—Affiliated Companies	12	123
Unbilled Revenues	161	240
Materials and Supplies, net	213	196
Prepayments	123	10
Regulatory Assets	352	389
Other	39	11
Total Current Assets	1,777	1,907
PROPERTY, PLANT AND EQUIPMENT	33,298	31,633
Less: Accumulated Depreciation and Amortization	(6,532)	(6,277)
Net Property, Plant and Equipment	26,766	25,356
NONCURRENT ASSETS
Regulatory Assets	3,593	3,399
Operating Lease Right-of-Use Assets	97	—
Long-Term Investments	251	270
Rabbi Trust Fund	48	45
Other	120	132
Total Noncurrent Assets	4,109	3,846
TOTAL ASSETS	$32,652	$31,109

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2019	December 31, 2018
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$250	$500
Commercial Paper and Loans	10	272
Accounts Payable	633	713
Accounts Payable—Affiliated Companies	208	321
Accrued Interest	106	84
Clean Energy Program	187	143
Obligation to Return Cash Collateral	123	136
Regulatory Liabilities	346	311
Other	422	345
Total Current Liabilities	2,285	2,825
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,132	3,830
Regulatory Liabilities	2,972	3,221
Operating Leases	85	—
Asset Retirement Obligations	300	302
OPEB Costs	476	486
Accrued Pension Costs	420	400
Environmental Costs	299	268
Long-Term Accrued Taxes	103	69
Other	127	124
Total Noncurrent Liabilities	8,914	8,700
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	9,576	8,684
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2019 and 2018—132 shares	892	892
Contributed Capital	1,095	1,095
Basis Adjustment	986	986
Retained Earnings	8,902	7,928
Accumulated Other Comprehensive Income (Loss)	2	(1)
Total Stockholder’s Equity	11,877	10,900
Total Capitalization	21,453	19,584
TOTAL LIABILITIES AND CAPITALIZATION	$32,652	$31,109

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$974	$828
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	620	569
Provision for Deferred Income Taxes and ITC	10	330
Non-Cash Employee Benefit Plan (Credits) Costs	(39)	28
Cost of Removal	(87)	(121)
Net Change in Regulatory Assets and Liabilities	54	(35)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	105	184
Materials and Supplies	(16)	(3)
Prepayments	(97)	(73)
Accounts Payable	(77)	(7)
Accounts Receivable/Payable—Affiliated Companies, net	8	(232)
Other Current Assets and Liabilities	66	10
Employee Benefit Plan Funding and Related Payments	(19)	(73)
Other	(21)	(8)
Net Cash Provided By (Used In) Operating Activities	1,481	1,397
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,866)	(2,213)
Proceeds from Sales of Trust Investments	27	15
Purchases of Trust Investments	(25)	(17)
Solar Loan Investments	2	(15)
Other	7	6
Net Cash Provided By (Used In) Investing Activities	(1,855)	(2,224)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(262)	40
Issuance of Long-Term Debt	1,150	1,350
Redemption of Long-Term Debt	(500)	(750)
Other	(14)	(14)
Net Cash Provided By (Used In) Financing Activities	374	626
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	—	(201)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	61	244
Cash, Cash Equivalents and Restricted Cash at End of Period	$61	$43
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(82)	$60
Interest Paid, Net of Amounts Capitalized	$240	$223
Accrued Property, Plant and Equipment Expenditures	$348	$375

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of June 30, 2019	$892	$1,095	$986	$8,558	$1	$11,532
Net Income	—	—	—	344	—	344
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	1	1
Comprehensive Income						345
Balance as of September 30, 2019	$892	$1,095	$986	$8,902	$2	$11,877

Balance as of June 30, 2018	$892	$1,095	$986	$7,411	$—	$10,384
Net Income	—	—	—	278	—	278
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	(1)	(1)
Comprehensive Income						277
Balance as of September 30, 2018	$892	$1,095	$986	$7,689	$(1)	$10,661

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2018	$892	$1,095	$986	$7,928	$(1)	$10,900
Net Income	—	—	—	974	—	974
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	3	3
Comprehensive Income						977
Balance as of September 30, 2019	$892	$1,095	$986	$8,902	$2	$11,877

Balance as of December 31, 2017	$892	$1,095	$986	$6,861	$—	$9,834
Net Income	—	—	—	828	—	828
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	(1)	(1)
Comprehensive Income						827
Balance as of September 30, 2018	$892	$1,095	$986	$7,689	$(1)	$10,661

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OPERATING REVENUES	$771	$868	$3,270	$3,038
OPERATING EXPENSES
Energy Costs	359	431	1,556	1,550
Operation and Maintenance	233	231	736	745
Depreciation and Amortization	93	94	282	260
Loss on Asset Dispositions	7	—	402	—
Total Operating Expenses	692	756	2,976	2,555
OPERATING INCOME	79	112	294	483
Income from Equity Method Investments	3	5	10	12
Net Gains (Losses) on Trust Investments	(4)	44	160	30
Other Income (Deductions)	15	14	43	38
Non-Operating Pension and OPEB Credits (Costs)	8	4	14	11
Interest Expense	(34)	(29)	(85)	(47)
INCOME BEFORE INCOME TAXES	67	150	436	527
Income Tax Benefit (Expense)	(14)	(25)	(127)	(127)
NET INCOME	$53	$125	$309	$400

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INCOME	$53	$125	$309	$400
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(4), $2, $(26) and $13 for the three and nine months ended 2019 and 2018, respectively	7	(4)	38	(19)
Pension/OPEB adjustment, net of tax (expense) benefit of $5, $(3), $0 and $(8) for the three and nine months ended 2019 and 2018, respectively	(12)	7	(9)	19
Other Comprehensive Income (Loss), net of tax	(5)	3	29	—
COMPREHENSIVE INCOME	$48	$128	$338	$400

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$80	$22
Accounts Receivable	279	477
Accounts Receivable—Affiliated Companies	233	274
Short-Term Loan to Affiliate	86	—
Fuel	346	331
Materials and Supplies, net	364	373
Prepayments	19	14
Derivative Contracts	18	11
Other	6	5
Total Current Assets	1,431	1,507
PROPERTY, PLANT AND EQUIPMENT	11,853	12,224
Less: Accumulated Depreciation and Amortization	(3,358)	(3,382)
Net Property, Plant and Equipment	8,495	8,842
NONCURRENT ASSETS
Operating Lease Right-of-Use Assets	72	—
Long-Term Investments	67	86
NDT Fund	2,135	1,878
Rabbi Trust Fund	62	56
Goodwill	16	16
Other Intangibles	188	143
Derivative Contracts	27	1
Other	60	65
Total Noncurrent Assets	2,627	2,245
TOTAL ASSETS	$12,553	$12,594

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2019	December 31, 2018
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$406	$44
Accounts Payable	448	498
Accounts Payable—Affiliated Companies	20	16
Short-Term Loan from Affiliate	—	193
Derivative Contracts	26	11
Accrued Interest	49	21
Other	77	59
Total Current Liabilities	1,026	842
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,803	1,619
Operating Leases	63	—
Asset Retirement Obligations	770	758
OPEB Costs	177	176
Accrued Pension Costs	252	246
Derivative Contracts	4	4
Long-Term Accrued Taxes	101	76
Other	151	122
Total Noncurrent Liabilities	3,321	3,001
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
LONG-TERM DEBT	2,433	2,791
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	4,904	5,051
Accumulated Other Comprehensive Loss	(359)	(319)
Total Member’s Equity	5,773	5,960
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,553	$12,594

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$309	$400
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	282	260
Amortization of Nuclear Fuel	137	143
Loss on Asset Dispositions	402	—
Emission Allowances and REC Compliance Accrual	80	74
Provision for Deferred Income Taxes and ITC	157	177
Non-Cash Employee Benefit Plan (Credits) Costs	7	17
Interest Accretion on Asset Retirement Obligation	30	31
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(201)	78
Net (Gains) Losses and (Income) Expense from NDT Fund	(195)	(62)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(29)	(50)
Margin Deposit	301	(77)
Accounts Receivable	48	42
Accounts Payable	(62)	(22)
Accounts Receivable/Payable—Affiliated Companies, net	80	65
Other Current Assets and Liabilities	20	(11)
Employee Benefit Plan Funding and Related Payments	(9)	(7)
Other	5	(53)
Net Cash Provided By (Used In) Operating Activities	1,362	1,005
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(507)	(800)
Purchase of Emission Allowances and RECs	(73)	(111)
Proceeds from Sales of Trust Investments	1,277	1,024
Purchases of Trust Investments	(1,306)	(1,037)
Short-Term Loan to Affiliate	(86)	(119)
Other	110	33
Net Cash Provided By (Used In) Investing Activities	(585)	(1,010)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	—	700
Cash Dividend Paid	(525)	(400)
Short-Term Loan from Affiliate	(193)	(281)
Other	(1)	(5)
Net Cash Provided By (Used In) Financing Activities	(719)	14
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	58	9
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	22	32
Cash, Cash Equivalents and Restricted Cash at End of Period	$80	$41
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(37)	$31
Interest Paid, Net of Amounts Capitalized	$60	$32
Accrued Property, Plant and Equipment Expenditures	$166	$168

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions
(Unaudited)

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of June 30, 2019	$2,214	$(986)	$5,126	$(354)	$6,000
Net Income	—	—	53	—	53
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	(5)	(5)
Comprehensive Income					48
Cash Dividends Paid	—	—	(275)	—	(275)
Balance as of September 30, 2019	$2,214	$(986)	$4,904	$(359)	$5,773

Balance as of June 30, 2018	$2,214	$(986)	$5,161	$(350)	$6,039
Net Income	—	—	125	—	125
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	3	3
Comprehensive Income					128
Cash Dividends Paid	—	—	(200)	—	(200)
Balance as of September 30, 2018	$2,214	$(986)	$5,086	$(347)	$5,967

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of December 31, 2018	$2,214	$(986)	$5,051	$(319)	$5,960
Net Income	—	—	309	—	309
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	69	(69)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(26)	—	—	—	29	29
Comprehensive Income					338
Cash Dividends Paid	—	—	(525)	—	(525)
Balance as of September 30, 2019	$2,214	$(986)	$4,904	$(359)	$5,773

Balance as of December 31, 2017	$2,214	$(986)	$4,911	$(172)	$5,967
Net Income	—	—	400	—	400
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments	—	—	175	(175)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $5	—	—	—	—	—
Comprehensive Income					400
Cash Dividends Paid	—	—	(400)	—	(400)
Balance as of September 30, 2018	$2,214	$(986)	$5,086	$(347)	$5,967

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
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2018) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
As of December 31, 2018
Cash and Cash Equivalents	$39	$22	$116	$177
Restricted Cash in Other Current Assets	8	—	—	8
Restricted Cash in Other Noncurrent Assets	14	—	—	14
Cash, Cash Equivalents and Restricted Cash	$61	$22	$116	$199
As of September 30, 2019
Cash and Cash Equivalents	$25	$80	$15	$120
Restricted Cash in Other Current Assets	18	—	—	18
Restricted Cash in Other Noncurrent Assets	18	—	—	18
Cash, Cash Equivalents and Restricted Cash	$61	$80	$15	$156

(A)	Includes amounts applicable to PSEG (parent company), Energy Holdings and Services.

Note 2. Recent Accounting Standards
New Standards Issued and Adopted
Leases—Accounting Standards Update (ASU) 2016-02, updated by ASUs 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01
This accounting standard, and related updates, replace existing lease accounting guidance and require lessees to recognize leases with a term greater than 12 months on the balance sheet using a right-of-use asset approach. At lease commencement, a lessee will recognize a lease asset and corresponding lease obligation. A lessee will classify its leases as either finance leases or operating leases and a lessor will classify its leases as operating leases, direct financing leases, or sales-type leases. The standard requires additional disclosure of key information. Existing guidance related to leveraged leases does not change.
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
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities—ASU 2017-12, updated by ASU 2018-16 and 2019-04
This accounting standard’s amendments more closely align hedge accounting with companies’ risk management activities in the financial statements and ease the operational burden of applying hedge accounting.
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
New Standards Issued But Not Yet Adopted
Measurement of Credit Losses on Financial Instruments—ASU 2016-13, updated by ASU 2018-19, 2019-04 and 2019-05
This accounting standard provides a new model for recognizing credit losses on financial assets. The new model requires entities to use an estimate of expected credit losses that will be recognized as an impairment allowance rather than a direct write-down of the amortized cost basis. The estimate of expected credit losses is to be based on past events, current conditions and supportable forecasts over a reasonable period. For purchased financial assets with credit deterioration, a similar model is to be used; however, the initial allowance will be added to the purchase price rather than reported as an allowance. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP; however, this standard requires those credit losses to be presented as an allowance, rather than a write-down. This new standard also requires additional disclosures of the allowance for credit losses by financial asset type, including disclosures of credit quality indicators for each class of financial asset disaggregated by year of origination.
The standard is effective for annual and interim periods beginning after December 15, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to Retained Earnings as of the effective date of January 1, 2020. PSEG is currently analyzing its financial statements and determining the appropriate methods for calculating credit losses on its various classes of assets, as well as evaluating the overall impact of this standard on its consolidated financial statements.
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
The standard is effective for annual and interim periods beginning after December 15, 2019. Certain amendments in the standard will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments of the standard will be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. PSEG is currently analyzing the impact of this standard on its financial statements.
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
The standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. This standard will be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. PSEG is currently analyzing the impact of this standard on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Targeted Improvements to Related Party Guidance for Variable Interest Entities (VIE)-ASU 2018-17
This accounting standard improves the VIE guidance in the area of decision-making fees. Consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a VIE, indirect interests held through related parties in common control arrangements will be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
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
This standard will be applied on a prospective basis and the entity will be required to disclose the nature of and reason for the change in accounting principle upon transition. The new standard is effective for impairment tests for periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. PSEG does not expect adoption of this standard to have a material impact on its financial statements.
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
The standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. Amendments in this standard will be applied on a retrospective basis to all periods presented. PSEG is currently analyzing the impact of this standard on its disclosures.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded Zero Emission Certificates (ZECs) by the BPU. These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022 from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognizes revenue when the units generate electricity, which is when the performance obligation is satisfied. These revenues are included in PJM Sales in the tables below. See Note 4. Early Plant Retirements/Asset Dispositions for additional information.
Gas Contracts—PSEG Power sells wholesale natural gas, primarily through an index based full-requirements Basic Gas Supply Service (BGSS) contract with PSE&G to meet the gas supply requirements of PSE&G’s customers. The BGSS contract remains in effect unless terminated by either party with a two-year notice. The performance obligation is primarily delivery of gas which is satisfied over time. Revenue is recognized as gas is delivered. Based upon the availability of natural gas, storage and pipeline capacity beyond PSE&G’s daily needs, PSEG Power also sells gas and pipeline capacity to other counterparties under bilateral contracts. The performance obligation under these contracts is satisfied over time upon delivery of the gas or capacity, and revenue is recognized accordingly.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues Unrelated to Contracts with Customers
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.
Disaggregation of Revenues

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2019
Revenues from Contracts with Customers
Electric Distribution	$1,096	$—	$—	$—	$1,096
Gas Distribution	130	—	—	(5)	125
Transmission	295	—	—	—	295
Electricity and Related Product Sales
PJM
Third Party Sales	—	488	—	—	488
Sales to Affiliates	—	160	—	(160)	—
New York ISO	—	38	—	—	38
ISO New England	—	37	—	—	37
Gas Sales
Third Party Sales	—	12	—	—	12
Sales to Affiliates	—	58	—	(58)	—
Other Revenues from Contracts with Customers (A)	64	13	141	(1)	217
Total Revenues from Contracts with Customers	1,585	806	141	(224)	2,308
Revenues Unrelated to Contracts with Customers (B)	19	(35)	10	—	(6)
Total Operating Revenues	$1,604	$771	$151	$(224)	$2,302

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2019
Revenues from Contracts with Customers
Electric Distribution	$2,613	$—	$—	$—	$2,613
Gas Distribution	1,272	—	—	(11)	1,261
Transmission	887	—	—	—	887
Electricity and Related Product Sales
PJM
Third Party Sales	—	1,426	—	—	1,426
Sales to Affiliates	—	416	—	(416)	—
New York ISO	—	108	—	—	108
ISO New England	—	85	—	—	85
Gas Sales
Third Party Sales	—	70	—	—	70
Sales to Affiliates	—	639	—	(639)	—
Other Revenues from Contracts with Customers (A)	196	37	406	(3)	636
Total Revenues from Contracts with Customers	4,968	2,781	406	(1,069)	7,086
Revenues Unrelated to Contracts with Customers (B)	50	489	(27)	—	512
Total Operating Revenues	$5,018	$3,270	$379	$(1,069)	$7,598

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2018
Revenues from Contracts with Customers
Electric Distribution	$1,072	$—	$—	$—	$1,072
Gas Distribution	142	—	—	(6)	136
Transmission	312	—	—	—	312
Electricity and Related Product Sales
PJM
Third Party Sales	—	558	—	—	558
Sales to Affiliates	—	166	—	(166)	—
New York ISO	—	56	—	—	56
ISO New England	—	12	—	—	12
Gas Sales
Third Party Sales	—	24	—	—	24
Sales to Affiliates	—	47	—	(47)	—
Other Revenues from Contracts with Customers (A)	60	12	142	(1)	213
Total Revenues from Contracts with Customers	1,586	875	142	(220)	2,383
Revenues Unrelated to Contracts with Customers (B)	9	(7)	9	—	11
Total Operating Revenues	$1,595	$868	$151	$(220)	$2,394

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2018
Revenues from Contracts with Customers
Electric Distribution	$2,516	$—	$—	$—	$2,516
Gas Distribution	1,149	—	—	(13)	1,136
Transmission	925	—	—	—	925
Electricity and Related Product Sales
PJM
Third Party Sales	—	1,429	—	—	1,429
Sales to Affiliates	—	489	—	(489)	—
New York ISO	—	161	—	—	161
ISO New England	—	73	—	—	73
Gas Sales
Third Party Sales	—	118	—	—	118
Sales to Affiliates	—	552	—	(552)	—
Other Revenues from Contracts with Customers (A)	195	35	404	(3)	631
Total Revenues from Contracts with Customers	4,785	2,857	404	(1,057)	6,989
Revenues Unrelated to Contracts with Customers (B)	41	181	17	—	239
Total Operating Revenues	$4,826	$3,038	$421	$(1,057)	$7,228

(A)
Includes primarily revenues from appliance repair services at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at PSEG Power, and PSEG LI’s OSA with LIPA in Other.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)
Includes primarily alternative revenues at PSE&G, derivative contracts at PSEG Power, and lease contracts in Other. For the nine months ended September 30, 2019, Other includes a $58 million pre-tax charge related to one of Energy Holdings’ lease investments. See Note 8. Financing Receivables for additional information.

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of September 30, 2019 and December 31, 2018. Substantially all of PSE&G’s accounts receivable result from contracts with customers that are priced at tariff rates. Allowances represented approximately seven percent of accounts receivable as of September 30, 2019 and December 31, 2018.
PSEG Power
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of September 30, 2019 and December 31, 2018.
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
Other
PSEG LI did not have any material contract balances as of September 30, 2019 and December 31, 2018.
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
Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is conducted annually three years in advance of the operating period. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations. These numbers exclude cleared capacity associated with our ownership interests in the Keystone and Conemaugh generation plants that were sold in September 2019. For additional information see Note 4. Early Plant Retirements/Asset Dispositions.

Delivery Year	$ per MW-Day	MW Cleared
June 2019 to May 2020	$116	8,300
June 2020 to May 2021	$179	7,300
June 2021 to May 2022	$182	6,900

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
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $168 million.
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

Note 4. Early Plant Retirements/Asset Dispositions
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded Zero Emission Certificates (ZECs) by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour (which is equivalent to approximately $10 per megawatt hour (MWh) in payments to selected nuclear plants (ZEC payment)). These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations, subject to exceptions specified in the ZEC legislation. PSEG Power anticipates it will recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC legislation requires nuclear plants to reapply for any subsequent three year periods. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by preventing the retirement of nuclear plants. The BPU’s decision awarding ZECs has been appealed by the Division of Rate Counsel. The financial condition of the plants may nonetheless be materially adversely impacted by potential changes to the capacity market construct being considered by FERC (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC- authorized capacity mechanism), and, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors. Absent a material financial change, these adverse impacts could still result in PSEG Power taking all necessary steps to retire all of these plants following the end of the initial three year term of the ZECs program. Retirement of these plants would result in a material adverse impact on PSEG’s and PSEG Power’s financial results.
Fossil
In September 2019, PSEG Power completed the sale of its ownership interests in the Keystone and Conemaugh generation plants and related assets and liabilities. PSEG Power recorded a pre-tax loss on disposition of approximately $400 million in the second quarter of 2019 as the sale price was less than book value.

Note 5. Variable Interest Entity (VIE)
VIE for which PSEG LI is the Primary Beneficiary
PSEG LI consolidates Servco, a marginally capitalized VIE, which was created for the purpose of operating LIPA’s T&D system in Long Island, New York as well as providing administrative support functions to LIPA. PSEG LI is the primary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $124 million and $126 million for the three months and $357 million and $355 million for the nine months ended September 30, 2019 and 2018, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:
Transmission Formula Rate Filings—In October 2019, PSE&G filed its 2019 Annual Transmission Formula Rate update with FERC requesting approximately $332 million in increased annual transmission revenue effective January 1, 2020, subject to true-up.
In June 2019, PSE&G filed its 2018 true-up adjustment pertaining to its transmission formula rates in effect for 2018. This filing resulted in an additional revenue requirement adjustment of $52 million more than the 2018 originally filed revenue requirement. PSE&G had previously recognized the majority of the additional revenue requirement in its 2018 Consolidated Statement of Operations.
Tax Adjustment Credit (TAC)—In September 2019, PSE&G made its initial annual TAC filing following the implementation of the TAC as a result of the settlement of PSE&G’s distribution base rate case in 2018. The TAC allows for the flowback to customers of excess accumulated deferred income taxes resulting from the reduction of the federal income tax rates provided in the Tax Cuts and Jobs Act of 2017 (Tax Act) as well as the accumulated deferred income taxes from previously realized tax repair deductions and tax benefits from future tax repair deductions as realized. The 2019 TAC filing requests BPU approval to reduce electric and gas revenues by approximately $15 million and $10 million, respectively, on an annual basis starting January 1, 2020.
BGSS—In September 2019, the BPU provisionally approved PSE&G’s request to decrease its BGSS rates which will decrease annual BGSS revenues by approximately $13 million. The BGSS rate decreased from approximately 35 cents to 34 cents per therm for residential gas customers effective October 1, 2019.
In March 2019, the BPU approved the final BGSS rates which were effective October 1, 2018.
Gas System Modernization Program I (GSMP I)—In September 2019, the BPU approved PSE&G’s final GSMP I cost recovery petition requesting approximately $11 million in gas revenues, on an annual basis, which included GSMP I investments in service as of June 30, 2019. The increase was effective October 1, 2019.
Gas System Modernization Program II (GSMP II)—In September 2019, PSE&G updated its first GSMP II cost recovery petition to include GSMP II investments in service as of August 31, 2019. The updated petition seeks BPU approval to recover in gas base rates an estimated annual revenue increase of $17 million effective December 1, 2019.
Green Program Recovery Charges (GPRC)—In September 2019, the BPU approved a one year extension of PSE&G’s Energy Efficiency (EE) 2017 component of its GPRC programs, authorizing an additional $27 million of EE Investments and $6 million of additional administrative costs for recovery though its existing filing mechanism.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2019, PSE&G filed its 2019 GPRC cost recovery petition requesting recovery of approximately $52 million and $11 million in electric and gas revenues, respectively, on an annual basis. This matter is pending.
In May 2019, the BPU approved PSE&G’s 2018 GPRC cost recovery petition requesting recovery of approximately $65 million and $6 million in electric and gas revenues, respectively, on an annual basis.
Weather Normalization Clause (WNC)—In September 2019, the BPU approved PSE&G’s 2019-2020 WNC rates on a provisional basis allowing an approximate $8 million of overcollections from the colder-than-normal 2018-2019 Winter Period, to be refunded to customers over the 2019-2020 Winter Period, with rates effective October 1, 2019.
In March 2019, the BPU approved the final 2018-2019 WNC rates which allowed a net recovery of $14 million to be collected over the 2018-2019 Winter Period. The $14 million net recovery was the result of $9 million of excess revenues from the colder-than-normal 2017-2018 Winter Period offset by $23 million of remaining prior Winter Period undercollection.
Remediation Adjustment Clause (RAC)—In August 2019, the BPU approved PSE&G’s filing with respect to its RAC 26 petition allowing recovery of $73 million effective September 1, 2019 related to Manufactured Gas Plant (MGP) remediation expenditures from August 1, 2017 through July 31, 2018.
ZEC Program—In April 2019, the BPU authorized the New Jersey EDCs, including PSE&G, to purchase ZECs from eligible nuclear plants selected by the BPU. In conjunction with this Order, the BPU authorized tariffs to collect a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour from each EDC’s retail distribution customers to be used to purchase ZECs from the selected plants. Each EDC purchases ZECs on a monthly basis with payment to be made annually following completion of each energy year. Under the program, any revenue collected in excess of the purchase price will be refunded to customers in the following year.
For the energy year ended May 31, 2019, PSE&G purchased approximately $17 million in ZECs, including interest, from the eligible nuclear plants selected by the BPU. The payment for $17 million was made in August 2019. In addition, there was approximately $0.2 million, including interest, in overcollected revenues which will be refunded to customers pending BPU approval of the refunding mechanism.

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
As of September 30, 2019, PSEG and subsidiaries were both a lessee and a lessor in Operating Leases. PSEG and subsidiaries were neither the lessee nor the lessor in any material non-operating leases.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
PSEG Power
PSEG Power has Operating Leases for buildings; land leases for its solar generating facilities; merchant transmission; and equipment. These leases have remaining terms through 2052, some of which include options to extend the leases for up to seven 5-year terms and certain other leases which include options to extend the leases for 15 to 20 year terms. Some leases have fixed rent payments that have escalations based on certain indices, such as the CPI.
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
Operating Lease Costs
The following amounts relate to total Operating Lease costs, including both amounts recognized in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2019 and any amounts capitalized as part of the cost of another asset, and the cash flows arising from lease transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other	Total
	Millions
Operating Lease Costs
Three Months Ended September 30, 2019
Long-term Lease Costs	$7	$4	$3	$14
Short-term Lease Costs	3	2	—	5
Variable Lease Costs	—	5	2	7
Total Operating Lease Costs	$10	$11	$5	$26
Nine Months Ended September 30, 2019
Long-term Lease Costs	$16	$9	$11	$36
Short-term Lease Costs	12	7	—	19
Variable Lease Costs	1	7	7	15
Total Operating Lease Costs	$29	$23	$18	$70

Three Months Ended September 30, 2019
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$5	$4	$3	$12
Nine Months Ended September 30, 2019
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$12	$8	$11	$31

Weighted Average Remaining Lease Term in Years	13	13	11	12
Weighted Average Discount Rate	3.6%	4.4%	4.2%	4.1%

Operating Lease commitments as of December 31, 2018 had the following maturities:

	PSE&G	PSEG Power	Other	Total
	Millions
2019	$15	$11	$15	$41
2020	11	13	16	40
2021	10	13	16	39
2022	8	14	16	38
2023	8	8	15	31
Thereafter	66	51	105	222
Total Minimum Lease Payments	$118	$110	$183	$411

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Lease Liabilities as of September 30, 2019 had the following maturities:

	PSE&G	PSEG Power	Other	Total
	Millions
2019	$4	$3	$4	$11
2020	15	13	16	44
2021	12	13	16	41
2022	10	14	15	39
2023	8	8	15	31
2024	8	3	15	26
Thereafter	67	48	90	205
Total Minimum Lease Payments	$124	$102	$171	$397

The following is a reconciliation of the undiscounted cash flows to the discounted Operating Lease Liabilities recognized on the Condensed Consolidated Balance Sheets:

	As of September 30, 2019
	PSE&G	PSEG Power	Other	Total
	Millions
Undiscounted Cash Flows	$124	$102	$171	$397
Reconciling Amount due to Discount Rate	(27)	(29)	(33)	(89)
Total Discounted Operating Lease Liabilities	$97	$73	$138	$308

As of September 30, 2019, the current portions of Operating Lease Liabilities included in Other Current Liabilities were $33 million, $12 million and $10 million for PSEG, PSE&G and PSEG Power, respectively.
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
PSEG Power
Certain of PSEG Power’s sales agreements related to its solar generating plants qualify as Operating Leases with remaining terms through 2043 with no extension terms. Lease income is based on solar energy generation; therefore, all rental income is variable under these leases. As of September 30, 2019, PSEG Power’s solar generating plants subject to these leases had a total carrying value of $333 million.
Other
Energy Holdings is the lessor in leveraged leases. Leveraged lease accounting guidance is grandfathered for existing leveraged leases. If modified after January 1, 2019, those leveraged leases will be accounted for as operating or financing leases. See Note 8. Financing Receivables.
Energy Holdings is the lessor in various Operating Leases for real estate with remaining terms through 2033. As of September 30, 2019, Energy Holdings’ property subject to these leases had a total carrying value of $24 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is the Operating Lease Income for PSEG Power and Energy Holdings for the three and nine months ended September 30, 2019:

	PSEG Power	Energy Holdings	Total
	Millions
Operating Lease Income
Three Months Ended September 30, 2019
Fixed Lease Income	$—	$6	$6
Variable Lease Income	7	—	7
Total Operating Lease Income	$7	$6	$13
Nine Months Ended September 30, 2019
Fixed Lease Income	$—	$17	$17
Variable Lease Income	19	—	19
Total Operating Lease Income	$19	$17	$36

Energy Holdings’ Operating Leases had the following minimum future fixed lease receipts as of September 30, 2019:

Millions
2019	$2
2020	20
2021	18
2022	17
2023	17
2024	16
Thereafter	171
Total Minimum Future Lease Receipts	$261

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	September 30, 2019	December 31, 2018
	Millions
Commercial/Industrial	$153	$164
Residential	8	9
Total	$161	$173
Current Portion (included in Accounts Receivable)	(24)	(24)
Noncurrent Portion (included in Long-Term Investments)	$137	$149

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
The following table shows Energy Holdings’ gross and net lease investment as of September 30, 2019 and December 31, 2018.

	As of	As of
	September 30, 2019	December 31, 2018
	Millions
Lease Receivables (net of Non-Recourse Debt)	$500	$504
Estimated Residual Value of Leased Assets	201	326
Total Investment in Rental Receivables	701	830
Unearned and Deferred Income	(208)	(290)
Gross Investments in Leases	493	540
Deferred Tax Liabilities	(331)	(354)
Net Investments in Leases	$162	$186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard and Poor’s (S&P) as of September 30, 2019
As of September 30, 2019
Millions
AA	$12
A-	58
BBB+ — BBB-	258
BB	133
NR	39
Total	$500

The “BB” and the “NR” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of September 30, 2019, the gross investment in the leases of such assets, net of non-recourse debt, was $236 million ($(25) million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$75	64%	1,538	Coal	BB	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$85	64%	1,036	Gas	BB	NRG Energy, Inc.
Shawville Station Units 1, 2, 3 and 4	PA	$76	100%	596	Gas	NR	REMA

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of September 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$444	$195	$(7)	$632
International	387	71	(18)	440
Total Equity Securities	831	266	(25)	1,072
Available-for Sale Debt Securities
Government	544	22	—	566
Corporate	480	18	(2)	496
Total Available-for-Sale Debt Securities	1,024	40	(2)	1,062
Total NDT Fund Investments (A)	$1,855	$306	$(27)	$2,134

(A)	The NDT Fund Investments table excludes foreign currency of $1 million as of September 30, 2019, which is part of the NDT Fund.

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$447	$153	$(29)	$571
International	323	36	(30)	329
Total Equity Securities	770	189	(59)	900
Available-for Sale Debt Securities
Government	498	2	(9)	491
Corporate	501	1	(15)	487
Total Available-for-Sale Debt Securities	999	3	(24)	978
Total NDT Fund Investments	$1,769	$192	$(83)	$1,878

Net unrealized gains (losses) on debt securities of $22 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and PSEG Power’s Condensed Consolidated Balance Sheets as of September 30, 2019. The portion of net unrealized gains (losses) recognized during the third quarter and first nine months of 2019 related to equity securities still held as of September 30, 2019 was $(9) million and $102 million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2019	December 31, 2018
	Millions
Accounts Receivable	$14	$17
Accounts Payable	$13	$5

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2019				As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$69	$(5)	$6	$(2)	$147	$(26)	$5	$(3)
International	45	(4)	39	(14)	131	(28)	5	(2)
Total Equity Securities	114	(9)	45	(16)	278	(54)	10	(5)
Available-for Sale Debt Securities
Government (B)	36	—	43	—	51	—	317	(9)
Corporate (C)	36	—	19	(2)	150	(5)	222	(10)
Total Available-for-Sale Debt Securities	72	—	62	(2)	201	(5)	539	(19)
NDT Trust Investments	$186	$(9)	$107	$(18)	$479	$(59)	$549	$(24)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Unrealized gains and losses on these securities are recorded in Net Income.

(B)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG Power does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2019.

(C)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). PSEG Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG Power does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2019.

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	Millions
Proceeds from NDT Fund Sales (A)	$365	$231	$1,245	$1,005
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$27	$17	$90	$75
Gross Realized Losses	(11)	(7)	(43)	(29)
Net Realized Gains (Losses) on NDT Fund (B)	$16	$10	$47	$46
Unrealized Gains (Losses) on Equity Securities in NDT Fund	(21)	$34	111	(16)
Net Gains (Losses) on NDT Fund Investments	$(5)	$44	$158	$30

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The NDT Fund debt securities held as of September 30, 2019 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$26
1 - 5 years	267
6 - 10 years	192
11 - 15 years	55
16 - 20 years	74
Over 20 years	448
Total NDT Available-for-Sale Debt Securities	$1,062

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
The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of September 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$20	$5	$—	$25
Available-for-Sale Debt Securities
Government	101	8	—	109
Corporate	105	7	—	112
Total Available-for-Sale Debt Securities	206	15	—	221
Total Rabbi Trust Investments	$226	$20	$—	$246

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$22	$1	$—	$23
Available-for-Sale Debt Securities
Government	110	1	(2)	109
Corporate	96	—	(4)	92
Total Available-for-Sale Debt Securities	206	1	(6)	201
Total Rabbi Trust Investments	$228	$2	$(6)	$224

Net unrealized gains (losses) on debt securities of $11 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2019. The portion of net unrealized gains (losses) recognized during the third quarter and first nine months of 2019 related to equity securities still held as of September 30, 2019 was less than $1 million and $4 million, respectively.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2019	December 31, 2018
Millions
Accounts Receivable	$2	$2
Accounts Payable	$—	$—

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2019				As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$10	$—	$5	$—	$18	$—	$59	$(2)
Corporate (B)	9	—	4	—	50	(3)	29	(1)
Total Available-for-Sale Debt Securities	19	—	9	—	68	(3)	88	(3)
Rabbi Trust Investments	$19	$—	$9	$—	$68	$(3)	$88	$(3)

(A)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2019.

(B)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2019.

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	Millions
Proceeds from Rabbi Trust Sales (A)	$43	$33	$129	$80
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$3	$—	$5	$2
Gross Realized Losses	(2)	(1)	(3)	(3)
Net Realized Gains (Losses) on Rabbi Trust (B)	1	(1)	2	(1)
Unrealized Gains (Losses) on Equity Securities in Rabbi Trust	1	2	4	2
Net Gains (Losses) on Rabbi Trust Investments	$2	$1	$6	$1

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.
The Rabbi Trust debt securities held as of September 30, 2019 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$4
1 - 5 years	30
6 - 10 years	33
11 - 15 years	12
16 - 20 years	27
Over 20 years	115
Total Rabbi Trust Available-for-Sale Debt Securities	$221

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Rabbi Trust related to PSEG, PSE&G and PSEG Power are detailed as follows:

	As of	As of
	September 30, 2019	December 31, 2018
	Millions
PSE&G	$48	$45
PSEG Power	62	56
Other	136	123
Total Rabbi Trust Investments	$246	$224

Note 10. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
In late June 2019, PSEG approved a plan amendment to its qualified pension plan, effective July 1, 2019. The amendment involved the spin-off of predominantly active participants from the existing qualified pension plan into a new qualified pension plan. Benefits offered to the plan participants remain unchanged. As a result of the amendment, the existing plan’s pension benefit obligations, as well as the asset values, were remeasured as of July 1, 2019. The weighted average discount rate for the combined plans decreased from 4.41% to 3.65%. The expected long-term rate of return on plan assets remains at 7.80%. Actuarial gains and losses associated with the existing plan will be amortized over the average remaining life expectancy of the inactive participants (as opposed to the average remaining service of active participants prior to the plan being split). Actuarial gains and losses associated with the new plan will be amortized over the average remaining service of active participants. The combined remeasured qualified pension plans’ projected benefit obligation as of July 1, 2019 was $6.4 billion.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$33	$32	$2	$4	$90	$97	$7	$13
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	51	52	12	16	167	156	34	49
Expected Return on Plan Assets	(108)	(111)	(9)	(9)	(301)	(331)	(27)	(30)
Amortization of Net
Prior Service Credit	(4)	(4)	(32)	(1)	(13)	(13)	(96)	(1)
Actuarial Loss	21	22	13	16	75	64	38	48
Non-Service Components of Pension and OPEB (Credits) Costs	(40)	(41)	(16)	22	(72)	(124)	(51)	66
Total Benefit (Credits) Costs	$(7)	$(9)	$(14)	$26	$18	$(27)	$(44)	$79

Pension and OPEB costs for PSE&G, PSEG Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Millions
PSE&G	$(6)	$(8)	$(14)	$17	$7	$(23)	$(46)	$51
PSEG Power	(2)	(2)	—	8	5	(7)	2	24
Other	1	1	—	1	6	3	—	4
Total Benefit (Credits) Costs	$(7)	$(9)	$(14)	$26	$18	$(27)	$(44)	$79

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco’s pension-related revenues and costs were $14 million and $28 million for the three months and nine months ended September 30, 2019, respectively. As of September 30, 2019, Servco completed its entire 2019 annual planned contribution into its pension plan. Servco’s pension-related revenues and costs were $20 million and $40 million for the three months and nine months ended September 30, 2018, respectively. The OPEB-related revenues earned and costs incurred were $1 million for each of the three months ended September 30, 2019 and 2018, and $4 million for each of the nine months ended September 30, 2019 and 2018.

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
In addition to the guarantees discussed above, PSEG Power has also provided payment guarantees to third parties and regulatory authorities on behalf of its affiliated companies. These guarantees support various other non-commodity related obligations.
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2019 and December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	September 30, 2019	December 31, 2018
	Millions
Face Value of Outstanding Guarantees	$1,827	$1,772
Exposure under Current Guarantees	$134	$198

Letters of Credit Margin Posted	$137	$115
Letters of Credit Margin Received	$34	$26

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(3)	$(10)
Net Broker Balance Deposited (Received)	$95	$403

Additional Amounts Posted:
Other Letters of Credit	$53	$52

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
Environmental Matters
Passaic River
Lower Passaic River Study Area
The U.S. Environmental Protection Agency (EPA) has determined that a 17-mile stretch of the Passaic River (Lower Passaic River Study Area (LPRSA)) in New Jersey is a “Superfund” site under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). PSE&G and certain of its predecessors conducted operations at properties in this area, including at one site that was transferred to PSEG Power.
Certain Potentially Responsible Parties (PRPs), including PSE&G and PSEG Power, formed a Cooperating Parties Group (CPG) and agreed to conduct a Remedial Investigation and Feasibility Study of the LPRSA. The CPG allocated, on an interim basis, the associated costs among its members. The interim allocation is subject to change. In June 2019, the EPA conditionally approved the CPG’s Remedial Investigation. In August 2019, the CPG submitted a draft Feasibility Study to the EPA which evaluated various adaptive management scenarios for the remediation of only the upper 9 miles of the LPRSA.
Separately, the EPA has released a Record of Decision (ROD) for the LPRSA’s lower 8.3 miles that requires the removal of sediments at an estimated cost of $2.3 billion (ROD Remedy). An EPA-commenced process to allocate the associated costs is underway and PSEG cannot predict the outcome. Occidental Chemical Corporation (OCC), one of the PRPs, has commenced the design of the ROD Remedy, but declined to participate in the allocation process. Instead, it filed suit against PSE&G and others seeking cost recovery and contribution under CERCLA. The litigation is ongoing and PSEG cannot predict the outcome.
Two PRPs, Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus), have filed for Chapter 11 bankruptcy. The trust representing the creditors in this proceeding has filed a complaint asserting claims against Tierra’s and Maxus’ current and former parent entities, among others. Any damages awarded may be used to fund the remediation of the LPRSA.
As of September 30, 2019, PSEG has accrued approximately $65 million for this matter. Of this amount, PSE&G has accrued $52 million as an Environmental Costs Liability and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has accrued $13 million as an Other Noncurrent Liability with the corresponding O&M Expense.
The outcome of this matter is uncertain, and until (i) a final remedy for the entire LPRSA is selected and an agreement reached by the PRPs to fund it, (ii) PSE&G’s and PSEG Power’s respective shares of the costs are determined, and (iii) PSE&G’s continued ability to recover the costs in its rates is determined, it is not possible to predict this matter’s ultimate impact on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG’s financial statements. It is possible that PSE&G and PSEG Power will record additional costs beyond what they have accrued, and that such costs could be material, but PSEG cannot at the current time estimate the amount or range of any additional costs.
Natural Resource Damage Claims
New Jersey and certain federal regulators have alleged that PSE&G, PSEG Power and 56 other PRPs may be liable for natural resource damages within the LPRSA. PSE&G and PSEG Power are unable to estimate their respective portions of any possible loss or range of loss related to this matter.
Newark Bay Study Area
The EPA has established the Newark Bay Study Area, which is an extension of the LPRSA and includes Newark Bay and portions of surrounding waterways. The EPA has notified PSEG and 11 other PRPs of their potential liability. PSE&G and PSEG Power are unable to estimate their respective portions of any loss or possible range of loss related to this matter. In December 2018, PSEG Power completed the sale of the site of the Hudson electric generating station. PSEG Power contractually transferred all land rights and structures on the site to a third party purchaser, along with the assumption of the environmental liabilities for the site.
MGP Remediation Program
PSE&G is working with the New Jersey Department Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $364 million and $407 million on an undiscounted basis through 2023, including its $52 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $364 million as of September 30, 2019. Of this amount, $69 million was recorded in Other Current Liabilities and $295 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $364 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G has agreed to conduct sampling in the Passaic River to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
Clean Water Act (CWA) Section 316(b) Rule
The EPA’s CWA Section 316(b) rule establishes requirements for the regulation of cooling water intakes at existing power plants and industrial facilities with a design flow of more than two million gallons of water per day. The EPA requires that National Pollutant Discharge Elimination System permits be renewed every five years and that each state Permitting Director manage renewal permits for its respective power generation facilities on a case by case basis. The NJDEP manages the permits under the New Jersey Pollutant Discharge Elimination System (NJPDES) program. Connecticut and New York also have permits to manage their respective pollutant discharge elimination system programs.
In June 2016, the NJDEP issued a final NJPDES permit for Salem. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed an administrative hearing request challenging certain conditions of the permit, including the NJDEP’s application of the 316(b) rule. If the Riverkeeper’s challenge is successful, PSEG Power may be required to incur additional costs to comply with the CWA. Potential cooling water and/or service water system modification costs could be material and could adversely impact the economic competitiveness of this facility. The NJDEP had granted the hearing request but no hearing date has been established.
State permitting decisions at Bridgeport and New Haven could also have a material impact on PSEG Power’s ability to renew permits at its existing larger once-through cooled plants without making significant upgrades to existing intakes and cooling systems.
PSEG Power is unable to predict the outcome of these permitting decisions and the effect, if any, that they may have on PSEG Power’s future capital requirements, financial condition or results of operations.
To address compliance with the EPA’s CWA Section 316(b) rule at Bridgeport Harbor Station Unit 3 (BH3), PSEG Power has proposed to continue to operate BH3 without making the capital expenditures for modification to the existing intake structure and retire BH3 in 2021, which is four years earlier than the previously estimated useful life ending in 2025.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The impacted cable was repaired in late September 2017; however, small amounts of residual dielectric fluid believed to be contained within the marina sediment continue to appear on the surface and response actions related to the fluid discharge are ongoing, although at a significantly reduced scale. PSE&G remains concerned about future leaks and potential environmental impacts as a result of reintroduction of fluid back into these lines and has determined that retirement of the affected facilities is appropriate. PSE&G has been unable to reach an agreement with Con Edison and, as a result, in May 2018, PSE&G filed an action at FERC to resolve the matter. FERC dismissed PSE&G’s Complaint against Con Edison in September 2018 and PSE&G challenged FERC’s decision. In September 2019, FERC denied PSE&G’s challenge to the order dismissing the Complaint. Also ongoing is the lawsuit in federal court to determine ultimate responsibility for the costs to address the leak among PSE&G, Con Edison and NADC. In addition, Con Edison filed counter claims against PSE&G and NADC, including seeking injunctive relief and damages. Based on the information currently available and depending on the outcome of the federal court action, PSE&G’s portion of the costs to address the leak may be material; however, PSE&G anticipates that it will recover these costs through regulatory proceedings.
Basic Generation Service (BGS), BGSS and ZECs
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
Pursuant to a process established by the BPU, New Jersey EDCs, including PSE&G, are required to purchase ZECs from eligible nuclear plants selected by the BPU. In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were selected to receive ZEC revenue for approximately three years, through May 2022. PSE&G has implemented a tariff to collect a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour from its retail distribution customers to be used to purchase the ZECs from these plants. PSE&G will purchase the ZECs on a monthly basis with payment to be made annually following completion of each energy year. The legislation also requires nuclear plants to reapply for any subsequent three-year periods and allows the BPU to adjust prospective ZEC payments.
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
In connection with the sale of its ownership interests in the Keystone and Conemaugh generation plants in September 2019, PSEG Power transferred the related coal purchase commitments to the buyers.
As of September 30, 2019, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power's Share of Commitments through 2023
Millions
Nuclear Fuel
Uranium	$203
Enrichment	$328
Fabrication	$141
Natural Gas	$1,082

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pending FERC Matters
In June 2015, Hudson Power Transmission Developers, LLC (Hudson Power), formerly known as TranSource LLC, a merchant transmission developer, filed a complaint against PJM claiming that PJM wrongfully refused to provide data and a transparent process for evaluating transmission network upgrade requests that the transmission developer had submitted to PJM. Although not named as a respondent, the complaint identifies PSE&G as one of the companies claimed to have been involved. In January 2018, a FERC administrative law judge (ALJ) issued an order generally finding that PJM and transmission owners, including PSE&G, did not engage in wrongful conduct. In addition, the developer’s assertion of an entitlement to monetary damages was expressly denied. However, in a determination disputed by PSE&G, the order found that the PJM process lacked transparency. In August 2019, FERC reversed the ALJ’s decision on the transparency-related findings. FERC did find that PJM violated its Tariff and FERC orders, but found those errors were immaterial and ordered no remedies. Hudson Power filed comments alleging FERC erred in overturning the ALJ’s decision, which was subsequently rejected by FERC. However, Hudson Power has the right to challenge this determination. We are unable to predict the outcome of these proceedings.
PSE&G has also received requests for information and a Notice of Investigation from FERC’s Office of Enforcement concerning a transmission project. PSE&G retained outside counsel to assist with an internal investigation. PSE&G is fully cooperating with FERC’s requests for information and the investigation. It is not possible at this time to predict the outcome of this matter.
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
Caithness Energy, L.L.C. (Caithness)
In August 2018, Caithness, a Long Island power plant developer, filed a complaint in federal district court in the Eastern District of New York (EDNY) against PSEG and PSEG LI alleging violations of state and federal antitrust laws and a claim of intentional interference of prospective business relations. Caithness alleges that PSEG and PSEG LI interfered with LIPA’s consideration of the Caithness proposal for a 750 MW combined cycle generation project that was identified as a finalist for a Request For Proposal issued by LIPA. The complaint alleges hundreds of millions of dollars of harm. The EDNY granted PSEG’s and PSEG LI’s motion to dismiss the complaint but gave Caithness an opportunity to file an amended claim. Caithness has represented to the court that it will no longer pursue its antitrust claims and is considering whether to file its claim of intentional interference of prospective business relations in state court. PSEG intends to vigorously defend against these allegations. Based upon the preliminary nature of this matter, a loss is not considered probable nor is the amount of loss, if any, estimable as of September 30, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hudson Power
In January 2019, Hudson Power filed a complaint against PJM, PSE&G and three other transmission owners in Pennsylvania state court. Hudson Power has sued the transmission owner defendants for fraud and intentional misrepresentation relating to information provided to PJM and FERC regarding the costs of upgrades for Hudson Power’s proposed project. These allegations appear to be based on alleged conduct that is the subject of the Hudson Power proceeding discussed under “Pending FERC Matters.” This action was removed to federal court in the Eastern District of Pennsylvania in February 2019. In light of the FERC proceeding, the federal court granted a motion to stay the federal proceeding until the conclusion of the FERC proceeding. Based upon the preliminary nature of this matter, a loss is not considered probable nor is the amount of loss, if any, estimable as of September 30, 2019.
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

Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the nine months ended September 30, 2019:
PSEG

•	issued $750 million of 2.875% Senior Notes due June 2024, and

•	repaid a $350 million term loan with an interest rate of 1 month LIBOR + 0.80%.
PSE&G

•	issued $400 million of 3.20% Secured Medium-Term Notes, Series M, due August 2049,

•	issued $375 million of 3.20% Secured Medium-Term Notes, Series M, due May 2029,

•	issued $375 million of 3.85% Secured Medium-Term Notes, Series M, due May 2049, and

•	retired $250 million of 1.80% Medium-Term Notes at maturity, and

•	retired $250 million of 2.00% Medium-Term Notes at maturity.
PSEG Power
PSEG Power executed an extension of the letter of credit backing $44 million of Pennsylvania Economic Development Financing Authority Variable Rate Demand Bonds. The existing letter of credit, which was scheduled to expire in November 2019, was extended through March 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of September 30, 2019, the total available credit capacity was $3.6 billion.
As of September 30, 2019, no single institution represented more than 9% of the total commitments in the credit facilities.
As of September 30, 2019, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs. The total credit facilities and available liquidity as of September 30, 2019 were as follows:

	As of September 30, 2019
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$349	$1,151	Mar 2023	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$349	$1,151
PSE&G
5-year Credit Facility (B)	$600	$26	$574	Mar 2023	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$26	$574
PSEG Power
3-year Letter of Credit Facilities	$200	$136	$64	Sept 2021	Letters of Credit
5-year Credit Facilities (C)	1,900	40	1,860	Mar 2023	Funding/Letters of Credit
Total PSEG Power	$2,100	$176	$1,924
Total	$4,200	$551	$3,649

(A)	PSEG facilities will be reduced by $9 million in March 2022.

(B)	PSE&G facility will be reduced by $4 million in March 2022.

(C)	PSEG Power facilities will be reduced by $12 million in March 2022.

(D)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of September 30, 2019, PSEG had $336 million outstanding at a weighted average interest rate of 2.44%. PSE&G had $10 million outstanding at a weighted average interest rate of 2.17% under its Commercial Paper Program as of September 30, 2019.

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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of September 30, 2019 or December 31, 2018.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of September 30, 2019, PSEG had interest rate hedges outstanding totaling $700 million. These hedges convert PSEG’s $700 million variable-rate term loan due November 2020 into a fixed-rate loan. PSEG interest rate hedges totaling $600 million were terminated during the second quarter and a loss of $(12) million was recorded in Accumulated Other Comprehensive Income (Loss) (after tax) and will amortize to interest expense over the remaining life of PSEG’s $750 million of 2.875% Senior Notes due June 2024. For additional information see Note 12. Debt and Credit Facilities.
The fair value of these hedges was $(7) million as of September 30, 2019 and there were no outstanding interest rate hedges as of December 31, 2018. The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $(17) million and $(1) million as of September 30, 2019 and December 31, 2018, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(2) million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2019
	PSEG Power (A)			PSEG (A)	Consolidated
	Not Designated			Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$361	$(343)	$18	$—	$18
Noncurrent Assets	228	(201)	27	—	27
Total Mark-to-Market Derivative Assets	$589	$(544)	$45	$—	$45
Derivative Contracts
Current Liabilities	$(369)	$343	$(26)	$(6)	$(32)
Noncurrent Liabilities	(204)	200	(4)	(1)	(5)
Total Mark-to-Market Derivative (Liabilities)	$(573)	$543	$(30)	$(7)	$(37)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$16	$(1)	$15	$(7)	$8

	As of December 31, 2018
	PSEG Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$426	$(415)	$11	$11
Noncurrent Assets	137	(136)	1	1
Total Mark-to-Market Derivative Assets	$563	$(551)	$12	$12
Derivative Contracts
Current Liabilities	$(521)	$510	$(11)	$(11)
Noncurrent Liabilities	(198)	194	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$(719)	$704	$(15)	$(15)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(156)	$153	$(3)	$(3)

(A)
Substantially all of PSEG Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2019 and December 31, 2018.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, PSEG Power had net cash collateral/margin payments to counterparties of $92 million and $393 million, respectively. Of these net cash/collateral margin payments, $(1) million as of September 30, 2019 and $153 million as December 31, 2018 were netted against the corresponding net derivative contract positions. The $(1) million as of September 30, 2019 was netted against noncurrent assets. Of the $153 million as of December 31, 2018, $(2) million was netted against current assets, $(3) million was netted against noncurrent assets, $96 million was netted against current liabilities and $62 million was netted against noncurrent liabilities.

Certain of PSEG Power’s derivative instruments contain provisions that require PSEG Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG Power’s credit rating from each of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $35 million and $22 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, PSEG Power had the contractual right of offset of $6 million and $7 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $29 million and $15 million as of September 30, 2019 and December 31, 2018, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months and nine months ended September 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2019	2018		2019	2018
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$—	Interest Expense	$(1)	$—
Total PSEG	$—	$—		$(1)	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018		2019	2018
	Millions			Millions
PSEG
Interest Rate Swaps	$(24)	$—	Interest Expense	$(2)	$—
Total PSEG	$(24)	$—		$(2)	$—

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months and nine months ended September 30, 2019, the amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $(1) million after-tax. The amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income for 2018 was immaterial.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2017	$—	$—
Loss Recognized in AOCI	(2)	(1)
Less: Loss Reclassified into Income	—	—
Balance as of December 31, 2018	$(2)	$(1)
Loss Recognized in AOCI	(24)	(17)
Less: Loss Reclassified into Income	2	1
Balance as of September 30, 2019	$(24)	$(17)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and nine months ended September 30, 2019 and 2018, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
		Millions
PSEG and PSEG Power
Energy-Related Contracts	Operating Revenues	$(76)	$(130)	$385	$(154)
Energy-Related Contracts	Energy Costs	(3)	5	(77)	12
Total PSEG and PSEG Power		$(79)	$(125)	$308	$(142)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of September 30, 2019 and December 31, 2018.

Type	Notional	Total	PSEG	PSEG Power	PSE&G
		Millions
As of September 30, 2019
Natural Gas	Dekatherm (Dth)	405	—	405	—
Electricity	MWh	(61)	—	(61)	—
Financial Transmission Rights (FTRs)	MWh	13	—	13	—
Interest Rate Swaps	U.S. Dollars	700	700	—	—
As of December 31, 2018
Natural Gas	Dth	358	—	358	—
Electricity	MWh	(74)	—	(74)	—
FTRs	MWh	18	—	18	—

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of September 30, 2019. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of September 30, 2019, 99% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$226	$22	$204	2	$100	(A)
Non-Investment Grade	2	—	2	—	—
Total	$228	$22	$206	2	$100

(A)	Represents net exposure of $67 million with PSE&G and $33 million with a non-affiliated counterparty.
As of September 30, 2019, collateral held from counterparties where PSEG Power had credit exposure included $3 million in cash collateral and $19 million in letters of credit.
As of September 30, 2019, PSEG Power had 127 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2019, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of September 30, 2019, PSE&G had no net credit exposure with suppliers, including PSEG Power.
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
The following tables present information about PSEG’s, PSE&G’s and PSEG Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2019
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$45	$(544)	$10	$576	$3
NDT Fund (B)
Equity Securities	$1,072	$—	$1,071	$1	$—
Debt Securities—U.S. Treasury	$219	$—	$—	$219	$—
Debt Securities—Govt Other	$347	$—	$—	$347	$—
Debt Securities—Corporate	$496	$—	$—	$496	$—
Rabbi Trust (B)
Equity Securities	$25	$—	$25	$—	$—
Debt Securities—U.S. Treasury	$68	$—	$—	$68	$—
Debt Securities—Govt Other	$41	$—	$—	$41	$—
Debt Securities—Corporate	$112	$—	$—	$112	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(30)	$543	$(37)	$(534)	$(2)
Interest Rate Swaps (C)	$(7)	$—	$—	$(7)	$—
PSE&G
Assets:
Rabbi Trust (B)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$22	$—	$—	$22	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$45	$(544)	$10	$576	$3
NDT Fund (B)
Equity Securities	$1,072	$—	$1,071	$1	$—
Debt Securities—U.S. Treasury	$219	$—	$—	$219	$—
Debt Securities—Govt Other	$347	$—	$—	$347	$—
Debt Securities—Corporate	$496	$—	$—	$496	$—
Rabbi Trust (B)
Equity Securities	$7	$—	$7	$—	$—
Debt Securities—U.S. Treasury	$17	$—	$—	$17	$—
Debt Securities—Govt Other	$10	$—	$—	$10	$—
Debt Securities—Corporate	$28	$—	$—	$28	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(30)	$543	$(37)	$(534)	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2018
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (E)	$100	$—	$100	$—	$—
Derivative Contracts:
Energy-Related Contracts (A)	$12	$(551)	$29	$527	$7
NDT Fund (B)
Equity Securities	$900	$—	$898	$2	$—
Debt Securities—U.S. Treasury	$171	$—	$—	$171	$—
Debt Securities—Govt Other	$320	$—	$—	$320	$—
Debt Securities—Corporate	$487	$—	$—	$487	$—
Rabbi Trust (B)
Equity Securities	$23	$—	$23	$—	$—
Debt Securities—U.S. Treasury	$69	$—	$—	$69	$—
Debt Securities—Govt Other	$40	$—	$—	$40	$—
Debt Securities—Corporate	$92	$—	$—	$92	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(15)	$704	$(36)	$(677)	$(6)
PSE&G
Assets:
Rabbi Trust (B)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$14	$—	$—	$14	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$18	$—	$—	$18	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$12	$(551)	$29	$527	$7
NDT Fund (B)
Equity Securities	$900	$—	$898	$2	$—
Debt Securities—U.S. Treasury	$171	$—	$—	$171	$—
Debt Securities—Govt Other	$320	$—	$—	$320	$—
Debt Securities—Corporate	$487	$—	$—	$487	$—
Rabbi Trust (B)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$17	$—	$—	$17	$—
Debt Securities—Govt Other	$10	$—	$—	$10	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(15)	$704	$(36)	$(677)	$(6)

(A)	Level 1—These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely on settled pricing inputs which come directly from the exchange.
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

(B)
As of September 30, 2019, the fair value measurement table excludes foreign currency of $1 million. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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
The fair value of PSEG Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The fair value of PSEG Power’s gas physical contracts at certain illiquid delivery locations are measured using average historical basis and, accordingly, are categorized as Level 3. While these physical gas contracts have an unobservable component in their

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respective forward price curves, the fluctuations in fair value have been driven primarily by changes in the observable inputs. The following tables provide details surrounding significant Level 3 valuations as of September 30, 2019 and December 31, 2018.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	September 30, 2019		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$3	$(1)	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	—	—	Discounted Cash flow	Average Historical Basis	-40% to 0%
Electricity	Electric Options	$—	$(1)	Discounted Cash flow	Implied Volatilities	45% to 190%
Total PSEG Power		$3	$(2)
Total PSEG		$3	$(2)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2018		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$2	$(5)	Discounted Cash flow	Historic Load Variability	0% to 15%
Gas	Gas Physical Contracts	5	(1)	Discounted Cash flow	Average Historical Basis	-40% to 0%
Total PSEG Power		$7	$(6)
Total PSEG		$7	$(6)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and nine months ended September 30, 2019 and September 30, 2018, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2019

	Three Months Ended September 30, 2019
Description	Balance as of June 30, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2019
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$4	$1	$—	$(4)	$—	$1

	Nine Months Ended September 30, 2019
Description	Balance as of December 31, 2018	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2019
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$1	$10	$—	$(10)	$—	$1

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2018

	Three Months Ended September 30, 2018
Description	Balance as of June 30, 2018	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2018
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$4	$(4)	$—	$(1)	$—	$(1)

	Nine Months Ended September 30, 2018
Description	Balance as of December 31, 2017	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2018
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$(8)	$—	$—	$—	$(1)

(A)	Unrealized gains (losses) in the following table represent the change in derivative assets and liabilities still held as of September 30, 2019 and 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)
	Millions
PSEG and PSEG Power
Operating Revenues	$(2)	$(4)	$(8)	$(8)	$14	$5	$(7)	$(7)
Energy Costs	4	2	4	5	(4)	(4)	(1)	(1)
Total	$2	$(2)	$(4)	$(3)	$10	$1	$(8)	$(8)

(B)	Includes settlements of $(3) million and $(9) million for the three months and nine months ended September 30, 2019 and $(1) million for the three months ended September 30, 2018.

(C)	There were no transfers into or out of Level 3 during the three months and nine months ended September 30, 2019 and 2018.
As of September 30, 2019, PSEG carried $2.4 billion of net assets that are measured at fair value on a recurring basis, of which $1 million of net assets was measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of September 30, 2018, PSEG carried $2.3 billion of net assets that are measured at fair value on a recurring basis, of which $1 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of September 30, 2019 and December 31, 2018.

	As of		As of
	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$2,839	$2,879	$2,443	$2,397
PSE&G (B)	9,826	11,253	9,184	9,374
PSEG Power (B)	2,839	3,162	2,835	2,996
Total Long-Term Debt	$15,504	$17,294	$14,462	$14,767

(A)
As of September 30, 2019 and December 31, 2018, includes floating-rate term loans of $700 million and $1,050 million, respectively. The fair values of the term loan debt (Level 2 measurement) approximate the carrying value because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Other Income (Deductions)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2019
NDT Fund Interest and Dividends	$—	$14	$—	$14
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	4	—	—	4
Other	4	1	(2)	3
Total Other Income (Deductions)	$22	$15	$(2)	$35
Nine Months Ended September 30, 2019
NDT Fund Interest and Dividends	$—	$44	$—	$44
Allowance for Funds Used During Construction	41	—	—	41
Solar Loan Interest	12	—	—	12
Other	7	(1)	(2)	4
Total Other Income (Deductions)	$60	$43	$(2)	$101
Three Months Ended September 30, 2018
NDT Fund Interest and Dividends	$—	$13	$—	$13
Allowance for Funds Used During Construction	13	—	—	13
Solar Loan Interest	5	—	—	5
Other	3	1	(2)	2
Total Other Income (Deductions)	$21	$14	$(2)	$33
Nine Months Ended September 30, 2018
NDT Fund Interest and Dividends	$—	$40	$—	$40
Allowance for Funds Used During Construction	40	—	—	40
Solar Loan Interest	14	—	—	14
Other	7	(2)	—	5
Total Other Income (Deductions)	$61	$38	$—	$99

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

Note 16. Income Taxes
PSEG’s, PSE&G’s and PSEG Power’s effective tax rates for the three months and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
PSEG	6.9%	22.1%	11.2%	25.1%
PSE&G	6.5%	25.5%	6.1%	26.1%
PSEG Power	20.9%	16.7%	29.1%	24.1%

For the three months and nine months ended September 30, 2019, the differences in PSEG’s and PSE&G’s effective tax rates as compared to the same periods in the prior year and the statutory tax rate of 28.11% were due primarily to the flowback of PSE&G’s excess deferred income tax liabilities as a result of the Tax Act and tax repair-related accumulated deferred income taxes as a result of PSE&G’s 2018 settled distribution base rate case and the FERC- approved Section 205 filing, where applicable.
For the three months and nine months ended September 30, 2019, the differences in PSEG Power’s effective tax rates as compared to the same periods in the prior year were due primarily to the benefits associated with the remeasurement of uncertain tax positions and associated interest in connection with the nuclear carryback claim and the 2011 and 2012 federal income tax audit recorded in the third quarter of 2018. For the three months ended September 30, 2019, the difference in PSEG

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power’s effective tax rate as compared to the statutory rate of 28.11% was due primarily to the impact of tax credits on lower pre-tax income.
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
In November 2018, the IRS issued proposed regulations addressing the interest disallowance rules contained in the Tax Act. For non-regulated businesses, these rules set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2019, PSEG and PSEG Power expect that a portion of the interest will be disallowed in the current period but realized in future periods. However, certain aspects of the proposed regulations are unclear. Therefore, PSEG recorded taxes based on its interpretation of the relevant statutes.
In September 2019, the IRS released final and additional proposed regulations regarding the application of tax depreciation rules as amended by the Tax Act. We do not believe the final or proposed regulations materially impact our application of the rules.
Amounts recorded under the Tax Act, including but not limited to depreciation and interest disallowance, are subject to change based on several factors, including but not limited to, the IRS and state taxing authorities issuing additional guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and PSEG Power’s financial statements.
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
In 2019, the State of New Jersey issued further guidance regarding the temporary surtax and clarified that New Jersey net operating loss carryovers can be deducted in computing a taxpayer’s entire net income. This guidance has the effect of lowering or eliminating the temporary surtax.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Three Months Ended September 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2019	$(18)	$(437)	$23	$(432)
Other Comprehensive Income before Reclassifications	—	(20)	13	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	3	(3)	1
Net Current Period Other Comprehensive Income (Loss)	1	(17)	10	(6)
Balance as of September 30, 2019	$(17)	$(454)	$33	$(438)

PSEG	Three Months Ended September 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2018	$(1)	$(391)	$(18)	$(410)
Other Comprehensive Income before Reclassifications	—	—	(6)	(6)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	2	9
Net Current Period Other Comprehensive Income (Loss)	—	7	(4)	3
Balance as of September 30, 2018	$(1)	$(384)	$(22)	$(407)

PSEG	Nine Months Ended September 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$(1)	$(360)	$(16)	$(377)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate to Retained Earnings	—	(81)	—	(81)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(17)	(23)	54	14
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	10	(5)	6
Net Current Period Other Comprehensive Income (Loss)	(16)	(13)	49	20
Net Change in Accumulated Other Comprehensive Income (Loss)	(16)	(94)	49	(61)
Balance as of September 30, 2019	$(17)	$(454)	$33	$(438)

PSEG	Nine Months Ended September 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(406)	$177	$(229)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(176)	(176)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(1)	—	(28)	(29)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	22	5	27
Net Current Period Other Comprehensive Income (Loss)	(1)	22	(23)	(2)
Net Change in Accumulated Other Comprehensive Income (Loss)	(1)	22	(199)	(178)
Balance as of September 30, 2018	$(1)	$(384)	$(22)	$(407)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power	Three Months Ended September 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2019	$—	$(372)	$18	$(354)
Other Comprehensive Income before Reclassifications	—	(14)	10	(4)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2	(3)	(1)
Net Current Period Other Comprehensive Income (Loss)	—	(12)	7	(5)
Balance as of September 30, 2019	$—	$(384)	$25	$(359)

PSEG Power	Three Months Ended September 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2018	$—	$(335)	$(15)	$(350)
Other Comprehensive Income before Reclassifications	—	—	(5)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	1	8
Net Current Period Other Comprehensive Income (Loss)	—	7	(4)	3
Balance as of September 30, 2018	$—	$(328)	$(19)	$(347)

PSEG Power	Nine Months Ended September 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$—	$(306)	$(13)	$(319)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate to Retained Earnings	—	(69)	—	(69)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	(17)	42	25
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	8	(4)	4
Net Current Period Other Comprehensive Income (Loss)	—	(9)	38	29
Net Change in Accumulated Other Comprehensive Income (Loss)	—	(78)	38	(40)
Balance as of September 30, 2019	$—	$(384)	$25	$(359)

PSEG Power	Nine Months Ended September 30, 2018
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2017	$—	$(347)	$175	$(172)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(175)	(175)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	—	(23)	(23)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	19	4	23
Net Current Period Other Comprehensive Income (Loss)	—	19	(19)	—
Net Change in Accumulated Other Comprehensive Income (Loss)	—	19	(194)	(175)
Balance as of September 30, 2018	$—	$(328)	$(19)	$(347)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2019			September 30, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)	$(2)	$1	$(1)
Total Cash Flow Hedges		(1)	—	(1)	(2)	1	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$7	$(2)	$5	$20	$(6)	$14
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	2	(8)	(33)	9	(24)
Total Pension and OPEB Plans		(3)	—	(3)	(13)	3	(10)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	6	(3)	3	9	(4)	5
Total Available-for-Sale Debt Securities		6	(3)	3	9	(4)	5
Total		$2	$(3)	$(1)	$(6)	$—	$(6)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2018			September 30, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1	$3	$—	$3
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	3	(8)	(34)	9	(25)
Total Pension and OPEB Plans		(10)	3	(7)	(31)	9	(22)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(2)	—	(2)	(8)	3	(5)
Total Available-for-Sale Debt Securities		(2)	—	(2)	(8)	3	(5)
Total		$(12)	$3	$(9)	$(39)	$12	$(27)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2019			September 30, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$6	$(2)	$4	$17	$(5)	$12
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(9)	3	(6)	(28)	8	(20)
Total Pension and OPEB Plans		(3)	1	(2)	(11)	3	(8)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	5	(2)	3	7	(3)	4
Total Available-for-Sale Debt Securities		5	(2)	3	7	(3)	4
Total		$2	$(1)	$1	$(4)	$—	$(4)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2018			September 30, 2018
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$1	$—	$1	$3	$—	$3
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	3	(8)	(30)	8	(22)
Total Pension and OPEB Plans		(10)	3	(7)	(27)	8	(19)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(1)	—	(1)	(7)	3	(4)
Total Available-for-Sale Debt Securities		(1)	—	(1)	(7)	3	(4)
Total		$(11)	$3	$(8)	$(34)	$11	$(23)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$403	$403	$412	$412	$1,256	$1,256	$1,239	$1,239
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	504	504	504	504	504	504
Effect of Stock Based Compensation Awards	—	3	—	3	—	3	—	3
Total Shares	504	507	504	507	504	507	504	507

EPS
Net Income	$0.80	$0.79	$0.82	$0.81	$2.49	$2.47	$2.46	$2.44

Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2019	2018	2019	2018
Per Share	$0.47	$0.45	$1.41	$1.35
In Millions	$238	$227	$713	$682

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended September 30, 2019
Total Operating Revenues	$1,604	$771	$151	$(224)	$2,302
Net Income (Loss)	344	53	6	—	403
Gross Additions to Long-Lived Assets	608	168	3	—	779
Nine Months Ended September 30, 2019
Operating Revenues	$5,018	$3,270	$379	$(1,069)	$7,598
Net Income (Loss) (C)	974	309	(27)	—	1,256
Gross Additions to Long-Lived Assets	1,866	507	10	—	2,383
Three Months Ended September 30, 2018
Total Operating Revenues	$1,595	$868	$151	$(220)	$2,394
Net Income (Loss)	278	125	9	—	412
Gross Additions to Long-Lived Assets	766	253	4	—	1,023
Nine Months Ended September 30, 2018
Operating Revenues	$4,826	$3,038	$421	$(1,057)	$7,228
Net Income (Loss)	828	400	11	—	1,239
Gross Additions to Long-Lived Assets	2,213	800	15	—	3,028
As of September 30, 2019
Total Assets	$32,652	$12,553	$2,384	$(774)	$46,815
Investments in Equity Method Subsidiaries	$—	$67	$—	$—	$67
As of December 31, 2018
Total Assets	$31,109	$12,594	$2,604	$(981)	$45,326
Investments in Equity Method Subsidiaries	$—	$86	$—	$—	$86

(A)
Includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent company) and Services.

(B)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 20. Related-Party Transactions.

(C)
Includes an after-tax loss of $286 million in the nine months ended September 30, 2019 related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants. See Note 4. Early Plant Retirements/Asset Dispositions for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2019	2018	2019	2018
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$220	$229	$1,099	$1,079
Administrative Billings from Services (B)	72	78	227	246
Total Billings from Affiliates	$292	$307	$1,326	$1,325

	As of	As of
Related-Party Transactions	September 30, 2019	December 31, 2018
	Millions
Receivable from PSEG (C)	$12	$123
Payable to PSEG Power (A)	$152	$245
Payable to Services (B)	56	76
Accounts Payable—Affiliated Companies	$208	$321
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$103	$69

PSEG Power
The financial statements for PSEG Power include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2019	2018	2019	2018
	Millions
Billings to Affiliates:
Net Billings to PSE&G (A)	$220	$229	$1,099	$1,079
Billings from Affiliates:
Administrative Billings from Services (B)	$41	$38	$132	$113

	As of	As of
Related-Party Transactions	September 30, 2019	December 31, 2018
	Millions
Receivable from PSE&G (A)	$152	$245
Receivable from PSEG (C)	81	29
Accounts Receivable—Affiliated Companies	$233	$274
Payable to Services (B)	$20	$16
Accounts Payable—Affiliated Companies	$20	$16
Short-Term Loan to (from) Affiliate (E)	$86	$(193)
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$101	$76

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 21. Guarantees of Debt
PSEG Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as PSEG Power’s non-guarantor subsidiaries, as of September 30, 2019 and December 31, 2018 and for the three months and nine months ended September 30, 2019 and 2018.

	PSEG Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended September 30, 2019
Operating Revenues	$—	$748	$78	$(55)	$771
Operating Expenses	—	672	75	(55)	692
Operating Income (Loss)	—	76	3	—	79
Equity Earnings (Losses) of Subsidiaries	69	(10)	3	(59)	3
Net Gains (Losses) on Trust Investments	1	(5)	—	—	(4)
Other Income (Deductions)	42	53	—	(80)	15
Non-Operating Pension and OPEB Credits (Costs)	—	7	1	—	8
Interest Expense	(71)	(27)	(16)	80	(34)
Income Tax Benefit (Expense)	12	(30)	4	—	(14)
Net Income (Loss)	$53	$64	$(5)	$(59)	$53
Comprehensive Income (Loss)	$48	$70	$(5)	$(65)	$48
Nine Months Ended September 30, 2019
Operating Revenues	$—	$3,212	$200	$(142)	$3,270
Operating Expenses	3	2,914	201	(142)	2,976
Operating Income (Loss)	(3)	298	(1)	—	294
Equity Earnings (Losses) of Subsidiaries	363	(28)	10	(335)	10
Net Gains (Losses) on Trust Investments	2	158	—	—	160
Other Income (Deductions)	134	166	—	(257)	43
Non-Operating Pension and OPEB Credits (Costs)	—	13	1	—	14
Interest Expense	(224)	(82)	(36)	257	(85)
Income Tax Benefit (Expense)	37	(175)	11	—	(127)
Net Income (Loss)	$309	$350	$(15)	$(335)	$309
Comprehensive Income (Loss)	$338	$384	$(15)	$(369)	$338
Nine Months Ended September 30, 2019
Net Cash Provided By (Used In) Operating Activities	$171	$1,345	$75	$(229)	$1,362
Net Cash Provided By (Used In) Investing Activities	$154	$(708)	$(253)	$222	$(585)
Net Cash Provided By (Used In) Financing Activities	$(256)	$(640)	$170	$7	$(719)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSEG Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended September 30, 2018
Operating Revenues	$—	$849	$59	$(40)	$868
Operating Expenses	2	733	61	(40)	756
Operating Income (Loss)	(2)	116	(2)	—	112
Equity Earnings (Losses) of Subsidiaries	117	(7)	5	(110)	5
Net Gains (Losses) on Trust Investments	—	45	(1)	—	44
Other Income (Deductions)	40	45	—	(71)	14
Non-Operating Pension and OPEB Credits (Costs)	—	4	—	—	4
Interest Expense	(65)	(28)	(7)	71	(29)
Income Tax Benefit (Expense)	35	(64)	4	—	(25)
Net Income (Loss)	$125	$111	$(1)	$(110)	$125
Comprehensive Income (Loss)	$128	$107	$(1)	$(106)	$128
Nine Months Ended September 30, 2018
Operating Revenues	$—	$2,982	$161	$(105)	$3,038
Operating Expenses	5	2,493	162	(105)	2,555
Operating Income (Loss)	(5)	489	(1)	—	483
Equity Earnings (Losses) of Subsidiaries	406	(14)	12	(392)	12
Net Gains (Losses) on Trust Investments	—	31	(1)	—	30
Other Income (Deductions)	116	118	—	(196)	38
Non-Operating Pension and OPEB Credits (Costs)	—	10	1	—	11
Interest Expense	(161)	(64)	(18)	196	(47)
Income Tax Benefit (Expense)	44	(179)	8	—	(127)
Net Income (Loss)	$400	$391	$1	$(392)	$400
Comprehensive Income (Loss)	$400	$374	$1	$(375)	$400
Nine Months Ended September 30, 2018
Net Cash Provided By (Used In) Operating Activities	$(255)	$1,169	$(26)	$117	$1,005
Net Cash Provided By (Used In) Investing Activities	$(417)	$(1,132)	$(290)	$829	$(1,010)
Net Cash Provided By (Used In) Financing Activities	$672	$(32)	$320	$(946)	$14

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSEG Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of September 30, 2019
Current Assets	$4,142	$1,459	$327	$(4,497)	$1,431
Property, Plant and Equipment, net	44	4,484	3,967	—	8,495
Investment in Subsidiaries	5,184	1,078	—	(6,262)	—
Noncurrent Assets	289	2,526	116	(304)	2,627
Total Assets	$9,659	$9,547	$4,410	$(11,063)	$12,553
Current Liabilities	$903	$2,467	$2,153	$(4,497)	$1,026
Noncurrent Liabilities	550	2,216	859	(304)	3,321
Long-Term Debt	2,433	—	—	—	2,433
Member’s Equity	5,773	4,864	1,398	(6,262)	5,773
Total Liabilities and Member’s Equity	$9,659	$9,547	$4,410	$(11,063)	$12,553
As of December 31, 2018
Current Assets	$4,317	$1,479	$304	$(4,593)	$1,507
Property, Plant and Equipment, net	49	4,971	3,822	—	8,842
Investment in Subsidiaries	5,062	1,107	—	(6,169)	—
Noncurrent Assets	273	2,109	101	(238)	2,245
Total Assets	$9,701	$9,666	$4,227	$(11,000)	$12,594
Current Liabilities	$437	$2,971	$2,027	$(4,593)	$842
Noncurrent Liabilities	513	1,996	730	(238)	3,001
Long-Term Debt	2,791	—	—	—	2,791
Member’s Equity	5,960	4,699	1,470	(6,169)	5,960
Total Liabilities and Member’s Equity	$9,701	$9,666	$4,227	$(11,000)	$12,594

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. Over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G. Based upon the settlement of the Energy Strong Program II (ES II) noted below, PSE&G has narrowed its five-year capital expenditure range to $12 billion to $14.5 billion, resulting in an expected annual rate base growth of 7.5% to 8.5%.
In 2019, we commenced our BPU-approved Gas System Modernization Program II (GSMP II), an expanded, five-year program to invest $1.9 billion beginning in 2019 to replace approximately 875 miles of cast iron and unprotected steel mains in addition to other improvements to the gas system. Approximately $1.6 billion will be recovered through periodic rate roll-ins, with the remaining $300 million to be recovered through a future base rate proceeding. As part of the settlement approved by the BPU, PSE&G agreed to file a base rate proceeding no later than December 2023, to maintain a base level of gas distribution capital expenditures of $155 million per year and to achieve certain leak reduction targets.
In June 2018, we filed for our ES II, a proposed five-year $2.5 billion program to harden, modernize and improve the resiliency of our electric and gas distribution systems. In September 2019, the BPU approved an $842 million program for gas and electric projects which will begin in the fourth quarter of 2019 and is expected to be completed at the end of 2023. As part of the settlement agreement, approximately $692 million of the program will be recovered through periodic rate recovery filings, with the balance to be recovered in our next distribution base rate case, which is required to be filed no later than December 2023.
In October 2018, we filed our proposed Clean Energy Future (CEF) program with the BPU, a six-year estimated $3.5 billion investment covering four programs; (i) an Energy Efficiency (EE) program totaling $2.5 billion of investment designed to achieve energy efficiency targets required under New Jersey’s Clean Energy law; (ii) an Electric Vehicle (EV) infrastructure program; (iii) an Energy Storage (ES) program and (iv) an Energy Cloud (EC) program which will include installing approximately two million electric smart meters and associated infrastructure. The BPU is reviewing the CEF-EE program concurrently with its efforts related to implementing provisions of the Clean Energy Act related to energy efficiency. The BPU is also addressing stakeholder input as it works to finalize New Jersey’s Energy Master Plan, currently scheduled to be released in December 2019. As a result, the CEF-EE filing remains pending before the BPU. In September 2019, the BPU approved a settlement reached with the parties in the CEF-EE that extends the matter into March 2020, and that authorizes, in the interim, an additional $27 million investment for PSE&G to continue delivering four of its existing EE programs for an additional year.
In November 2018, the New Jersey Division of Rate Counsel (Rate Counsel) filed a motion to dismiss the CEF-EC filing on the basis that the BPU announced a moratorium on electric distribution companies’ advanced meter infrastructure programs. In December 2018, Rate Counsel filed a motion to stay the CEF-EV/ES filing, arguing that the BPU should conclude other regulatory proceedings addressing EVs and ES, including the new Energy Master Plan and initiatives required by the Clean Energy Act, before it rules on PSE&G’s program. We opposed Rate Counsel’s motions, asking for the BPU to permit these filings to proceed. There is no timetable for the BPU to decide on Rate Counsel’s motions. We continue to pursue procedural schedules to initiate the BPU’s review of our proposed CEF-EV/ES and CEF-EC programs.
We also continue to invest in transmission infrastructure in order to (i) maintain and enhance system integrity and grid reliability, grid security and safety, (ii) address an aging transmission infrastructure, (iii) leverage technology to improve the operation of the system, (iv) reduce transmission constraints, (v) meet growing demand and (vi) meet environmental requirements and standards set by various regulatory bodies. Our planned capital spending for transmission in 2019-2021 is $3.6 billion.
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
We commenced commercial operations of Keys Energy Center (Keys) and Sewaren 7 in mid-2018. Upon the start of commercial operation of Bridgeport Harbor Station Unit 5 (BH5) in June 2019, PSEG Power completed its 1,800 MW combined cycle gas turbine construction program. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and enhance the environmental profile and overall efficiency of PSEG Power’s generation fleet.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. In the first nine months of 2019, our

•
utility continued its efforts to control costs while maintaining strong operational performance, including ranking in the top quartile among large utilities in the East in JD Power’s 2019 Electric Utility Residential Customer Satisfaction Study,

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 43 terawatt hours while addressing fuel availability and price volatility, and

•	total nuclear fleet achieved a capacity factor of 91.0%.

Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first nine months of 2019 as we

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
Financial Results
As a result of the settlement of PSE&G’s distribution base rate proceeding in October 2018, with new rates effective November 1, 2018, PSE&G’s overall annual revenues were reduced by approximately $13 million, comprised of a $212 million increase in base revenues, including recovery of deferred storm costs, offset by the return of tax benefits of approximately $225 million. The tax benefits include the flowback to customers of excess accumulated deferred income taxes resulting from the reduction of the federal income tax rates provided in the Tax Act as well as the accumulated deferred income taxes from previously realized tax repair deductions and tax benefits from future tax repair deductions as realized.
PSE&G also filed a revised 2019 Annual Transmission Formula Rate Update to include the refund of the approved excess deferred income tax benefits. The revised 2019 Annual Transmission Formula Rate, as filed with FERC in January 2019, decreases overall annual transmission revenues by approximately $54 million, subject to true-up.
The results for PSEG, PSE&G and PSEG Power for the three months and nine months ended September 30, 2019 and 2018 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Earnings (Losses)	2019	2018	2019	2018
	Millions
PSE&G	$344	$278	$974	$828
PSEG Power (A)	53	125	309	400
Other (B)	6	9	(27)	11
PSEG Net Income	$403	$412	$1,256	$1,239

PSEG Net Income Per Share (Diluted)	$0.79	$0.81	$2.47	$2.44

(A)
Includes an after-tax loss of $286 million in the nine months ended September 30, 2019 related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh fossil generation plants. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions for additional information.

(B)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded after-tax charges related to its investments in leveraged leases of $32 million and $14 million in the nine months ended September 30, 2019 and 2018, respectively. See Item 1. Note 8. Financing Receivables for additional information.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$(4)	$27	$97	$16
Non-Trading MTM Gains (Losses) (C)	$(88)	$(96)	$140	$(59)

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

(B)	Net of tax (expense) benefit of $0 million and $(16) million for the three months and $(67) million and $(12) million for the nine months ended September 30, 2019 and 2018, respectively.

(C)	Net of tax (expense) benefit of $33 million and $37 million for the three months and $(55) million and $23 million for the nine months ended September 30, 2019 and 2018, respectively.
Our $9 million decrease in Net Income for the three months ended September 30, 2019 was driven largely by

•	unrealized losses in 2019 as compared to unrealized gains in 2018 on equity securities on the NDT Fund at PSEG Power,

•	lower volumes of electricity sold at lower average prices in the PJM region and under the BGS contracts as well as a decrease in capacity revenue at PSEG Power, and

•
an income tax benefit in 2018 resulting from the reserve for uncertain tax positions in connection with a nuclear carryback claim and closure of the 2011 and 2012 federal tax audit at PSEG Power, partially offset by

•	higher earnings due to investments in T&D programs and the favorable impact of new rates effective November 1, 2018 as a result of the BPU’s approval of our distribution base rate proceeding at PSE&G,

•	the favorable impact of retiree medical plan benefit changes implemented in 2019, and

•	revenue from Zero Emissions Certificates (ZECs) starting in mid-April 2019 at PSEG Power.
Our $17 million increase in Net Income for the nine months ended September 30, 2019 was driven primarily by

•	MTM gains in 2019 as compared to MTM losses in 2018 at PSEG Power,

•	net gains in 2019 on equity securities in the NDT Fund at PSEG Power,

•	the favorable impact of retiree medical plan benefit changes implemented in 2019,

•
higher earnings due to investments in T&D programs and the favorable impact of new rates effective November 1, 2018 as a result of the BPU’s approval of our distribution base rate proceeding at PSE&G, and

•	revenue from ZECs starting in mid-April 2019 at PSEG Power, largely offset by

•	a loss related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants in 2019.
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
Disciplined Investment
We utilize rigorous criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure and improving our environmental footprint to align with public policy objectives. In the first nine months of 2019, we

•	made additional investments in T&D infrastructure projects,

•	continued to execute our Energy Efficiency and other existing BPU-approved utility programs, and

•	completed construction and placed into service our BH5 generation project, the final stage of our investment program in combined cycle gas turbines.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect us, see Part I, Item 1. Business—Regulatory Issues in our Form 10-K and Item 5. Other Information in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2019 and June 30, 2019 (first and second quarter 2019 10-Qs) and this Quarterly Report on Form 10-Q.
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
In late July 2019, FERC issued an order directing PJM to delay its capacity auction until it can approve replacement auction rules and provide greater certainty to the market than conducting the auction under existing rules. FERC also denied PJM’s request to clarify that any just and reasonable replacement auction rules ultimately adopted would operate prospectively. FERC held that it would not rule prematurely on the issue of an appropriate remedy prior to rendering a determination on the merits of the replacement auction rules. Since one of the Commissioners is recused from this matter, FERC does not have a quorum to issue an order. We do not anticipate an order in this matter until the earlier of either the end of Commissioner Glick’s recusal on November 29, 2019 or when James Danly is confirmed by the Senate and sworn in as a Commissioner. We cannot predict when FERC will issue replacement auction rules and what impact those rules will have on the capacity market or our generating stations.
In October 2018, PJM filed with FERC to revise the shape of the Variable Resource Requirement (VRR) curve that will be implemented in the next capacity auction. The VRR curve is the administratively determined demand curve that serves as one of the key elements for establishing the amount of generation capacity to be procured in the auction. PJM’s proposed tariff revisions will result in lower Cost of New Entry values as compared to the currently effective VRR curve. PSEG protested PJM’s proposal on the grounds that it would result in understated prices for capacity relative to the cost of constructing a new reference generating unit and will result in prices that are unjust and unreasonable. In April 2019, FERC issued an Order approving PJM’s filing without modification and these changes are expected to be in place for the 2022/2023 PJM capacity auction, which has been delayed until FERC approves new auction rules. In mid-May 2019, PSEG filed a request for rehearing which remains pending before FERC.
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
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour (which is equivalent to approximately $10 per megawatt hour (MWh) in payments to selected nuclear plants (ZEC payment)). These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations, subject to exceptions specified in the ZEC legislation. PSEG Power anticipates it will recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC legislation requires nuclear plants to reapply for any subsequent three year periods. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by preventing the retirement of nuclear plants. The BPU’s decision awarding ZECs has been appealed by Rate Counsel. The financial condition of the plants may nonetheless be materially adversely impacted by potential changes to the capacity market construct being considered by FERC (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC authorized capacity mechanism), and, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors. Absent a material financial change, these adverse impacts could still result in PSEG Power taking all necessary steps to retire all of these plants following the end of the initial three year term of the ZECs program. Retirement of these plants would result in a material adverse impact on PSEG’s and PSEG Power’s financial results.
Fossil
In September 2019, PSEG Power completed the sale of its ownership interests in the Keystone and Conemaugh generation plants and related assets and liabilities. PSEG Power recorded a pre-tax loss on disposition of approximately $400 million in the second quarter of 2019 as the sale price was less than book value.
California Solar Facilities
As part of its solar production portfolio, PSEG Power owns and operates two California-based solar facilities with an aggregate capacity of approximately 30 MW direct current whose output is sold to Pacific Gas and Electric Company (PG&E) under power purchase agreements (PPAs) with twenty year terms. The net book value of these solar facilities was approximately $56 million as of September 30, 2019. In January 2019, PG&E and its parent company PG&E Corporation filed for Chapter 11 bankruptcy protection. PSEG Power cannot predict the ultimate outcome that this bankruptcy proceeding will have on our ability to collect all of the revenues from these facilities due under the PPAs; however, any adverse changes to the terms of PSEG Power’s PPAs as a result of this bankruptcy proceeding could result in the future impairment of these assets in amounts up to their current net book value.
Offshore Wind
In June 2019, the BPU selected Ørsted US Offshore Wind’s Ocean Wind project as the winning bid in New Jersey’s initial solicitation for 1,100 MW of offshore wind generation. In connection with the Ocean Wind bid, PSEG agreed to provide energy management services and the potential lease of land for use in project development. In October 2019, PSEG exercised its option on Ørsted’s Ocean Wind project, resulting in a period of exclusive negotiation for PSEG to potentially acquire a 25% equity interest in the project, subject to negotiations toward a joint venture agreement, advanced due diligence and any required regulatory approvals.
Leveraged Leases
In December 2018, NRG REMA, LLC emerged from its in-court proceeding under Chapter 11 of the Bankruptcy Code. As a result of the restructuring, the remaining deferred tax liabilities related to the Keystone and Conemaugh lease investments were reclassified to current tax liabilities. PSEG will realize the remaining tax liability related to the restructuring of approximately $85 million with the filing of the consolidated federal income tax return by the end of 2019.

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
In November 2018, the IRS issued proposed regulations addressing the interest disallowance rules contained in the Tax Act. For non-regulated businesses, these rules set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2019, PSEG and PSEG Power expect that a portion of their interest will be disallowed in the current period but realized in future periods. However, certain aspects of the proposed regulations are unclear. Therefore, we recorded taxes based on our interpretation of the relevant statute. Amounts recorded under the Tax Act, including but not limited to depreciation and interest disallowance, are subject to change based on several factors, including but not limited to, the IRS and state taxing authorities issuing additional guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and PSEG Power’s financial statements. For additional information, see Item 1. Note 16. Income Taxes.
In September 2019 the IRS released final and additional proposed regulations regarding the application of tax depreciation rules as amended by the Tax Act. We do not believe the final or proposed regulations materially impact our application of the rules.
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
Future Outlook
For more than a century, our mission has been to provide universal access to an around-the-clock supply of reliable, affordable power. Building on this mission, we believe in a future where customers universally use less energy, the energy they use is cleaner, and its delivery is more reliable and more resilient. In July 2019, we announced that we expect to cut carbon emissions at PSEG Power’s generation fleet by 80% by 2046, from 2005 levels. We have also announced our vision of attaining net-zero CO2 emissions by 2050, assuming advances in technology and public policy.
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
In addition to the risks described elsewhere in this Form 10-Q, the first and second quarter 2019 10-Qs and in our Form 10-K, for 2019 and beyond, the key issues and challenges we expect our business to confront include:

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

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,302	$2,394	$(92)	(4)	$7,598	$7,228	$370	5
Energy Costs	753	804	(51)	(6)	2,581	2,356	225	10
Operation and Maintenance	745	742	3	—	2,251	2,221	30	1
Depreciation and Amortization	307	294	13	4	928	854	74	9
Loss on Asset Dispositions	7	—	7	N/A	402	—	402	N/A
Income from Equity Method Investments	3	5	(2)	(40)	10	12	(2)	(17)
Net Gains (Losses) on Trust Investments	(3)	45	(48)	N/A	164	31	133	N/A
Other Income (Deductions)	35	33	2	6	101	99	2	2
Non-Operating Pension and OPEB Credits (Costs)	55	19	36	N/A	121	57	64	N/A
Interest Expense	147	127	20	16	417	341	76	22
Income Tax (Benefit) Expense	30	117	(87)	(74)	159	416	(257)	(62)

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,604	$1,595	$9	1	$5,018	$4,826	$192	4
Energy Costs	618	593	25	4	2,094	1,863	231	12
Operation and Maintenance	388	389	(1)	—	1,165	1,133	32	3
Depreciation and Amortization	206	192	14	7	620	569	51	9
Net Gains (Losses) on Trust Investments	—	—	—	—	1	—	1	N/A
Other Income (Deductions)	22	21	1	5	60	61	(1)	(2)
Non-Operating Pension and OPEB Credits (Costs)	46	14	32	N/A	105	44	61	N/A
Interest Expense	92	83	9	11	268	246	22	9
Income Tax Expense (Benefit)	24	95	(71)	(75)	63	292	(229)	(78)

Three Months Ended September 30, 2019 as Compared to 2018
Operating Revenues increased $9 million due to changes in delivery, commodity, clause and other operating revenues.

Delivery Revenues increased $8 million due to

•	Transmission revenues were $32 million higher due to increased 2019 revenue requirements primarily attributable to higher rate base investment.

•
Electric distribution revenues increased $26 million due to a $26 million increase resulting from the favorable impact of the distribution base rate tariff and a $6 million increase in Green Program Recovery Charge (GPRC) revenues, partially offset by a $6 million decrease due to lower sales volumes.

•
Gas distribution revenues increased $22 million due primarily to a $19 million increase from the favorable impact of the distribution base rate tariff effective November 2018 and a $2 million increase in revenues from GSMP I.

•
Gas, Electric and Transmission revenue requirements were reduced by $72 million due to the flowback of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits as a result of settlements with the BPU and FERC. This reduction is offset in Income Tax Expense.

Commodity Revenues decreased $23 million as a result of lower Electric revenues, partly offset by higher Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by changes in Energy Costs. PSE&G earns no margin on the provision of BGS and basic gas supply service (BGSS) to retail customers.

•	Electric commodity revenues decreased $26 million due primarily to a $205 million decrease in BGS prices, partially offset by $178 million in higher sales volumes.

•	Gas commodity revenues increased $3 million due primarily to higher BGSS prices.
Clause Revenues decreased $31 million due primarily to $22 million of lower Tax Adjustment Credit (TAC) deferrals, a $5 million reduction in GPRC deferrals and lower Societal Benefit Charge (SBC) revenues of $3 million. The changes in TAC and GPRC deferrals and SBC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expenses. PSE&G does not earn margin on TAC or GPRC deferrals or on SBC revenues.
Other Operating Revenues increased $55 million due primarily to ZEC revenues billed after the ZEC program was approved by the BPU in April 2019. See Item 1. Note 11. Commitments and Contingent Liabilities. These revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $25 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance decreased $1 million due primarily to a $5 million reduction in distribution preventative and corrective maintenance expenditures, a $3 million reduction in transmission expenditures, a $3 million decrease in injuries and damages and a $5 million net reduction in other operating expenses. These decreases were partially offset by a net $11 million increase in clause and renewable-related expenditures and a $5 million increase in storm costs.
Depreciation and Amortization increased $14 million due primarily to additional plant and software placed into service.
Non-Operating Pension and OPEB Credits (Costs) increased $32 million due primarily to a $26 million increase in the amortization of the prior service credit mainly related to the December 2018 OPEB plan amendment, a $4 million decrease in interest cost and a $3 million decrease in the amortization of the net unrecognized loss, partially offset by a reduction of $2 million in the long-term expected return on plan assets.
Interest Expense increased $9 million due primarily to increases of $7 million from net debt issuances in the second and third quarters of 2019 and $2 million from net debt issuances in 2018.
Income Tax Expense decreased $71 million due primarily to the flowback to ratepayers of excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes.
Nine Months Ended September 30, 2019 as Compared to 2018
Operating Revenues increased $192 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues decreased $30 million due primarily to

•
Gas, Electric and Transmission revenue requirements were reduced by $277 million due to the flowback of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits as a result of settlements with the BPU and FERC. This reduction is offset in Income Tax Expense.

•	Gas distribution revenues increased $92 million due primarily to an $89 million increase from the favorable impact of the distribution base rate tariff effective November 2018.

•	Transmission revenues were $90 million higher due to increased 2019 revenue requirements primarily attributable to higher rate base investment.

•
Electric distribution revenues increased $65 million due to a $67 million increase resulting from the favorable impact of the distribution base rate tariff and a $14 million increase in GPRC revenues. These increases were partially offset by a $16 million decrease due to lower sales volumes.

Commodity Revenues increased $153 million as a result of higher Gas and Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.

•	Gas commodity revenues increased $129 million due to higher BGSS prices of $106 million and higher BGSS sales volumes of $23 million.

•	Electric commodity revenues increased $24 million due primarily to $47 million in higher BGS sales volumes, partially offset by $24 million in lower BGS prices.
Clause Revenues decreased $11 million due primarily to a $15 million reduction for TAC deferrals and a $6 million decrease for GPRC deferrals. These decreases were partially offset by a $7 million increase in Margin Adjustment Clause (MAC) revenues, a $2 million increase in Solar Pilot Recovery Charges (SPRC) and higher SBC revenues of $1 million. The changes in the MAC, SPRC and SBC revenues and TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expenses. PSE&G does not earn margin on MAC, SPRC or SBC revenues or on TAC or GPRC deferrals.
Other Operating Revenues increased by $80 million due primarily to ZEC revenues billed since mid-April 2019. See Item 1. Note 11. Commitments and Contingent Liabilities. These revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $231 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $32 million due primarily to a net $45 million increase in clause and renewable-related expenditures and a $4 million increase in injuries and damages. These increases were partially offset by an $8 million decrease in distribution preventative and corrective maintenance expenditures, a $6 million reduction in seasonal storm costs and a $1 million decrease in transmission-related expenditures.
Depreciation and Amortization increased $51 million due to a $44 million increase related to additional plant and software placed into service and a $7 million increase due to updated depreciation rates put into effect in November 2018.
Non-Operating Pension and OPEB Credits (Costs) increased $61 million due primarily to a $77 million increase in the amortization of prior service credit mainly related to the December 2018 OPEB plan amendment and a $3 million decrease in interest cost, partially offset by a $16 million reduction in the long-term expected return on plan assets and a $4 million increase in the amortization of the net unrecognized loss.
Interest Expense increased $22 million due primarily to a $12 million increase from net debt issuances in May and September 2018 and a $10 million increase from net debt issuances in 2019.
Income Tax Expense decreased $229 million due primarily to the flowback to ratepayers of excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes.

PSEG Power

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2019	2018	2019 vs. 2018		2019	2018	2019 vs. 2018
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$771	$868	$(97)	(11)	$3,270	$3,038	$232	8
Energy Costs	359	431	(72)	(17)	1,556	1,550	6	—
Operation and Maintenance	233	231	2	1	736	745	(9)	(1)
Depreciation and Amortization	93	94	(1)	(1)	282	260	22	8
Loss on Asset Dispositions	7	—	7	N/A	402	—	402	N/A
Income from Equity Method Investments	3	5	(2)	(40)	10	12	(2)	(17)
Net Gains (Losses) on Trust Investments	(4)	44	(48)	N/A	160	30	130	N/A
Other Income (Deductions)	15	14	1	7	43	38	5	13
Non-Operating Pension and OPEB Credits (Costs)	8	4	4	100	14	11	3	27
Interest Expense	34	29	5	17	85	47	38	81
Income Tax Expense (Benefit)	14	25	(11)	(44)	127	127	—	—

-
Three Months Ended September 30, 2019 as Compared to 2018
Operating Revenues decreased $97 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $59 million due primarily to

•
a net decrease of $50 million due primarily to lower volumes of electricity sold in the PJM and New York (NY) regions, coupled with lower average realized prices in the PJM, NY, and New England (NE) regions, partially offset by higher volumes of electricity sold in the NE region,

•	a decrease of $25 million in electricity sold under our BGS contracts primarily due to lower volumes coupled with lower prices,

•
a net decrease of $20 million due to higher MTM losses in 2019 as compared to 2018. Of this amount, there was a $57 million decrease due to more losses on positions reclassified to realized upon settlement, partially offset by a $37 million increase from changes in forward prices in 2019 as compared to 2018, and

•
a net decrease of $19 million in capacity revenues due primarily to decreases in auction prices for cleared capacity in the PJM region, partially offset by increased capacity payments in the NE region due to BH5 beginning commercial operations in June 2019,

•	partially offset by an increase of $51 million due to ZEC revenues earned since mid-April 2019.
Gas Supply Revenues decreased $39 million due primarily to

•	a net decrease of $45 million related to sales to third parties, of which $48 million was due to lower volumes sold, modestly offset by a $3 million increase due to higher average sales prices,

•	partially offset by a net increase of $5 million in sales under the BGSS contract, of which $3 million was due to higher sales volumes and $2 million to higher average sales prices during 2019.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $72 million due to

Generation costs decreased $39 million due primarily to

•	a net decrease of $30 million due to MTM gains in 2019, as compared to MTM losses in 2018, due primarily to positions reclassified as realized upon settlement, and

•	a net decrease of $10 million primarily due to decreases in energy purchases in the NE region due to BH5 beginning commercial operations in June 2019.
Gas costs decreased $33 million due primarily to

•	a decrease of $42 million related to sales to third parties due primarily to lower volumes sold,

•	partially offset by a net increase of $10 million related to sales under the BGSS contract, of which $5 million was due to higher volumes and $5 million to higher average gas costs.
Depreciation and Amortization decreased $1 million due primarily to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants, largely offset by the BH5 station being placed into service in June 2019.
Net Gains (Losses) on Trust Investments decreased $48 million due primarily to a $55 million decrease resulting from net unrealized losses in 2019 as compared to net unrealized gains in 2018 on equity investments in the NDT Fund, partially offset by a $6 million increase in net realized gains on NDT Fund investments.
Non-Operating Pension and OPEB Credits (Costs) increased $4 million due to a $5 million increase in the amortization of prior service credit mainly related to the December 2018 OPEB plan amendment, a $2 million decrease in the amortization of the net unrecognized loss and a $1 million decrease in interest cost, largely offset by a $4 million reduction in the long-term expected return on plan assets.
Interest Expense increased $5 million due primarily to lower capitalized interest as a result of BH5 being placed into service in June 2019.
Income Tax Expense (Benefit) decreased $11 million due primarily to lower pre-tax income in 2019, partially offset by benefits associated with the remeasurement of uncertain tax positions recorded in 2018.
Nine Months Ended September 30, 2019 as Compared to 2018
Operating Revenues increased $232 million due primarily to changes in generation and gas supply revenues.
Generation Revenues increased $277 million due primarily to

•
a net increase of $272 million due to MTM gains in 2019 as compared to MTM losses in 2018. Of this amount, there was a $268 million increase from changes in forward prices in 2019 as compared to 2018, coupled with a $4 million increase due to more gains on positions reclassified to realized upon settlement,

•	an increase of $85 million due to ZEC revenues earned since mid-April 2019,

•
a net increase of $12 million in capacity revenues due primarily to the commencement of commercial operations of Keys and Sewaren 7 in in mid-2018 and BH5 in June 2019, partially offset by a decrease in auction prices in the PJM region, and

•
a net increase of $5 million due primarily to higher volumes of electricity sold in the PJM and NE regions, somewhat offset by lower volumes sold in the NY region and lower average realized prices in the PJM, NE and NY regions,

•	partially offset by a decrease of $93 million in electricity sold under our BGS contracts due to lower volumes and lower prices.
Gas Supply Revenues decreased $47 million due primarily to

•	a decrease of $93 million related to sales to third parties, primarily due to lower volumes sold,

•	partially offset by an increase of $41 million in sales under the BGSS contract, primarily due to higher average sales prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $6 million due to
Generation costs increased $33 million due primarily to higher fuel costs reflecting utilization of higher volumes of gas at the new Keys and Sewaren 7 fossil stations and BH5, coupled with higher prices of gas in the PJM region, partially offset by utilization of lower volumes and prices of gas in the NY region, lower prices of gas in the NE region, utilization of lower volumes of oil in the PJM region, and lower coal costs in the PJM and NE regions.
Gas costs decreased $27 million due mainly to

•	a net decrease of $76 million related to sales to third parties due primarily to lower volumes sold,

•	partially offset by a net increase of $51 million related to sales under the BGSS contract primarily resulting from an increase in the average cost of gas.
Operation and Maintenance decreased $9 million due primarily to a net decrease related to our nuclear plants due to planned outage costs incurred in 2019 for our 57%-owned Salem Unit 1 as compared to planned outage costs at our 100%-owned Hope Creek nuclear plant in 2018.
Depreciation and Amortization increased $22 million due primarily to the new Keys and Sewaren 7 fossil stations and BH5 station, partially offset by the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants.
Loss on Asset Dispositions is a $402 million loss in 2019 related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants.
Net Gains (Losses) on Trust Investments increased $130 million due primarily to a $127 million increase resulting from net unrealized gains in 2019 as compared to net unrealized losses in 2018 on equity investments in the NDT Fund.
Other Income (Deductions) increased $5 million primarily due to higher interest and dividend income on NDT Fund investments.
Non-Operating Pension and OPEB Credits (Costs) increased $3 million due to a $14 million increase in the amortization of prior service credit mainly related to the December 2018 OPEB plan amendment, a $4 million decrease in interest cost and a $1 million decrease in the amortization of the net unrecognized loss, largely offset by a $16 million decrease in the long-term expected return on plan assets.
Interest Expense increased $38 million due primarily to lower capitalized interest as a result of Keys and Sewaren 7 fossil stations being placed into service in mid-2018.

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
For the nine months ended September 30, 2019, our operating cash flow increased $217 million as compared to the same period in 2018. The net changes were primarily due to the net changes from our subsidiaries as discussed below, partially offset by tax payments at PSEG and its other subsidiaries in 2019 compared to tax refunds in 2018.
PSE&G
PSE&G’s operating cash flow increased $84 million from $1,397 million to $1,481 million for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to tax refunds in 2019 as compared to tax payments in 2018, and an increase of $89 million from a change in regulatory deferrals, partially offset by a decrease of $79 million relating to a lower reduction in accounts receivable and unbilled revenues in 2019, and $70 million in increased vendor payments.
PSEG Power
PSEG Power’s operating cash flow increased $357 million from $1,005 million to $1,362 million for the nine months ended September 30, 2019, as compared to the same period in 2018, due to a $378 million higher reduction in margin deposit requirements, and tax refunds in 2019 compared to tax payments in 2018, partially offset by an increase of $40 million in payments to counterparties.
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
Our total credit facilities and available liquidity as of September 30, 2019 were as follows:

Company/Facility	As of September 30, 2019
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$349	$1,151
PSE&G	600	26	574
PSEG Power	2,100	176	1,924
Total	$4,200	$551	$3,649

As of September 30, 2019, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of PSEG Power’s credit rating certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $872 million and $857 million as of September 30, 2019 and December 31, 2018, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months, PSEG has $400 million of 1.60% Senior Notes maturing in November 2019. PSE&G has $250 million of 3.50% Medium Term Notes maturing in August 2020 and PSEG Power has $406 million of 5.13% Senior Notes maturing in April 2020.
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
PSE&G
During the nine months ended September 30, 2019, PSE&G made capital expenditures of $1,866 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $87 million, which are included in operating cash flows.
PSEG Power
During the nine months ended September 30, 2019, PSEG Power made capital expenditures of $406 million, excluding $101 million for nuclear fuel, primarily related to our BH5 and other generation projects.

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
From July through September 2019, MTM VaR was relatively stable between a low of $10 million and a high of $26 million at the 95% confidence level. The range of VaR was narrower for the three months ended September 30, 2019 as compared with the year ended December 31, 2018.

	MTM VaR
	Three Months Ended September 30, 2019	Year Ended December 31, 2018
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$10	$21
Average for the Period	$16	$14
High	$26	$46
Low	$10	$6
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$16	$32
Average for the Period	$25	$22
High	$41	$72
Low	$15	$9

See Item 1. Note 13. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
PSEG, PSE&G and PSEG Power
There have been no changes in internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the Form 10-K, see Part I, Item 1. Note 11. Commitments and Contingent Liabilities and Item 5. Other Information in the first and second quarter 2019 10-Qs and in this Quarterly Form 10-Q.

ITEM 1A.	RISK FACTORS
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our Form 10-K, which describes various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2018, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest or be exercised in 2019. There were no common share repurchases in the open market during the third quarter of 2019.

ITEM 5. OTHER INFORMATION
Certain information reported in the Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the Form 10-K and first and second quarter 2019 10-Qs. References are to the related pages on the Form 10-K and the first and second quarter 2019 10-Qs.
Federal Regulation
Energy Clearing Prices
December 31, 2018 Form 10-K page 16 and March 31, 2019 Form 10-Q page 83. In April 2019, FERC issued an order directing PJM and New York Independent System Operator, Inc. (NYISO) to change their rules governing pricing for fast-start resources. In its Order FERC found that current fast-start pricing practices are unjust and unreasonable because they do not allow prices to reflect the marginal cost of serving load. FERC required PJM and NYISO to make various changes to their respective tariffs to allow the start-up costs of fast-start resources to be reflected in prices, among other things. In August 2019, PJM stated that new tariff provisions would apply fast-start pricing to all eligible fast-start resources; however, the new rules would not be implemented until FERC issues an order approving them. We will continue to participate in this process before FERC.
Environmental Matters
Climate Change—CO2 Regulation under the Clean Air Act
December 31, 2018 Form 10-K page 21 and June 30, 2019 Form 10-Q page 89. In June 2019, the EPA issued its final Affordable Clean Energy (ACE) rule as a replacement for the repealed Clean Power Plan, a greenhouse gas emission regulation for existing power plants. The ACE rule narrowly defines the “best system of emissions reductions” (BSER) as heat improvements to be applied only to an individual unit, excluding other potential mechanisms to address climate change. In September 2019, a coalition of power companies, including PSEG, filed a Petition for Review of the ACE Rule with the United States Court of Appeals for the District of Columbia Circuit challenging the EPA’s narrow interpretation of BSER. We cannot estimate the impact of this action on our business or results of operations.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10.1:	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019
Exhibit 10.2:	Retirement Income Reinstatement Plan for Non-Represented Employees, amended effective July 1, 2019
Exhibit 10.3:	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective July 1, 2019
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 10.1:	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019
Exhibit 10.2:	Retirement Income Reinstatement Plan for Non-Represented Employees, amended effective July 1, 2019
Exhibit 10.3:	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective July 1, 2019
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

c. PSEG Power:
Exhibit 10.1:	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019
Exhibit 10.2:	Retirement Income Reinstatement Plan for Non-Represented Employees, amended effective July 1, 2019
Exhibit 10.3:	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective July 1, 2019
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: October 31, 2019

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
Date: October 31, 2019

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
Date: October 31, 2019