Form 10-K
period 2019-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2020-02-26
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None

(Cover continued on next page)

(Cover continued from previous page)
Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Public Service Enterprise Group Incorporated	☒	Yes	☐	No
Public Service Electric and Gas Company	☒	Yes	☐	No
PSEG Power LLC	☒	Yes	☐	No
Indicate by check mark if each of the registrants is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☒ No
Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files) . ☒ Yes ☐ No
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☒ No
The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of June 30, 2019 was $29,513,402,185 based upon the New York Stock Exchange Composite Transaction closing price.
The number of shares outstanding of Public Service Enterprise Group Incorporated’s sole class of Common Stock as of February 21, 2020 was 505,127,221.
As of February 21, 2020, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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
III
Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 16, 2020, as specified herein.

i

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this report about our and our subsidiaries’ future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Item 8. Financial Statements and Supplementary Data—Note 15. Commitments and Contingent Liabilities, and other filings we make with the United States Securities and Exchange Commission (SEC), including our subsequent reports on Form 10-Q and Form 8-K. These factors include, but are not limited to:

•	fluctuations in wholesale power and natural gas markets, including the potential impacts on the economic viability of our generation units;

•	our ability to obtain adequate fuel supply;

•	market risks impacting the operation of our generating stations;

•	increases in competition in wholesale energy and capacity markets;

•	changes in technology related to energy generation, distribution and consumption and customer usage patterns;

•	economic downturns;

•	third-party credit risk relating to our sale of generation output and purchase of fuel;

•	adverse performance of our nuclear decommissioning and defined benefit plan trust fund investments and changes in funding requirements;

•	the impact of changes in state and federal legislation and regulations on our business, including PSE&G’s ability to recover costs and earn returns on authorized investments;

•	PSE&G’s proposed investment programs may not be fully approved by regulators and its capital investment may be lower than planned;

•
the impact on our New Jersey nuclear plants if such plants are not awarded Zero Emission Certificates (ZEC) in future periods, there is an adverse change in the amount of future ZEC payments, the ZEC program is overturned or modified through legal proceedings or if adverse changes are made to the capacity market construct;

•	adverse changes in energy industry laws, policies and regulations, including market structures and transmission planning;

•	the impact of state and federal actions aimed at combating climate change on our natural gas assets;

•
risks associated with our ownership and operation of nuclear facilities, including regulatory risks, such as compliance with the Atomic Energy Act and trade control, environmental and other regulations, as well as financial, environmental and health and safety risks;

•	changes in federal and state environmental regulations and enforcement;

•	delays in receipt of, or an inability to receive, necessary licenses and permits;

•	the impact of any future rate proceedings;

•	adverse outcomes of any legal, regulatory or other proceeding, settlement, investigation or claim applicable to us and/or the energy industry;

•	changes in tax laws and regulations;

•	the impact of our holding company structure on our ability to meet our corporate funding needs, service debt and pay dividends;

•	lack of growth or slower growth in the number of customers or changes in customer demand;

•	any inability of PSEG Power to meet its commitments under forward sale obligations;

•	reliance on transmission facilities that we do not own or control and the impact on our ability to maintain adequate transmission capacity;

•	any inability to successfully develop, obtain regulatory approval for, or construct generation, transmission and distribution projects;

•	any equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers;

•	our inability to exercise control over the operations of generation facilities in which we do not maintain a controlling interest;

•	any inability to recover the carrying amount of our long-lived assets and leveraged leases;

•	any inability to maintain sufficient liquidity;

•	any inability to realize anticipated tax benefits or retain tax credits;

•	challenges associated with recruitment and/or retention of key executives and a qualified workforce;

•	the impact of our covenants in our debt instruments on our operations; and

•	the impact of acts of terrorism, cybersecurity attacks or intrusions.

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
WHERE TO FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain our filed documents from commercial document retrieval services, the SEC’s internet website at www.sec.gov or our website at investor.pseg.com. Information on our website should not be deemed incorporated into or as a part of this report. Our Common Stock is listed on the New York Stock Exchange under the trading symbol PEG. You can obtain information about us at the offices of the New York Stock Exchange, Inc., 11 Wall Street, New York, New York 10005.
PART I

ITEM 1.    BUSINESS
We were incorporated under the laws of the State of New Jersey in 1985 and our principal executive offices are located at 80 Park Plaza, Newark, New Jersey 07102. We conduct our business through two direct wholly owned subsidiaries, PSE&G and PSEG Power, each of which also has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102.
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

PSE&G	PSEG Power

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
BUSINESS OPERATIONS AND STRATEGY
PSE&G
Our regulated T&D public utility, PSE&G, distributes electric energy and gas to customers within a designated service territory running diagonally across New Jersey where approximately 6.2 million people, or about 70% of New Jersey’s population resides.
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
How PSE&G Operates
We are a transmission owner in PJM Interconnection, L.L.C. (PJM) and we provide distribution service to 2.3 million electric customers and 1.9 million gas customers in a service area that covers approximately 2,600 square miles running diagonally across New Jersey. We serve the most densely populated, commercialized and industrialized territory in New Jersey, including its six largest cities and approximately 300 suburban and rural communities.
Transmission
We use formula rates for our transmission cost of service and investments. Formula rates provide a method of rate recovery where the transmission owner annually determines its revenue requirements through a fixed formula that considers Operation and Maintenance expenditures, rate base and capital investments and applies an approved return on equity (ROE) in developing the weighted average cost of capital. Under this formula, rates are put into effect in January of each year based upon our internal forecast of annual expenses and capital expenditures. Rates are subsequently trued up to reflect actual annual expenses and capital expenditures. Our current approved rates provide for a base ROE of 11.18% on existing and new transmission investment, while certain investments are entitled to earn an additional incentive rate.
We continue to invest in transmission projects that are included for review in the FERC-approved PJM transmission expansion process. These projects focus on reliability improvements and replacement of aging infrastructure with planned capital spending of $2.8 billion for transmission in 2020-2022 as disclosed in Item 7. MD&A—Capital Requirements.
Distribution
PSE&G distributes gas and electricity to end users in our respective franchised service territories. In October 2018, the BPU issued an Order approving the settlement of our distribution base rate proceeding with new rates effective November 1, 2018. The Order provides for a distribution rate base of $9.5 billion, a 9.60% ROE for our distribution business and a 54% equity component of our capitalization structure. The BPU has also approved a series of PSE&G infrastructure, energy efficiency and renewable energy investment programs with cost recovery through various clause mechanisms. Our load requirements are split among residential, commercial and industrial (C&I) customers, as described in the following table for 2019:

	% of 2019 Sales
Customer Type	Electric	Gas
Commercial	58%	38%
Residential	33%	58%
Industrial	9%	4%
Total	100%	100%

Our customer base has modestly increased since 2015, with electric and gas loads changing as illustrated below:

Electric and Gas Distribution Statistics

	December 31, 2019
	Number of Customers		Electric Sales and Firm Gas Sales (A)		Historical Annual Load Growth 2015-2019
Electric	2.3	Million	40,684	Gigawatt hours (GWh)	—%
Gas	1.9	Million	2,589	Million Therms	(0.3)%

(A)	Excludes sales from Gas rate classes that do not impact margin, specifically Contract, Non-Firm Transportation, Cogeneration Interruptible and Interruptible Services.
Electric sales were essentially flat with increases due to growth in the number of customers and improved economic conditions offset by conservation and more energy efficient appliances. Firm gas sales decreased slightly as a result of warmer weather in 2019 mostly offset by growth in the number of customers and customer response to continued low gas prices. Only firm gas sales impact margin.
In 2019, we commenced our BPU-approved Gas System Modernization Program II (GSMP II), an expanded, five-year program to invest $1.9 billion beginning in 2019 to replace approximately 875 miles of cast iron and unprotected steel mains in addition to other improvements to the gas system.
In 2019, the BPU approved our Energy Strong Program II (ES II), an $842 million program to harden, modernize and improve the resiliency of our electric and gas distribution systems. This program began in the fourth quarter of 2019 and is expected to be completed by the end of 2023. Approximately $692 million of the program will be recovered through periodic rate recovery filings, with the balance to be recovered in our next distribution base rate case, which is required to be filed no later than December 2023.
In October 2018, we filed our proposed Clean Energy Future (CEF) program with the BPU, a six-year estimated $3.5 billion investment covering four programs: (i) an Energy Efficiency (EE) program designed to achieve energy efficiency targets required under New Jersey’s Clean Energy law; (ii) an Electric Vehicle (EV) infrastructure program; (iii) an Energy Storage (ES) program and (iv) an Energy Cloud (EC) program which will include installing approximately two million electric smart meters and associated infrastructure. The BPU is reviewing the CEF-EE program concurrently with its efforts to complete a stakeholder process to define key terms and policy parameters regarding returns, amortization and lost revenue recovery related to implementing energy efficiency programs statewide. Additionally, New Jersey released its Energy Master Plan in January 2020, which is supportive of energy efficiency but gives the BPU discretion in implementation between state-and utility-operated programs. In February 2020, PSE&G reached an agreement with parties in the CEF-EE matter which was approved by the BPU to (a) extend several existing EE programs for six months, with an additional $111 million investment over the course of the programs, and (b) extend the timeline for review of the CEF-EE filing through September 2020. In addition, the BPU has circulated to the parties procedural schedules for the proposed $1 billion investment in CEF-EC, CEF-EV and CEF-ES programs.
Solar Generation
We have undertaken two major solar initiatives at PSE&G, the Solar Loan Program and the Solar 4 All® Programs. Our Solar Loan Program provides solar system financing to our residential and commercial customers. The loans are repaid with cash or solar renewable energy certificates (SRECs). We sell the SRECs received through periodic auctions and use the proceeds to offset program costs. Our Solar 4 All® Programs invest in utility-owned solar photovoltaic (PV) grid-connected solar systems installed on PSE&G property and third-party sites, including landfill facilities, and solar panels installed on distribution system poles in our electric service territory. We sell the energy and capacity from the systems in the PJM wholesale electricity market. In addition, we sell SRECs generated by the projects through the same periodic auction used in the Solar Loan program, the proceeds of which are used to offset program costs.
Supply
Although commodity revenues make up almost 39% of our revenues, we make no margin on the default supply of electricity and gas since the actual costs are passed through to our customers.
All electric and gas customers in New Jersey have the ability to choose their electric energy and/or gas supplier. Pursuant to BPU requirements, we serve as the supplier of last resort for two types of electric and gas customers within our service territory that are not served by another supplier. The first type, which represents about 79% of PSE&G’s load requirements, provides default supply service for smaller C&I customers and residential customers at seasonally-adjusted fixed prices for a three-year term (BGS-Residential Small Commercial Pricing (RSCP)). These rates change annually on June 1 and are based on the average price obtained at auctions in the current year and two prior years. The second type provides default supply for larger customers, with energy priced at hourly PJM real-time market prices for a contract term of 12 months (BGS-Commercial Industrial Energy Pricing).
We procure the supply to meet our BGS obligations through auctions authorized by the BPU for New Jersey’s total BGS requirement. These auctions take place annually in February. Results of these auctions determine which energy suppliers are authorized to supply BGS to New Jersey’s electric distribution companies (EDCs). Once validated by the BPU, electricity prices for BGS service are set. Approximately one-third of PSE&G’s total BGS-RSCP eligible load is auctioned each year for a three-year term. For information on current prices, see Item 8. Note 15. Commitments and Contingent Liabilities.
PSE&G procures the supply requirements of its default service BGSS gas customers through a full-requirements contract with PSEG Power. The BPU has approved a mechanism designed to recover all gas commodity costs related to BGSS for residential customers. BGSS filings are made annually by June 1 of each year, with an effective date of October 1. PSE&G’s revenues are matched with its costs using deferral accounting, with the goal of achieving a zero cumulative balance by September 30 of each year. In addition, we have the ability to put in place two self-implementing BGSS increases on December 1 and February 1 of up to 5% and also may reduce the BGSS rate at any time and/or provide bill credits. See Item 8. Note 7. Regulatory Assets and Liabilities. Any difference between rates charged under the BGSS contract and rates charged to our residential customers is deferred and collected or refunded through adjustments in future rates. C&I customers that do not select third-party suppliers are also supplied under the BGSS arrangement. These customers are charged a market-based price largely determined by prices for commodity futures contracts.
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
PSEG Power
Through PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear, gas, oil-fired and renewable generation assets while balancing generation output, fuel requirements and supply obligations through energy portfolio management. Our commitments for load, such as BGS in New Jersey and other bilateral supply contracts, are backed by the generation we own and may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving the load. PSEG Power is a public utility within the meaning of the Federal Power Act (FPA) and the payments it receives and how it operates are subject to FERC regulation.
PSEG Power is also subject to certain regulatory requirements imposed by state utility commissions such as those in New York and Connecticut.
Products and Services
As a merchant generator and power marketer, our profit is derived from selling a range of products and services under contract to an array of customers, including utilities, other power marketers, such as retail energy providers, or counterparties in the open market. These products and services may be transacted bilaterally or through exchange markets and include but are not limited to:

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

•
Congestion and Renewable Energy Credits—Congestion credits (or Financial Transmission Rights) are financial instruments that entitle the holder to a stream of revenues (or charges) based on the hourly congestion price differences across a transmission path. Renewable Energy Credits (RECs) are obtained through PSEG Power’s owned renewable generation or purchased in the open market. Electric suppliers of load are required to deliver a certain amount or percentage of their delivered power from renewable resources as mandated by applicable regulatory requirements.

PSEG Power also sells wholesale natural gas, primarily through a full-requirements BGSS contract with PSE&G to meet the gas supply requirements of PSE&G’s customers. In 2014, the BPU approved an extension of the long-term BGSS contract to March 31, 2019, and thereafter the contract remains in effect unless terminated by either party with a two-year notice.
Approximately 46% of PSE&G’s peak daily gas requirements is provided from PSEG Power’s firm gas transportation capacity. PSEG Power satisfies the remainder of PSE&G’s requirements from storage contracts, contract peaking supply, liquefied natural gas and propane. Based upon the availability of natural gas beyond PSE&G’s daily needs, PSEG Power sells gas to others and uses it for its generation fleet.
PSEG Power also owns and operates 467 MW direct current (dc) of PV solar generation facilities. PSEG Power also has a 50% ownership interest in a 208 MW oil-fired generation facility in Hawaii.
The remainder of this section about PSEG Power covers our nuclear and fossil fleet in the Mid-Atlantic and Northeast regions which comprises the vast majority of PSEG Power’s operations and financial performance.
How PSEG Power’s Generation Operates
Nearly all of our generation capacity consists of nuclear and fossil generation that is located in the Northeast and Mid-Atlantic regions of the United States in some of the country’s largest and most developed electricity markets. For additional information see Item 2. Properties.
The map below shows the locations of our Northeast and Mid-Atlantic nuclear and fossil generation facilities:

New York ISO
ISO New England
Bethlehem Energy Center (BEC)
Bridgeport Harbor
New Haven
Bergen
Kearny
Essex
Linden
Sewaren
Peach Bottom
PJM
Burlington
Hope Creek
Salem
Keys Energy Center

•	Generation Capacity
Our nuclear and fossil installed capacity utilizes a diverse mix of fuels. As of December 31, 2019, our fuel mix was comprised of 56% gas, 34% nuclear, 3% coal, 5% oil and 2% pumped storage. This fuel diversity helps to mitigate risks associated with fuel price volatility and market demand cycles. Our total generating output in 2019 was approximately 56,800 gigawatt hours (GWh). In September 2019, PSEG Power completed the sale of its 776 MW ownership interests in the Keystone and Conemaugh generation plants in western Pennsylvania and related assets and liabilities. The sale in 2019 of PSEG Power’s ownership interests in Keystone and Conemaugh is the latest step in its move away from coal-fired generation. PSEG Power has also announced the early retirement of its 383 MW coal unit in Bridgeport, Connecticut in 2021. Including this planned retirement in 2021, PSEG Power will have retired or exited through sales over 2,400 MW of coal-fired generation since 2017.

The following table indicates the proportionate share of generating output by fuel type in 2019.

Generation by Fuel Type (A)	Actual 2019
Nuclear:
New Jersey facilities	33%
Pennsylvania facilities	20%
Fossil:
Natural Gas and Oil:
New Jersey facilities	20%
New York facilities	8%
Maryland facilities	8%
Connecticut facilities	4%
Coal:
Pennsylvania facilities	7%
Connecticut Facilities	—%	(B)
Total	100%

(A)	Excludes pumped storage, solar facilities and fossil generation in Hawaii which account for less than 2.2 percent of total generation.
(B) Less than one percent.
In June 2019, PSEG Power started commercial operation of Bridgeport Harbor Station Unit 5 (BH5), a 484 MW dual-fueled combined cycle generation station, completing its 1,800 MW combined cycle gas turbine construction program.
In July 2018, Exelon, co-owner of the Peach Bottom nuclear facilities in Pennsylvania, submitted a second 20-year license renewal application with the Nuclear Regulatory Commission (NRC) for Peach Bottom Units 2 and 3. It is anticipated that the NRC’s review process will take approximately 20-24 months from submission of the application. Peach Bottom Units 2 and 3 are currently licensed to operate through 2033 and 2034, respectively.

•	Generation Dispatch
Our generation units have historically been characterized as serving one or more of three general energy market segments: base load; load following; and peaking, based on their operating capability and performance.

•
Base Load Units run the most and typically are called to operate whenever they are available. These units generally derive revenues from both energy and capacity sales. Variable operating costs are low due to the combination of highly efficient operations and the use of relatively lower-cost fuels. Performance is generally measured by the unit’s “capacity factor,” or the ratio of the actual output to the theoretical maximum output. In 2019, the base load capacity factors for the following units were:

Unit	2019 Capacity Factor
Nuclear
Salem Unit 1	76.4%
Salem Unit 2	97.7%
Hope Creek	82.5%
Peach Bottom Unit 2	99.5%
Peach Bottom Unit 3	92.8%

•
Load Following Units’ operating costs are generally higher per unit of output than for base load units due to the use of higher-cost fuels such as oil and natural gas or lower overall unit efficiency. These units usually have more flexible operating characteristics than base load units which enable them to more easily follow fluctuations in load. They operate less frequently than base load units and derive revenues from energy, capacity and ancillary services.

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
Forward Henry Hub Gas Prices as of December 31, 2019 (Source: NYMEX)
Historical Leidy Gas Prices (Source: Transco Leidy Settlement Prices)
Forward Leidy Gas Prices as of December 31, 2019 (Source: ICE Clear US)
$4
$3
$2
$1
$ per MMBtu
2017
2018
2019
2020
2021
Year

Historical and Forward PJM Western Hub RTC Prices
WH RTC Historical Prices (Source: PJM)
WH Forward Prices as of December 31, 2019 (Source: ICE Clear US)
$ per MWH
$40
$35
$30
$25
2017
2018
2019
2020
2021
Year

Historical data implies that the price of natural gas will continue to have a strong influence on the price of electricity in the primary markets in which we operate.
The prices reflected in the preceding graphs above do not necessarily illustrate our contract prices, but they are representative of market prices at relatively liquid hubs, with nearer-term forward pricing generally resulting from more liquid markets than pricing for later years. As shown above, prices may vary by location resulting from congestion or other factors, such as the availability of natural gas from the Marcellus (Leidy) and other shale-gas regions. Purchases from the Marcellus/Utica shale gas regions in 2019 accounted for approximately 50% of the gas we procured. While these prices provide some perspective on past and future prices, the forward prices are volatile and there can be no assurance that such prices will remain in effect or that we will be able to contract output at these forward prices.
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

We have approximately 2.3 billion cubic feet-per-day of firm transportation capacity and firm storage delivery under contract to meet our obligations under the BGSS contract. This volume includes capacity from the Pennsylvania and Ohio shale gas regions where we purchase the majority of our natural gas. On an as-available basis, this firm transportation capacity may also be used to serve the gas supply needs of our New Jersey generation fleet.
PSEG Power has contracted for approximately 125,000 dekatherms/day of delivery capability on the PennEast Pipeline from eastern Pennsylvania to New Jersey. This delivery capability will be used to supplement the BGSS contract when it becomes operational.

•
Oil—Oil is used as the primary fuel for one load following steam unit and four combustion turbine peaking units and can be used as an alternate fuel by several load following and peaking units that have a dual-fuel capability. Oil for operations is drawn from on-site storage and is generally purchased on the spot market and delivered by truck or barge.
We expect to be able to meet the fuel supply demands of our customers and our operations. However, the ability to maintain an adequate fuel supply could be affected by several factors not within our control, including changes in prices and demand, curtailments by suppliers, severe weather, environmental regulations, and other factors. For additional information and a discussion of risks, see Item 1A. Risk Factors, Item 7. MD&A—Executive Overview of 2019 and Future Outlook and Item 8. Note 15. Commitments and Contingent Liabilities.
Markets and Market Pricing
The vast majority of PSEG Power’s generation assets are located in three centralized, competitive electricity markets operated by ISO organizations all of which are subject to the regulatory oversight of FERC:

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

•
New York—The New York ISO (NYISO) is the market coordinator for New York State and is responsible for managing the New York Power Pool and for administering its energy marketplace. This service area has a population of about 20 million and a record peak demand of 33,956 MW. Our BEC generating station operates in New York.

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
Commodity prices, such as electricity, gas, oil and environmental products, as well as the availability of our diverse fleet of generation units to operate, also have a considerable effect on our profitability. Over the long-term, the higher the forward prices are, the more attractive an environment exists for us to contract for the sale of our anticipated output. However, higher prices also increase the cost of replacement power; thereby placing us at greater risk should our generating units fail to operate effectively or otherwise become unavailable.
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
Our PJM generating units are located in several zones. The average capacity prices that PSEG Power expects to receive from the base and incremental auctions which have been completed are disclosed in Item 8. Note 3. Revenues. The price that must be paid by an entity serving load in the various zones is also set through these auctions. These prices can be higher or lower than the prices disclosed in Note 3. Revenues due to the import and export capability to and from lower-priced areas.
We have obtained price certainty for our PJM capacity through May 2022 and New England capacity through May 2026 for BH5 and May 2023 for New Haven through the RPM and FCM pricing mechanisms, respectively.
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

Load Zone ($/MWh)	2017-2020	2018-2021	2019-2022	2020-2023
PSE&G	$90.78	$91.77	$98.04	$102.16
Jersey Central Power & Light Company (JCP&L)	$69.08	$73.11	$77.15	$72.43
Atlantic City Electric Company	$75.49	$81.23	$87.40	$82.69
Rockland Electric Company	$80.50	$85.94	$88.03	$82.42

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
Reflecting February 2020 BGS auction results, the contracted percentages of our anticipated base load generation output for the next three years with modest amounts beyond 2022 are as follows:

Base Load Generation	2020	2021	2022
Generation Sales	100%	80%-85%	30%-35%

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
Our fuel strategy is to maintain certain levels of uranium in inventory and to make periodic purchases to support such levels. Our nuclear fuel commitments cover approximately 100% of our estimated uranium, enrichment and fabrication requirements through 2021 and a significant portion through 2022.
We take a more opportunistic approach in hedging both the fuel for and the anticipated output of our natural gas-fired generation. The generation from more efficient load following units can be estimated with a moderate degree of certainty. The peaking units are less predictable, as a significant portion of these units will only dispatch when aggregate market demand has exceeded the supply provided by lower-cost units. The natural gas-fired units are hedged based on their expected generation; however, at much lower thresholds than base load generation. Additionally, the availability of low-cost gas supplies in the Marcellus region presents opportunities during certain portions of the year to procure gas for our generating units at attractive prices.
More than 70% of PSEG Power’s expected gross margin in 2020 relates to our hedging strategy, our expected revenues from the capacity market mechanisms described above, ZEC revenues and certain ancillary service payments such as reactive power.
Energy Holdings
Lease Investments
Energy Holdings primarily owns and manages a portfolio of domestic lease investments comprised principally of energy-related leveraged leases. See Item 8. Note 10. Financing Receivables for additional information.
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
For additional information on leases, including the credit, tax and accounting risks, see Item 1A. Risk Factors, Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Credit Risk, and Item 8. Note 10. Financing Receivables.
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
LIPA Operating Services Agreement (OSA)
In accordance with a twelve year Amended and Restated OSA entered into by PSEG LI and LIPA, PSEG LI commenced operating LIPA’s electric T&D system in Long Island, New York on January 1, 2014. As required by the OSA, PSEG LI also provides certain administrative support functions to LIPA. PSEG LI uses its brand in the Long Island T&D service area. Under the OSA, PSEG LI acts as LIPA’s agent in performing many of its obligations and in return (a) receives reimbursement for pass-through operating expenditures, (b) receives a fixed management fee and (c) is eligible to receive an incentive fee contingent on meeting established performance metrics. Also, there is an opportunity for the parties to extend the contract for an additional eight years subject to the achievement by PSEG LI of certain performance levels during the initial term of the OSA. Further, since January 2015, PSEG Power provides fuel procurement and power management services to LIPA under separate agreements.
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

PSEG Power
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
New additions of lower-cost or more efficient generation capacity, as well as subsidized generation capacity, could make our plants less economic in the future. Such capacity could impact market prices and our competitiveness.
Our business is also under competitive pressure due to demand-side management (DSM) and other efficiency efforts aimed at changing the quantity and patterns of usage by consumers which could result in a reduction in load requirements. A reduction in load requirements can also be caused by economic cycles, weather and climate change, municipal aggregation and other customer migration and other factors. In addition, how resources such as demand response (DR) and capacity imports are permitted to bid into the capacity markets also affects the prices paid to generators such as PSEG Power in these markets. It is also possible that advances in technology, such as distributed generation and micro grids, will reduce the cost of alternative methods of producing electricity to a level that is competitive with that of most central station electric production. To the extent that additions to the electric transmission system relieve or reduce limitations and constraints in eastern PJM where most of our plants are located, our revenues could be adversely affected. Changes in the rules governing what types of transmission will be built, who is selected to build transmission and who will pay the costs of future transmission could also impact our generation revenues.
Adverse changes in energy industry law, policies and regulation could have significant economic, environmental and reliability consequences. For example, PJM, NYISO and ISO-NE each have capacity markets that have been approved by FERC. FERC regulates these markets and continues to examine whether the market design for each of these three capacity markets is working optimally. Various forums are considering how the competitive market framework can incorporate or be reconciled with state public policies that support particular resources, resource attributes or emerging technologies, whether generators are being sufficiently compensated in the capacity market and whether subsidized resources may be adversely affecting capacity market prices. For information regarding recent actions by FERC relating to capacity market design, see the discussion in Regulatory Issues—Federal Regulation.
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
EMPLOYEE RELATIONS
As of December 31, 2019, we had 12,992 employees within our subsidiaries, including 8,001 covered under collective bargaining agreements expiring from 2021 through 2023 with eight unions. We believe we maintain satisfactory relationships with our employees.

Employees as of December 31, 2019
	PSE&G	PSEG Power	PSEG LI	Services
Non-Union	1,923	993	995	1,080
Union	5,207	1,040	1,507	247
Total Employees	7,130	2,033	2,502	1,327

REGULATORY ISSUES
In the ordinary course of our business, we are subject to regulation by, and are party to various claims and regulatory proceedings with, FERC, the BPU, the Commodity Futures Trading Commission and various state and federal environmental regulators, among others. For information regarding material matters, other than those discussed below, see Item 8. Note 15. Commitments and Contingent Liabilities. In addition, information regarding PSE&G’s specific filings pending before FERC and the BPU is discussed in Item 8. Note 7. Regulatory Assets and Liabilities.
Federal Regulation
FERC is an independent federal agency that regulates the transmission of electric energy and natural gas in interstate commerce and the sale of electric energy and natural gas at wholesale pursuant to the FPA and the Natural Gas Act. PSE&G and the generation and energy trading subsidiaries of PSEG Power are public utilities as defined by the FPA. FERC has extensive oversight over such public utilities. FERC approval is usually required when a public utility seeks to: sell or acquire an asset that is regulated by FERC (such as a transmission line or a generating station); collect costs from customers associated with a new transmission facility; charge a rate for wholesale sales under a contract or tariff; or engage in certain mergers and internal corporate reorganizations.
FERC also regulates generating facilities known as qualifying facilities (QFs). QFs are cogeneration facilities that produce electricity and another form of useful thermal energy, or small power production facilities where the primary energy source is renewable, biomass, waste or geothermal resources. QFs must meet certain criteria established by FERC. We own various QFs through PSEG Power. QFs are subject to some, but not all, of the same FERC requirements as public utilities.
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
Regulation of Wholesale Sales—Generation/Market Issues/Market Power
Under FERC regulations, public utilities that wish to sell power at market rates must receive FERC authorization (market-based rate (MBR) Authority) to sell power in interstate commerce before making power sales. They can sell power at cost-based rates or apply to FERC for authority to make MBR sales. For a requesting company to receive MBR Authority, FERC must first determine that the requesting company lacks market power in the relevant markets and/or that market power in the relevant markets is sufficiently mitigated. The following PSEG companies are public utilities and currently have MBR Authority: PSE&G, PSEG Energy Resources & Trade (ER&T), PSEG Fossil, PSEG Fossil Sewaren Urban Renewal LLC, PSEG Nuclear, PSEG Power Connecticut, PSEG New Haven, PSEG Energy Solutions, PSEG Keys Energy Center LLC, Pavant Solar II LLC, San Isabel Solar LLC and Bison Solar LLC. FERC requires that holders of MBR Authority file an update every three years demonstrating that they continue to lack market power and/or that their market power has been sufficiently mitigated and report in the interim to FERC any material change in facts from those FERC relied on in granting MBR Authority.
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
In April 2019, FERC issued an order directing PJM and NYISO to change their rules governing pricing for fast-start resources. In its Order, FERC found that current fast-start pricing practices are unjust and unreasonable because they do not allow prices to reflect the marginal cost of serving load. FERC required PJM and NYISO to make various changes to their respective tariffs to allow the start-up costs of fast-start resources to be reflected in prices, among other things. In August 2019, PJM stated that new tariff provisions would apply fast-start pricing to all eligible fast-start resources. However, in January 2020, FERC decided to hold the proceeding in abeyance in order to allow PJM and its stakeholders to address FERC’s concern that PJM’s pricing and dispatch are misaligned. The new rules will not be implemented until FERC issues an order approving them. We will continue to participate in this process before FERC.
In March 2019, PJM filed a proposal under section 206 of the FPA to modify the curves used for pricing reserves with FERC. The reforms include a consolidation of synchronized reserve products, improved use of existing capability for locational reserve needs, better alignment of reserve products in day-ahead and real-time markets, a downward-sloping operating reserve demand curve, and increased penalty factors to ensure use of all supply prior to a reserve shortage. If placed into effect, these reforms are expected to improve energy and reserve prices by ensuring that when operators commit resources to ensure reliability, the commitments are reflected in market clearing prices. However, these reforms could result in lower capacity payments. There is no timeline for this type of filing and therefore we cannot predict when FERC will act on the filing or the outcome of this matter.
In January 2020, New Jersey rejoined the Regional Greenhouse Gas Initiative (RGGI). As a result, generating plants operating in New Jersey that emit CO2 emissions will have to procure credits for each ton that they emit. Maryland and Delaware are members of RGGI and other states, such as Virginia and Pennsylvania, continue to investigate joining. In response to RGGI, PJM initiated a process in 2019 to investigate the development of a carbon pricing mechanism that may mitigate the environmental and financial distortions that could occur when emissions “leak” from non-participating states to the RGGI states. The process is expected to continue through 2020 and if it leads to a market solution, could have a material impact on the value of PSEG Power’s generating fleet.
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
In December 2019, FERC issued an order establishing new rules for PJM’s capacity market. In this new order, FERC extended the PJM Minimum Offer Price Rule (MOPR), which currently applies to new natural gas-fired generators, to include both new and existing resources that receive or are entitled to receive, certain out-of-market payments, with certain exemptions. The exemptions are limited to: (i) existing self-supply generation resources; (ii) existing DR, energy efficiency and storage; (iii) existing renewable resources participating in renewable portfolio standard (RPS) programs; and (iv) a competitive exemption for new and existing resources that agree to forgo subsidies. The FERC order also retained a unit-specific exemption to the MOPR which would allow entities to demonstrate to the market monitor that they should be able to bid at a level below the generic MOPR offer floor. PSEG cannot at this time estimate the impact of the MOPR on resources that receive out-of-market payments or the markets generally. The rule also provides that federal subsidies would not trigger the MOPR.
States that have clean energy programs designed to achieve public policy goals are not prevented from pursuing those programs by the expanded MOPR and could choose to utilize the existing Fixed Resource Requirement (FRR) approach authorized under the PJM tariff. The FRR provides a means other than PJM’s capacity auction for an entity obligated to supply customers to satisfy its capacity obligation. Accordingly, subsidized units that cannot clear in an RPM capacity auction because of the expanded MOPR could still count as capacity resources to a load serving entity using the FRR approach.
PSEG Power’s New Jersey nuclear plants that receive ZEC payments will be subject to the new MOPR. However, the impact (if any) of the MOPR on the ability of the nuclear plants to clear in RPM markets will depend on the level of the applicable generic offer floors, as well as the offer floor levels that would be derived via the unit specific exception, should one or more of the units elect that option. In addition, if one or more electric distribution zones in New Jersey (or another state) were to become FRR service areas, procurements needed for that area could provide an alternate means for nuclear units whose ability to clear in RPM auctions was affected by the MOPR to provide capacity within PJM. We cannot predict what impact those rules will have on the capacity market or our generating stations.
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

One capacity market matter pending before FERC involves rules to govern payments and bidding requirements for generators proposing to exit the market but required to remain in service for reliability reasons. In March 2015, FERC issued an order which held that units receiving special reliability payments could properly take those payments into account in formulating capacity market bids. We believe that this ruling could impact efficient price formation in the capacity market and could artificially suppress capacity market outcomes. In April 2015, a trade association, Independent Power Producers of New York, Inc. (IPPNY) of which PSEG Power is a member, filed for rehearing by FERC of this ruling, which was denied by FERC at the end of 2017. In connection with this same proceeding, FERC required NYISO to submit a report addressing whether buyer-side mitigation measures are needed for new entry occurring in the “Rest of State” region and for uneconomic retention and repowering anywhere in the state. NYISO filed a report with FERC in December 2015 contending that these measures are not needed. The IPPNY has opposed NYISO’s contentions. The matter remains pending before FERC. In addition, in May 2015, the New York Public Service Commission and other New York agencies filed a complaint at FERC requesting certain exemptions from the NYISO rules that prevent capacity suppliers from submitting bids that are not market competitive. In October 2015, FERC granted in part, certain of the requested exemptions for renewable resources and resources being used by the owner for self-supply. The IPPNY has challenged NYISO’s proposed implementation of the newly required exemptions. This challenge is still pending.
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
Transmission Rate Proceedings and Return on Equity—In March 2019, FERC issued a Notice of Inquiry (NOI) seeking comment on improvements to FERC’s electric transmission incentives policy to ensure that it appropriately encourages the development of the infrastructure needed to ensure grid reliability and reduce congestion to lower the cost of power for consumers. The NOI is intended to examine whether existing incentives, such as the 50 basis point adder for RTO membership, should continue to be granted and whether new incentives should be established. The NOI includes the consideration of incentives for economic efficiency and reliability benefits, RTO membership, improvements to existing transmission facilities, consideration of the costs and benefits of projects in awarding incentives, and determination of whether to review incentive applications on a case-specific or standardized basis.
In November 2019, FERC issued an order establishing a new ROE policy for reviewing existing transmission ROEs. FERC applied the new policy to two complaints filed against the Midcontinent Independent System Operator (MISO) transmission owners. The new methodology uses the Discounted Cash Flow model and Capital Asset Pricing model to determine if an existing base ROE is unjust and unreasonable and, if so, what replacement ROE is appropriate. Based on the new methodology, FERC found that the MISO transmission owners’ ROE was unjust and unreasonable and directed that the ROE be lowered. PSE&G joined the PJM Transmission Owners in requesting rehearing of FERC’s order on the grounds that the new methodology is flawed. Other ROE complaints have been pending before FERC regarding the ISO New England Inc. Transmission Owners and utilities in other jurisdictions.
In parallel to these proceedings, and in light of declining interest rates and other market conditions, over the past few years, several companies have negotiated settlements that have resulted in reduced ROEs. We continue to analyze the potential impact of these methodologies and cannot predict the outcome of ongoing ROE proceedings. An adverse change to PSE&G’s base transmission ROE or ROE incentives could be material.
Compliance
Reliability Standards—Congress has required FERC to put in place, through the North American Electric Reliability Corporation (NERC), national and regional reliability standards to ensure the reliability of the U.S. electric transmission and generation system (grid) and to prevent major system blackouts. As a result, FERC directed NERC to draft a physical security standard intended to further protect assets deemed “critical” to reliability of the grid. In July 2015, FERC issued an order approving NERC’s proposed physical security standard. Under the standard, utilities will be required to identify critical substations as well as develop threat assessment plans to be reviewed by independent third parties. In our case, the third-party is PJM. As part of these plans, utilities could decide or be required to build additional redundancy into their systems. This standard will supplement the Critical Infrastructure Protection (CIP) standards that are already in place and that establish physical and cybersecurity protections for critical systems. We are taking steps to meet these obligations. FERC directed NERC to develop a new reliability standard to provide security controls for supply chain management associated with the procurement of industrial control system hardware, software, and services related to grid operations. In October 2018, FERC approved the supply chain management standard effective July 1, 2020. We are currently planning for compliance with the new standards which have imposed additional obligations and costs.

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
Nuclear
Nuclear Regulatory Commission (NRC)
Our operation of nuclear generating facilities is subject to comprehensive regulation by the NRC, a federal agency established to regulate nuclear activities to ensure the protection of public health and safety, as well as the security and protection of the environment. Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstration to the NRC that plant operations meet requirements is also necessary.
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
New Jersey Energy Master Plan (EMP)—In January 2020, the State of New Jersey released its EMP. While the EMP does not have the force of law and does not impose any obligations on utilities, it outlines current expectations regarding the state’s role in the use, management, and development of energy. The EMP recognizes the goals of New Jersey’s Clean Energy Act of 2018 (the Clean Energy Act) of reducing electric and gas consumption by at least 2% and 0.75%, respectively. The EMP outlines several strategies, including statewide energy efficiency programs; expansion of renewable generation (solar and offshore wind), energy storage and other carbon-free technologies; preservation of existing nuclear generation; and reduced reliance on natural gas. The EMP further anticipates increased involvement by the BPU in transmission ROE and cost allocation proceedings at FERC to protect New Jersey ratepayers. We cannot predict the impact on our business or results of operations from the EMP or any laws, rules or regulations promulgated as a result thereof, particularly as they may relate to Power’s nuclear and gas generating stations and PSE&G’s electric transmission and gas distribution assets. We also cannot predict what actions federal government agencies may take in light of the Environmental Protection Agency’s (EPA) Affordable Clean Energy rule and other federal initiatives associated with climate change or the impact of any such actions on our business or results of operations.
Concurrently with the release of the EMP, New Jersey Governor Murphy signed an executive order directing the New Jersey Department of Environmental Protection (NJDEP) to establish a greenhouse gas monitoring and reporting program, adopt new regulations to reduce CO2 emissions and reform environmental land use regulations to incorporate climate change considerations into permitting decisions. We cannot predict the impact of this executive order.

Energy Efficiency Initiatives—In May 2018, the New Jersey governor signed legislation that requires the state’s electric and gas utilities to implement energy efficiency programs that are expected to achieve energy savings targets for electric and gas usage within five years of the utilities’ implementation of those BPU-approved energy efficiency programs. To meet these savings targets, energy usage reductions and peak demand reductions that result from utility and non-utility based programs and investments (including building code changes) will be counted. The initial targets are 2% of annual electric usage and 0.75% of annual gas usage with the targets then being reassessed periodically by the BPU. The legislation requires utilities to make filings with the BPU outlining their planned investments and proposed programs for cost-effectively achieving the targeted energy savings. These filings are also expected to address the utility’s return of and on those investments and recovery of lost revenues associated with the lower sales. Numerous stakeholders, including public utilities like PSE&G, are engaged in several stakeholder proceedings being conducted by the BPU Staff to establish the final policies, rules, and guidelines that will govern the conduct of these energy efficiency initiatives.
BGSS Process—In September 2019, the BPU formally opened a stakeholder proceeding to explore gas capacity procurement and related issues with respect to service to all New Jersey natural gas customers, whether served through BGSS or a third- party supplier. In addition, the BPU directed that the proceeding review whether, and to what extent, third-party suppliers are providing savings to New Jersey customers on their natural gas supply. The Board Staff has conducted a public hearing and interested parties, including PSE&G, have submitted oral and written comments addressing natural gas supply issues while also answering the Staff’s specific questions concerning, among other things, capacity procurement (e.g., timing, price, sufficiency); the sufficiency of pipeline capacity within New Jersey; the cost impacts if gas distribution companies were made responsible for securing incremental capacity for their transportation customers; and economic benefits to residential customers. The proceeding remains open.
BGS Process—In July 2019, the state’s EDCs filed their annual proposal for the conduct of the February 2020 BGS auction covering electric supply for energy years 2021 through 2023. In the course of the proceeding, among other issues, the EDCs indicated their concerns regarding the impact on the BGS auction from the delay of PJM’s 2022/23 capacity auction due to certain legal concerns. In November 2019, the BPU issued its Decision and Order (BGS Order) authorizing the conduct of the February 2020 BGS auction (which was conducted from late January through early February 2020). In its BGS Order, the BPU accepted the EDCs’ proposal for the establishment of a capacity proxy price for the third year of the February 2020 BGS auction, at a level based on the average of past PJM capacity auction prices, which is intended to eliminate some uncertainty regarding the capacity price for the third year of the auction. The BGS Order also recognized the concern expressed by suppliers regarding the transmission costs incurred by BGS participants being collected from customers, but not paid to the BGS suppliers due to several unresolved proceedings at FERC, and directed Board Staff to work with the parties prior to the filing of the 2021 BGS Auction proposals.
New Jersey Solar Initiatives—Pursuant to New Jersey’s Clean Energy Act of 2018, the BPU was required to undertake several initiatives in connection with New Jersey’s solar energy market.
First, the BPU was required to establish a “Community Solar Energy Pilot Program,” permitting customers to participate in solar energy projects remotely located from their properties, and allowing for bill credits related to that participation. The BPU developed and issued those rules, which became effective in February 2019. The Board is currently engaged in a stakeholder process with the state’s EDCs and others regarding final establishment of the community solar pilot program.
The Clean Energy Act also requires that the BPU close the existing SREC program to new applications by no later than June 1, 2021, upon attaining 5.1% of New Jersey retail electric sales from solar; provide for an orderly transition to a new SREC program, and create the new program. In December 2019, the BPU issued an order (Transition Order) approving the establishment and general structure of a Transition Incentive (TI) Program, intended to serve as a bridge between the SREC program and the to-be-established successor program. There are significant differences between the existing SREC program and the TI program, particularly with respect to pricing of the certificates, the entities obligated to acquire SRECs, and RPS compliance. The BPU is continuing to work with the state’s EDCs to establish the mechanisms for implementing the TI program.
Cybersecurity
In an effort to reduce the likelihood and severity of cybersecurity incidents, we have established a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of our and our customers’ information and our systems. The Board, the Audit Committee and senior management receive frequent reports on such topics as personnel and resources to monitor and address cybersecurity threats, technological advances in cybersecurity protection, rapidly evolving cybersecurity threats that may affect our Company and industry, cybersecurity incident response and applicable cybersecurity laws, regulations and standards, as well as collaboration mechanisms with intelligence and enforcement agencies and industry groups, to assure timely threat awareness and response coordination.

Our cybersecurity program is focused on the following areas:

•
Governance—The Cybersecurity Council, which is comprised of members of senior management, meets regularly to discuss emerging cybersecurity issues; maintenance of a corporate cybersecurity scorecard that sets annual improvement targets to approximately 30 metrics; and publication of security practices. The Cybersecurity Council ensures that senior management, and ultimately the Board, is informed of all information required to exercise proper oversight over cybersecurity risks and that escalation procedures are followed to promptly inform senior management and the Board of significant cybersecurity incidents and risks.

•
Cybersecurity Awareness—Identifying and assessing cyber risks through partnerships with public and private entities and industry groups, and disseminating electronic notices to, and conducting presentations for, company personnel.

•
Training—Providing annual cybersecurity training for all personnel with network access, as well as additional education for personnel with access to industrial control systems or customer information systems; and conducting phishing exercises. Regular cybersecurity education is also provided to our Board through management reports and presentations by external subject matter experts.

•
Technical Safeguards—Deploying measures to protect our network perimeter and internal Information Technology platforms, such as internal and external firewalls, network intrusion detection and prevention, penetration testing, vulnerability assessments, threat intelligence, anti-malware and access controls.

•	Vendor Management—Maintaining a risk-based vendor management program, including the development of robust security contractual provisions.

•
Incident Response Plans—Maintaining and updating incident response plans that address the life cycle of a cyber incident from a technical perspective (i.e., detection, response, and recovery), as well as data breach response (with a focus on external communication and legal compliance); and testing those plans (both internally and through external exercises).

•	Mobile Security—Deploying controls to prevent loss of data through mobile device channels.

PSEG also maintains physical security measures to protect its Operational Technology systems, consistent with a defense in depth and risk-tiered approach. Such physical security measures may include access control systems, video surveillance, around-the-clock command center monitoring, and physical barriers (such as fencing, walls, and bollards). Additional features of PSEG’s physical security program include threat intelligence, insider threat mitigation, background checks, a threat level advisory system, a business interruption management model, and active coordination with federal, state, and local law enforcement officials. See Regulatory Issues—Federal for a discussion on physical reliability standards that the NERC has promulgated.
In addition, we are subject to federal and state requirements designed to further protect against cybersecurity threats to critical infrastructure, as discussed below. For a discussion of the risks associated with cybersecurity threats, see Item 1A. Risk Factors.
Federal—NERC, at the direction of FERC, has implemented national and regional reliability standards to ensure the reliability of the grid and to prevent major system blackouts. NERC CIP standards establish cybersecurity protections for critical systems and facilities. These standards are also designed to develop coordination, threat sharing and interaction between utilities and various government agencies regarding potential cyber threats against the nation’s electric grid.
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
State—The BPU requires utilities, including PSE&G, to, among other things, implement a cybersecurity program that defines and implements organizational accountabilities and responsibilities for cyber risk management activities, and establishes policies, plans, processes and procedures for identifying and mitigating cyber risk to critical systems. Additional requirements of this order include, but are not limited to: (i) annually inventorying critical utility systems; (ii) annually assessing risks to critical utility systems; (iii) implementing controls to mitigate cyber risks to critical utility systems; (iv) monitoring log files of critical utility systems; (v) reporting cyber incidents to the BPU; and (vi) establishing a cybersecurity incident response plan and conducting biennial exercises to test the plan. In addition, New York’s Stop Hacks and Improve Electronic Data Security (SHIELD) Act, which New York’s governor signed into law in July 2019 and will become effective on March 21, 2020, requires businesses that own or license computerized data that includes New York State residents’ private information to implement reasonable safeguards to protect that information.

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
For additional information related to environmental matters, including proceedings not discussed below, as well as anticipated expenditures for installation of pollution control equipment, hazardous substance liabilities and fuel and waste disposal costs, see Item 1A. Risk Factors and Item 8. Note 15. Commitments and Contingent Liabilities.
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
Climate Change
CO2 Regulation under the CAA—In June 2019, the EPA issued its final Affordable Clean Energy (ACE) rule as a replacement for the repealed Clean Power Plan, a greenhouse gas emission regulation for existing power plants. The ACE rule narrowly defines the “best system of emissions reductions” (BSER) as heat improvements to be applied only to an individual unit, excluding other potential mechanisms to address climate change. In September 2019, a coalition of power companies, including PSEG, filed a Petition for Review of the ACE Rule with the D.C. Circuit challenging the EPA’s narrow interpretation of BSER. We cannot estimate the impact of this action on our business or results of operations.
Regional Greenhouse Gas Initiative (RGGI)—In response to concerns over global climate change, some states have developed initiatives to stimulate national climate legislation through CO2 emission reductions in the electric power industry.
Certain northeastern states (RGGI States) participate in the RGGI and have state-specific rules in place to enable the RGGI regulatory mandate in each state to cap and reduce CO2 emissions. These rules make allowances available through a regional auction whereby generators may acquire allowances that are each equal to one ton of CO2 emissions. Generators are required to submit an allowance for each ton emitted over a three-year period. Allowances are available through the auction or secondary markets. The post-2020 program cap on regional CO2 emissions for RGGI requires a decline in CO2 emissions in 2021 and each year thereafter, resulting in a 30% reduction in the CO2 emissions cap by 2030. In June 2019, the NJDEP issued two rules that began New Jersey’s re-entry into RGGI. The first rule established New Jersey’s initial cap on greenhouse gas (GHG) emissions of 18 million tons in 2020. This rule follows the RGGI model rule with a cap that will decline three percent annually through 2030 to a final cap of 11.5 million tons. The second rule established the framework for how auction proceeds will be allocated among the New Jersey Economic Development Authority (NJEDA), the BPU and the NJDEP. The state has issued a draft three-year Strategic Funding Plan and has announced that a final plan is expected to be issued prior to the allocation of proceeds in April 2020 from the 2020 auction. New Jersey facilities became subject to RGGI on January 1, 2020. With New Jersey’s re-entry into RGGI, we have generation facilities in four of the RGGI States, specifically New Jersey, New York, Maryland and Connecticut.
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
Hazardous Substance Liability
The production and delivery of electricity and the distribution and manufacture of gas result in various by-products and substances classified by federal and state regulations as hazardous. These regulations may impose liability for damages to the environment from hazardous substances, including obligations to conduct environmental remediation of discharged hazardous substances and monetary payments, regardless of the absence of fault, any contractual agreements between private parties, and the absence of any prohibitions against the activity when it occurred, as well as compensation for injuries to natural resources. Our historic operations and the operations of hundreds of other companies along the Passaic and Hackensack Rivers are alleged by federal and state agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex. The EPA is also evaluating the Hackensack River, a tributary to Newark Bay, for inclusion in the Superfund program. We no longer manufacture gas.
Site Remediation—The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the New Jersey Spill Compensation and Control Act (Spill Act) require the remediation of discharged hazardous substances and authorize the EPA, the NJDEP and private parties to commence lawsuits to compel clean-ups or reimbursement for such remediation. The clean-ups can be more complicated and costly when the hazardous substances are in or under a body of water.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (PSEG)

Name	Age as of December 31, 2019	Office	Effective Date First Elected to Present Position

Ralph Izzo	62	Chairman of the Board (COB), President and Chief Executive Officer (CEO) - PSEG	April 2007 to present
		COB and CEO - PSE&G	April 2007 to present
		COB and CEO - PSEG Power	April 2007 to present
		COB and CEO - Energy Holdings	April 2007 to present
		COB and CEO - Services	January 2010 to present

Daniel J. Cregg	56	Executive Vice President (EVP) and Chief Financial Officer (CFO) - PSEG	October 2015 to present
		EVP and CFO - PSE&G	October 2015 to present
		EVP and CFO - PSEG Power	October 2015 to present
		Vice President (VP)-Finance - PSE&G	June 2013 to October 2015
		VP-Finance - PSEG Power	December 2011 to June 2013

Ralph A. LaRossa	56	Chief Operating Officer (COO) - PSEG	January 2020 to present
		President and COO - PSEG Power	October 2017 to present
		President and COO - PSE&G	October 2006 to October 2017
		COB - PSEG Long Island LLC	October 2013 to October 2017

David M. Daly	58	President and COO of PSEG Utilities and Clean Energy Ventures - Services; President - PSE&G	January 2020 to present
		COB - PSEG Long Island LLC	October 2017 to present
		President and COO - PSE&G	October 2017 to December 2019
		President and COO - PSEG Long Island LLC	October 2013 to October 2017

Derek M. DiRisio	55	President - Services	August 2014 to present
		VP and Controller - PSEG	January 2007 to August 2014
		VP and Controller - PSE&G	January 2007 to August 2014
		VP and Controller - PSEG Power	January 2007 to August 2014
		VP and Controller - Energy Holdings	January 2007 to August 2014
		VP and Controller - Services	January 2007 to August 2014

Tamara L. Linde	55	EVP and General Counsel - PSEG	July 2014 to present
		EVP and General Counsel - PSE&G	July 2014 to present
		EVP and General Counsel - PSEG Power	July 2014 to present
		VP-Regulatory - Services	December 2006 to July 2014

Rose M. Chernick	56	VP and Controller - PSEG	March 2019 to present
		VP and Controller - PSE&G	March 2019 to present
		VP and Controller - PSEG Power	March 2019 to present
		VP-Finance, Corporate Strategy and Planning - Services	November 2017 to March 2019
		VP-Finance, Holdings and Corporate Strategy and Planning - Services	October 2015 to November 2017
		VP-Finance - Energy Holdings and Corporate Planning and Analysis - Services	June 2013 to October 2015

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
In the markets where we operate, natural gas prices have a major impact on the price that generators receive for their output. Over the past several years, wholesale prices for natural gas have remained well below the peak levels experienced in 2008, in part due to increased shale gas production as extraction technology has improved. Lower gas prices have resulted in lower electricity prices, which have reduced our margins as nuclear generation costs have not declined similarly.
We may be unable to obtain an adequate fuel supply in the future.
We obtain substantially all of our physical natural gas and nuclear fuel supply from third parties pursuant to arrangements that vary in term, pricing structure, firmness and delivery flexibility. Our fuel supply arrangements must be coordinated with transportation agreements, balancing agreements, storage services and other contracts to ensure that the natural gas and nuclear fuel are delivered to our power plants at the times, in the quantities and otherwise in a manner that meets the needs of our generation portfolio and our customers. We must also comply with laws and regulations governing the transportation of such fuels.
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

•
the loss of critical infrastructure, acts of war or terrorist attacks (including cybersecurity breaches) or catastrophic events such as fires, earthquakes, explosions, floods, severe storms or other similar occurrences could impede the delivery of such fuels.

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

•	power transmission or fuel transportation capacity constraints or inefficiencies;

•	power supply disruptions, including power plant outages and transmission disruptions;

•	climate change and weather conditions, particularly unusually mild summers or warm winters in our market areas;

•	seasonal fluctuations;

•	economic and political conditions that could negatively impact the demand for power;

•	changes in the supply of, and demand for, energy commodities;

•	development of new fuels or new technologies for the production or storage of power;

•	federal and state regulations and actions of the ISOs; and

•	federal and state power, market and environmental regulation and legislation, including financial incentives for new renewable energy generation capacity that could lead to oversupply.
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
Our wholesale power and marketing businesses are subject to significant competition that may adversely affect our ability to make investments or sales on favorable terms and achieve our business objectives. Increased competition could contribute to a reduction in prices offered for power and could result in lower earnings and cash flows. A decline in market liquidity could also negatively impact financial results. Regulatory, environmental, industry and other operational developments will have a significant impact on our ability to compete in energy and capacity markets, potentially resulting in erosion of our market share and impairment in the value of our power plants. Certain states have taken, or are considering taking, actions to subsidize or otherwise provide economic support to renewables, energy efficiency initiatives and existing, uneconomic generation facilities that could adversely affect capacity and energy prices. Increased generation supply and lower energy prices due to these subsidies could have an adverse impact on our results of operations.
The introduction or expansion of technologies related to energy generation, distribution and consumption and changes in customer usage patterns could adversely impact us.
The power generation business has seen a substantial change in the technologies used to produce power. Newer generation facilities are often more efficient than aging facilities, which may put some of these older facilities at a competitive disadvantage to the extent newer facilities are able to consume the same or less fuel to achieve a higher level of generation output. Federal and state incentives for the development and production of renewable sources of power have facilitated the penetration of competing technologies, such as wind, solar, and commercial-sized power storage. Additionally, the development of DSM and energy efficiency programs can impact demand requirements for some of our markets at certain times during the year. The continued development of subsidized, competing power generation technologies and significant development of DSM and energy efficiency programs could alter the market and price structure for power generation and could result in a reduction in load requirements, negatively impacting our financial condition, results of operations and cash flows. Technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric devices or other improvements in, or applications of, technology could also lead to declines in per capita energy consumption.
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
We sell generation output and buy fuel through the execution of bilateral contracts. We also seek to contract in advance for a significant proportion of our anticipated output capacity and fuel needs. These contracts are subject to credit risk, which relates to the ability of our counterparties to meet their contractual obligations to us. Any failure of these counterparties to perform could require PSEG Power to purchase or sell energy or fuel in the wholesale markets at less favorable prices and incur additional losses, which could have a material adverse impact on our results of operations, cash flows and financial position. In the spot markets, we are exposed to the risks of the default sharing mechanisms that exist in those markets, some of which attempt to spread the risk across all participants. Therefore, a default by a third party could increase our costs, which could negatively impact our results of operations and cash flows.
Financial market performance directly affects the asset values of our nuclear decommissioning trust (NDT) Fund and defined benefit plan trust funds. Market performance and other factors could decrease the value of trust assets and could result in the need for significant additional funding.
The performance of the financial markets will affect the value of the assets that are held in trust to satisfy our future obligations under our defined benefit plans and to decommission our nuclear generating plants. A decline in the market value of our NDT Fund could increase PSEG Power’s funding requirements to decommission its nuclear plants. A decline in the market value of the defined benefit plan trust funds could increase our pension plan funding requirements. The market value of our trusts could be negatively impacted by decreases in the rate of return on trust assets, decreased interest rates used to measure the required minimum funding levels and future government regulation. Additional funding requirements for our defined benefit plans could be caused by changes in required or voluntary contributions, an increase in the number of employees becoming eligible to retire and changes in life expectancy assumptions. Increased costs could also lead to additional funding requirements for our decommissioning trust. Failure to adequately manage our investments in our NDT Fund and defined benefit plan trusts could result in the need for us to make significant cash contributions in the future to maintain our funding at sufficient levels, which would negatively impact our results of operations, cash flows and financial position.

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
In addition, PSE&G procures the supply requirements of its default service BGSS gas customers through a full-requirements contract with PSEG Power. Government officials, legislators and advocacy groups are aware of the affiliation between PSE&G and PSEG Power. In periods of rising utility rates, those officials and advocacy groups may question or challenge costs and transactions incurred by PSE&G with PSEG Power, irrespective of any previous regulatory processes or approvals underlying those transactions. The occurrence of such challenges may subject PSEG Power to a level of scrutiny not faced by other unaffiliated competitors in those markets and could adversely affect retail rates received by PSE&G in an effort to offset any perceived benefit to PSEG Power from the affiliation.
PSE&G’s proposed investment programs may not be fully approved by regulators, which could result in lower than desired service levels to customers, and actual capital investment by PSE&G may be lower than planned, which would cause lower than anticipated rate base.
PSE&G is a regulated public utility that operates and invests in an electric T&D system and a gas distribution system as well as certain regulated clean energy investments, including solar and energy efficiency within New Jersey. PSE&G invests in capital projects to maintain and improve its existing T&D system and to address various public policy goals and meet customer expectations. Transmission projects are subject to review in the FERC-approved PJM transmission expansion process while distribution and clean energy projects are subject to approval by the BPU. We cannot be certain that any proposed project will be approved as requested or at all. In particular, PSE&G is currently seeking approval for a number of investment programs from the BPU including our proposed CEF program, a six-year estimated $3.5 billion investment program covering energy efficiency (CEF-EE), energy cloud (CEF-EC) and electric vehicles and energy storage (CEF EV/ES) programs. The BPU is reviewing the CEF-EE program concurrently with its efforts related to implementing provisions of the Clean Energy Act related to energy efficiency. Additionally, New Jersey released its EMP in January 2020, which is supportive of energy efficiency but gives the BPU discretion in implementation between state-and utility-operated programs. In February 2020, PSE&G reached an agreement with parties in the CEF-EE matter which was approved by the BPU to extend the timeline for review of the CEF-EE filing through September 2020. In addition, the BPU has circulated to the parties procedural schedules for the CEF-EC, CEF-EV and CEF-ES programs. If these programs and other programs that PSE&G may file from time to time are only approved in part, or not at all, or if the approval fails to allow for the timely recovery of all of PSE&G’s costs, including a return of, or on, its investment, PSE&G will have a lower than anticipated rate base, thus causing its future earnings to be lower than anticipated. If these programs are not approved, that could also adversely affect our service levels for customers. Further, the BPU could take positions to exclude or limit utility participation in certain areas, such as renewable generation, energy efficiency, electric vehicle infrastructure and energy storage, which would limit our relationship with customers and narrow our future growth prospects.
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

In November 2019, FERC issued an order establishing a new ROE policy for reviewing existing transmission ROEs. FERC applied the new policy to two complaints filed against the MISO transmission owners and found these ROEs to be unjust and unreasonable. Other ROE complaints have been pending before FERC regarding the ISO New England Inc. Transmission Owners and utilities in other jurisdictions.
In addition, transmission ROEs have recently become the target of certain state utility commissions, municipal utilities, consumer advocates and consumer groups seeking to lower customer rates. These agencies and groups have filed complaints with FERC asking to reduce the base ROE of various transmission owners. They point to changes in the capital markets as justification for lowering the ROE of these companies. While we are not the subject of any of these complaints, they could set a precedent for FERC-regulated transmission owners, such as PSE&G. Changes to FERC’s transmission ROE policy and challenges by FERC, the BPU or other constituencies to our base transmission ROE could limit our ability to obtain fair or timely recovery of all our costs, including a return of or on our investments in rates, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Oversight by the CFTC relating to derivative transactions—The CFTC has regulatory oversight of the swap and futures markets and options, including energy trading, and licensed futures professionals such as brokers, clearing members and large traders. Changes to regulations or adoption of additional regulations by the CFTC, including any regulations relating to position limits on futures and other derivatives or margin for derivatives and increased investigations by the CFTC, could negatively impact PSEG Power’s ability to hedge its portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting PSEG Power’s ability to utilize non-cash collateral for derivatives transactions.
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
Our New Jersey nuclear plants may not be awarded ZECs in future periods, or the current or subsequent ZEC program periods could be materially adversely modified through legal proceedings, either of which could result in the retirement of all of these nuclear plants.
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. The BPU’s decision awarding ZECs has been appealed by the Division of Rate Counsel. We cannot predict the outcome of this matter. The nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations during that period, subject to exceptions specified in the ZEC legislation. The ZEC legislation requires nuclear plants to reapply for any subsequent three-year periods.
In the event that (i) the ZEC program is overturned or otherwise materially adversely modified through legal process, (ii) the terms and conditions of the subsequent period under the ZEC program, including the amount of ZEC payments that may be awarded, materially differ from those of the current ZEC period, or (iii) any of the Salem 1, Salem 2 and Hope Creek plants is not awarded ZEC payments by the BPU and does not otherwise experience a material financial change, PSEG Power will take all necessary steps to retire all of these plants subsequent to the initial ZEC period at or prior to a scheduled refueling outage. Alternatively, if all of the Salem 1, Salem 2 and Hope Creek plants are selected to continue to receive ZEC payments but the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the CWA and related state regulations, or other factors, PSEG Power would still take all necessary steps to retire all of these plants. The costs and accounting charges associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, potential penalties associated with the early termination of capacity obligations and fuel contracts, accelerated asset retirement costs, severance costs, environmental remediation costs and, in certain circumstances, potential additional funding of the NDT Fund, would be material to both PSEG and PSEG Power.
We may be adversely affected by changes in energy regulatory policies, including energy and capacity market design rules and developments affecting transmission.
The energy industry continues to be regulated and the rules to which our businesses are subject are always at risk of being changed. Our business has been impacted by established rules that create locational capacity markets in each of PJM, ISO-NE and NYISO. Under these rules, generators located in constrained areas are paid more for their capacity so there is an incentive to locate in those areas where generation capacity is most needed. PJM’s capacity market design rules and ISO-NE’s FCM rules continue to evolve, most recently in response to efforts to integrate public policy initiatives into the wholesale markets. In particular, in December 2019, FERC issued an order establishing new rules for PJM’s capacity market whereby FERC extended the PJM MOPR to include both new and existing resources that receive or are entitled to receive, certain out-of-market payments, with certain exemptions. States that have clean energy programs designed to achieve public policy goals can still choose to utilize the existing FRR approach, which provides a means other than PJM’s capacity auction for a generation resource to satisfy its capacity obligation.
PSEG Power’s New Jersey nuclear plants that receive ZEC payments will be subject to the new MOPR. Due to the lack of clarity regarding certain aspects of the MOPR, PSEG cannot at this time estimate the impact of the MOPR on the capacity markets or the nuclear units. In addition, PSEG cannot predict whether there will be challenges to the FERC order and, if so, the impact of such challenges on the MOPR and other capacity market rules. These and further changes to capacity market rules may have an adverse impact on our financial condition, results of operations and cash flows.
Further, some of the market-based mechanisms in which we participate, including BGS auctions, are at times the subject of review or discussion by some of the participants in the New Jersey and federal arenas. We can provide no assurance that these mechanisms will continue to exist in their current form, nor otherwise be modified.
To the extent that additions to the transmission system relieve or reduce congestion in eastern PJM where most of our plants are located, PSEG Power’s capacity and energy revenues could be adversely affected. Moreover, through changes encouraged by FERC to transmission planning processes, or through RTO/ISO initiatives to change their planning processes, more transmission may ultimately be built to facilitate renewable generation or support other public policy initiatives. Any such addition to the transmission system could have a material adverse impact on our financial condition and results of operations.
State and federal actions aimed at combating the effects of climate change could have a material adverse effect on our business and could result in stranded assets.
State and federal government agencies have proposed a number of rules and initiatives intended to combat the effects of climate change. In particular, in January 2020, the State of New Jersey released its EMP which outlines several strategies, including statewide energy efficiency programs; expansion of renewable generation (solar and offshore wind), energy storage and other carbon-free technologies; preservation of existing nuclear generation; and reduced reliance on natural gas. In addition, in June 2019, the EPA issued its final ACE rule as a replacement for the repealed Clean Power Plan, a greenhouse gas emission regulation for existing power plants.
These actions by state and federal government agencies and similar actions that may be taken in the future could result in reduced reliance on natural gas and could potentially result in stranding natural gas assets owned and operated by PSEG Power and PSE&G, which could materially adversely affect our business, financial condition and results of operations.
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

Regulatory and Legal Risk—We may be required to substantially increase capital expenditures or operating or decommissioning costs at our nuclear facilities to the extent there is a change in the Atomic Energy Act or the applicable regulations, trade controls or the environmental rules and regulations applicable to nuclear facilities; a modification, suspension or revocation of licenses issued by the NRC; the imposition of civil penalties for failure to comply with the Atomic Energy Act, related regulations, trade controls or the terms and conditions of the licenses for nuclear generating facilities; or the shutdown of one of our nuclear facilities. Any such event could have a material adverse effect on our financial condition or results of operations.
Operational Risk—Operations at any of our nuclear facilities could degrade to the point where an affected unit needs to be shut down or operated at less than full capacity. If this were to happen, identifying and correcting the causes may require significant time and expense. Any significant outages could result in reduced earnings as we would have less electric output to sell.
In addition, if a unit cannot be operated through the end of its current estimated useful life, our results of operations could be adversely affected by increased depreciation rates, impairment charges and accelerated future decommissioning costs.
Nuclear Incident or Accident Risk—Accidents and other unforeseen problems have occurred at nuclear stations, both in the U.S. and elsewhere. The consequences of an accident can be severe and may include loss of life, significant property damage and/or a change in the regulatory climate. We have nuclear units at two sites. It is possible that an accident or other incident at a nuclear generating unit could adversely affect our ability to continue to operate unaffected units located at the same site, which would further affect our financial condition, results of operations and cash flows. An accident or incident at a nuclear unit not owned by us could lead to increased regulation, which could affect our ability to continue to economically operate our units. Any resulting financial impact from a nuclear accident may exceed our resources, including insurance coverages. Further, as a licensed nuclear operator subject to the Price-Anderson Act and a member of a nuclear industry mutual insurance company, PSEG Power is subject to potential retroactive assessments as a result of an industry nuclear incident or retrospective premiums due to adverse industry loss experience and such assessments may be material.
In the event of non-compliance with applicable legislation, regulation and licenses, the NRC may increase regulatory oversight, impose fines, and/or shut down a unit, depending on its assessment of the severity of the non-compliance. If a serious nuclear incident were to occur, our business, reputation, financial condition and results of operations could be materially adversely affected. In each case, the amount and types of insurance available to cover losses that might arise in connection with the operation of our nuclear fleet are limited and may be insufficient to cover any costs we may incur.
Decommissioning—NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available to decommission a nuclear facility at the end of its useful life. PSEG Nuclear has established an NDT Fund to satisfy these obligations. However, forecasting trust fund investment earnings and costs to decommission nuclear generating stations requires significant judgment, and actual results could differ significantly from current estimates. If we determine that it is necessary to retire one of our nuclear generating stations before the end of its useful life, there is a risk that it will no longer meet the NRC minimum funding requirements due to the earlier commencement of decommissioning activities and a shorter time period over which the NDT investments could appreciate in value. A shortfall could require PSEG to post parental guarantees or make additional cash contributions to ensure that the NDT Fund continues to satisfy the NRC minimum funding requirements. As a result, our financial position or cash flows could be significantly adversely affected.
We are subject to numerous federal, state and local environmental laws and regulations that may significantly limit or affect our businesses, adversely impact our business plans or expose us to significant environmental fines and liabilities.
We are subject to extensive federal, state and local environmental laws and regulations regarding air quality, water quality, site remediation, land use, waste disposal, the impact of climate change, natural resources damages and other matters. These laws and regulations affect how we conduct our operations and make capital expenditures. There have been a number of recent changes to existing environmental laws and regulations and this trend may continue. Changes in these laws, or violations of laws, could result in significant increases in our compliance costs, capital expenditures to bring our facilities into compliance, operating costs for remediation and clean-up actions, civil penalties or damages from actions brought by third parties for alleged health or property damages. Any such increase in our costs could have a material impact on our financial condition, results of operations and cash flows and could require further economic review to determine whether to continue operations or decommission an affected facility. We may also be unable to successfully recover certain of these cost increases through our existing regulatory rate structures, in the case of PSE&G, or our contracts with our customers, in the case of PSEG Power.
Environmental laws and regulations have generally become more stringent over time, and this trend is likely to continue. In particular:
Concerns over global climate change could result in laws and regulations to limit CO2 emissions or other GHG emissions produced by our fossil generation facilities—Federal and state legislation and regulation designed to address global climate change through the reduction of GHG emissions could materially impact our fossil generation facilities. As of January 1, 2020, New Jersey officially re-entered RGGI. The NJDEP is currently in the process of revising its rules to implement the intricacies of that program. This may have cost implications for our fossil generation facilities. Such expenditures could materially affect the continued economic viability of one or more such facilities. In addition to legislative and regulatory initiatives, the outcome of certain legal proceedings regarding alleged impacts of global climate change not involving us could be material to the future liability of energy companies. If relevant federal or state common law were to develop that imposed liability upon those that emit GHGs for alleged impacts of GHGs emissions, such potential liability to our fossil generation operations could be material.
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
If the NJDEP or the Connecticut Department of Energy and Environmental Protection were to require installation of closed-cycle cooling or its equivalent at any of our Salem or New Haven generating stations, the related increased costs and impacts would be material to our financial position, results of operations and cash flows and would require further economic review to determine whether to continue operations or decommission any such station.
Remediation of environmental contamination at current or formerly-owned facilities—We are subject to liability under environmental laws for the costs of remediating environmental contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. Remediation activities associated with our former manufactured gas plant (MGP) operations are one source of such costs. In addition, the historic operations of our companies and the operations of numerous other companies along the Passaic and Hackensack Rivers are alleged by Federal and State agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes. The EPA is also evaluating the Hackensack River, a tributary to Newark Bay, for inclusion in the Superfund program. We are also involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, regardless of the absence of fault or any contractual agreements between private parties, the related costs of which could have a material adverse effect on our financial condition, results of operations and cash flows. New Jersey law places affirmative obligations on us to investigate and, if necessary, remediate contaminated property upon which we were in any way responsible for a discharge of hazardous substances, impacting the speed by which we will need to investigate contaminated properties, which could adversely impact cash flows. We cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to these or other natural resource damages claims. However, exposure to natural resource damages could subject us to additional potentially material liability. For a discussion of these and other environmental matters, see Item 8. Note 15. Commitments and Contingent Liabilities.
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
PSE&G periodically files base rate proceedings with the BPU, and we are required to file our next distribution rate case no later than December 2023. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or even reducing rates. The proceedings generally have timelines that may not be limited by statute. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings. The potential duration of such proceedings creates a risk that rates ultimately approved by the applicable regulatory body may not be sufficient for PSE&G to recover its costs by the time the rates become effective. Established rates are also subject to subsequent reviews by state regulators, whereby various portions of rates could be adjusted, including recovery mechanisms for costs associated with the procurement of electricity or gas, bad debt, MGP remediation, smart grid infrastructure and energy efficiency, DR and renewable energy programs. If future base rate proceedings are protracted or result in approved rates that do not allow PSE&G to fully recover its costs or result in ROEs that are below historical levels, our financial condition, results of operations and cash flows would be materially adversely impacted.
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
From time to time we are involved in legal, regulatory and other proceedings or claims arising out of our business operations, the most significant of which are summarized in Item 8. Note 15. Commitments and Contingent Liabilities. Adverse outcomes in any of these proceedings could require significant expenditures that could have a material adverse effect on our financial condition, results of operations and cash flows.
Changes in tax law and regulation and the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations and cash flows.
We are subject to federal tax laws and the tax laws of the states in which we operate, including rules and interpretations promulgated by the applicable taxing authorities. Significant changes to the tax laws, rules and interpretations applicable to our businesses, including income inclusions, deductions and other changes that may impact investment incentives could have a material impact on our results of operations and cash flows.
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

There may be periods when PSEG Power may not be able to meet its commitments under forward sale obligations at a reasonable cost or at all.
A substantial portion of PSEG Power’s base load generation output has been sold forward under fixed price power sales contracts and PSEG Power also sells forward the output from its intermediate and peaking facilities when it deems it commercially advantageous to do so. Our forward sales of energy and capacity assume sustained, acceptable levels of operating performance. This is especially important at our lower-cost facilities. Operations at any of our plants could degrade to the point where the plant has to shut down or operate at less than full capacity. Some issues that could impact the operation of our facilities are:

•	breakdown or failure of equipment, information technology, processes or management effectiveness;

•	disruptions in the transmission of electricity;

•	labor disputes or work stoppages;

•	fuel supply interruptions;

•	transportation constraints;

•	limitations which may be imposed by environmental or other regulatory requirements; and

•	operator error, acts of war or terrorist attacks (including cybersecurity breaches) or catastrophic events such as fires, earthquakes, explosions, floods, severe storms or other similar occurrences.
Identifying and correcting any of these issues may require significant time and expense. Depending on the materiality of the issue, we may choose to close a plant rather than incur the expense of restarting it or returning it to full capacity.
Because the obligations under most of these forward sale agreements are not contingent on a unit being available to generate power, PSEG Power is generally required to deliver power to the buyer even in the event of a plant outage, fuel supply disruption or a reduction in the available capacity of the unit. To the extent that PSEG Power does not have sufficient lower cost capacity to meet its commitments under its forward sale obligations, PSEG Power would be required to pay the difference between the market price at the delivery point and the contract price. The amount of such payments could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.
In addition, as market prices for energy and fuel fluctuate, our forward energy sale and forward fuel purchase contracts could require us to post substantial additional collateral, thus requiring us to obtain additional sources of liquidity during periods when our ability to do so may be limited.
Certain of our generation facilities rely on transmission facilities that we do not own or control and that may be subject to transmission constraints. Transmission facility owners’ inability to maintain adequate transmission capacity could restrict our ability to deliver wholesale electric power to our customers and we may either incur additional costs or forgo revenues. Conversely, improvements to certain transmission systems could also reduce revenues.
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
Conversely, a portion of our generation is located in load pockets. Investment in transmission systems to reduce or eliminate these load pockets could negatively impact the value or profitability of our existing generation facilities in these areas.
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
In June 2019, the BPU selected Ørsted US Offshore Wind’s Ocean Wind project as the winning bid in New Jersey’s initial solicitation for 1,100 MW of offshore wind generation. In October 2019, PSEG exercised its option on Ørsted’s Ocean Wind project, resulting in a period of exclusive negotiation for PSEG to potentially acquire a 25% equity interest in the project, subject to negotiations toward a joint venture agreement, advanced due diligence and any required regulatory approvals. If PSEG elects to acquire an equity interest, PSEG would be required to incur additional capital expenditures. The amount of such capital expenditures, if any, cannot be determined at this time.
We may be adversely affected by equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers and remain competitive and could result in substantial financial losses.
The success of our businesses is dependent on our ability to continue providing safe and reliable service to our customers while minimizing service disruptions. We are exposed to the risk of equipment failures, accidents, severe weather events, or other incidents which could result in damage to or destruction of our facilities or damage to persons or property. For instance, equipment failures in our natural gas distribution system could give rise to a variety of hazards and operating risks, such as leaks, accidental explosions and mechanical problems, which could cause substantial financial losses and harm our reputation.
In addition, the physical risks of severe weather events, such as experienced from Hurricane Irene and Superstorm Sandy, and of climate change, changes in sea level, temperature and precipitation patterns and other related phenomena have further exacerbated these risks. Such issues experienced at our facilities, or by others in our industry, could adversely impact our revenues; increase costs to repair and maintain our systems; subject us to potential litigation and/or damage claims, fines or penalties; and increase the level of oversight of our utility and generation operations and infrastructure through investigations or through the imposition of additional regulatory or legislative requirements. Such actions could adversely affect our costs, competitiveness and future investments, which could be material to our financial position, results of operations and cash flow. For our T&D business, the cost of storm restoration efforts may not be fully recoverable through the regulatory process. In addition, the inability to restore power to our customers on a timely basis could also materially damage our reputation.
We own less than a controlling interest in some of our generating facilities.
We have limited control over the operation of some of our generating facilities because our investments represent less than a controlling interest. We seek to exert a degree of influence with respect to the management and operation of projects in which we own less than a controlling interest by negotiating to obtain positions on management committees or to receive certain limited governance rights. However, we may not always succeed in such negotiations. As a result, we may be dependent on our partners to operate such facilities. The approval of our partners also may be required for us to transfer our interest in such projects. Reliance on our partners for the management and operation of these facilities could result in a lower return on these facilities than what we believe we could have otherwise achieved.
Any inability to recover the carrying amount of our long-lived assets and leveraged leases could result in future impairment charges which could have a material adverse impact on our financial condition and results of operations.
Long-lived assets represent approximately 75%, 82% and 66% of the total assets of PSEG, PSE&G and PSEG Power, respectively, as of December 31, 2019. Management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices, could potentially indicate an asset’s or group of assets’ carrying amount may not be recoverable. Significant reductions in our expected revenues or cash flows for an extended period of time resulting from such events could result in future asset impairment charges, which could have a material adverse impact on our financial condition and results of operations.
Energy Holdings has investments in domestic energy and real estate assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third-party debt investor. As an equity investor, Energy Holdings’ equity investments in the leases are comprised of the total expected lease receivables over the lease terms plus the estimated residual values at the end of the lease terms, reduced for any income not yet earned on the leases. Our receipt of payments related to our leveraged lease portfolio in accordance with the lease contracts can be impacted by various factors, including new environmental legislation regarding air quality and other discharges in the process of generating electricity; market prices for fuel and electricity; overall financial condition of lease counterparties; and the quality and condition of assets under lease.
There can be no assurance that a continuation or worsening of the adverse economic conditions would not lead to additional write-downs at any of our assets in our leveraged lease portfolio, and such write-downs could be material.
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
Market disruptions, such as economic downturns experienced in the U.S. and abroad, the bankruptcy of an unrelated energy company or a systemically important financial institution, changes in market prices for electricity and gas, and actual or threatened acts of war or terrorist attacks, may increase our cost of borrowing or adversely affect our ability to access capital. As a result, no assurance can be given that we will be successful in obtaining financing for projects and investments, to extend or refinance maturing debt or for our other cash flow needs on acceptable terms or at all, which could materially adversely impact our financial position, results of operations and future growth.
In addition, if PSEG Power were to lose its investment grade credit rating from S&P or Moody’s, it would be required under certain agreements to provide a significant amount of additional collateral in the form of letters of credit or cash, which would have a material adverse effect on our liquidity and cash flows.

We may be unable to realize anticipated tax benefits or retain existing tax credits.
The deferred tax assets and tax credits of PSEG, PSE&G or PSEG Power are evaluated for ultimate ability to realize these assets. A valuation allowance may be recorded against the deferred tax assets if we estimate that such assets are more likely than not to be unrealizable based on available evidence including cumulative and forecasted pre-tax book earnings at the time the estimate is made. A valuation allowance related to deferred tax assets or the monetization of tax credits can be affected by changes to tax laws, statutory tax rates and future taxable income levels. In the event that we determine that we would not be able to realize all or a portion of our deferred tax assets in the future or the benefit of tax credits, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on our financial condition and results of operations.
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
As of December 31, 2019, approximately 62% of our employees were covered by collective bargaining agreements. As a result, our success will depend on our ability to successfully renegotiate these agreements as they expire. Inability to do so may result in employee strikes or work stoppages which would disrupt our operations and could also result in increased costs, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Covenants in our debt instruments may adversely affect our operations.
PSEG’s, PSE&G’s and PSEG Power’s debt instruments contain events of default customary for financings of their type, including cross accelerations to other debt of that entity and, in the case of PSEG’s and PSEG Power’s bank credit agreements, certain change of control events. PSEG Power’s bank credit agreements and outstanding notes also contain limitations on the incurrence of subsidiary debt and liens and certain of PSEG Power’s outstanding notes require PSEG Power to repurchase such notes upon certain change of control events. Our ability to comply with these covenants may be affected by events beyond our control. If we fail to comply with the covenants and are unable to obtain a waiver or amendment, or a default exists and is continuing under such debt, the lenders or the holders or trustee of such debt, as applicable, could give notice and declare outstanding borrowings and other obligations under such debt immediately due and payable. We may not be able to obtain waivers, amendments or alternative financing, or if obtainable, it could be on terms that are not acceptable to us. Any of these events could adversely impact our financial condition, results of operations and cash flows.
Cybersecurity attacks or intrusions could adversely impact our businesses.
Cybersecurity threats to the U.S. energy market infrastructure are increasing in sophistication, magnitude and frequency. We rely on information technology systems that utilize sophisticated digital systems and network infrastructure to operate our generation and T&D systems. We also store sensitive data, intellectual property and proprietary or personally identifiable information regarding our business, employees, shareholders, customers and vendors on our systems and conduct power marketing and hedging activities. In addition, the operation of our business is dependent upon the information technology systems of third parties, including our vendors, regulators, RTOs and ISOs, among others. Our and third-party information technology systems may be vulnerable to cybersecurity attacks involving fraud or malice on the part of our employees, other insiders or third parties, whether domestic or foreign sources. A cybersecurity attack may also leverage such information technology to cause disruptions at a third party. Cybersecurity impacts to our operations include:

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
The market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is expected to evolve as the industry matures. While we maintain insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damage we experience.
Acts of war or terrorism could adversely affect our operations.
Our businesses and industry may be impacted by acts and threats of war or terrorism. These actions could result in increased political, economic and financial and insurance market instability and volatility in power and fuel markets, which could materially adversely affect our business and results of operations, including our ability to access capital on terms and conditions acceptable to us. In addition, our infrastructure facilities, such as our generating stations, T&D facilities and information technology systems, could be direct or indirect targets or be affected by acts of war or terrorist or other criminal activity. Such events could severely disrupt our business operations and prevent us from servicing our customers. New or updated security regulations may require us to make changes to our current measures which could also result in additional expenses.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
PSEG, PSE&G and PSEG Power
None.

ITEM 2.    PROPERTIES
Our subsidiaries own all of our physical property. We believe that we and our subsidiaries maintain adequate insurance coverage against loss or damage to plants and properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost. For a discussion of nuclear insurance, see Item 8. Note 15. Commitments and Contingent Liabilities.
Generation Facilities
PSEG Power
As of December 31, 2019, PSEG Power’s share of installed fossil and nuclear generating capacity is shown in the following table:

Name	Location	Total Capacity (MW)	% Owned	Owned Capacity (MW)	Principal Fuels Used
Steam:
Bridgeport Harbor (A)	CT	383	100%	383	Coal
New Haven Harbor	CT	448	100%	448	Oil/Gas
Total Steam		831		831
Nuclear:
Hope Creek	NJ	1,173	100%	1,173	Nuclear
Salem 1 & 2	NJ	2,285	57%	1,311	Nuclear
Peach Bottom 2 & 3 (B)	PA	2,549	50%	1,275	Nuclear
Total Nuclear		6,007		3,759
Combined Cycle:
Keys	MD	761	100%	761	Gas
Bergen	NJ	1,229	100%	1,229	Gas/Oil
Linden	NJ	1,300	100%	1,300	Gas/Oil
Sewaren 7	NJ	538	100%	538	Gas/Oil
Bridgeport Harbor 5 (C)	CT	484	100%	484	Gas
Bethlehem	NY	815	100%	815	Gas
Kalaeloa	HI	208	50%	104	Oil
Total Combined Cycle		5,335		5,231
Combustion Turbine:
Essex	NJ	81	100%	81	Gas/Oil
Kearny	NJ	456	100%	456	Gas/Oil
Burlington	NJ	168	100%	168	Gas/Oil
Linden	NJ	336	100%	336	Gas/Oil
New Haven Harbor	CT	130	100%	130	Gas/Oil
Bridgeport Harbor	CT	17	100%	17	Oil
Total Combustion Turbine		1,188		1,188
Pumped Storage:
Yards Creek (D)	NJ	420	50%	210
Total PSEG Power Plants		13,781		11,219

(A)Plan to early retire in 2021.
(B)Operated by Exelon Generation.
(C)Commenced commercial operation in June 2019.

(D)
Operated by Jersey Central Power & Light Company. On February 23, 2020, a Purchase Agreement was entered into to sell ownership interests in this generation facility. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions for additional information.

As of December 31, 2019, PSEG Power also owned and operated 467 MW dc of PV solar generation facilities in various states.

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
Electric Property and Facilities
As of December 31, 2019, PSE&G’s electric T&D system included approximately 25,000 circuit miles, and 858,000 poles, of which 64% are jointly-owned. In addition, PSE&G owns and operates 52 switching stations with an aggregate installed capacity of 37,353 megavolt-amperes (MVA) and 244 substations with an aggregate installed capacity of 8,428 MVA. Four of those substations, having an aggregate installed capacity of 109 MVA are operated on leased property. In addition, PSE&G owns four electric distribution headquarters and five electric sub-headquarters.
Gas Property and Facilities
As of December 31, 2019, PSE&G’s gas system included approximately 18,000 miles of gas mains, 12 gas distribution headquarters, two sub-headquarters, and one meter shop serving all of its gas territory in New Jersey. In addition, PSE&G operates 58 natural gas metering and regulating stations, of which 22 are located on land owned by customers or natural gas pipeline suppliers and are operated under lease, easement or other similar arrangement. In some instances, the pipeline companies own portions of the metering and regulating facilities. PSE&G also owns one liquefied natural gas and three liquid petroleum air gas peaking facilities. The daily gas capacity of these peaking facilities (the maximum daily gas delivery available during the three peak winter months) is approximately 2.5 million therms in the aggregate.
Solar
As of December 31, 2019, PSE&G had 150 MW dc of installed PV solar capacity throughout New Jersey.

ITEM 3.    LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, see Item 1. Business—Regulatory Issues and Environmental Matters and Item 8. Note 15. Commitments and Contingent Liabilities.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, Inc. under the trading symbol “PEG.” As of February 21, 2020, there were 55,987 registered holders.
The following graph shows a comparison of the five-year cumulative return assuming $100 invested on December 31, 2014 in our common stock and the subsequent reinvestment of quarterly dividends, the S&P Composite Stock Price Index, the Dow Jones Utilities Index and the S&P Electric Utilities Index.

	2014	2015	2016	2017	2018	2019
PSEG	$100.00	$97.22	$114.50	$139.43	$145.94	$170.87
S&P 500	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
DJ Utilities	$100.00	$96.93	$114.55	$129.85	$132.43	$168.57
S&P Electrics	$100.00	$95.16	$110.65	$124.05	$129.15	$163.24

$200
$175
$150
$125
$100
$75
2014
2015
2016
2017
2018
2019
PSEG
S&P 500
DJ Utilities
S&P Electrics

On February 18, 2020, our Board of Directors approved a $0.49 per share common stock dividend for the first quarter of 2020. This reflects an indicative annual dividend rate of $1.96 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.
In November 2019, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest in 2020. There were no common share repurchases in the open market during the fourth quarter of 2019.
The following table indicates the securities authorized for issuance under equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Long-Term Incentive Plan	—	$—	12,492,253
Employee Stock Purchase Plan	—	—	2,608,284
Total	—	$—	15,100,537

For additional discussion of specific plans concerning equity-based compensation, see Item 8. Note 20. Stock Based Compensation.
PSE&G
We own all of the common stock of PSE&G. For additional information regarding PSE&G’s ability to continue to pay dividends, see Item 7. MD&A—Liquidity and Capital Resources.
PSEG Power
We own all of PSEG Power’s outstanding limited liability company membership interests. For additional information regarding PSEG Power’s ability to pay dividends, see Item 7. MD&A—Liquidity and Capital Resources.

ITEM 6.    SELECTED FINANCIAL DATA
PSEG
The information presented below should be read in conjunction with the MD&A and the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

PSEG
Years Ended December 31,	2019	2018	2017	2016	2015
	Millions, except Earnings per Share
Operating Revenues (A)	$10,076	$9,696	$9,094	$8,966	$10,415
Income from Continuing Operations (B)(C)(D)(E)	$1,693	$1,438	$1,574	$887	$1,679
Net Income (B)(C)(D)(E)	$1,693	$1,438	$1,574	$887	$1,679
Earnings per Share:
Income from Continuing Operations
Basic	$3.35	$2.85	$3.12	$1.76	$3.32
Diluted	$3.33	$2.83	$3.10	$1.75	$3.30
Net Income
Basic	$3.35	$2.85	$3.12	$1.76	$3.32
Diluted	$3.33	$2.83	$3.10	$1.75	$3.30
Dividends Declared per Share	$1.88	$1.80	$1.72	$1.64	$1.56
As of December 31,
Total Assets	$47,730	$45,326	$42,716	$40,070	$37,535
Long-Term Obligations	$13,743	$13,168	$12,071	$10,897	$8,837

(A)
Amounts for 2017 and 2016 have been retrospectively adjusted to reflect guidance for Revenue from Contracts with Customers adopted on January 1, 2018. Amounts for 2015 were not required to be adjusted for this guidance and are therefore not comparative.

(B)
Income from Continuing Operations and Net Income for 2019 include an after-tax loss of $286 million related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh fossil generation plants. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions.

(C)
Income from Continuing Operations and Net Income for 2019 and 2018 include after-tax net unrealized gains (losses) on equity securities of approximately $118 million and $(125) million, respectively, in accordance with accounting guidance effective January 1, 2018.

(D)
Income from Continuing Operations and Net Income include an after-tax gain for 2018 of $39 million from the sale of PSEG Power’s Hudson and Mercer coal/gas generation plants and after-tax expenses for 2017 and 2016 of $577 million and $396 million, respectively, related to the early retirement of these plants; after-tax charges for 2019, 2018, 2017 and 2016 totaling $32 million, $5 million, $45 million and $92 million, respectively, related to investments in certain leveraged leases; and an after-tax insurance recovery for 2015 of $102 million for Superstorm Sandy. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions, Note 9. Long-Term Investments and Note 10. Financing Receivables for additional information.

(E)
Income from Continuing Operations and Net Income for 2017 include the non-cash net income benefit of $745 million, primarily resulting from the remeasurement of deferred tax liabilities required due to the enactment of the Tax Act in December 2017. See Item 8. Note 22. Income Taxes for additional information for 2017.

PSE&G and PSEG Power
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
Our business discussion in Item 1. Business provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Item 1A. Risk Factors provides information about factors that could have a material adverse impact on our businesses. The following discussion provides an overview of the significant events and business developments that have occurred during 2019 and key factors that we expect may drive our future performance. This discussion refers to the Consolidated Financial Statements (Statements) and the related Notes to the Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements and Notes.
For a discussion of 2017 items and year-over-year comparisons of changes in our financial condition and results of operations as of and for the years ended December 31, 2018 and December 31, 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report) as filed with the Securities and Exchange Commission on February 27, 2019.
EXECUTIVE OVERVIEW OF 2019 AND FUTURE OUTLOOK
Our business plan is designed to achieve growth while managing the risks associated with regulatory changes, fluctuating commodity prices and changes in customer demand. Over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G.
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. For the five-year period ending December 31, 2024, PSE&G expects to invest between $11.5 billion to $15 billion, resulting in an expected compound annual rate base growth of 6.5% to 8%. These ranges are driven by certain unapproved investment programs, including the Clean Energy Future (CEF) and incremental reliability and resiliency investments anticipated in the 2024 timeframe that we intend to seek approval for under the third phase of existing infrastructure programs. See below for a description of the CEF program.
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
Also in 2019, the BPU approved our Energy Strong II Program, an $842 million program to harden, modernize and improve the resiliency of our electric and gas distribution systems. This program began in the fourth quarter of 2019 and is expected to be completed by the end of 2023. Approximately $692 million of the program will be recovered through periodic rate recovery filings, with the balance to be recovered in our next distribution base rate case, which is required to be filed no later than December 2023.
In October 2018, we filed our proposed CEF program with the BPU, a six-year estimated $3.5 billion investment covering four programs; (i) an Energy Efficiency (EE) program totaling $2.5 billion of investment designed to achieve energy efficiency targets required under New Jersey’s Clean Energy law; (ii) an Electric Vehicle (EV) infrastructure program; (iii) an Energy Storage (ES) program and (iv) an Energy Cloud (EC) program which will include installing approximately two million electric smart meters and associated infrastructure. The BPU is reviewing the CEF-EE program concurrently with its efforts to complete a stakeholder process to define key terms and policy parameters regarding returns, amortization and lost revenue recovery related to implementing energy efficiency programs statewide. Additionally, the State released its Energy Master Plan in January 2020, which is supportive of energy efficiency but gives the BPU discretion in implementation between state-and utility-operated programs. In February 2020, PSE&G reached an agreement with parties in the CEF-EE matter which was approved by the BPU to (a) extend several existing EE programs for six months, with an additional $111 million investment over the course of the programs, and (b) extend the timeline for review of the CEF-EE filing through September 2020. In addition, the BPU has circulated to the parties procedural schedules for the proposed $1 billion investment in CEF-EC, CEF-EV and CEF-ES programs.
We also continue to invest in transmission infrastructure in order to (i) maintain and enhance system integrity and grid reliability, grid security and safety, (ii) address an aging transmission infrastructure, (iii) leverage technology to improve the operation of the system, (iv) reduce transmission constraints, (v) meet growing demand and (vi) meet environmental requirements and standards set by various regulatory bodies. Our planned capital spending for transmission in 2020-2022 is $2.8 billion.
PSEG Power
At PSEG Power, we strive to improve performance and reduce costs in order to optimize cash flow generation from our fleet in light of low wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. PSEG Power continues to move its fleet toward improved efficiency and believes that its recently completed investment program enhances its competitive position with the addition of efficient, clean, reliable combined cycle gas turbine capacity. In 2019, our natural gas fleet generated 23 terawatt hours and our nuclear fleet achieved a capacity factor of 88.7%. Our commitments for load, such as basic generation service (BGS) in New Jersey and other bilateral supply contracts, are backed by this generation or may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving our obligations. PSEG Power’s hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business. More than 70% of PSEG Power’s expected gross margin in 2020 relates to hedging of our energy margin, our expected revenues from the capacity market mechanisms, Zero Emission Certificate (ZEC) revenues that commenced in April 2019 and certain ancillary service payments such as reactive power.
PSEG Power completed its 1,800 MW combined cycle gas turbine construction program with the addition of the Keys Energy Center (Keys) in Maryland and Sewaren 7 in New Jersey in 2018 and Bridgeport Harbor Station Unit 5 (BH5) in Connecticut in 2019. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and enhance the environmental profile and overall efficiency of PSEG Power’s generation fleet.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. In 2019, our

•
utility continued its efforts to control costs while maintaining strong operational performance, including being recognized by PA Consulting as the most reliable electric utility in the Mid-Atlantic region for the 18th consecutive year, and

•
our efficient combined cycle gas units benefited our capacity factor across the natural gas fleet and were readily available to operate when needed, all while diligently adhering to our cost control programs.

Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during 2019 as we

•	maintained sufficient liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our annual dividend for 2019 to $1.88 per share.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources, and the impacts of the Tax Cuts and Jobs Act of 2017 (Tax Act) without the issuance of new equity. For additional information on the impacts of the Tax Act, see Item 8. Note 7. Regulatory Assets and Liabilities and Note 22. Income Taxes.
Financial Results
As a result of the settlement of PSE&G’s distribution base rate proceeding in 2018, PSE&G’s overall 2019 annual revenues were reduced by approximately $13 million, comprised of a $212 million increase in base revenues, including recovery of deferred storm costs, offset by the return of tax benefits of approximately $225 million. The tax benefits include the flowback to customers in 2019 of excess accumulated deferred income taxes resulting from the reduction of the federal income tax rates provided in the Tax Act as well as the flowback of accumulated deferred income taxes from previously realized tax repair deductions and tax benefits from future tax repair deductions as realized.
PSE&G also filed a revised 2019 Transmission Formula Rate Annual Update to include the refund of the approved excess deferred income tax benefits. The revised 2019 Annual Transmission Formula Rate, as filed with FERC in January 2019, decreased overall annual transmission revenues by approximately $54 million, and was offset by estimated true-up adjustments, resulting in a net decrease in 2019 transmission revenues of $19 million. PSE&G will file a final true-up to the 2019 Annual Transmission Formula Rate Update in the second quarter of 2020.
The financial results for PSEG, PSE&G and PSEG Power for the years ended December 31, 2019 and 2018 are presented as follows:

	Years Ended December 31,
	2019	2018
	Millions, except per share data
PSE&G	$1,250	$1,067
PSEG Power	468	365
Other	(25)	6
PSEG Net Income	$1,693	$1,438

PSEG Net Income Per Share (Diluted)	$3.33	$2.83

Our 2019 over 2018 increase in Net Income was due primarily to higher earnings from distribution rate relief and transmission and distribution investments at PSE&G, MTM and Nuclear Decommissioning Trust (NDT) Fund gains in 2019 as compared to losses in the prior year and ZEC revenues in 2019 at PSEG Power, and pension credits resulting from retiree medical plan benefit changes in 2019. These increases were partially offset by a loss on the sale in 2019 of PSEG Power’s ownership interests in two fossil plants. For a more detailed discussion of our financial results, see Results of Operations.
The greater emphasis on capital spending in recent years for projects on which we receive contemporaneous returns at PSE&G has yielded strong results, which when combined with the cash flow generated by PSEG Power, has allowed us to meet customer needs, address market conditions and investor expectations, reflecting our long-term approach to managing our company. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives.
Disciplined Investment
We utilize rigorous criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure and improving our environmental footprint to align with public policy objectives. In 2019, we

•	made additional investments in T&D infrastructure projects on time and on budget,

•	continued to execute our Energy Efficiency and other existing BPU-approved utility programs, and

•	completed construction and placed into service our BH5 generation project, the final stage of our investment program in combined cycle gas turbines.
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
Transmission Planning
In March 2019, FERC issued a Notice of Inquiry (NOI) seeking comment on improvements to FERC’s electric transmission incentives policy to ensure that it appropriately encourages the development of the infrastructure needed to ensure grid reliability and reduce congestion to lower the cost of power for consumers. The NOI is intended to examine whether existing incentives, such as the 50 basis point adder for membership in the Regional Transmission Organization, should continue to be granted and whether new incentives should be established.
In November 2019, FERC issued an order establishing a new Return on Equity (ROE) policy for reviewing existing transmission ROEs. FERC applied the methodology outlined in the new policy to two complaints filed against the Midcontinent Independent System Operator (MISO) transmission owners and found that the MISO transmission owners’ ROE was unjust and unreasonable and directed that the ROE be lowered. Other ROE complaints have been pending before FERC regarding the ISO New England Inc. Transmission Owners and utilities in other jurisdictions. In parallel to these proceedings, and in light of declining interest rates and other market conditions, over the past few years, several companies have negotiated settlements that have resulted in reduced ROEs. We continue to analyze the potential impact of these methodologies and cannot predict the outcome of ongoing ROE proceedings. An adverse change to PSE&G’s base transmission ROE or ROE incentives could be material.
Wholesale Power Market Design
In January 2020, New Jersey rejoined the Regional Greenhouse Gas Initiative (RGGI). As a result, generating plants operating in New Jersey, including those owned by PSEG Power, that emit carbon dioxide (CO2) emissions will be required to procure credits for each ton they emit. In response to RGGI, PJM initiated a process in 2019 to investigate the development of a carbon pricing mechanism that may mitigate the environmental and financial distortions that could occur when emissions “leak” from non-participating states to the RGGI states. If the process leads to a market solution, it could have a material impact on the value of PSEG Power’s generating fleet.
In December 2019, FERC issued an order establishing new rules for PJM’s capacity market. In this new order, FERC extended the PJM Minimum Offer Price Rule (MOPR), which currently applies to new natural gas-fired generators, to include both new and existing resources that receive or are entitled to receive certain out-of-market payments, with certain exemptions. PSEG cannot at this time estimate the impact of the MOPR on resources that receive out-of-market payments or the markets generally.
States that have clean energy programs designed to achieve public policy goals are not prevented from pursuing those programs by the expanded MOPR and could choose to utilize the existing Fixed Resource Requirement (FRR) approach authorized under the PJM tariff. Subsidized units that cannot clear in a Reliability Pricing Model (RPM) capacity auction because of the expanded MOPR could still count as capacity resources to a load serving entity using the FRR approach.
PSEG Power’s New Jersey nuclear plants that receive ZEC payments will be subject to the new MOPR. However, the impact, if any, of the MOPR on the ability of the nuclear plants to clear in the RPM markets will depend on the level of the applicable generic offer floors as well as the offer floor levels that would be derived via a unit specific exception should one or more of the units elect that option. In addition, if one or more electric distribution zones in New Jersey (or another state) were to become FRR service areas, procurements needed for that area could provide an alternate means for nuclear units whose ability to clear in RPM auctions was affected by the MOPR to provide capacity within PJM.
We cannot predict what impact those rules will have on the capacity market or our generating stations. In addition, we cannot predict whether there will be challenges to the FERC order and, if so, the impact of such challenges on the MOPR and other capacity market rules.

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
For further information regarding the matters described above, as well as other matters that may impact our financial condition and results of operations, see Item 8. Note 15. Commitments and Contingent Liabilities.
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per megawatt hour generated in payments to selected nuclear plants (ZEC payment)). These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations during that period, subject to exceptions specified in the ZEC legislation. PSEG Power has and will continue to recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC legislation requires nuclear plants to reapply for any subsequent three year periods. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by preventing the retirement of nuclear plants. The BPU’s decision awarding ZECs has been appealed by the Division of Rate Counsel. PSEG cannot predict the outcome of this matter. In the event that (i) the ZEC program is overturned or otherwise materially adversely modified through legal process, (ii) the terms and conditions of the subsequent period under the ZEC program, including the amount of ZEC payments that may be awarded, materially differ from those of the current ZEC period, or (iii) any of the Salem 1, Salem 2 and Hope Creek plants is not awarded ZEC payments by the BPU and does not otherwise experience a material financial change, PSEG Power will take all necessary steps to retire all of these plants subsequent to the initial ZEC period at or prior to a scheduled refueling outage. Alternatively, if all of the Salem 1, Salem 2 and Hope Creek plants are selected to continue to receive ZEC payments but the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors, PSEG Power would still take all necessary steps to retire all of these plants. Retirement of these plants would result in a material adverse impact on PSEG’s and PSEG Power’s financial results.
Fossil
In September 2019, PSEG Power completed the sale of its ownership interests in the Keystone and Conemaugh generation plants and related assets and liabilities. PSEG Power recorded a pre-tax loss on disposition of approximately $400 million in the second quarter of 2019 as the sale price was less than book value. PSEG Power has also announced the early retirement of its 383 MW coal unit in Bridgeport, Connecticut in 2021. Including this planned retirement in 2021, PSEG Power will have retired or exited through sales over 2,400 MW of coal-fired generation since 2017.
California Solar Facilities
As part of its solar production portfolio, PSEG Power owns and operates two California-based solar facilities with an aggregate capacity of approximately 30 MW direct current whose output is sold to Pacific Gas and Electric Company (PG&E) under power purchase agreements (PPAs) with twenty year terms. The net book value of these solar facilities was approximately $55 million as of December 31, 2019. In January 2019, PG&E and its parent company PG&E Corporation filed for Chapter 11 bankruptcy protection. PSEG Power cannot predict the ultimate outcome that this bankruptcy proceeding will have on our ability to collect all of the revenues from these facilities due under the PPAs; however, any adverse changes to the terms of PSEG Power’s PPAs as a result of this bankruptcy proceeding could result in the future impairment of these assets in amounts up to their current net book value.
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
Leveraged Leases
In December 2018, NRG REMA, LLC emerged from its in-court proceeding under Chapter 11 of the Bankruptcy Code. As a result of the restructuring, the remaining deferred tax liabilities related to the Keystone and Conemaugh lease investments were reclassified to current tax liabilities. PSEG realized the remaining tax liability related to the restructuring of approximately $85 million with the filing of the consolidated federal income tax return in December 2019.
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
Each of these three facilities may not be as economically competitive as newer combined cycle gas units and could continue to be adversely impacted by the same economic conditions experienced by other less efficient natural gas and coal generation facilities, which could require additional write-downs of the residual values of Energy Holdings’ leveraged lease receivables associated with these facilities.
Tax Legislation
For non-regulated businesses, the Tax Act enacted rules that set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2018 and 2019, a portion of PSEG’s and PSEG Power’s interest was disallowed but is expected to be realized in future periods. However, certain aspects of the law are unclear. Therefore, we recorded taxes in 2018 and 2019 based on our interpretation of the relevant statute. Amounts recorded under the Tax Act, such as depreciation and interest disallowance, are subject to change based on several factors, including but not limited to, the Internal Revenue Service and state taxing authorities issuing additional guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and PSEG Power’s financial statements. For additional information, see Item 8. Note 22. Income Taxes.
In July 2018, the State of New Jersey made changes to its income tax laws, including imposing a temporary surtax of 2.5% effective January 1, 2018 and 2019 and 1.5% in 2020 and 2021, as well as requiring corporate taxpayers to file in a combined reporting group as defined under New Jersey law starting in 2019. Both provisions include an exemption for public utilities. We believe PSE&G meets the definition of a public utility and, therefore, will not be impacted by the temporary surtax or be included in the combined reporting group. There are certain aspects of the law that are not clear. We anticipate the State of New Jersey will be issuing clarifying guidance regarding combined reporting rules. Any further guidance or clarification could impact PSEG’s and PSEG Power’s financial statements.
Future Outlook
For more than a century, our mission has been to provide universal access to an around-the-clock supply of reliable, affordable power. Building on this mission, we believe in a future where customers universally use less energy, the energy they use is cleaner, and its delivery is more reliable and more resilient. In July 2019, we announced that we expect to cut carbon emissions at PSEG Power’s generation fleet by 80% by 2046, from 2005 levels. We have also announced our vision of attaining net-zero CO2 emissions by 2050, assuming advances in technology, public policy and customer behavior.
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

•
obtain approval of and execute our utility capital investment program, including our CEF program and other investments that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,

•
advocate for the continuation of the ZEC program and measures to ensure the implementation by PJM, FERC and state regulators of market design and transmission planning rules that continue to promote fair and efficient electricity markets, including recognition of the cost of emissions,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
In addition to the risks described elsewhere in this Form 10-K for 2020 and beyond, the key issues and challenges we expect our business to confront include:

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

RESULTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
Earnings (Losses)	Millions
PSE&G	$1,250	$1,067	$973
PSEG Power (A)(B)	468	365	479
Other (B)(C)	(25)	6	122
PSEG Net Income	$1,693	$1,438	$1,574

PSEG Net Income Per Share (Diluted)	$3.33	$2.83	$3.10

(A)
PSEG Power’s results in 2019 include an after-tax loss of $286 million related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh fossil generation plants. PSEG Power’s results in 2018 include an after-tax gain of $39 million from the sale of its Hudson and Mercer coal/gas generation plants and after-tax expenses of $577 million in 2017 related to the early retirement of the Hudson and Mercer generation plants. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions for additional information.

(B)
Results in 2017 include the non-cash net income benefit of $745 million, including $588 million related to PSEG Power and $147 million related to Energy Holdings, resulting from the remeasurement of deferred tax liabilities required due to the enactment of the Tax Act in December 2017.

(C)
Other includes after-tax activities at the parent company, PSEG LI and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded after-tax charges totaling $32 million, $5 million and $45 million related to its investments in certain leveraged leases in 2019, 2018 and 2017, respectively. See Item 8. Note 9. Long-Term Investments and Note 10. Financing Receivables for further information.

PSEG Power’s results above include the NDT Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

Years Ended December 31,	2019	2018	2017
	Millions, after tax
NDT Fund and Related Activity (A) (B)	$152	$(90)	$62
Non-Trading MTM Gains (Losses) (C)	$205	$(84)	$(99)

(A)
NDT Fund Income (Expense) includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 8. Note 11. Trust Investments for additional information. NDT Fund Income (Expense) also includes interest and dividend income and other costs related to the NDT Fund recorded in Other Income (Deductions), interest accretion expense on PSEG Power’s nuclear Asset Retirement Obligation (ARO) recorded in Operation & Maintenance (O&M) Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.

(B)	Net of tax (expense) benefit of $(103) million, $54 million and $(72) million for the years ended December 31, 2019, 2018 and 2017, respectively.

(C)	Net of tax (expense) benefit of $(80) million, $33 million and $68 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Our 2019 $255 million year-over-year increase was driven primarily by

•	higher earnings due to investments in T&D programs and the favorable impact of new rates effective November 1, 2018 as a result of the BPU’s approval of our distribution base rate proceeding at PSE&G,

•	MTM gains in 2019 as compared to MTM losses in 2018 at PSEG Power,

•	net gains in 2019 as compared to losses on equity securities in the NDT Fund at PSEG Power,

•	the favorable impact of retiree medical plan benefit changes implemented in 2019, and

•	revenue from ZECs starting in mid-April 2019 at PSEG Power,

•	largely offset by a loss related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants in 2019.

PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, PSE&G and PSEG Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 8. Note 26. Related-Party Transactions.

				Increase / (Decrease)		Increase / (Decrease)
	Years Ended December 31,
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	Millions			Millions	%	Millions	%
Operating Revenues	$10,076	$9,696	$9,094	$380	4	$602	7
Energy Costs	3,372	3,225	2,778	147	5	447	16
Operation and Maintenance	3,111	3,069	2,901	42	1	168	6
Depreciation and Amortization	1,248	1,158	1,986	90	8	(828)	(42)
(Gain) Loss on Asset Dispositions	402	(54)	—	456	N/A	(54)	N/A
Income from Equity Method Investments	14	15	14	(1)	(7)	1	7
Net Gains (Losses) on Trust Investments	260	(143)	134	403	N/A	(277)	N/A
Other Income (Deductions)	125	85	82	40	47	3	4
Non-Operating Pension and OPEB Credits (Costs)	177	76	—	101	N/A	76	N/A
Interest Expense	569	476	391	93	20	85	22
Income Tax (Benefit) Expense	257	417	(306)	(160)	(38)	723	N/A

The 2019, 2018 and 2017 amounts in the preceding table for Operating Revenues and O&M costs each include $490 million, $458 million and $438 million, respectively, for PSEG LI’s subsidiary, Long Island Electric Utility Servco, LLC (Servco). These amounts represent the O&M pass-through costs for the Long Island operations, the full reimbursement of which is reflected in Operating Revenues. See Item 8. Note 5. Variable Interest Entity for further explanation. The Income Tax Benefit in 2017 includes the non-cash benefit resulting from the remeasurement of deferred tax liabilities required due to the enactment of the Tax Act in December 2017. The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.

PSE&G

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	Millions			Millions	%	Millions	%
Operating Revenues	$6,625	$6,471	$6,324	$154	2	$147	2
Energy Costs	2,738	2,520	2,421	218	9	99	4
Operation and Maintenance	1,581	1,575	1,458	6	—	117	8
Depreciation and Amortization	837	770	685	67	9	85	12
Net Gains (Losses) on Trust Investments	2	(1)	2	3	N/A	(3)	N/A
Other Income (Deductions)	83	80	85	3	4	(5)	(6)
Non-Operating Pension and OPEB Credits (Costs)	150	59	(8)	91	N/A	67	N/A
Interest Expense	361	333	303	28	8	30	10
Income Tax Expense	93	344	563	(251)	(73)	(219)	(39)

Year Ended December 31, 2019 as compared to 2018
Operating Revenues increased $154 million due to changes in delivery, clause, commodity and other operating revenues.
Delivery Revenues decreased $67 million.

•	Transmission revenues increased $97 million due to higher revenue requirements calculated through our transmission formula rate, primarily to recover required investments.

•
Gas distribution revenues increased $107 million due to $98 million from an increase in the distribution tariff rates effective November 1, 2018, $25 million from collection of the Gas System Modernization Program (GSMP) and GSMP II in base rates and an increase in Weather Normalization Charge (WNC) revenues of $1 million. These increases were partially offset by a $12 million decrease from lower sales volumes and $5 million in lower collections of Green Program Recovery Charges (GPRC).

•
Electric distribution revenues increased $67 million due primarily to $75 million from an increase in the distribution tariff rates effective November 1, 2018 and $16 million in higher collections of GPRC. These increases were partially offset by a $24 million decrease in sales volumes.

•
Transmission, electric distribution and gas distribution revenue requirements were $338 million lower as a result of rate reductions due to the flowback of excess deferred income tax liabilities and tax repair related accumulated deferred income taxes. This decrease is offset in Income Tax Expense.

Clause Revenues decreased $2 million due to $11 million in Tax Adjustment Credits (TAC) and GPRC deferrals. These decreases were partially offset by $6 million in Margin Adjustment Clause (MAC) revenues, $2 million in higher Solar Pilot Recovery Charge (SPRC) collections and higher Societal Benefit Charges (SBC) of $1 million. The changes in TAC and GPRC Deferrals, MAC, SPRC and SBC collections were entirely offset by the amortization of related costs (Regulatory Assets) in O&M, D&A and Interest and Tax Expenses. PSE&G does not earn margin on TAC or GPRC deferrals or on MAC, SPRC or SBC collections.
Commodity Revenues increased $98 million due to higher Gas revenues partially offset by lower Electric revenues. The changes in Commodity Revenues for both gas and electric are entirely offset by changes in Energy Costs. PSE&G earns no margin on the provision of basic gas supply service (BGSS) and BGS to retail customers.

•	Gas revenues increased $102 million due to higher BGSS prices of $83 million and higher BGSS sales volumes of $19 million.

•	Electric revenues decreased $4 million due to lower BGS sales volumes.
Other Operating Revenues increased $125 million due primarily to ZEC revenues billed after the ZEC program was approved by the BPU in April 2019. See Item 8. Note 15. Commitments and Contingent Liabilities. The ZEC revenues are entirely offset by changes to Energy Costs.

Operating Expenses
Energy Costs increased $218 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $6 million due primarily to a $42 million net increase for various clause mechanisms and GPRC expenditures and a $4 million increase in injuries and damages. These increases were partially offset by a $19 million decrease in electric distribution maintenance expenditures, a $14 million decrease in transmission maintenance expenditures and a $6 million decrease in storm-related costs.
Depreciation and Amortization increased $67 million due primarily to an increase in depreciation of $52 million due to additional plant placed into service, an $8 million increase due to new depreciation rates resulting from the distribution base rate settlement applied to assets held as of November 1, 2018 and a net $7 million increase from other factors.
Non-Operating Pension and OPEB Credits (Costs) increased $91 million due primarily to a $103 million increase in the amortization of prior service credit mainly related to the December 2018 OPEB plan amendment and a $6 million decrease in interest cost, partially offset by a $17 million reduction in the expected return on plan assets.
Interest Expense increased $28 million due primarily to increases of $18 million due to net long-term debt issuances in 2019 and $12 million due to net long-term debt issuances in 2018.
Income Tax Expense decreased $251 million due primarily to the flowback of excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes to ratepayers.
Year Ended December 31, 2018 as compared to 2017
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.
PSEG Power

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	Millions			Millions	%	Millions	%
Operating Revenues	$4,385	$4,146	$3,860	$239	6	$286	7
Energy Costs	2,118	2,197	1,913	(79)	(4)	284	15
Operation and Maintenance	1,040	1,053	1,046	(13)	(1)	7	1
Depreciation and Amortization	377	354	1,268	23	6	(914)	(72)
(Gain) Loss on Asset Dispositions	402	(54)	—	456	N/A	(54)	N/A
Income from Equity Method Investments	14	15	14	(1)	(7)	1	7
Net Gains (Losses) on Trust Investments	253	(140)	125	393	N/A	(265)	N/A
Other Income (Deductions)	54	21	20	33	N/A	1	5
Non-Operating Pension and OPEB Credits (Costs)	21	15	8	6	40	7	88
Interest Expense	119	76	50	43	57	26	52
Income Tax Expense (Benefit)	203	66	(729)	137	N/A	795	N/A

Year Ended December 31, 2019 as compared to 2018
Operating Revenues increased $239 million due to changes in generation, gas supply and other operating revenues.
Generation Revenues increased $312 million due primarily to

•
a net increase of $374 million due to MTM gains in 2019 as compared to MTM losses in 2018. Of this amount, there was a $340 million increase from changes in forward prices in 2019 as compared to 2018, coupled with a $34 million increase due to more gains on positions reclassified to realized upon settlement, and

•	an increase of $129 million due to ZEC revenues earned since mid-April 2019,

•	partially offset by a decrease of $112 million in electricity sold under our BGS contracts due to lower volumes and lower prices,

•
a net decrease of $63 million due primarily to lower average realized prices in the PJM, New England (NE), and New York (NY) regions coupled with lower volumes sold in the NY region, partially offset by higher volumes of electricity sold in the PJM and NE regions, and

•
a net decrease of $16 million in capacity revenues due primarily to decreases in auction prices in the PJM region, partially offset by the commencement of commercial operations of Keys and Sewaren 7 in mid-2018 and BH5 in June 2019.

Gas Supply Revenues decreased $75 million due primarily to

•	a decrease of $107 million related to sales to third parties, primarily due to lower volumes sold and lower average sales prices,

•	partially offset by an increase of $27 million in sales under the BGSS contract, primarily due to higher average sales prices and higher volumes sold.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $79 million due to
Gas costs decreased $52 million due primarily to

•	a net decrease of $90 million related to sales to third parties due primarily to lower volumes sold and lower average gas costs,

•	partially offset by a net increase of $40 million related to sales under the BGSS contract, primarily due to an increase in the average cost of gas.
Generation costs decreased $27 million due primarily

•	a net decrease of $21 million due to lower MTM losses in 2019 as compared to 2018, and

•	a net decrease of $15 million due primarily to decreases in energy purchased in the NE region due to BH5 beginning commercial operations in June 2019,

•
partially offset by a net increase of $13 million in higher fuel costs reflecting utilization of higher volumes of gas at Keys, Sewaren 7 and BH5, coupled with higher prices of gas in the PJM region, partially offset by utilization of lower volumes and lower prices of gas in the NY region, lower prices of gas in the NE region, utilization of lower volumes of oil in the PJM region, and lower usage of coal at lower prices in the PJM and NE regions.

Operation and Maintenance decreased $13 million due primarily to a decrease at our fossil plants, largely due to lower outage costs, decreased support costs and the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants in September 2019. The decrease was partially offset by a goodwill impairment charge of $16 million for the write down of PSEG Power’s carrying value to fair value (see Note 12. Goodwill and Other Intangibles), increased costs related to the Keys and Sewaren 7 being placed into service in mid-2018 and increased property taxes.
Depreciation and Amortization increased $23 million due primarily to Keys, Sewaren 7 and BH5 being placed into service, partially offset by the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants.
(Gain) Loss on Asset Dispositions reflects a $402 million loss in 2019 related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants and a gain of $54 million in 2018 related to the sale of the Hudson and Mercer plants.
Net Gains (Losses) on Trust Investments increased $393 million due primarily to a $405 million increase resulting from net unrealized gains in 2019 as compared to net unrealized losses in 2018 on equity investments in the NDT Fund, partially offset by a $16 million decrease in net realized gains on NDT Fund investments.
Other Income (Deductions) increased $33 million primarily due to $26 million in less purchased net operating losses and higher interest and dividend income on NDT Fund investments.
Non-Operating Pension and OPEB Credits (Costs) increased $6 million due to a $19 million increase in the amortization of prior service credit mainly related to the December 2018 OPEB plan amendment, a $5 million decrease in interest cost and a $3 million decrease in the amortization of the net unrecognized loss, largely offset by a $20 million decrease in the expected return on plan assets.
Interest Expense increased $43 million due primarily to lower capitalized interest as a result of Keys and Sewaren 7 being placed into service in mid-2018 and BH5 being place into service in June 2019.
Income Tax Expense increased $137 million due primarily to higher pre-tax income, including higher pre-tax income from the NDT qualified fund which is subject to an additional trust tax, and the favorable impact that resulted in 2018 from the remeasurement of the reserve for uncertain tax positions.
Year Ended December 31, 2018 as compared to 2017
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.
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
PSEG, PSEG Power, Energy Holdings, PSEG LI and Services participate in a corporate money pool, an aggregation of daily cash balances designed to efficiently manage their respective short-term liquidity needs. Servco does not participate in the corporate money pool. Servco’s short-term liquidity needs are met through an account funded and owned by LIPA.
PSEG’s available sources of external liquidity may include the issuance of long-term debt securities and the incurrence of additional indebtedness under credit facilities. Our current sources of external liquidity include multi-year revolving credit facilities totaling $1.5 billion. These facilities are available to back-stop PSEG’s commercial paper program, issue letters of credit and for general corporate purposes. PSEG’s credit facilities and the commercial paper program are available to support PSEG working capital needs or to temporarily fund growth opportunities in advance of obtaining permanent financing. PSEG’s credit facilities are also available to make equity contributions or provide liquidity support to its subsidiaries.
PSEG Power’s sources of external liquidity include $2.1 billion of multi-year revolving credit facilities. Additionally, from time to time, PSEG Power maintains bilateral credit agreements designed to enhance its liquidity position. Credit capacity is primarily used to provide collateral in support of PSEG Power’s forward energy sale and forward fuel purchase contracts as the market prices for energy and fuel fluctuate, and to meet potential collateral postings in the event that PSEG Power is downgraded to below investment grade by Standard & Poor’s (S&P) or Moody’s. PSEG Power’s dividend payments to PSEG are also designed to be consistent with its capital structure objectives which have been established to maintain investment grade credit ratings and provide sufficient financial flexibility. Generally, PSEG Power issues senior unsecured debt to raise long-term capital.
Operating Cash Flows
We expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund capital expenditures and shareholder dividend payments.
For the year ended December 31, 2019, our operating cash flow increased by $466 million. The net changes were primarily due to net changes from our subsidiaries as discussed below.

PSE&G
PSE&G’s operating cash flow increased $182 million from $1,853 million to $2,035 million for the year ended December 31, 2019, as compared to 2018, due primarily to an increase of $178 million from recoveries of regulatory deferrals and tax refunds in 2019 as compared to tax payments in 2018, partially offset by $123 million in increased vendor payments.
PSEG Power
PSEG Power’s operating cash flow increased $395 million from $1,084 million to $1,479 million for the year ended December 31, 2019, as compared to 2018, due to a decrease in cash collateral requirements of $596 million, partially offset by an $83 million decrease from net collections of counterparty receivables, and lower tax refunds in 2019 as compared to 2018.
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
Our total credit facilities and available liquidity as of December 31, 2019 were as follows:

Company/Facility	As of December 31, 2019
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$796	$704
PSE&G	600	379	221
PSEG Power	2,100	161	1,939
Total	$4,200	$1,336	$2,864

As of December 31, 2019, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $974 million and $857 million as of December 31, 2019 and 2018, respectively.
For additional information, see Item 8. Note 16. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,

•	PSEG has a $700 million floating rate term loan maturing in November 2020,

•	PSE&G has $250 million of 3.50% Medium Term Notes (MTN) maturing in August 2020 and $9 million of 7.04% MTN maturing in November 2020, and

•	PSEG Power has $406 million of 5.13% Senior Notes maturing in April 2020.
For a discussion of our long-term debt transactions during 2019, see Item 8. Note 16. Debt and Credit Facilities.
Debt Covenants
Our credit agreements contain maximum debt to equity ratios and other restrictive covenants and conditions to borrowing. We are currently in compliance with all of our debt covenants. Continued compliance with applicable financial covenants will depend upon our future financial position, level of earnings and cash flows, as to which no assurances can be given.
In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of December 31, 2019, PSE&G’s Mortgage coverage ratio was 4.5 to 1 and the Mortgage would permit up to approximately $7.6 billion aggregate principal amount of new Mortgage Bonds to be issued against additions and improvements to its property.
Default Provisions
Our bank credit agreements and indentures contain various, customary default provisions that could result in the potential acceleration of indebtedness under the defaulting company’s agreement.
In particular, PSEG’s bank credit agreements contain provisions under which certain events, including an acceleration of material indebtedness under PSE&G’s and PSEG Power’s respective financing agreements, a failure by PSE&G or PSEG Power to satisfy certain final judgments and certain bankruptcy events by PSE&G or PSEG Power, that would constitute an event of default under the PSEG bank credit agreements. Under the PSEG bank credit agreements, it would also be an event of default if either PSE&G or PSEG Power ceases to be wholly owned by PSEG. The PSE&G and PSEG Power bank credit agreements include similar default provisions; however, such provisions only relate to the respective borrower under such agreement and its subsidiaries and do not contain cross default provisions to each other. The PSE&G and PSEG Power bank credit agreements do not include cross default provisions relating to PSEG. PSEG Power’s bank credit agreements and outstanding notes also contain limitations on the incurrence of subsidiary debt and liens and certain of PSEG Power’s outstanding notes require PSEG Power to repurchase such notes upon certain change of control events.
There are no cross-acceleration provisions in PSEG’s or PSE&G’s indentures. However, PSEG’s existing notes include a cross acceleration provision that may be triggered upon the acceleration of more than $75 million of indebtedness incurred by PSEG. Such provision does not extend to an acceleration of indebtedness by any of PSEG’s subsidiaries. PSEG Power’s indenture includes a cross acceleration provision similar to that described above for PSEG’s existing notes except that such provision may be triggered upon the acceleration of more than $50 million of indebtedness incurred by PSEG Power or any of its subsidiaries. Such provision does not cross accelerate to PSEG, any of PSEG’s subsidiaries (other than PSEG Power and its subsidiaries), PSE&G or any of PSE&G’s subsidiaries.
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
Fluctuations in commodity prices or a deterioration of PSEG Power’s credit rating to below investment grade could increase PSEG Power’s required margin postings under various agreements entered into in the normal course of business. PSEG Power believes it has sufficient liquidity to meet the required posting of collateral which would likely result from a credit rating downgrade to below investment grade by S&P or Moody’s at today’s market prices.
Common Stock Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2019	2018	2017
Per Share	$1.88	$1.80	$1.72
in Millions	$950	$910	$870

On February 18, 2020, our Board of Directors approved a $0.49 per share common stock dividend for the first quarter of 2020. This reflects an indicative annual dividend rate of $1.96 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 8. Note 24. Earnings Per Share (EPS) and Dividends.

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
Other Comprehensive Income
For the year ended December 31, 2019, we had Other Comprehensive Loss of $31 million on a consolidated basis. Other Comprehensive Loss was due primarily to a decrease of $58 million related to pension and other postretirement benefits, and $14 million of unrealized losses on derivative contracts accounted for as hedges, partially offset by $41 million of net unrealized gains related to Available-for-Sale Securities. See Item 8. Note 23. Accumulated Other Comprehensive Income (Loss), Net of Tax for additional information.

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. Projected capital construction and investment expenditures, excluding nuclear fuel purchases, for the next three years are presented in the table below. These projections include Allowance for Funds Used During Construction and Interest Capitalized During Construction for PSE&G and PSEG Power, respectively. These amounts are subject to change, based on various factors. Amounts shown below for Gas System Modernization, Energy Strong and Clean Energy are for currently approved programs. We intend to continue to invest in infrastructure modernization and will seek to extend these and related programs as appropriate. We will also continue to approach potential growth investments for PSEG Power opportunistically, seeking projects that will provide attractive risk-adjusted returns for our shareholders.

	2020	2021	2022
		Millions
PSE&G:
Transmission	$1,200	$950	$660
Distribution	855	800	920
Gas System Modernization	455	435	405
Energy Strong	110	275	270
Clean Energy	55	55	50
Total PSE&G	$2,675	$2,515	$2,305
PSEG Power:
Baseline	$125	$105	$145
Other	35	10	10
Total PSEG Power	$160	$115	$155
Other	$25	$25	$25
Total PSEG	$2,860	$2,655	$2,485

PSE&G
PSE&G’s projections for future capital expenditures include material additions and replacements to its T&D systems to meet expected growth and to manage reliability. As project scope and cost estimates develop, PSE&G will modify its current projections to include these required investments. PSE&G’s projected expenditures for the various items reported above are primarily comprised of the following:

•	Transmission—investments focused on reliability improvements and replacement of aging infrastructure.

•	Distribution—investments for new business, reliability improvements, modernization and replacement of equipment that has reached the end of its useful life.

•	Gas System Modernization—gas distribution investment program to replace aging infrastructure.

•	Energy Strong—electric and gas distribution investment program focused on electric flood mitigation and replacing aging infrastructure.

•	Clean Energy—investments associated with grid-connected solar, solar loan programs and customer energy efficiency programs.
In October 2018, we filed our proposed CEF program with the BPU, a six-year estimated $3.5 billion investment program focused on achieving New Jersey’s energy efficiency targets, supporting electric vehicle infrastructure, deploying energy storage, and implementing an EC program which will include installing approximately two million electric smart meters and associated infrastructure. The size and duration of the CEF program, as well as certain other elements of the program, are subject to BPU approval.
The CEF program is not included in PSE&G’s projected capital expenditures in the above table.
In 2019, PSE&G made $2,542 million of capital expenditures, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $108 million, which are included in operating cash flows.

PSEG Power
PSEG Power’s projected expenditures for the various items listed above are primarily comprised of the following:

•	Baseline—investments to replace major parts and enhance operational performance.

•	Other—includes investments made in response to environmental, regulatory and legal mandates and other capital projects.
In 2019, PSEG Power made $482 million of capital expenditures, excluding $125 million for nuclear fuel, primarily related to various projects at Fossil and Nuclear.
Disclosures about Contractual Obligations
The following table reflects our contractual cash obligations in the respective periods in which they are due. In addition, the table summarizes anticipated debt maturities for the years shown. For additional information, see Item 8. Note 16. Debt and Credit Facilities.
The table below does not reflect any anticipated cash payments for pension obligations due to uncertain timing of payments or liabilities for uncertain tax positions since we are unable to reasonably estimate the timing of liability payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. See Item 8. Note 22. Income Taxes for additional information.

	Total Amount Committed	Less Than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years
	Millions
Contractual Cash Obligations
Long-Term Recourse Debt Maturities
PSEG	$2,450	$700	$1,000	$750	$—
PSE&G	9,908	259	434	1,575	7,640
PSEG Power	2,850	406	994	950	500
Interest on Recourse Debt
PSEG	185	67	86	32	—
PSE&G	6,146	374	702	660	4,410
PSEG Power	697	123	183	110	281
Operating Leases
PSE&G	126	15	23	17	71
PSEG Power	100	13	28	11	48
Services	165	15	30	30	90
Other	3	1	2	—	—
Energy-Related Purchase Commitments
PSEG Power	2,468	761	854	456	397
Total Contractual Cash Obligations	$25,098	$2,734	$4,336	$4,591	$13,437

Liability Payments for Uncertain Tax Positions
PSEG	$190	$190	$—	$—	$—
PSE&G	107	107	—	—	—
PSEG Power	77	77	—	—	—

OFF-BALANCE SHEET ARRANGEMENTS
PSEG and PSEG Power issue guarantees, primarily in conjunction with certain of PSEG Power’s energy contracts. See Item 8. Note 15. Commitments and Contingent Liabilities for further discussion.
Through Energy Holdings, we have investments in leveraged leases that are accounted for in accordance with accounting principles generally accepted in the United States (GAAP) for leases. Leveraged lease investments generally involve three parties: an owner/lessor, a creditor and a lessee. In a typical leveraged lease arrangement, the lessor purchases an asset to be leased. The purchase price is typically financed 80% with debt provided by the creditor and the balance comes from equity funds provided by the lessor. The creditor provides long-term financing to the transaction secured by the property subject to the lease. Such long-term financing is non-recourse to the lessor and is not presented on our Consolidated Balance Sheets. In the event of default, the leased asset, and in some cases the lessee, secures the loan. As a lessor, Energy Holdings has ownership rights to the property and rents the property to the lessees for use in their business operations. For additional information, see Item 8. Note 9. Long-Term Investments and Note 10. Financing Receivables.
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
Accounting for Pensions and OPEB
PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria. In late June 2019, PSEG approved a plan amendment to its qualified pension plan, effective July 1, 2019. The amendment involved the spin-off of predominantly active participants from the existing qualified pension plan (Pension Plan) into a new qualified pension plan (Pension Plan II). See Item 8. Note 14. Pension, Other Postretirement Benefits (OPEB) and Savings Plans for additional information. The market-related value of plan assets held for the qualified pension and OPEB plans is equal to the fair value of these assets as of year-end. The plan assets are comprised of investments in both debt and equity securities which are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Plan assets also include investments in unlisted real estate which is valued via third-party appraisals. We calculate pension and OPEB costs using various economic and demographic assumptions.
Assumptions and Approach Used: Economic assumptions include the discount rate and the long-term rate of return on trust assets. Demographic pension and OPEB assumptions include projections of future mortality rates, pay increases and retirement patterns, as well as projected health care costs for OPEB.

Assumption	2019	2018	2017
Pension
Discount Rate	3.30%	4.41%	3.73%
Expected Rate of Return on Plan Assets	7.80%	7.80%	7.80%
OPEB
Discount Rate	3.20%	4.31%	3.76%
Expected Rate of Return on Plan Assets	7.79%	7.80%	7.80%

The discount rate used to calculate pension and OPEB obligations is determined as of December 31 each year, our measurement date. The discount rate is determined by developing a spot rate curve based on the yield to maturity of a universe of high quality corporate bonds with similar maturities to the plan obligations. The spot rates are used to discount the estimated plan distributions. The discount rate is the single equivalent rate that produces the same result as the full spot rate curve.
Our expected rate of return on plan assets reflects current asset allocations, historical long-term investment performance and an estimate of future long-term returns by asset class, long-term inflation assumptions and a premium for active management.
We utilize a corridor approach that reduces the volatility of reported costs/credits. The corridor requires differences between actuarial assumptions and plan results be deferred and amortized as part of the costs/credits. This occurs only when the accumulated differences exceed 10% of the greater of the benefit obligation or the fair value of plan assets as of each year-end. For the Pension Plan, the excess would be amortized over the average remaining expected life of inactive participants, which is approximately twenty years. For Pension Plan II, the excess would be amortized over the average remaining service period of active employees, which is approximately fourteen years.
Effect if Different Assumptions Used: As part of the business planning process, we have modeled future costs assuming a 7.70% expected rate of return and a 3.30% discount rate for 2020 pension costs/credits and a 3.20% discount rate for 2020 OPEB costs/credits. Based upon these assumptions, we have estimated a net periodic pension credit in 2020 of approximately $28 million, or $84 million, net of amounts capitalized, and a net periodic OPEB credit in 2020 of approximately $77 million, or $81 million, net of amounts capitalized. Actual future pension costs/credits and funding levels will depend on future investment performance, changes in discount rates, market conditions, funding levels relative to our projected benefit obligation and accumulated benefit obligation and various other factors related to the populations participating in the pension plans. Actual future OPEB costs/credits will depend on future investment performance, changes in discount rates, market conditions, and various other factors.
The following chart reflects the sensitivities associated with a change in certain assumptions. The effects of the assumption changes shown below solely reflect the impact of that specific assumption.

	% Change	Impact on Benefit Obligation as of December 31, 2019	Increase to Costs in 2020	Increase to Costs, net of Amounts Capitalized in 2020
Assumption		Millions
Pension
Discount Rate	(1)%	$923	$33	$22
Expected Rate of Return on Plan Assets	(1)%	N/A	$57	$57
OPEB
Discount Rate	(1)%	$145	$14	$13
Expected Rate of Return on Plan Assets	(1)%	N/A	$5	$5

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information.
Derivative Instruments
The operations of PSEG, PSEG Power and PSE&G are exposed to market risks from changes in commodity prices, interest rates and equity prices that could affect their results of operations and financial condition. Exposure to these risks is managed through normal operating and financing activities and, when appropriate, through executing derivative transactions. Derivative instruments are used to create a relationship in which changes to the value of the assets, liabilities or anticipated transactions exposed to market risks are expected to be offset by changes in the value of these derivative instruments.
Current accounting guidance requires us to recognize all derivatives on the balance sheet at their fair value, except for derivatives that qualify for and are designated as normal purchases and normal sales contracts.
Assumptions and Approach Used: In general, the fair value of our derivative instruments is determined primarily by end of day clearing market prices from an exchange, such as the New York Mercantile Exchange, Intercontinental Exchange and Nodal Exchange, or auction prices. Fair values of other energy contracts may be based on broker quotes.
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
For additional information regarding Derivative Financial Instruments, see Item 8. Note 1. Organization, Basis of Presentation and Significant Accounting Policies, Note 18. Financial Risk Management Activities and Note 19. Fair Value Measurements.

Long-Lived Assets
Management evaluates long-lived assets for impairment and reassesses the reasonableness of their related estimated useful lives whenever events or changes in circumstances warrant assessment. Such events or changes in circumstances may be as a result of significant adverse changes in regulation, business climate, counterparty credit worthiness, market conditions, or a determination that it is more-likely-than-not that an asset or asset group will be sold or retired before its estimated useful life, an asset group’s carrying amount may not be recoverable or an asset’s probability of operating through its estimated remaining useful life changes.
Assumptions and Approach Used: In the event certain triggers exist indicating an asset/asset group may not be recoverable, an undiscounted cash flow test is performed to determine if an impairment exists. When the carrying value of a long-lived asset/asset group exceeds the undiscounted estimate of future cash flows associated with the asset/asset group, an impairment may exist to the extent that the fair value of the asset/asset group is less than its carrying amount. For PSEG Power, cash flows for long-lived assets and asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The cash flows from the generation units are generally evaluated at a regional portfolio level (PJM, NYISO, ISO-NE) along with cash flows generated from the customer supply and risk management activities, inclusive of cash flows from contracts, including those that are accounted for as derivatives and meet the normal purchases and normal sales scope exception. In certain cases, generation assets are evaluated on an individual basis where those assets are individually contracted on a long-term basis with a third party and operations are independent of other generation assets (typically PSEG Power’s solar plants and Kalaeloa). These tests require significant estimates and judgment when developing expected future cash flows. Significant inputs include forward power prices, fuel costs, dispatch rates, other operating and capital expenditures and the cost of borrowing.
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
Effect if Different Assumptions Used: The above cash flow tests, and fair value estimates and estimated remaining useful lives may be impacted by a change in the assumptions noted above and could significantly impact the outcome, triggering additional impairment tests, write-offs or accelerated depreciation. For additional information on the potential impacts on our future financial statements that may be caused by a change in useful lives of certain of our generating assets. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions and Note 6. Property, Plant and Equipment and Jointly-Owned Facilities.
Lease Investments
Our Investments in Leases, included in Long-Term Investments on our Consolidated Balance Sheets, are comprised of Lease Receivables (net of non-recourse debt), the estimated residual value of leased assets, and unearned and deferred income. A significant portion of the estimated residual value of leased assets is related to merchant power plants leased to other energy companies. See Item 8. Note 9. Long-Term Investments and Note 10. Financing Receivables.
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
In addition, the residual values could be impacted by the intent to sell or terminate the leases. A review of the residual valuations is performed at least annually for each plant subject to lease using specific assumptions tailored to each plant. Those valuations are compared to the recorded residual values to determine if an impairment is warranted.
Effect if Different Assumptions Used: A significant change to the assumptions, such as a large decrease in near-term power prices that affects the market’s view of long-term power prices, could result in an impairment of one or more of the residual values, but not necessarily to all of the residual values. However, if because of changes in assumptions, all the residual values related to the merchant energy plants were deemed to be zero, we would recognize an after-tax charge to income of approximately $49 million.
Asset Retirement Obligations (ARO)
PSE&G, PSEG Power and Services recognize liabilities for the expected cost of retiring long-lived assets for which a legal obligation exists. These AROs are recorded at fair value in the period in which they are incurred and are capitalized as part of the carrying amount of the related long-lived assets. PSE&G, as a rate-regulated entity, recognizes Regulatory Assets or Liabilities as a result of timing differences between the recording of costs and costs recovered through the rate-making process. We accrete the ARO liability to reflect the passage of time with the corresponding expense recorded in O&M Expense.
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
Nuclear Decommissioning AROs
AROs related to the future decommissioning of PSEG Power’s nuclear facilities comprised 95% or $740 million of PSEG Power’s total AROs as of December 31, 2019. PSEG Power determines its AROs for its nuclear units by assigning probability weighting to various discounted cash flow outcomes for each of its nuclear units that incorporate the assumptions above as well as:

•	financial feasibility and impacts on potential early shutdown,

•	license renewals,

•	SAFSTOR alternative, which assumes the nuclear facility can be safely stored and subsequently decommissioned in a period within 60 years after operations,

•	DECON alternative, which assumes decommissioning activities begin after operations, and

•	recovery from the federal government of costs incurred for spent nuclear fuel.
Effect if Different Assumptions Used: Changes in the assumptions could result in a material change in the ARO balance sheet obligation and the period over which we accrete to the ultimate liability. Had the following assumptions been applied, our estimates of the approximate impacts on the Nuclear ARO as of December 31, 2019 are as follows:

•	A decrease of 1% in the discount rate would result in a $33 million increase in the Nuclear ARO.

•	An increase of 1% in the inflation rate would result in a $275 million increase in the Nuclear ARO.

•	If we were not reimbursed by the federal government for spent fuel costs as prescribed under the Nuclear Waste Policy Act, the Nuclear ARO would increase by $379 million.

•	If we would elect or be required to decommission under a DECON alternative at Salem and Hope Creek, the Nuclear ARO would increase by $675 million.

•
If PSEG Power were to increase its early shutdown probability to 100% and retire Hope Creek and Salem starting in 2022, which is significantly earlier than the end of their current license periods, the Nuclear ARO would increase by $203 million. For additional information, see Item 8. Note 4. Early Plant Retirements/Asset Dispositions.

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

	MTM VaR
	Millions
Years Ended December 31,	2019	2018

95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$9	$21
Average for the Period	$12	$14
High	$35	$46
Low	$5	$6

99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$14	$32
Average for the Period	$19	$22
High	$54	$72
Low	$8	$9

See Item 8. Note 18. Financial Risk Management Activities for a discussion of credit risk.
Interest Rates
We are subject to the risk of fluctuating interest rates in the normal course of business. We manage interest rate risk by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, we use a mix of fixed and floating rate debt, interest rate swaps and interest rate lock agreements.
As of December 31, 2019, a hypothetical 10% increase in market interest rates would result in

•	no material impact on annual interest costs related to either the current or the long-term portion of long-term debt, and

•	a $401 million decrease in the fair value of debt, including a $14 million decrease at PSEG, a $353 million decrease at PSE&G and a $34 million decrease at PSEG Power.
Debt and Equity Securities
We have $6.5 billion of assets in a trust for our pension and OPEB plans. Although fluctuations in market prices of securities within this portfolio do not directly affect our earnings in the current period, changes in the value of these investments could affect

•	our future contributions to these plans,

•	our financial position if our accumulated benefit obligation under our pension plans exceeds the fair value of the pension trust funds, and

•	future earnings, as we could be required to adjust pension expense and the assumed rate of return.
The NDT Fund is comprised primarily of fixed income and equity securities. As of December 31, 2019, the portfolio included $1.2 billion of equity securities and $1.1 billion in fixed income securities. The fair market value of the assets in the NDT Fund will fluctuate primarily depending upon the performance of equity markets. As of December 31, 2019, a hypothetical 10% change in the equity market would impact the value of the equity securities in the NDT Fund by approximately $115 million.
We use duration to measure the interest rate sensitivity of the fixed income portfolio. Duration is a summary statistic of the effective average maturity of the fixed income portfolio. The benchmark for the fixed income component of the NDT Fund currently has a duration of 5.87 years and a yield of 2.32%. The portfolio’s value will appreciate or depreciate by the duration with a 1% change in interest rates. As of December 31, 2019, a hypothetical 1% increase in interest rates would result in a decline in the market value for the fixed income portfolio of approximately $62 million.
Credit Risk
See Item 8. Note 18. Financial Risk Management Activities for a discussion of credit risk and a discussion about PSEG Power’s and PSE&G’s credit risk.
Energy Holdings has credit risk related to its investments in leases, which totaled $169 million, net of deferred taxes of $328 million, as of December 31, 2019. These leveraged leases are concentrated in the U.S. energy industry. See Item 8. Note 10. Financing Receivables for counterparties’ credit ratings and other information. The credit exposure to the lessees is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease. Credit enhancements include affiliate guarantees and partial collateralization of the lessee with non-leased assets.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This combined Form 10-K is separately filed by PSEG, PSE&G and PSEG Power. Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G and PSEG Power each make representations only as to itself and make no representations as to any other company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Public Service Enterprise Group Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Enterprise Group Incorporated and subsidiaries (the “Company” or PSEG) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Early Plant Retirements/Asset Dispositions - Nuclear - Refer to Notes 4 and 13 to the financial statements
Critical Audit Matter Description
PSEG’s wholly-owned subsidiary PSEG Power LLC (PSEG Power) owns and operates nuclear plants in New Jersey and has recorded associated asset retirement obligations (ARO) for their eventual decommissioning. In April 2019, the New Jersey Board of Public Utilities (BPU) awarded Zero Emission Certificates (ZEC) to PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants for an initial period of approximately three years through May 2022. As described in Note 4, there are certain legal, regulatory, and economic matters in the markets in which these nuclear plants operate, which, if not favorably resolved, would result in PSEG taking all necessary steps to retire all of these nuclear plants subsequent to the initial ZEC period at or prior to a scheduled refueling outage, which is significantly in advance of their currently estimated remaining useful lives. This would result in material charges associated with accelerated depreciation and amortization, impairment charges, and accelerated asset retirement costs, among other costs.
We identified the potential early retirement of the nuclear plants as a critical audit matter because of the significant estimates and assumptions management made in determining the nuclear plants’ useful lives and in evaluating the recorded investments in the nuclear plants for potential impairment. Further, management’s estimates used in recording the ARO included a number of assumptions, including the timing of cash flows associated with the eventual decommissioning of the nuclear plants following the retirement of the assets. Auditing each of these assumptions required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the potential early retirement of the nuclear plants and the related impact on the recorded investments in the nuclear plants and the related ARO included the following, among others:

•	We tested the effectiveness of controls over the evaluation of potential impairment indicators.

•
We tested the effectiveness of controls over the evaluation of legal matters related to the appeal of the initial awarding of the ZECs and the potential impact on PSEG’s evaluation of impairment indicators.

•	We tested the effectiveness of controls over the evaluation of retirement date assumptions used in the calculation of the ARO, including the probability weighting of the various cash flow scenarios.

•	We evaluated management’s judgments over the probability of early retirement of the nuclear plants and impairment triggers.

•	We evaluated management’s assumptions over the weighted-probability of early retirement of the nuclear plants used in calculating the recorded nuclear ARO balance.

•	We evaluated the related disclosures for consistency with our understanding.
Commitments and Contingent Liabilities - Passaic River Environmental Liability - Refer to Note 15 to the financial statements
Critical Audit Matter Description
As described in Note 15, the U.S. Environmental Protection Agency (EPA) has designated a 17-mile stretch of the lower Passaic River (Lower Passaic River Study Area (LPRSA)) in New Jersey as a superfund site requiring environmental remediation and has identified certain potentially responsible parties (PRPs), including PSEG’s subsidiaries Public Service Electric and Gas Company (PSE&G) and PSEG Power. The EPA has released a Record of Decision (ROD) for the LPRSA’s lower 8.3 miles that requires the removal of sediments at an estimated cost of $2.3 billion (ROD Remedy). An EPA-commenced process to allocate the associated costs to the PRPs is underway, and PSEG cannot predict the outcome. Additionally, one of the PRPs has filed suit against PSE&G and others seeking cost recovery and contribution under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, but has not quantified alleged damages. The litigation is ongoing and PSEG cannot predict the outcome. As of December 31, 2019, PSEG recorded an environmental liability for its estimated share of the remediation of the environmental contamination, a portion of which has been deferred as a regulatory asset based on PSE&G’s assessment that it will recover such costs in future rates.
The outcome of this matter is uncertain, and PSEG cannot predict this matter’s ultimate impact on its financial statements. It is possible that PSEG will record additional costs beyond what it has accrued, and that such costs could be material, but PSEG cannot at the current time estimate the amount or range of any additional costs.
We identified the accounting for the Passaic River environmental liability as a critical audit matter due to the uncertainties inherent in estimating PSEG’s liability. Auditing PSEG’s allocable share of the remediation cost, the environmental liability recorded, and the evaluation of future recovery of the regulatory asset recorded by PSE&G required a high degree of auditor judgment and the involvement of our environmental specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Passaic River environmental liability included the following, among others:

•
We tested the effectiveness of controls over the Passaic River environmental liability, including those over the evaluation of recent events and changes in circumstances that have or may give rise to a change in the allocable share of the estimated total remediation costs.

•
We tested the effectiveness of controls over the Passaic River regulatory asset, including controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering the Passaic River regulatory asset in future rates.

•
With the assistance of our environmental specialists, we evaluated management’s judgments and estimates associated with the planned remediation techniques and associated estimated costs used in estimating the environmental liability.

•	We evaluated the assumptions used by management to estimate the allocable share of the environmental obligation, including consideration of publicly available information.

•
We requested and received a written response from internal counsel and external legal firms representing PSEG and evaluated the legal conclusions for consistency with those used in management’s accounting judgments and disclosures.

•	We evaluated management’s analysis over the assertion that the Passaic River regulatory asset is probable of recovery.

•	We evaluated the related disclosures for consistency with our understanding.
Regulatory Assets and Liabilities - Income Taxes - Refer to Notes 7 and 22 to the financial statements
Critical Audit Matter Description
PSEG’s subsidiary, PSE&G, is an electric and gas transmission and distribution utility regulated by the BPU and the Federal Energy Regulatory Commission (FERC). Management believes that PSE&G’s transmission and distribution businesses continue to meet the accounting requirements for rate-regulated entities, and PSE&G’s financial statements reflect the economic effects of cost-based rate regulation. PSE&G defers the recognition of costs (regulatory assets) or records the recognition of obligations (regulatory liabilities) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, PSE&G has deferred certain costs and recoveries, which are being amortized over various future periods. To the extent that collection of any such costs or payment of liabilities becomes no longer probable as a result of changes in regulation and/or competitive position, the associated regulatory asset or regulatory liability is charged or credited to income.
Through the rate-making process, PSE&G’s rates to customers also include the recovery of income tax expense associated with PSE&G’s electric and gas distribution and electric transmission operations. As a result of the 2017 Tax Cuts and Jobs Act, which reduced the federal corporate income tax rate from 35% to 21%, PSE&G recorded regulatory liabilities for excess accumulated deferred income taxes (ADIT). These regulatory liabilities will be refunded to customers in future periods. PSE&G’s most recent electric and gas distribution base rate case, concluded in 2018, established the tax adjustment credit (TAC) that provides for the refund of these excess ADIT regulatory liabilities as well as the flow through to customers of historical and current accumulated deferred income taxes for tax-deductible repairs. The flow through of the current tax benefits results in lower revenues and lower income tax expense, as well as the recognition of a regulatory asset, as management believes it is probable that the accumulated tax benefits, treated as a flow-through item to PSE&G customers, will be recovered from customers in the future. The accounting for the return of the excess ADIT and the flow-through results in an annual effective tax rate for PSE&G and PSEG that is currently significantly lower than the statutory tax rate.
We identified the accounting for the TAC as a critical audit matter due to the complexity in accounting for the impact of rate regulation on income tax expense. Auditing the significant judgments made by management to support its assertion that the TAC regulatory assets are probable of future recovery required auditor judgment and specialized knowledge of accounting matters specific to rate regulation. Further, the determination of the estimated benefit of current tax-deductible repairs under the Internal Revenue Code, and the resulting impacts on the TAC regulatory asset and income tax expense recorded in the financial statements was complex and required the involvement of our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate the accounting for the impact of rate regulation on income tax expense and associated regulatory assets and regulatory liabilities included the following, among others:

•
We tested the effectiveness of controls over the calculation of the amounts refunded through the TAC, including controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering the TAC regulatory assets in future rates.

•	We evaluated management’s analysis over the assertion that the TAC regulatory assets are probable of recovery.

•	We evaluated relevant regulatory orders related to the ratemaking treatment of income taxes.

•	With the assistance of our income tax specialists, we tested the accuracy of recorded income tax expense and tax related regulatory assets and liabilities.

•	We evaluated the financial statement presentation and related disclosures for consistency with our understanding.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 26, 2020

We have served as the Company's auditor since 1934.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Sole Stockholder of
Public Service Electric and Gas Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Electric and Gas Company and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2019, the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2020

We have served as the Company's auditor since 1934.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Sole Member of
PSEG Power LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PSEG Power LLC and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, member’s equity, and cash flows for each of the three years in the period ended December 31, 2019, the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(c) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2020

We have served as the Company's auditor since 2000.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data

	Years Ended December 31,
	2019	2018	2017
OPERATING REVENUES	$10,076	$9,696	$9,094
OPERATING EXPENSES
Energy Costs	3,372	3,225	2,778
Operation and Maintenance	3,111	3,069	2,901
Depreciation and Amortization	1,248	1,158	1,986
(Gain) Loss on Asset Dispositions	402	(54)	—
Total Operating Expenses	8,133	7,398	7,665
OPERATING INCOME	1,943	2,298	1,429
Income from Equity Method Investments	14	15	14
Net Gains (Losses) on Trust Investments	260	(143)	134
Other Income (Deductions)	125	85	82
Non-Operating Pension and OPEB Credits (Costs)	177	76	—
Interest Expense	(569)	(476)	(391)
INCOME BEFORE INCOME TAXES	1,950	1,855	1,268
Income Tax Benefit (Expense)	(257)	(417)	306
NET INCOME	$1,693	$1,438	$1,574
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	504	505
DILUTED	507	507	507
NET INCOME PER SHARE:
BASIC	$3.35	$2.85	$3.12
DILUTED	$3.33	$2.83	$3.10

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions

	Years Ended December 31,
	2019	2018	2017
NET INCOME	$1,693	$1,438	$1,574
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(26), $11 and $(37) for the years ended 2019, 2018 and 2017, respectively	41	(17)	44
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $6, $1, and $1 for the years ended 2019, 2018 and 2017, respectively	(14)	(1)	(2)
Pension/OPEB adjustment, net of tax (expense) benefit of $18, $(18) and $(4) for the years ended 2019, 2018 and 2017, respectively	(58)	46	(8)
Other Comprehensive Income (Loss), net of tax	(31)	28	34
COMPREHENSIVE INCOME	$1,662	$1,466	$1,608

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$147	$177
Accounts Receivable, net of allowances of $60 in 2019 and $63 in 2018	1,313	1,435
Tax Receivable	21	242
Unbilled Revenues	239	240
Fuel	310	331
Materials and Supplies, net	587	571
Prepayments	79	94
Derivative Contracts	113	11
Regulatory Assets	351	389
Assets Held for Sale	30	—
Other	41	17
Total Current Assets	3,231	3,507
PROPERTY, PLANT AND EQUIPMENT	45,944	44,201
Less: Accumulated Depreciation and Amortization	(10,100)	(9,838)
Net Property, Plant and Equipment	35,844	34,363
NONCURRENT ASSETS
Regulatory Assets	3,677	3,399
Operating Lease Right-of-Use Assets	282	—
Long-Term Investments	812	896
Nuclear Decommissioning Trust (NDT) Fund	2,216	1,878
Long-Term Tax Receivable	150	—
Long-Term Receivable of Variable Interest Entity	813	624
Rabbi Trust Fund	246	224
Goodwill	—	16
Other Intangibles	149	143
Derivative Contracts	24	1
Other	286	275
Total Noncurrent Assets	8,655	7,456
TOTAL ASSETS	$47,730	$45,326

 See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2019	2018
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,365	$1,294
Commercial Paper and Loans	1,115	1,016
Accounts Payable	1,358	1,451
Derivative Contracts	36	11
Accrued Interest	116	110
Accrued Taxes	41	26
Clean Energy Program	143	143
Obligation to Return Cash Collateral	119	136
Regulatory Liabilities	234	311
Other	520	437
Total Current Liabilities	5,047	4,935
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,256	5,713
Regulatory Liabilities	3,002	3,221
Operating Leases	273	—
Asset Retirement Obligations	1,087	1,063
Other Postretirement Benefit (OPEB) Costs	734	704
OPEB Costs of Servco	626	501
Accrued Pension Costs	952	791
Accrued Pension Costs of Servco	171	109
Environmental Costs	349	327
Derivative Contracts	1	4
Long-Term Accrued Taxes	182	181
Other	218	232
Total Noncurrent Liabilities	13,851	12,846
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
CAPITALIZATION
LONG-TERM DEBT	13,743	13,168
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2019 and 2018— 534 shares	5,003	4,980
Treasury Stock, at cost, 2019 and 2018—30 shares	(831)	(808)
Retained Earnings	11,406	10,582
Accumulated Other Comprehensive Loss	(489)	(377)
Total Stockholders’ Equity	15,089	14,377
Total Capitalization	28,832	27,545
TOTAL LIABILITIES AND CAPITALIZATION	$47,730	$45,326

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,693	$1,438	$1,574
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,248	1,158	1,986
Amortization of Nuclear Fuel	178	187	199
(Gain) Loss on Asset Dispositions	402	(54)	—
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	108	97	103
Provision for Deferred Income Taxes (Other than Leases) and ITC	180	568	(167)
Non-Cash Employee Benefit Plan (Credits) Costs	(48)	70	89
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(14)	(149)	(159)
Net (Gain) Loss on Lease Investments	32	5	48
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(290)	116	188
Cost of Removal	(108)	(160)	(107)
Net Change in Regulatory Assets and Liabilities	25	(153)	(188)
Net (Gains) Losses and (Income) Expense from NDT Fund	(296)	98	(156)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	77	17	65
Accrued Taxes	(9)	(69)	16
Cash Collateral	349	(247)	(90)
Other Current Assets and Liabilities	(145)	70	(72)
Employee Benefit Plan Funding and Related Payments	(39)	(101)	(81)
Other	36	22	12
Net Cash Provided By (Used In) Operating Activities	3,379	2,913	3,260
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(3,166)	(3,912)	(4,190)
Purchase of Emissions Allowances and RECs	(98)	(146)	(117)
Proceeds from Sales of Trust Investments	1,787	1,501	2,319
Purchases of Trust Investments	(1,814)	(1,473)	(2,340)
Other	146	114	72
Net Cash Provided By (Used In) Investing Activities	(3,145)	(3,916)	(4,256)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	99	474	154
Issuance of Long-Term Debt	1,900	2,750	2,175
Redemption of Long-Term Debt	(1,250)	(1,350)	(500)
Cash Dividends Paid on Common Stock	(950)	(910)	(870)
Other	(56)	(77)	(74)
Net Cash Provided By (Used In) Financing Activities	(257)	887	885
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(23)	(116)	(111)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	199	315	426
Cash, Cash Equivalents and Restricted Cash at End of Period	$176	$199	$315
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$41	$99	$(8)
Interest Paid, Net of Amounts Capitalized	$539	$454	$377
Accrued Property, Plant and Equipment Expenditures	$499	$517	$722

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of January 1, 2017	534	$4,936	(29)	$(717)	$9,174	$(263)	$13,130
Net Income	—	—	—	—	1,574	—	1,574
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(40)	—	—	—	—	—	34	34
Comprehensive Income							1,608
Cash Dividends at $1.72 per share on Common Stock	—	—	—	—	(870)	—	(870)
Other	—	25	—	(46)	—	—	(21)
Balance as of December 31, 2017	534	$4,961	(29)	$(763)	$9,878	$(229)	$13,847
Net Income	—	—	—	—	1,438	—	1,438
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments	—	—	—	—	176	(176)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(6)	—	—	—	—	—	28	28
Comprehensive Income							1,466
Cash Dividends at $1.80 per share on Common Stock	—	—	—	—	(910)	—	(910)
Other	—	19	(1)	(45)	—	—	(26)
Balance as of December 31, 2018	534	$4,980	(30)	$(808)	$10,582	$(377)	$14,377
Net Income	—	—	—	—	1,693	—	1,693
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	—	—	81	(81)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(2)	—	—	—	—	—	(31)	(31)
Comprehensive Income							1,662
Cash Dividends at $1.88 per share on Common Stock	—	—	—	—	(950)	—	(950)
Other	—	23	—	(23)	—	—	—
Balance as of December 31, 2019	534	$5,003	(30)	$(831)	$11,406	$(489)	$15,089

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions

	Years Ended December 31,
	2019	2018	2017
OPERATING REVENUES	$6,625	$6,471	$6,324
OPERATING EXPENSES
Energy Costs	2,738	2,520	2,421
Operation and Maintenance	1,581	1,575	1,458
Depreciation and Amortization	837	770	685
Total Operating Expenses	5,156	4,865	4,564
OPERATING INCOME	1,469	1,606	1,760
Net Gains (Losses) on Trust Investments	2	(1)	2
Other Income (Deductions)	83	80	85
Non-Operating Pension and OPEB Credits (Costs)	150	59	(8)
Interest Expense	(361)	(333)	(303)
INCOME BEFORE INCOME TAXES	1,343	1,411	1,536
Income Tax Expense	(93)	(344)	(563)
NET INCOME	$1,250	$1,067	$973

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions

	Years Ended December 31,
	2019	2018	2017
NET INCOME	$1,250	$1,067	$973
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(1), $1 and $0 for the years ended 2019, 2018 and 2017, respectively	3	(1)	(1)
COMPREHENSIVE INCOME	$1,253	$1,066	$972

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$21	$39
Accounts Receivable, net of allowances of $60 in 2019 and $63 in 2018	901	879
Tax Receivable	—	20
Accounts Receivable—Affiliated Companies	1	123
Unbilled Revenues	239	240
Materials and Supplies, net	213	196
Prepayments	35	10
Regulatory Assets	351	389
Other	28	11
Total Current Assets	1,789	1,907
PROPERTY, PLANT AND EQUIPMENT	33,900	31,633
Less: Accumulated Depreciation and Amortization	(6,623)	(6,277)
Net Property, Plant and Equipment	27,277	25,356
NONCURRENT ASSETS
Regulatory Assets	3,677	3,399
Operating Lease Right-of-Use Assets	98	—
Long-Term Investments	248	270
Rabbi Trust Fund	48	45
Other	129	132
Total Noncurrent Assets	4,200	3,846
TOTAL ASSETS	$33,266	$31,109

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2019	2018
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$259	$500
Commercial Paper and Loans	362	272
Accounts Payable	639	713
Accounts Payable—Affiliated Companies	390	321
Accrued Interest	91	84
Clean Energy Program	143	143
Obligation to Return Cash Collateral	119	136
Regulatory Liabilities	234	311
Other	436	345
Total Current Liabilities	2,673	2,825
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,189	3,830
Regulatory Liabilities	3,002	3,221
Operating Leases	87	—
Asset Retirement Obligations	303	302
OPEB Costs	495	486
Accrued Pension Costs	501	400
Environmental Costs	294	268
Long-Term Accrued Taxes	115	69
Other	136	124
Total Noncurrent Liabilities	9,122	8,700
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
CAPITALIZATION
LONG-TERM DEBT	9,568	8,684
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2019 and 2018—132 shares	892	892
Contributed Capital	1,095	1,095
Basis Adjustment	986	986
Retained Earnings	8,928	7,928
Accumulated Other Comprehensive Income (Loss)	2	(1)
Total Stockholder’s Equity	11,903	10,900
Total Capitalization	21,471	19,584
TOTAL LIABILITIES AND CAPITALIZATION	$33,266	$31,109

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,250	$1,067	$973
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	837	770	685
Provision for Deferred Income Taxes and ITC	(28)	405	616
Non-Cash Employee Benefit Plan (Credits) Costs	(62)	37	50
Cost of Removal	(108)	(160)	(107)
Net Change in Other Regulatory Assets and Liabilities	25	(153)	(188)
Net Change in Certain Current Assets and Liabilities
Accounts Receivable and Unbilled Revenues	(18)	65	(106)
Materials and Supplies	(14)	1	(13)
Prepayments	(9)	14	(35)
Accounts Payable	(59)	64	1
Accounts Receivable/Payable—Affiliated Companies, net	203	(139)	101
Other Current Assets and Liabilities	62	5	15
Employee Benefit Plan Funding and Related Payments	(21)	(85)	(68)
Other	(23)	(38)	(86)
Net Cash Provided By (Used In) Operating Activities	2,035	1,853	1,838
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,542)	(2,896)	(2,919)
Proceeds from Sales of Trust Investments	36	20	36
Purchases of Trust Investments	(34)	(22)	(37)
Solar Loan Investments	8	(5)	7
Other	10	9	10
Net Cash Provided By (Used In) Investing Activities	(2,522)	(2,894)	(2,903)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	90	272	—
Issuance of Long-Term Debt	1,150	1,350	775
Redemption of Long-Term Debt	(500)	(750)	—
Contributed Capital	—	—	150
Cash Dividend Paid	(250)	—	—
Other	(14)	(14)	(9)
Net Cash Provided By (Used In) Financing Activities	476	858	916
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(11)	(183)	(149)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	61	244	393
Cash, Cash Equivalents and Restricted Cash at End of Period	$50	$61	$244
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(48)	$94	$(104)
Interest Paid, Net of Amounts Capitalized	$343	$318	$294
Accrued Property, Plant and Equipment Expenditures	$335	$350	$429

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
Millions

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2017	$892	$945	$986	$5,888	$1	$8,712
Net Income	—	—	—	973	—	973
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	(1)	(1)
Comprehensive Income						972
Contributed Capital	—	150	—	—	—	150
Balance as of December 31, 2017	$892	$1,095	$986	$6,861	$—	$9,834
Net Income	—	—	—	1,067	—	1,067
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(1)	(1)
Comprehensive Income						1,066
Balance as of December 31, 2018	$892	$1,095	$986	$7,928	$(1)	$10,900
Net Income	—	—	—	1,250	—	1,250
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	3	3
Comprehensive Income						1,253
Cash Dividends Paid	—	—	—	(250)	—	(250)
Balance as of December 31, 2019	$892	$1,095	$986	$8,928	$2	$11,903

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions

	Years Ended December 31,
	2019	2018	2017
OPERATING REVENUES	$4,385	$4,146	$3,860
OPERATING EXPENSES
Energy Costs	2,118	2,197	1,913
Operation and Maintenance	1,040	1,053	1,046
Depreciation and Amortization	377	354	1,268
(Gain) Loss on Asset Dispositions	402	(54)	—
Total Operating Expenses	3,937	3,550	4,227
OPERATING INCOME (LOSS)	448	596	(367)
Income from Equity Method Investments	14	15	14
Net Gains (Losses) on Trust Investments	253	(140)	125
Other Income (Deductions)	54	21	20
Non-Operating Pension and OPEB (Costs) Credits	21	15	8
Interest Expense	(119)	(76)	(50)
INCOME (LOSS) BEFORE INCOME TAXES	671	431	(250)
Income Tax Benefit (Expense)	(203)	(66)	729
NET INCOME	$468	$365	$479

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions

	Years Ended December 31,
	2019	2018	2017
NET INCOME	$468	$365	$479
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(22), $9, and $(39) for the years ended 2019, 2018 and 2017, respectively	32	(13)	46
Pension/OPEB adjustment, net of tax (expense) benefit of $13, $(16) and $(3) for the years ended 2019, 2018 and 2017, respectively	(45)	41	(7)
Other Comprehensive Income (Loss), net of tax	(13)	28	39
COMPREHENSIVE INCOME	$455	$393	$518

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$21	$22
Accounts Receivable	309	477
Accounts Receivable—Affiliated Companies	408	274
Short-Term Loan to Affiliate	149	—
Fuel	310	331
Materials and Supplies, net	372	373
Derivative Contracts	113	11
Prepayments	11	14
Assets Held for Sale	28	—
Other	5	5
Total Current Assets	1,726	1,507
PROPERTY, PLANT AND EQUIPMENT	11,699	12,224
Less: Accumulated Depreciation and Amortization	(3,273)	(3,382)
Net Property, Plant and Equipment	8,426	8,842
NONCURRENT ASSETS
Operating Lease Right-of-Use Assets	71	—
NDT Fund	2,216	1,878
Long-Term Investments	66	86
Goodwill	—	16
Other Intangibles	149	143
Rabbi Trust Fund	62	56
Derivative Contracts	24	1
Other	65	65
Total Noncurrent Assets	2,653	2,245
TOTAL ASSETS	$12,805	$12,594

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2019	2018
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$406	$44
Accounts Payable	505	498
Accounts Payable—Affiliated Companies	5	16
Short-Term Loan from Affiliate	—	193
Derivative Contracts	31	11
Accrued Interest	21	21
Other	91	59
Total Current Liabilities	1,059	842
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,876	1,619
Operating Leases	62	—
Asset Retirement Obligations	781	758
OPEB Costs	192	176
Accrued Pension Costs	284	246
Derivative Contracts	1	4
Long-Term Accrued Taxes	115	76
Other	111	122
Total Noncurrent Liabilities	3,422	3,001
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
LONG-TERM DEBT	2,434	2,791
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,063	5,051
Accumulated Other Comprehensive Loss	(401)	(319)
Total Member’s Equity	5,890	5,960
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,805	$12,594

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$468	$365	$479
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	377	354	1,268
Amortization of Nuclear Fuel	178	187	199
(Gain) Loss on Asset Dispositions	402	(54)	—
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	108	97	103
Provision for Deferred Income Taxes and ITC	248	206	(807)
Non-Cash Employee Benefit Plan Costs	7	23	28
Interest Accretion on Asset Retirement Obligation	40	41	30
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(290)	116	188
Net (Gains) Losses and (Income) Expense from NDT Fund	(296)	98	(156)
Net Change in Certain Current Assets and Liabilities
Fuel, Materials and Supplies	(1)	(39)	42
Cash Collateral	349	(247)	(90)
Accounts Receivable	(32)	51	(45)
Accounts Payable	5	(13)	39
Accounts Receivable/Payable—Affiliated Companies, net	(112)	(56)	(2)
Other Current Assets and Liabilities	14	(40)	10
Employee Benefit Plan Funding and Related Payments	(11)	(9)	(7)
Other	25	4	47
Net Cash Provided By (Used In) Operating Activities	1,479	1,084	1,326
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(607)	(996)	(1,231)
Purchase of Emissions Allowances and RECs	(98)	(146)	(117)
Proceeds from Sales of Trust Investments	1,658	1,423	2,182
Purchases of Trust Investments	(1,685)	(1,392)	(2,199)
Short-Term Loan to Affiliate	(149)	—	87
Other	120	60	46
Net Cash Provided By (Used In) Investing Activities	(761)	(1,051)	(1,232)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	—	700	—
Cash Dividend Paid	(525)	(400)	(350)
Redemption of Long-Term Debt	—	(250)	—
Short-Term Loan from Affiliate	(193)	(88)	281
Other	(1)	(5)	(4)
Net Cash Provided By (Used In) Financing Activities	(719)	(43)	(73)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(1)	(10)	21
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	22	32	11
Cash, Cash Equivalents and Restricted Cash at End of Period	$21	$22	$32
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(41)	$(92)	$77
Interest Paid, Net of Amounts Capitalized	$113	$73	$48
Accrued Property, Plant and Equipment Expenditures	$164	$167	$293

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2017	$2,214	$(986)	$4,782	$(211)	$5,799
Net Income	—	—	479	—	479
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(42)	—	—	—	39	39
Comprehensive Income					518
Cash Dividends Paid	—	—	(350)	—	(350)
Balance as of December 31, 2017	$2,214	$(986)	$4,911	$(172)	$5,967
Net Income	—	—	365	—	365
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments	—	—	175	(175)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(7)	—	—	—	28	28
Comprehensive Income					393
Cash Dividends Paid	—	—	(400)	—	(400)
Balance as of December 31, 2018	$2,214	$(986)	$5,051	$(319)	$5,960
Net Income	—	—	468	—	468
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	69	(69)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(9)	—	—	—	(13)	(13)
Comprehensive Income					455
Cash Dividends Paid	—	—	(525)	—	(525)
Balance as of December 31, 2019	$2,214	$(986)	$5,063	$(401)	$5,890

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

•
PSEG Power LLC (PSEG Power)—which is a multi-regional energy supply company that integrates the operations of its merchant nuclear and fossil generating assets with its power marketing businesses and fuel supply functions through competitive energy sales in well-developed energy markets primarily in the Northeast and Mid-Atlantic United States through its principal direct wholly owned subsidiaries. In addition, PSEG Power owns and operates solar generation in various states. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency (EPA) and the states in which they operate.

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
PSE&G and PSEG Power also have undivided interests in certain jointly-owned facilities, with each responsible for paying its respective ownership share of construction costs, fuel purchases and operating expenses. PSE&G and PSEG Power consolidate their portion of any revenues and expenses related to their respective jointly-owned facilities in the appropriate revenue and expense categories.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2019.

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
As of December 31, 2018
Cash and Cash Equivalents	$39	$22	$116	$177
Restricted Cash in Other Current Assets	8	—	—	8
Restricted Cash in Other Noncurrent Assets	14	—	—	14
Cash, Cash Equivalents and Restricted Cash	$61	$22	$116	$199
As of December 31, 2019
Cash and Cash Equivalents	$21	$21	$105	$147
Restricted Cash in Other Current Assets	11	—	—	11
Restricted Cash in Other Noncurrent Assets	18	—	—	18
Cash, Cash Equivalents and Restricted Cash	$50	$21	$105	$176

(A)	Includes amounts applicable to PSEG (parent company), Energy Holdings and Services.
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
Certain offsetting derivative assets and liabilities are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, these positions are offset on the Consolidated Balance Sheets of PSEG Power and PSEG.
For cash flow hedges, the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is deferred in Accumulated Other Comprehensive Income (Loss) until earnings are affected by the variability of cash flows of the hedged transaction.
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
For additional information regarding derivative financial instruments, see Note 18. Financial Risk Management Activities.
Revenue Recognition
PSE&G’s regulated electric and gas revenues are recorded primarily based on services rendered to customers. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The majority of PSEG Power’s revenues relate to bilateral contracts, which are accounted for on the accrual basis as the energy is delivered. PSEG Power’s revenue also includes changes in the value of energy derivative contracts that are not designated as NPNS. See Note 18. Financial Risk Management Activities for further discussion.
PJM Interconnection, L.L.C. (PJM), the Independent System Operator-New England (ISO-NE) and the New York Independent System Operator (NYISO) facilitate the dispatch of energy and energy-related products. PSEG Power generally reports electricity sales and purchases conducted with those individual ISOs on a net hourly basis in either Revenues or Energy Costs in its Consolidated Statement of Operations, the classification of which depends on the net hourly activity. Capacity revenue and expense are also reported net based on PSEG Power’s monthly net sale or purchase position in the individual ISOs.
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
For additional information regarding Revenues, see Note 3. Revenues.
Depreciation and Amortization (D&A)
PSE&G calculates depreciation under the straight-line method based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU or FERC. The average depreciation rate stated as a percentage of original cost of depreciable property was as follows:

	2019	2018	2017
	Avg Rate	Avg Rate	Avg Rate
Electric Transmission	2.41%	2.42%	2.41%
Electric Distribution	2.54%	2.51%	2.51%
Gas Distribution	1.85%	1.61%	1.63%

PSEG Power calculates depreciation on generation-related assets under the straight-line method based on the assets’ estimated useful lives. The estimated useful lives are:

•	general plant assets—3 years to 20 years

•	fossil production assets—30 years to 56 years

•	nuclear generation assets—approximately 60 years

•	pumped storage facilities—76 years

•	solar assets—25 years to 35 years
Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized During Construction (IDC)
AFUDC represents the cost of debt and equity funds used to finance the construction of new utility assets at PSE&G. IDC represents the cost of debt used to finance construction at PSEG Power. The amount of AFUDC or IDC capitalized as Property, Plant and Equipment is included as a reduction of interest charges or other income for the equity portion. The amounts and average rates used to calculate AFUDC or IDC for the years ended December 31, 2019, 2018 and 2017 were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	AFUDC/IDC Capitalized
	2019		2018		2017
	Millions	Avg Rate	Millions	Avg Rate	Millions	Avg Rate
PSE&G	$81	7.22%	$70	7.74%	$73	7.42%
PSEG Power	$27	4.60%	$67	4.60%	$78	4.60%

Income Taxes
PSEG and its subsidiaries file a consolidated federal income tax return and income taxes are allocated to PSEG’s subsidiaries based on the taxable income or loss of each subsidiary on a separate return basis in accordance with a tax-sharing agreement between PSEG and each of its affiliated subsidiaries. Allocations between PSEG and its subsidiaries are recorded through intercompany accounts. Investment tax credits deferred in prior years are being amortized over the useful lives of the related property.
Uncertain income tax positions are accounted for using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more-likely-than-not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. See Note 22. Income Taxes for further discussion.
Impairment of Long-Lived Assets and Leveraged Leases
Management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate, counterparty credit worthiness or market conditions, including prolonged periods of adverse commodity and capacity prices or a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life, could potentially indicate an asset’s or asset group’s carrying amount may not be recoverable. In such an event, an undiscounted cash flow analysis is performed to determine if an impairment exists. When a long-lived asset’s or asset group’s carrying amount exceeds the associated undiscounted estimated future cash flows, the asset/asset group is considered impaired to the extent that its fair value is less than its carrying amount. An impairment would result in a reduction of the value of the long-lived asset/asset group through a non-cash charge to earnings. See Note 4. Early Plant Retirements/Asset Dispositions for more information.
For PSEG Power, cash flows for long-lived assets and asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The cash flows from the generation units are generally evaluated at a regional portfolio level (PJM, NYISO, ISO-NE) along with cash flows generated from the customer supply and risk management activities, inclusive of cash flows from contracts, including those that are accounted for as derivatives and meet the NPNS scope exception. In certain cases, generation assets are evaluated on an individual basis where those assets are individually contracted on a long-term basis with a third party and operations are independent of other generation assets (typically PSEG Power’s solar plants and Kalaeloa).
Energy Holdings’ leveraged leases are comprised of Lease Receivables (net of non-recourse debt), the estimated residual value of leased assets, and unearned and deferred income. Residual values are the estimated values of the leased assets at the end of the respective lease per the original lease terms, net of any subsequent impairments. A review of the residual valuations, which are calculated by discounting the cash flows related to the leased assets after the lease term, is performed at least annually for each asset subject to lease using specific assumptions tailored to each asset. Those valuations are compared to the recorded residual values to determine if an impairment is warranted.
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
Materials and Supplies and Fuel
PSE&G’s and PSEG Power’s materials and supplies are carried at average cost and charged to inventory when purchased and expensed or capitalized to Property, Plant and Equipment, as appropriate, when installed or used. Fuel inventory at PSEG Power is valued at the lower of average cost or market and includes stored natural gas, coal, fuel oil and propane used to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generate power and to satisfy obligations under PSEG Power’s gas supply contracts with PSE&G. The costs of fuel, including initial transportation costs, are included in inventory when purchased and charged to Energy Costs when used or sold. The cost of nuclear fuel is capitalized within Property, Plant and Equipment and amortized to fuel expense using the units-of-production method.
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
PSEG Power capitalizes costs, including those related to its jointly-owned facilities, which increase the capacity, improve or extend the life of an existing asset, represent a newly acquired or constructed asset or represent the replacement of a retired asset. The cost of maintenance, repair and replacement of minor items of property is charged to appropriate expense accounts as incurred. Environmental costs are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets’ environmental safety or efficiency. All other environmental expenditures are expensed as incurred. PSEG Power also capitalizes spare parts that meet specific criteria. Capitalized spares are depreciated over the remaining lives of their associated assets.
Leases
Effective January 1, 2019, PSEG and its subsidiaries adopted new accounting guidance. See Note 2. Recent Accounting Standards for additional information.
PSEG and its subsidiaries, when acting as lessee or lessor, determine if an arrangement is a lease at inception. PSEG assesses contracts to determine if the arrangement conveys (i) the right to control the use of the identified property, (ii) the right to obtain substantially all of the economic benefits from the use of the property, and (iii) the right to direct the use of the property.
PSEG and its subsidiaries are neither the lessee nor the lessor in any material leases that are not classified as operating leases.
Lessee—Operating Lease Right-of-Use Assets represent the right to use an underlying asset for the lease term and Operating Lease Liabilities represent the obligation to make lease payments arising from the lease. Operating Lease Right-of-Use Assets and Operating Lease Liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.
The current portion of Operating Lease Liabilities is included in Other Current Liabilities. Operating Lease Right-of-Use Assets and noncurrent Operating Lease Liabilities are included as separate captions in Noncurrent Assets and Noncurrent Liabilities, respectively, on the Consolidated Balance Sheets of PSEG, PSE&G and PSEG Power. PSEG and its subsidiaries do not recognize Operating Lease Right-of-Use Assets and Operating Lease Liabilities for leases where the term is twelve months or less.
PSEG and its subsidiaries recognize the lease payments on a straight-line basis over the term of the leases and variable lease payments in the period in which the obligations for those payments are incurred.
As lessee, most of the operating leases of PSEG and its subsidiaries do not provide an implicit rate; therefore, incremental borrowing rates are used based on the information available at commencement date in determining the present value of lease payments. The implicit rate is used when readily determinable. PSE&G’s incremental borrowing rates are based on secured borrowing rates. PSEG’s and PSEG Power’s incremental borrowing rates are generally unsecured rates. Having calculated simulated secured rates for each of PSEG and PSEG Power, it was determined that the difference between the unsecured borrowing rates and the simulated secured rates had an immaterial effect on their recorded Operating Lease Right-of-Use Assets and Operating Lease Liabilities. Services, PSEG LI and other subsidiaries of PSEG that do not borrow funds or issue debt may enter into leases. Since these companies do not have credit ratings and related incremental borrowing rates, PSEG has determined that it is appropriate for these companies to use the incremental borrowing rate of PSEG, the parent company.
Lease terms may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised.
PSEG and its subsidiaries have lease agreements with lease and non-lease components. For real estate, equipment and vehicle leases, the lease and non-lease components are accounted for as a single lease component.
Lessor—Property subject to operating leases, where PSEG or one of its subsidiaries is the lessor, is included in Property, Plant and Equipment and rental income from these leases is included in Operating Revenues.
PSEG and its subsidiaries, have lease agreements with lease and non-lease components, which are primarily related to real estate assets and solar generating facilities. PSEG and subsidiaries account for the lease and non-lease components as a single lease component.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Energy Holdings is the lessor in leveraged leases. Leveraged lease accounting guidance is grandfathered for existing leveraged leases. Energy Holdings’ leveraged leases are accounted for in Operating Revenues and in Noncurrent Long-Term Investments. If modified after January 1, 2019, those leveraged leases will be accounted for as operating or financing leases. See Note 9. Long-Term Investments and Note 10. Financing Receivables.
See Note 8. Leases for detailed information on leases.
Trust Investments
These securities comprise the Nuclear Decommissioning Trust (NDT) Fund, a master independent external trust account maintained to provide for the costs of decommissioning upon termination of operations of PSEG Power’s nuclear facilities and amounts that are deposited to fund a Rabbi Trust which was established to meet the obligations related to non-qualified pension plans and deferred compensation plans.
Effective January 1, 2018, unrealized gains and losses on equity security investments are recorded in Net Income instead of Other Comprehensive Income (Loss). The debt securities continue to be classified as available-for-sale with the unrealized gains and losses recorded as a component of Accumulated Other Comprehensive Income (Loss). Realized gains and losses on both equity and available-for-sale debt security investments are recorded in earnings and are included with the unrealized gains and losses on equity securities in Net Gains (Losses) on Trust Investments. Other-than-temporary impairments on NDT and Rabbi Trust debt securities are also included in Net Gains (Losses) on Trust Investments. See Note 11. Trust Investments for further discussion.
Pension and Other Postretirement Benefits (OPEB) Plans
The market-related value of plan assets held for the qualified pension and OPEB plans is equal to the fair value of those assets as of year-end. Fair value is determined using quoted market prices and independent pricing services based upon the security type as reported by the trustee at the measurement date (December 31) as well as investments in unlisted real estate which is valued via third-party appraisals.
PSEG recognizes a long-term receivable primarily related to future funding by LIPA of Servco’s recognized pension and OPEB liabilities. This receivable is presented separately on the Consolidated Balance Sheet of PSEG as a noncurrent asset.
Pursuant to the OSA, Servco records expense for contributions to its pension plan trusts and for OPEB payments made to retirees.
See Note 14. Pension, Other Postretirement Benefits (OPEB) and Savings Plans for further discussion.
Basis Adjustment
PSE&G and PSEG Power have recorded a Basis Adjustment in their respective Consolidated Balance Sheets related to the generation assets that were transferred from PSE&G to PSEG Power in August 2000 at the price specified by the BPU. Because the transfer was between affiliates, the transaction was recorded at the net book value of the assets and liabilities rather than the transfer price. The difference between the total transfer price and the net book value of the generation-related assets and liabilities, $986 million, net of tax, was recorded as a Basis Adjustment on PSE&G’s and PSEG Power’s Consolidated Balance Sheets. The $986 million is an addition to PSE&G’s Common Stockholder’s Equity and a reduction of PSEG Power’s Member’s Equity. These amounts are eliminated on PSEG’s consolidated financial statements.
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
New Standards Adopted in 2019
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The impact of adoption on PSEG’s Consolidated Balance Sheet was to record Operating Lease Right-of-Use Assets of $261 million and Operating Lease Liabilities of $282 million. As part of that impact, PSEG reclassified deferred rent incentives and deferred rent liabilities of approximately $21 million, which were previously classified as Other Noncurrent Liabilities, to Operating Lease Right-of-Use Assets in accordance with this standard. PSE&G’s assets and liabilities each increased by $91 million and PSEG Power’s assets and liabilities each increased by $46 million. PSEG’s adoption of this standard did not have a material impact on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows of PSEG, PSE&G and PSEG Power. See Note 8. Leases for additional information.
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities—ASU 2017-12, updated by ASU 2018-16 and 2019-04
This accounting standard’s amendments more closely align hedge accounting with companies’ risk management activities in the financial statements and ease the operational burden of applying hedge accounting.
PSEG adopted this standard on January 1, 2019. The standard requires using a modified retrospective method upon adoption. PSEG analyzed the impact of this standard on its consolidated financial statements and determined that the standard could enable PSEG to enter into certain transactions that can be deemed hedges that previously would not have qualified. Adoption of this standard did not have a material impact on the financial statements of PSEG, PSE&G and PSEG Power.
Premium Amortization on Purchased Callable Debt Securities—ASU 2017-08
This accounting standard was issued to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the standard requires the premium to be amortized to the earliest call date.
PSEG adopted this standard on January 1, 2019 on a modified retrospective basis through a cumulative effect adjustment directly to Retained Earnings as of the beginning of 2019. Adoption of this standard did not have a material impact on the financial statements of PSEG, PSE&G and PSEG Power.
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
This standard requires application on a prospective basis and disclosure of the nature of and reason for the change in accounting principle upon transition. The new standard is effective for impairment tests for periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. PSEG early adopted this standard in the fourth quarter of 2019. See Note 12. Goodwill and Other Intangibles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Standards Issued But Not Yet Adopted As of December 31, 2019
Measurement of Credit Losses on Financial Instruments—ASU 2016-13, updated by ASU 2018-19, 2019-04, 2019-05, 2019-11 and 2020-02
This accounting standard provides a new model for recognizing credit losses on financial assets. The new model requires entities to use an estimate of expected credit losses that will be recognized as an impairment allowance rather than a direct write-down of the amortized cost basis. The estimate of expected credit losses is to be based on past events, current conditions and supportable forecasts over a reasonable period. For purchased financial assets with credit deterioration, a similar model is to be used; however, the initial allowance will be added to the purchase price rather than reported as an allowance. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP; however, this standard requires those credit losses to be presented as an allowance, rather than a write-down. This new standard also requires additional disclosures of the allowance for credit losses by financial asset type, including disclosures of credit quality indicators for each class of financial asset disaggregated by year of origination.
The standard is effective for annual and interim periods beginning after December 15, 2019. PSEG adopted this standard on January 1, 2020 on a modified retrospective basis through a cumulative effect charge to Retained Earnings. The impact of adoption of this standard was immaterial on the financial statements of PSEG, PSE&G and PSEG Power.
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
The standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. This standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. PSEG adopted this standard prospectively on January 1, 2020. PSEG, PSE&G and PSEG Power do not expect a material impact on their respective financial statements.
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
This standard is effective for annual and interim periods beginning after December 15, 2019. The standard is required to be applied retrospectively with a cumulative effect adjustment to Retained Earnings at the beginning of the earliest period presented. Early adoption is permitted. PSEG adopted this standard on January 1, 2020. Adoption of this standard did not have an impact on the financial statements of PSEG, PSE&G and PSEG Power.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Simplifying the Accounting for Income Taxes—ASU 2019-12
This accounting standard simplifies the accounting for income taxes, including the elimination of certain exceptions to current requirements. Certain other requirements related to franchise taxes that are partially based on income, step-up of tax basis of goodwill and allocation of consolidated taxes to legal entities have been added and certain clarifications were made to other requirements.
The standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Certain amendments in this standard will be applied on a retrospective basis to all periods presented. Certain other amendments will be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative effect adjustment to Retained Earnings as of the beginning of the fiscal year of adoption. All other amendments will be applied on a prospective basis. PSEG is currently analyzing the impact of this standard on its financial statements.
Clarifying the Interactions between Investments-Equity Securities, Investments-Equity Method and Joint Ventures, and Derivatives and Hedging—ASU 2020-01
This accounting standard clarifies that an entity should consider transaction prices for purposes of measuring the fair value of certain equity securities immediately before applying or upon discontinuing the equity method. This accounting standard also clarifies that when accounting for contracts entered into to purchase equity securities, an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, the underlying securities would be accounted for under the equity method or the fair value option.
The standard is effective for fiscal years beginning after December 15, 2020. Amendments in this standard will be applied prospectively. Under a prospective transition, PSEG will apply the amendments at the beginning of the interim period that includes the adoption date. PSEG is currently analyzing the impact of this standard on its financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG Power
Revenues from Contracts with Customers
Electricity and Related Products—Wholesale and retail load contracts are executed in the different ISO regions for the bundled supply of energy, capacity, renewable energy credits (RECs) and ancillary services representing PSEG Power’s performance obligations. Revenue for these contracts is recognized over time as the bundled service is provided to the customer. Transaction terms generally run from several months to three years. PSEG Power also sells to the ISOs energy and ancillary services which are separately transacted in the day-ahead or real-time energy markets. The energy and ancillary services performance obligations are typically satisfied over time as delivered and revenue is recognized accordingly. PSEG Power generally reports electricity sales and purchases conducted with those individual ISOs net on an hourly basis in either Operating Revenues or Energy Costs in its Consolidated Statements of Operations. The classification depends on the net hourly activity.
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
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded Zero Emission Certificates (ZECs) by the BPU. These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022 from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognizes revenue when the units generate electricity, which is when the performance obligation is satisfied. These revenues are included in PJM Sales in the following tables. See Note 4. Early Plant Retirements/Asset Dispositions for additional information.
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
Revenues Unrelated to Contracts with Customers
PSEG Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 18. Financial Risk Management Activities for further discussion. PSEG Power is also a party to solar contracts that qualify as leases and are accounted for in accordance with lease accounting guidance.
Other
Revenues from Contracts with Customers
PSEG LI has a contract with LIPA which generates revenues. PSEG LI’s subsidiary, Servco records costs which are recovered from LIPA and records the recovery of those costs as revenues when Servco is a principal in the transaction.
Revenues Unrelated to Contracts with Customers
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Year Ended December 31, 2019
Revenues from Contracts with Customers
Electric Distribution	$3,224	$—	$—	$—	$3,224
Gas Distribution	1,870	—	—	(15)	1,855
Transmission	1,181	—	—	—	1,181
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,785	—	—	1,785
Sales to Affiliates	—	536	—	(536)	—
NY-ISO	—	143	—	—	143
ISO-NE	—	137	—	—	137
Gas Sales
Third-Party Sales	—	92	—	—	92
Sales to Affiliates	—	927	—	(927)	—
Other Revenues from Contracts with Customers (A)	284	46	566	(5)	891
Total Revenues from Contracts with Customers	6,559	3,666	566	(1,483)	9,308
Revenues Unrelated to Contracts with Customers (B)	66	719	(17)	—	768
Total Operating Revenues	$6,625	$4,385	$549	$(1,483)	$10,076

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Year Ended December 31, 2018
Revenues from Contracts with Customers
Electric Distribution	$3,131	$—	$—	$—	$3,131
Gas Distribution	1,756	—	—	(18)	1,738
Transmission	1,236	—	—	—	1,236
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,933	—	—	1,933
Sales to Affiliates	—	609	—	(609)	—
NY-ISO	—	209	—	—	209
ISO-NE	—	92	—	—	92
Gas Sales
Third-Party Sales	—	151	—	—	151
Sales to Affiliates	—	861	—	(861)	—
Other Revenues from Contracts with Customers (A)	275	44	532	(4)	847
Total Revenues from Contracts with Customers	6,398	3,899	532	(1,492)	9,337
Revenues Unrelated to Contracts with Customers (B)	73	247	39	—	359
Total Operating Revenues	$6,471	$4,146	$571	$(1,492)	$9,696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Year Ended December 31, 2017
Revenues from Contracts with Customers
Electric Distribution	$3,088	$—	$—	$—	$3,088
Gas Distribution	1,684	—	—	(14)	1,670
Transmission	1,222	—	—	—	1,222
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,199	—	—	1,199
Sales to Affiliates	—	734	—	(734)	—
NY-ISO	—	181	—	—	181
ISO-NE	—	39	—	—	39
Gas Sales
Third-Party Sales	—	134	—	—	134
Sales to Affiliates	—	804	—	(804)	—
Other Revenues from Contracts with Customers (A)	265	42	511	(4)	814
Total Revenues from Contracts with Customers	6,259	3,133	511	(1,556)	8,347
Revenues Unrelated to Contracts with Customers (B)	65	727	(45)	—	747
Total Operating Revenues	$6,324	$3,860	$466	$(1,556)	$9,094

(A)
Includes primarily revenues from appliance repair services at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at PSEG Power, and PSEG LI’s OSA with LIPA in Other.

(B)
Includes primarily alternative revenues at PSE&G, derivative contracts at PSEG Power, and lease contracts in Other. For the years ended December 31, 2019, 2018 and 2017, Other includes losses of $58 million, $8 million and $77 million, respectively, related to Energy Holdings’ investments in leases. For additional information, see Note 9. Long-Term Investments.

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of December 31, 2019 and 2018. Substantially all of PSE&G’s accounts receivable result from contracts with customers that are priced at tariff rates. Allowances represented approximately six percent and seven percent of accounts receivable as of December 31, 2019 and 2018, respectively.
PSEG Power
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of December 31, 2019 and 2018.
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
Other
PSEG LI does not have any material contract balances as of December 31, 2019 and 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG Power
As previously stated, capacity transactions with ISOs are reported on a net basis dependent on PSEG Power’s monthly net sale or purchase position through the individual ISOs.
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

Delivery Year	$ per Megawatt (MW)-Day	MW Cleared
June 2019 to May 2020	$116	8,300
June 2020 to May 2021	$179	7,300
June 2021 to May 2022	$182	6,900

Capacity Payments from the ISO-NE Forward Capacity Market—The Forward Capacity Market (FCM) Auction is conducted annually three years in advance of the operating period. The table below includes PSEG Power’s cleared capacity in the FCM Auction for the Bridgeport Harbor Station 5 (BH5), which cleared the 2019/2020 auction at $231/MW-day for seven years, and the planned retirement of Bridgeport Harbor Station 3 (BH3) in 2021. PSEG Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the FCM auctions which have been completed:

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
Other
The LIPA OSA is a 12-year services contract ending in 2025 with annual fixed and incentive components. The fixed fee for the provision of services thereunder in 2020 is $67 million and could increase each year based on the change in the Consumer Price Index (CPI).
Note 4. Early Plant Retirements/Asset Dispositions
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour (KWh) used (which is equivalent to approximately $10 per megawatt hour (MWh) generated in payments to selected nuclear plants (ZEC payment)). These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations during that period, subject to exceptions specified in the ZEC legislation. PSEG Power has and will continue to recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC legislation requires nuclear plants to reapply for any subsequent three year periods. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preventing the retirement of nuclear plants. The BPU’s decision awarding ZECs has been appealed by the Division of Rate Counsel. PSEG cannot predict the outcome of this matter. In the event that (i) the ZEC program is overturned or otherwise materially adversely modified through legal process, (ii) the terms and conditions of the subsequent period under the ZEC program, including the amount of ZEC payments that may be awarded, materially differ from those of the current ZEC period, or (iii) any of the Salem 1, Salem 2 and Hope Creek plants is not awarded ZEC payments by the BPU and does not otherwise experience a material financial change, PSEG Power will take all necessary steps to retire all of these plants subsequent to the initial ZEC period at or prior to a scheduled refueling outage. Alternatively, if all of the Salem 1, Salem 2 and Hope Creek plants are selected to continue to receive ZEC payments but the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors, PSEG Power would still take all necessary steps to retire all of these plants. The costs and accounting charges associated with any such retirement, which may include, among other things, accelerated D&A, impairment charges, potential penalties associated with the early termination of capacity obligations and fuel contracts, accelerated asset retirement costs, severance costs, environmental remediation costs and, in certain circumstances potential additional funding of the NDT Fund, would be material to both PSEG and PSEG Power.
Fossil
In June 2017, PSEG Power completed its retirement of the generation operations of the existing coal/gas units at the Hudson and Mercer generating stations.
During the year ended December 31, 2017, PSEG Power recognized total D&A of $964 million for the Hudson and Mercer units to reflect the significant shortening of their expected economic useful lives. In December 2018, PSEG Power completed the sale of the sites of the retired Hudson and Mercer units. PSEG Power transferred all land rights and structures on the sites to a third-party purchaser, along with the assumption of the environmental liabilities for the sites. As a result of the sale and transfer of liabilities, PSEG Power recorded a pre-tax gain in 2018 of $54 million.
In September 2019, PSEG Power completed the sale of its ownership interests in the Keystone and Conemaugh generation plants and related assets and liabilities. PSEG Power recorded a pre-tax loss on disposition of approximately $400 million in the second quarter of 2019 as the sale price was less than book value.
On February 23, 2020, PSEG Fossil LLC (Fossil), a direct wholly owned subsidiary of PSEG Power, entered into a Purchase Agreement with Yards Creek Energy, LLC (Yards Creek Energy), an affiliate of LS Power, relating to the sale by Fossil of its ownership interests in the Yards Creek generation facility and related assets, including the assumption by Yards Creek Energy of related liabilities. The transaction is targeted to close during the second half of 2020, subject to customary closing conditions and regulatory approvals. As a result, in the fourth quarter of 2019, $28 million of Property, Plant and Equipment was reclassified as Assets Held for Sale on PSEG’s and PSEG Power’s Consolidated Balance Sheets.
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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. In 2019, 2018 and 2017, Servco recorded $490 million, $458 million and $438 million, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property, Plant and Equipment and Jointly-Owned Facilities
Information related to Property, Plant and Equipment as of December 31, 2019 and 2018 is detailed below:

	PSE&G	PSEG Power	Other	PSEG Consolidated
	Millions
2019
Transmission and Distribution:
Electric Transmission	$12,908	$—	$—	$12,908
Electric Distribution	9,255	—	—	9,255
Gas Distribution and Transmission	8,430	—	—	8,430
Construction Work in Progress	1,607	—	—	1,607
Other	639	—	—	639
Total Transmission and Distribution	32,839	—	—	32,839
Generation:
Fossil Production	—	6,570	—	6,570
Nuclear Production	—	3,087	—	3,087
Nuclear Fuel in Service	—	761	—	761
Other Production-Solar	663	911	—	1,574
Construction Work in Progress	—	277	—	277
Total Generation	663	11,606	—	12,269
Other	398	93	345	836
Total	$33,900	$11,699	$345	$45,944

	PSE&G	PSEG Power	Other	PSEG Consolidated
	Millions
2018
Transmission and Distribution:
Electric Transmission	$11,991	$—	$—	$11,991
Electric Distribution	8,989	—	—	8,989
Gas Distribution and Transmission	7,854	—	—	7,854
Construction Work in Progress	1,170	—	—	1,170
Other	624	—	—	624
Total Transmission and Distribution	30,628	—	—	30,628
Generation:
Fossil Production	—	6,541	—	6,541
Nuclear Production	—	2,971	—	2,971
Nuclear Fuel in Service	—	765	—	765
Other Production-Solar	623	833	—	1,456
Construction Work in Progress	—	1,011	—	1,011
Total Generation	623	12,121	—	12,744
Other	382	103	344	829
Total	$31,633	$12,224	$344	$44,201

As part of its solar production portfolio, PSEG Power owns and operates two California-based solar facilities with an aggregate capacity of approximately 30 MW direct current whose output is sold to Pacific Gas and Electric Company (PG&E) under power purchase agreements (PPAs) with twenty year terms. The net book value of these solar facilities was approximately $55 million as of December 31, 2019. In January 2019, PG&E and its parent company PG&E Corporation filed for Chapter 11 bankruptcy protection. PSEG Power cannot predict the ultimate outcome that this bankruptcy proceeding will have on its ability to collect all of the future revenues from these facilities due under the PPAs; however, any adverse changes to the terms of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG Power’s PPAs as a result of this bankruptcy proceeding could result in the future impairment of these assets in amounts up to their current net book value.
PSE&G and PSEG Power have ownership interests in and are responsible for providing their respective shares of the necessary financing for the following jointly-owned facilities to which they are a party. All amounts reflect PSE&G’s or PSEG Power’s share of the jointly-owned projects and the corresponding direct expenses are included in the Consolidated Statements of Operations as Operating Expenses.

		As of December 31,
		2019		2018
	Ownership		Accumulated		Accumulated
	Interest	Plant	Depreciation	Plant	Depreciation
		Millions
PSE&G:
Transmission Facilities	Various	$161	$60	$162	$58
PSEG Power:
Coal Generating (A):
Conemaugh	23%	N/A	N/A	$417	$192
Keystone	23%	N/A	N/A	$416	$200
Nuclear Generating:
Peach Bottom	50%	$1,340	$435	$1,334	$389
Salem	57%	$1,256	$384	$1,196	$333
Nuclear Support Facilities	Various	$247	$107	$244	$95
Pumped Storage Facilities:
Yards Creek (B)	50%	$55	$27	$48	$26
Merrill Creek Reservoir	14%	$1	$—	$1	$—

(A)	In September 2019, PSEG Power completed the sale of its ownership interests in the Keystone and Conemaugh generation plants and related assets and liabilities.

(B)	On February 23, 2020, a Purchase Agreement was entered into to sell ownership interests in this generation facility. See Note 4. Early Plant Retirements/Asset Dispositions for additional information.
PSEG Power holds undivided ownership interests in the jointly-owned facilities above. PSEG Power is entitled to shares of the generating capability and output of each unit equal to its respective ownership interests. PSEG Power also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses. PSEG Power’s share of expenses for the jointly-owned facilities is included in the appropriate expense category. Each owner is responsible for any financing with respect to its pro rata share of capital expenditures.
PSEG Power co-owns Salem and Peach Bottom with Exelon Generation. PSEG Power is the operator of Salem and Exelon Generation is the operator of Peach Bottom. A committee appointed by the co-owners provides oversight. Proposed O&M budgets and requests for major capital expenditures are reviewed and approved as part of the normal PSEG Power governance process.
PSEG Power is a co-owner in the Yards Creek Pumped Storage Generation Facility. Jersey Central Power & Light Company (JCP&L) is also a co-owner and the operator of this facility. JCP&L submits separate capital and O&M budgets, subject to PSEG Power’s approval as part of the normal PSEG Power governance process.
PSEG Power is a minority owner in the Merrill Creek Reservoir and Environmental Preserve in Warren County, New Jersey. Merrill Creek Owners Group is the owner-operator of this facility. The operator submits separate capital and O&M budgets, subject to PSEG Power’s approval as part of the normal PSEG Power governance process.
Note 7. Regulatory Assets and Liabilities
PSE&G prepares its financial statements in accordance with GAAP for regulated utilities as described in Note 1. Organization, Basis of Presentation and Significant Accounting Policies. PSE&G has deferred certain costs based on rate orders issued by the BPU or FERC or based on PSE&G’s experience with prior rate proceedings. Most of PSE&G’s Regulatory Assets and Liabilities as of December 31, 2019 are supported by written orders, either explicitly or implicitly through the BPU’s treatment of various cost items. These costs will be recovered and amortized over various future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
PSE&G had the following Regulatory Assets and Liabilities:

	As of December 31,
	2019	2018
	Millions
Regulatory Assets
Current
New Jersey Clean Energy Program	$143	$143
Electric Energy Costs—Basic Generation Service (BGS)	57	115
2018 Distribution Base Rate Case Regulatory Assets (BRC)	56	56
Societal Benefits Charge (SBC)	30	9
Green Program Recovery Charges (GPRC)	10	34
Other	55	32
Total Current Regulatory Assets	$351	$389
Noncurrent
Pension and OPEB Costs	$1,284	$1,090
Deferred Income Tax Regulatory Assets	966	896
Manufactured Gas Plant (MGP) Remediation Costs	357	321
Electric Transmission and Gas Cost of Removal	216	223
Asset Retirement Obligation	172	166
BRC	159	214
Remediation Adjustment Charge (RAC) (Other SBC)	158	175
GPRC	118	95
Unamortized Loss on Reacquired Debt and Debt Expense	42	49
Gas Costs—BGSS	27	31
Other	178	139
Total Noncurrent Regulatory Assets	$3,677	$3,399
Total Regulatory Assets	$4,028	$3,788

	As of December 31,
	2019	2018
	Millions
Regulatory Liabilities
Current
Deferred Income Tax Regulatory Liabilities	$193	$299
Weather Normalization Charge (WNC)	15	—
Tax Adjustment Credit (TAC)	12	4
Gas Margin Adjustment Clause	5	8
Other	9	—
Total Current Regulatory Liabilities	$234	$311
Noncurrent
Deferred Income Tax Regulatory Liabilities	$2,955	$3,170
Electric Distribution Cost of Removal	47	51
Total Noncurrent Regulatory Liabilities	$3,002	$3,221
Total Regulatory Liabilities	$3,236	$3,532

All Regulatory Assets and Liabilities are excluded from PSE&G’s rate base unless otherwise noted. The Regulatory Assets and Liabilities in the table above are defined as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Asset Retirement Obligation: These costs represent the differences between rate-regulated cost of removal accounting and asset retirement accounting under GAAP. These costs will be recovered in future rates as assets are retired.

•
BRC: Represents deferred costs, primarily comprised of storm costs incurred in the cleanup of major storms from 2010 through 2018, which are being amortized over five years pursuant to the 2018 Distribution Base Rate Case Settlement.

•
Deferred Income Tax Regulatory Assets: These amounts relate to deferred income taxes arising from utility operations that have not been included in customer rates relating to depreciation, investment tax credits and other flow-through items, including the flowback to customers of accumulated deferred income taxes related to tax repair deductions. As part of its base rate case settlement with the BPU and the establishment of the TAC mechanism in 2018, PSE&G agreed to a ten-year flowback to customers of its accumulated deferred income taxes from previously realized tax repair deductions which resulted in the recognition of a $581 million Regulatory Asset and Regulatory Liability as of September 30, 2018. In addition, PSE&G agreed to the current flowback of tax benefits from ongoing tax repair deductions as realized which results in the recording of a Regulatory Asset upon flowback. For the years ended December 31, 2019 and 2018, PSE&G had provided $58 million and $15 million, respectively, in current tax repair flowbacks to customers. The recovery and amortization of the tax repair-related Deferred Income Tax Regulatory Assets will be determined in PSE&G’s subsequent base rate cases.

•
Deferred Income Tax Regulatory Liabilities: These liabilities relate to amounts due to customers for excess deferred income taxes as a result of the reduction in the federal income tax provided in the Tax Cuts and Jobs Act of 2017 (the Tax Act), and accumulated deferred income taxes from previously realized tax repair deductions as described above. As part of its settlement with its regulators, PSE&G agreed to refund the excess deferred income taxes as follows:

•
$705 million of distribution-related excess deferred income taxes refunded to customers over five years through PSE&G’s TAC mechanism with the remaining $1.1 billion of distribution-related excess deferred income taxes refunded to customers over the remaining useful life of distribution property, plant and equipment. As of December 31, 2019 and 2018, the balance remaining to be flowed back to customers was $1.6 billion and $1.8 billion, respectively.

•
$150 million of transmission-related excess deferred income taxes refunded to customers during the year ended December 31, 2019 with the remaining $977 million of transmission-related excess deferred income taxes returned over the remaining useful life of the property, plant and equipment.

In addition, PSE&G agreed to flow back to customers $581 million of previously realized tax repair deductions over a ten-year period through the TAC mechanism. As of December 31, 2019 and 2018, the balance remaining to be flowed back to customers was $537 million and $575 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
GPRC: This amount represents costs of the over or under collected balances associated with various renewable energy and energy efficiency programs. PSE&G files annually with the BPU for recovery of amounts that include a return on and of its investment over the lives of the underlying investments and capital assets which range from five to ten years. Interest is accrued monthly on any over or under recovered balances. Components of the GPRC include: Carbon Abatement, Energy Efficiency Economic Stimulus Program (EEE), EEE Extension Program, EEE Extension II Program, the Demand Response Program, Solar Generation Investment Program (Solar 4 All®), Solar 4 All® Extension, Solar 4 All® Extension II, Solar Loan II Program, Solar Loan III Program and the Energy Efficiency (EE) 2017 Program.

•
MGP Remediation Costs: Represents the low end of the range for the remaining environmental investigation and remediation program cleanup costs for MGPs that are probable of recovery in future rates. Once these costs are incurred, they are recovered through the RAC in the SBC over a seven year period with interest.

•
New Jersey Clean Energy Program: The BPU approved future funding requirements for Energy Efficiency and Renewable Energy Programs through the first half of 2020. The BPU funding requirements are recovered through the SBC.

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

•
SBC: The SBC, as authorized by the BPU and the New Jersey Electric Discount and Energy Competition Act, includes costs related to PSE&G’s electric and gas business as follows: (1) the Universal Service Fund; (2) Energy Efficiency and Renewable Energy Programs; (3) Electric bad debt expense; and (4) the RAC for incurred MGP remediation expenditures. Over or under recovered balances with interest are to be returned or recovered through an annual filing.

•
TAC: This represents the over or under collected balances associated with the return of excess accumulated deferred income taxes and the flowback of previously realized and current tax repair deductions under a mechanism approved by the BPU in PSE&G’s 2018 Base Rate Case Settlement. Over or under collected balances are returned or recovered through an annual filing. PSE&G includes a return component on the flowback of the excess accumulated deferred income taxes and the previously realized tax repairs. Interest is accrued monthly on any over or under recovered balances.

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

Significant 2018 and 2019 regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:

•
Electric and Gas Distribution Base Rate Filings—In October 2018, the BPU issued an Order approving the settlement of PSE&G’s distribution base rate proceeding with new rates effective November 1, 2018. The settlement resulted in a net reduction in overall annual revenues of approximately $13 million, comprised of a $212 million increase in base revenues, including recovery of deferred storm costs, offset by the return of tax benefits of approximately $225 million. The tax benefits include the flowback to customers of excess accumulated deferred income taxes resulting from the reduction of the federal income tax rates provided in the Tax Act as well as the accumulated deferred income taxes from previously realized tax repair deductions and tax benefits from future tax repair deductions as realized. The Order provided for a $9.5 billion rate base, a 9.6% return on equity for PSE&G’s distribution business and a 54% equity component of its capitalization structure. In addition to the $13 million annual revenue reduction, the Order provided for a $28 million one-time refund to customers in November and December 2018 for taxes collected at the higher federal income tax rate for the January 1 to March 31, 2018 period. Previously,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the BPU had approved a rate reduction effective April 1, 2018, to PSE&G’s then-current electric and gas base rates of approximately $71 million and $43 million, respectively, on an annual basis, to reflect the lower federal income tax rate for the period April 1 and forward. As a result of the agreement to flow back tax repair-related accumulated deferred income taxes in the settlement, PSE&G recognized a Regulatory Liability and a corresponding Regulatory Asset.

•
Transmission Formula Rate Filings—In October 2019, PSE&G filed its 2020 Transmission Formula Rate Annual Update with FERC requesting approximately $332 million in increased annual transmission revenue effective January 1, 2020, subject to true-up.

In June 2019, PSE&G filed its 2018 true-up adjustment pertaining to its transmission formula rates in effect for 2018. This filing resulted in an additional revenue requirement adjustment of $52 million more than the 2018 originally filed revenue requirement. PSE&G had previously recognized the majority of the additional revenue requirement in its 2018 Consolidated Statement of Operations.

•
BGSS—In September 2019, the BPU provisionally approved PSE&G’s request to decrease its BGSS rates from approximately 35 cents to 34 cents per therm for residential gas customers effective October 1, 2019. In December 2019, a self-implementing reduction of 2 cents per therm was filed with the BPU to further reduce the BGSS rate to approximately 32 cents per therm effective January 1, 2020, which was given final approval by the BPU in February 2020. The final reduction in the BGSS rate to 32 cents per therm will decrease annual BGSS revenues by approximately $34 million. In addition, PSE&G issued a self-implementing one-time bill credit of 7.5 cents per therm to be returned during the months of February and March 2020.

•
Gas System Modernization Program II (GSMP II)—In November 2019, the BPU approved PSE&G’s first GSMP II cost recovery petition requesting approximately $17 million in gas revenues on an annual basis, which included GSMP II investments in service as of August 31, 2019. The increase was effective December 1, 2019.

In December 2019, PSE&G filed its second GSMP II cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of $18 million effective June 1, 2020. This increase represents the return of and on investment for GSMP II investments expected to be in service through February 29, 2020. The request will be updated in March 2020 for actual costs.

•
Gas System Modernization Program I (GSMP I)—In September 2019, the BPU approved PSE&G’s final GSMP I cost recovery petition requesting approximately $11 million in gas revenues, on an annual basis, which included GSMP I investments in service as of June 30, 2019. The increase was effective October 1, 2019.

•
GPRC—In February 2020, the BPU approved a six-month extension of PSE&G’s Energy Efficiency (EE) 2017 component of its GPRC programs, authorizing $111 million of EE investments and $19 million of administrative costs for recovery over the course of the programs though its existing filing mechanism. In September 2019, the BPU approved a one year extension of PSE&G’s EE 2017 component of its GPRC programs, authorizing an additional $27 million of EE investments and $6 million of additional administrative costs for recovery though its existing filing mechanism.

In January 2020, the BPU approved PSE&G’s 2019 GPRC cost recovery petition requesting recovery of approximately $52 million and $11 million in electric and gas revenues, respectively, on an annual basis. This increase was effective February 1, 2020.
In May 2019, the BPU approved PSE&G’s 2018 GPRC cost recovery petition requesting recovery of approximately $65 million and $6 million in electric and gas revenues, respectively, on an annual basis.

•	RAC—In January 2020, PSE&G filed its RAC 27 petition with the BPU seeking recovery of $53 million of net MGP remediation expenditures from August 1, 2018 through July 31, 2019. This matter is pending.
In August 2019, the BPU approved PSE&G’s RAC 26 filing requesting recovery of approximately $73 million in net MGP remediation expenditures from August 1, 2017 through July 31, 2018.

•
SBC—In January 2020, the BPU approved PSE&G’s petition to increase electric and gas rates by approximately $27 million and $7 million, respectively, on an annual basis, in order to recover electric and gas costs incurred through October 31, 2019 under its EE and Renewable Energy and Social Programs. The new rates were effective February 1, 2020.

•
TAC—In January 2020, the BPU approved PSE&G’s initial TAC filing on a provisional basis allowing a reduction to electric and gas revenues by $15 million and $10 million, respectively, on an annual basis effective February 1, 2020. The TAC was a result of the settlement of PSE&G’s distribution base rate case in 2018. The TAC allows for the flowback to customers of excess accumulated deferred income taxes resulting from the reduction of the federal income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax rates provided in the Tax Act as well as the accumulated deferred income taxes from previously realized tax repair deductions and tax benefits from future tax repair deductions as realized.

•
WNC—In February 2020, the BPU gave final approval to PSE&G’s 2019-2020 WNC rates allowing an approximate $8 million of overcollections from the colder-than-normal 2018-2019 Winter Period, to be refunded to customers over the 2019-2020 Winter Period, with rates effective October 1, 2019.

In March 2019, the BPU approved the final 2018-2019 WNC rates which allowed a net recovery of $14 million to be collected over the 2018-2019 Winter Period. The $14 million net recovery was the result of $9 million of excess revenues from the colder-than-normal 2017-2018 Winter Period offset by $23 million of remaining prior Winter Period undercollection.

•
ZEC Program—In April 2019, the BPU authorized the New Jersey EDCs, including PSE&G, to purchase ZECs from eligible nuclear plants selected by the BPU. In conjunction with this Order, the BPU authorized tariffs to collect a non-bypassable distribution charge in the amount of $0.004 per KWh from each EDC’s retail distribution customers to be used to purchase ZECs from the selected plants. Each EDC purchases ZECs on a monthly basis with payment to be made annually following completion of each energy year. Under the program, any revenue collected in excess of the purchase price will be refunded to customers in the following year.

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
Note 8. Leases
As of December 31, 2019, PSEG and its subsidiaries were both a lessee and a lessor in operating leases.
Lessee
PSE&G
PSE&G has operating leases for office space for customer service centers, rooftops and land for its Solar 4 All® facilities, equipment, vehicles and land for certain electric substations. These leases have remaining lease terms through 2039, some of which include options to extend the leases for up to two five-year terms. Some leases have fixed rent payments that have escalations based on certain indices, such as the CPI. Certain leases contain variable payments.
PSEG Power
PSEG Power has operating leases for buildings, land leases for its solar generating facilities, merchant transmission and equipment. These leases have remaining terms through 2055, some of which include options to extend the leases for up to seven five-year terms and certain other leases which include options to extend the leases for 15 to 20 year terms. Some leases have fixed rent payments that have escalations based on certain indices, such as the CPI. Certain leases contain variable payments.
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
Operating Lease Costs
The following amounts relate to total operating lease costs, including both amounts recognized in the Consolidated Statements of Operations during the year ended December 31, 2019 and any amounts capitalized as part of the cost of another asset, and the cash flows arising from lease transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power	Other	Total
	Millions
Operating Lease Costs
Year Ended December 31, 2019
Long-term Lease Costs	$24	$13	$15	$52
Short-term Lease Costs	14	10	—	24
Variable Lease Costs	2	10	10	22
Total Operating Lease Costs	$40	$33	$25	$98

Year Ended December 31, 2019
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$16	$11	$15	$42

Weighted Average Remaining Lease Term in Years	13	14	10	12
Weighted Average Discount Rate	3.6%	4.4%	4.2%	4.1%

Operating lease commitments as of December 31, 2018 had the following maturities:

	PSE&G	PSEG Power	Other	Total
	Millions
2019	$15	$11	$15	$41
2020	11	13	16	40
2021	10	13	16	39
2022	8	14	16	38
2023	8	8	15	31
Thereafter	66	51	105	222
Total Minimum Lease Payments	$118	$110	$183	$411

Operating lease liabilities as of December 31, 2019 had the following maturities:

	PSE&G	PSEG Power	Other	Total
	Millions
2020	$15	$13	$16	$44
2021	13	14	16	43
2022	10	14	16	40
2023	9	8	15	32
2024	8	3	15	26
Thereafter	71	48	90	209
Total Minimum Lease Payments	$126	$100	$168	$394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the undiscounted cash flows to the discounted Operating Lease Liabilities recognized on the Consolidated Balance Sheets:

	As of December 31, 2019
	PSE&G	PSEG Power	Other	Total
	Millions
Undiscounted Cash Flows	$126	$100	$168	$394
Reconciling Amount due to Discount Rate	(27)	(28)	(33)	(88)
Total Discounted Operating Lease Liabilities	$99	$72	$135	$306

As of December 31, 2019, the current portions of Operating Lease Liabilities included in Other Current Liabilities were $33 million, $12 million and $10 million for PSEG, PSE&G and PSEG Power, respectively.
Lessor
PSEG Power
Certain of PSEG Power’s sales agreements related to its solar generating plants qualify as operating leases with remaining terms through 2043 with no extension terms. Lease income is based on solar energy generation; therefore, all rental income is variable under these leases. As of December 31, 2019, PSEG Power’s solar generating plants subject to these leases had a total carrying value of $393 million.
Other
Energy Holdings is the lessor in leveraged leases. See Note 9. Long-Term Investments and Note 10. Financing Receivables.
Energy Holdings is the lessor in various operating leases for domestic energy and real estate assets with remaining terms through 2036. As of December 31, 2019, Energy Holdings’ property subject to these leases had a total carrying value of $22 million.
The following is the operating lease income for PSEG Power and Energy Holdings for the year ended December 31, 2019:

	PSEG Power	Energy Holdings	Total
	Millions
Operating Lease Income
Year Ended December 31, 2019
Fixed Lease Income	$—	$22	$22
Variable Lease Income	23	—	23
Total Operating Lease Income	$23	$22	$45

Energy Holdings’ operating leases had the following minimum future fixed lease receipts as of December 31, 2019:

Millions
2020	$20
2021	18
2022	17
2023	17
2024	16
Thereafter	172
Total Minimum Future Lease Receipts	$260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Long-Term Investments
Long-Term Investments as of December 31, 2019 and 2018 included the following:

	As of December 31,
	2019	2018
	Millions
PSE&G
Life Insurance and Supplemental Benefits	$111	$121
Solar Loans	137	149
PSEG Power
Equity Method Investments (A)	66	86
Energy Holdings
Lease Investments	497	540
Equity Method Investments	1	—
Total Long-Term Investments	$812	$896

(A)	During the three years ended December 31, 2019, 2018 and 2017, dividends from these investments were $15 million, $16 million and $18 million, respectively.
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
During the second quarter of 2019, Energy Holdings completed its annual review of estimated residual values embedded in the leveraged leases. The outcome indicated that the updated residual value estimate of the coal-fired Powerton lease was lower than the recorded residual value and the decline was deemed to be other than temporary as a result of expected future adverse market conditions. As a result, a pre-tax write-down of $58 million was reflected in Operating Revenues in 2019, calculated by comparing the gross investment in the leases before and after the revised residual estimates.
In the first quarter of 2020, PSEG’s Board of Directors approved the marketing and sale of certain non-core assets held by subsidiaries of Energy Holdings. As a result, PSEG expects to reclassify approximately $160 million as Assets Held for Sale on its Consolidated Balance Sheet in the first quarter of 2020.
Due to liquidity issues facing NRG REMA, LLC (REMA) prior to its emergence from bankruptcy protection, economic challenges facing coal generation in PJM and based upon ongoing reviews of available alternatives as well as certain discussions with REMA management leading up to and in connection with REMA’s bankruptcy, Energy Holdings recorded pre-tax charges of $20 million in 2018 and $77 million (including a residual value impairment of $7 million) in 2017. Pre-tax charges were reflected in Operating Revenues in each year and are included in Gross Investment in Leases as of December 31, 2019.
In December 2018, REMA emerged from its in-court proceeding under Chapter 11 of the Bankruptcy Code. As a result of the restructuring, Energy Holdings recognized a pre-tax gain in Operating Revenues of approximately $12 million ($9 million after tax). PSEG realized the remaining tax liability related to the restructuring of approximately $120 million with the filing of the consolidated federal and state income tax returns in 2019.
The following table shows Energy Holdings’ gross and net lease investment as of December 31, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2019	2018
	Millions
Lease Receivables (net of Non-Recourse Debt)	$498	$504
Estimated Residual Value of Leased Assets	202	326
Total Investment in Rental Receivables	700	830
Unearned and Deferred Income	(203)	(290)
Gross Investments in Leases	497	540
Deferred Tax Liabilities	(328)	(354)
Net Investments in Leases	$169	$186

The pre-tax income (loss) and income tax effects related to investments in leases, excluding gains and losses on sales and the impacts of the Tax Act, were as follows:

	Years Ended December 31,
	2019	2018	2017
	Millions
Pre-Tax Income (Loss) from Leases	$(39)	$17	$(69)
Income Tax Expense (Benefit) on Income from Leases	$(22)	$6	$(26)

Equity Method Investments
PSEG Power had the following equity method investments as of December 31, 2019 and 2018:

	As of December 31,
Name	2019	2018	Location	% Owned
	Millions
PSEG Power
Keystone Fuels, LLC (A)	$—	$9	PA	23%
Conemaugh Fuels, LLC (A)	—	8	PA	23%
Kalaeloa	66	69	HI	50%
Total	$66	$86

(A)	In September 2019, PSEG Power completed the sale of its ownership interests in the Keystone and Conemaugh generation plants and related assets and liabilities.
Note 10. Financing Receivables
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Loans by Class of Customer
	As of December 31,
Consumer Loans	2019	2018
	Millions
Commercial/Industrial	$156	$164
Residential	8	9
Total	$164	$173
Current Portion (included in Accounts Receivable)	(28)	(24)
Noncurrent Portion (included in Long-Term Investments)	$136	$149

Energy Holdings
Energy Holdings had a net investment in domestic energy and real estate assets subject to leveraged lease accounting of $169 million as of December 31, 2019 and $186 million as of December 31, 2018 (See Note 9. Long-Term Investments).
The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of December 31, 2019	As of December 31, 2019
Millions
AA	$12
A-	58
BBB+ — BBB	258
BB	132
NR	38
Total	$498

The “BB” and the “NR” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of December 31, 2019, the gross investment in the leases of such assets, net of non-recourse debt, was $235 million ($(22) million, net of deferred taxes). A more detailed description of such assets under lease follows:

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$75	64%	1,538	Coal	BB	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$85	64%	1,036	Gas	BB	NRG Energy, Inc.
Shawville Station Units 1, 2, 3 and 4	PA	$75	100%	596	Gas	NR	REMA (A)

(A)	REMA emerged from Chapter 11 of the U.S. Bankruptcy Code in December 2018. For additional information, see Note 9. Long-Term Investments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

electricity and capacity, overall financial condition of lease counterparties and their affiliates and the quality and condition of assets under lease.
Note 11. Trust Investments
NDT Fund
In accordance with NRC regulations, entities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear owner places funds in independent external trust accounts it maintains to provide for decommissioning. PSEG Power is required to file periodic reports with the NRC demonstrating that its NDT Fund meets the formula-based minimum NRC funding requirements. PSEG Power maintains an external master NDT to fund its share of decommissioning costs for its five nuclear facilities upon their respective termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. PSEG Power’s share of decommissioning costs related to its five nuclear units was estimated to be between $2.8 billion and $3.0 billion, including contingencies. The liability for decommissioning recorded on a discounted basis as of December 31, 2019 was approximately $740 million and is included in the Asset Retirement Obligation. The funds are managed by third-party investment managers who operate under investment guidelines developed by PSEG Power.
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$425	$238	$(4)	$659
International	400	103	(11)	492
Total Equity Securities	825	341	(15)	1,151
Available-for-Sale Debt Securities
Government	563	16	(2)	577
Corporate	470	17	(1)	486
Total Available-for-Sale Debt Securities	1,033	33	(3)	1,063
Total NDT Fund Investments (A)	$1,858	$374	$(18)	$2,214

(A)    The NDT Fund Investments table excludes foreign currency of $2 million as of December 31, 2019, which is part of the NDT Fund.

	As of December 31, 2018
	Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$447	$153		$(29)	$571
International	323	36	—	(30)	329
Total Equity Securities	770	189		(59)	900
Available-for-Sale Debt Securities
Government	498	2		(9)	491
Corporate	501	1		(15)	487
Total Available-for-Sale Debt Securities	999	3		(24)	978
Total NDT Fund Investments	$1,769	$192		$(83)	$1,878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net unrealized gains (losses) on debt securities of $17 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and PSEG Power’s Consolidated Balance Sheets as of December 31, 2019. The portion of net unrealized gains (losses) recognized during 2019 related to equity securities still held at the end of December 31, 2019 was $194 million.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as shown in the following table.

	As of December 31,
	2019	2018
	Millions
Accounts Receivable	$11	$17
Accounts Payable	$11	$5

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of December 31, 2019				As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$21	$(1)	$6	$(3)	$147	$(26)	$5	$(3)
International	28	(2)	34	(9)	131	(28)	5	(2)
Total Equity Securities	49	(3)	40	(12)	278	(54)	10	(5)
Available-for-Sale Debt Securities
Government (B)	99	(2)	30	—	51	—	317	(9)
Corporate (C)	49	—	12	(1)	150	(5)	222	(10)
Total Available-for-Sale Debt Securities	148	(2)	42	(1)	201	(5)	539	(19)
NDT Trust Investments	$197	$(5)	$82	$(13)	$479	$(59)	$549	$(24)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Unrealized gains and losses on these securities are recorded in Net Income.

(B)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG Power does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2019.

(C)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). PSEG Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG Power does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Years Ended December 31,
	2019	2018	2017
	Millions
Proceeds from Sales (A)	$1,614	$1,398	$2,137
Net Realized Gains (Losses):
Gross Realized Gains	$107	$121	$157
Gross Realized Losses	(53)	(51)	(23)
Net Realized Gains (Losses) on NDT Fund (B)	54	70	134
Unrealized Gains (Losses) on Equity Securities in NDT Fund (C)	196	(209)	N/A
Other-Than-Temporary-Impairments (OTTI)	—	—	(12)
Net Gains (Losses) on NDT Fund Investments	$250	$(139)	$122

(A)	Includes activity in accounts related to the liquidation of funds being transitioned to new managers.

(B)	The cost of these securities was determined on the basis of specific identification.

(C)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded in Net Income instead of Other Comprehensive Income (Loss).
The NDT Fund debt securities held as of December 31, 2019 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$19
1 - 5 years	273
6 - 10 years	188
11 - 15 years	51
16 - 20 years	77
Over 20 years	455
Total NDT Available-for-Sale Debt Securities	$1,063

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$21	$7	$—	$28
International	—	—	—	—
Total Equity Securities	21	7	—	28
Available-for-Sale Debt Securities
Government	100	4	—	104
Corporate	107	7	—	114
Total Available-for-Sale Debt Securities	207	11	—	218
Total Rabbi Trust Investments	$228	$18	$—	$246

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$22	$1	$—	$23
International	—	—	—	—
Total Equity Securities	22	1	—	23
Available-for-Sale Debt Securities
Government	110	1	(2)	109
Corporate	96	—	(4)	92
Total Available-for-Sale Debt Securities	206	1	(6)	201
Total Rabbi Trust Investments	$228	$2	$(6)	$224

Net unrealized gains (losses) on debt securities of $8 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Consolidated Balance Sheet as of December 31, 2019. The portion of net unrealized gains (losses) recognized during 2019 related to equity securities still held at the end of December 31, 2019 was $6 million.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as shown in the following table.

	As of December 31,
	2019	2018
	Millions
Accounts Receivable	$2	$2
Accounts Payable	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than and greater than 12 months:

	As of December 31, 2019				As of December 31, 2018
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$26	$—	$3	$—	$18	$—	$59	$(2)
Corporate (B)	11	—	2	—	50	(3)	29	(1)
Total Available-for-Sale Debt Securities	37	—	5	—	68	(3)	88	(3)
Rabbi Trust Investments	$37	$—	$5	$—	$68	$(3)	$88	$(3)

(A)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2019.

(B)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2019.

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Years Ended December 31,
	2019	2018	2017
	Millions
Proceeds from Rabbi Trust Sales (A)	$173	$103	$182
Net Realized Gains (Losses):
Gross Realized Gains	$7	$2	$17
Gross Realized Losses	(3)	(4)	(5)
Net Realized Gains (Losses) on Rabbi Trust (B)	4	(2)	12
Unrealized Gains (Losses) on Equity Securities in Rabbi Trust (C)	6	(2)	N/A
Net Gains (Losses) on Rabbi Trust Investments	$10	$(4)	$12

(A)	Includes activity in accounts related to the liquidation of funds being transitioned to new managers.

(B)	The cost of these securities was determined on the basis of specific identification.

(C)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded in Net Income instead of Other Comprehensive Income (Loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Rabbi Trust debt securities held as of December 31, 2019 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$3
1 - 5 years	28
6 - 10 years	33
11 - 15 years	14
16 - 20 years	28
Over 20 years	112
Total Rabbi Trust Available-for-Sale Debt Securities	$218

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

	As of December 31,	As of December 31,
	2019	2018
	Millions
PSE&G	$48	$45
PSEG Power	62	56
Other	136	123
Total Rabbi Trust Investments	$246	$224

Note 12. Goodwill and Other Intangibles
As of December 31, 2018, PSEG Power had goodwill of $16 million. PSEG Power conducts a review for goodwill impairment in the fourth quarter of each year. In 2019, PSEG Power determined its fair value using a market-based enterprise valuation technique. Based on the results of the annual impairment test, PSEG Power’s entire goodwill was determined to be impaired. As such, PSEG Power recorded an impairment loss of $16 million in O&M Expense. The decrease in the fair value was primarily due to the continued decline in wholesale power market pricing.
In addition to goodwill, as of December 31, 2019 and 2018, PSEG Power had intangible assets of $149 million and $143 million, respectively, related to emissions allowances and RECs. Emissions allowances and RECs are recorded at cost and evaluated for impairment at least annually. Emissions expense includes impairments of emissions allowances, if any, and costs for emissions, which is recorded as emissions occur. As load is served under contracts requiring energy from renewable sources, the related expense is recorded. The changes to PSEG Power’s intangible assets during 2018 and 2019 are as follows:

	Emissions Allowances	RECs	Total Other Intangibles
	Millions
Balance as of January 1, 2018	$74	$40	$114
Retirements	(26)	(90)	(116)
Purchases	36	110	146
Sales and Transfers, net	—	(1)	(1)
Balance as of December 31, 2018	$84	$59	$143
Retirements	(6)	(83)	(89)
Purchases	26	72	98
Sales and Transfers, net	—	(3)	(3)
Balance as of December 31, 2019	$104	$45	$149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Asset Retirement Obligations (AROs)
PSEG, PSE&G and PSEG Power recognize liabilities for the expected cost of retiring long-lived assets for which a legal obligation exists to remove or dispose of an asset or some component of an asset at retirement. These AROs are recorded at fair value in the period in which they are incurred and are capitalized as part of the carrying amount of the related long-lived assets. PSE&G, as a rate-regulated entity, recognizes Regulatory Assets or Liabilities as a result of timing differences between the recording of costs and costs recovered through the rate-making process. We accrete the ARO liability to reflect the passage of time with the corresponding expense recorded in O&M.
PSE&G has conditional AROs primarily for legal obligations related to the removal of treated wood poles and the requirement to seal natural gas pipelines at all sources of gas when the pipelines are no longer in service. PSE&G does not record an ARO for its protected steel and poly-based natural gas lines, as management believes that these categories of gas lines have an indeterminable life.
PSEG Power’s ARO liability primarily relates to the decommissioning of its nuclear power plants in accordance with NRC requirements. PSEG Power has an independent external trust that is intended to fund decommissioning of its nuclear facilities upon termination of operation. For additional information, see Note 11. Trust Investments. PSEG Power also identified conditional AROs primarily related to PSEG Power’s fossil generation units and solar facilities, including liabilities for removal of asbestos, ash ponds, stored hazardous liquid material and underground storage tanks from industrial power sites, and demolition of certain plants, and the restoration of the sites at which they reside, when the plants are no longer in service. To estimate the fair value of its AROs, PSEG Power uses a probability weighted, discounted cash flow model which, on a unit by unit basis, considers multiple outcome scenarios that include significant estimates and assumptions, and are based on third-party decommissioning cost estimates, cost escalation rates, inflation rates and discount rates.
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
The changes to the ARO liabilities for PSEG, PSE&G and PSEG Power during 2018 and 2019 are presented in the following table:

	PSEG	PSE&G	PSEG Power	Other
	Millions
ARO Liability as of January 1, 2018	$1,024	$212	$810	$2
Liabilities Settled	(10)	(9)	(1)	—
Liabilities Incurred	1	—	1	—
Accretion Expense	41	—	41	—
Accretion Expense Deferred and Recovered in Rate Base (A)	12	12	—	—
Revision to Present Values of Estimated Cash Flows	(5)	87	(93)	1
ARO Liability as of December 31, 2018	$1,063	$302	$758	$3
Liabilities Settled	(19)	(18)	(1)	—
Liabilities Incurred	3	1	2	—
Accretion Expense	40	—	40	—
Accretion Expense Deferred and Recovered in Rate Base (A)	16	16	—	—
Revision to Present Values of Estimated Cash Flows	(16)	2	(18)	—
ARO Liability as of December 31, 2019	$1,087	$303	$781	$3

(A)	Not reflected as expense in Consolidated Statements of Operations
In 2019, PSEG Power’s decrease of $18 million was primarily due to the sale of its interests in the Keystone and Conemaugh units. These changes had an immaterial impact in PSEG Power’s Consolidated Statement of Operations. See Note 4. Early Plant Retirements/Asset Dispositions for additional information. In addition, PSEG Power reviewed its probabilities of early retirement on its nuclear units and concluded that no adjustments were necessary as of December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2018, PSE&G’s increase of $87 million was primarily due to the impact of an increase in labor rates. These changes had no impact in PSE&G’s Consolidated Statement of Operations.
In 2018, PSEG Power’s decrease of $93 million was primarily due to changes in discount rates and decommissioning assumptions related to nuclear. The changes in decommissioning assumptions, including a reduction for the lower probability of early retirement of the nuclear units, were due in part to the enactment of the New Jersey ZEC legislation in May 2018 and that the Salem and Hope Creek Units were the sole applicants under the ZEC program. This reduction was also due to the sale of the Hudson and Mercer units, partially offset by increases in estimated costs to decommission PSEG Power’s fossil units pursuant to its most recent cost study.
Note 14. Pension, Other Postretirement Benefits (OPEB) and Savings Plans
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
PSEG, PSE&G and PSEG Power are required to record the under or over funded positions of their defined benefit pension and OPEB plans on their respective balance sheets. Such funding positions of each PSEG company are required to be measured as of the date of its respective year-end Consolidated Balance Sheets. For underfunded plans, the liability is equal to the difference between the plan’s benefit obligation and the fair value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. For OPEB plans, the benefit obligation is the accumulated postretirement benefit obligation. In addition, GAAP requires that the total unrecognized costs for defined benefit pension and OPEB plans be recorded as an after-tax charge to Accumulated Other Comprehensive Income (Loss), a separate component of Stockholders’ Equity. However, for PSE&G, because the amortization of the unrecognized costs is being collected from customers, the accumulated unrecognized costs are recorded as a Regulatory Asset. The unrecognized costs represent actuarial gains or losses and prior service costs which had not been expensed.
For PSE&G, the Regulatory Asset is amortized and recorded as net periodic pension cost in the Consolidated Statements of Operations. For PSEG Power, the charge to Accumulated Other Comprehensive Income (Loss) is amortized and recorded as net periodic pension cost in the Consolidated Statements of Operations.
In late June 2019, PSEG approved a plan amendment to its qualified pension plan, effective July 1, 2019. The amendment involved the spin-off of predominantly active participants from the existing qualified pension plan (Pension Plan) into a new qualified pension plan (Pension Plan II). Benefits offered to the plan participants remain unchanged. The existing plan’s pension benefit obligations, as well as the asset values, were remeasured as of July 1, 2019 as a result of the amendment. As of July 1, 2019, the weighted average discount rate for the combined plans decreased from 4.41% to 3.65% and the expected long-term rate of return on plan assets remained at 7.80%. Actuarial gains and losses associated with the Pension Plan will be amortized over the average remaining life expectancy of the inactive participants (as opposed to the average remaining service of active participants prior to the plan being split). Actuarial gains and losses associated with Pension Plan II will be amortized over the average remaining service of active participants. The combined remeasured qualified pension plans’ projected benefit obligation as of July 1, 2019 was $6.4 billion.
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
The following table provides a roll-forward of the changes in the benefit obligation and the fair value of plan assets during each of the two years in the periods ended December 31, 2019 and 2018. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year (A)	$5,921	$6,359	$1,203	$1,976
Service Cost	123	130	10	18
Interest Cost	218	208	45	66
Actuarial (Gain) Loss	955	(460)	109	(222)
Gross Benefits Paid	(325)	(316)	(82)	(76)
Plan Amendments	—	—	—	(559)
Benefit Obligation at End of Year (A)	$6,892	$5,921	$1,285	$1,203
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$5,120	$5,812	$488	$511
Actual Return on Plan Assets	1,122	(388)	107	(36)
Employer Contributions	12	12	27	89
Gross Benefits Paid	(325)	(316)	(82)	(76)
Fair Value of Assets at End of Year	$5,929	$5,120	$540	$488
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$(963)	$(801)	$(745)	$(715)
Additional Amounts Recognized in the Consolidated Balance Sheets
Current Accrued Benefit Cost	$(11)	$(10)	$(11)	$(11)
Noncurrent Accrued Benefit Cost	(952)	(791)	(734)	(704)
Amounts Recognized	$(963)	$(801)	$(745)	$(715)
Additional Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulated Assets and Deferred Assets (B)
Prior Service Credit	$(10)	$(28)	$(433)	$(561)
Net Actuarial Loss	2,150	2,005	409	420
Total	$2,140	$1,977	$(24)	$(141)

(A)
Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other benefits. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation or retirement.

(B)
Includes $695 million ($499 million, after-tax) and $619 million ($360 million, after-tax) in Accumulated Other Comprehensive Loss related to Pension and OPEB as of December 31, 2019 and 2018, respectively. Also includes Regulatory Assets of $1,284 million and Deferred Assets of $137 million as of December 31, 2019 and Regulatory Assets of $1,090 million and Deferred Assets of $127 million as of December 31, 2018.

The pension benefits table above provides information relating to the funded status of the qualified and nonqualified pension and OPEB plans on an aggregate basis. As of December 31, 2019, PSEG had funded approximately 86% of its projected pension benefit obligation. This percentage does not include $246 million of assets in the Rabbi Trust as of December 31, 2019 which were used partially to fund the nonqualified pension plans. As of December 31, 2019, the nonqualified pension plans included in the projected benefit obligation in the above table were $176 million.
Accumulated Benefit Obligation
The accumulated benefit obligation for all PSEG’s defined benefit pension plans was $6.7 billion as of December 31, 2019 and $5.7 billion as of December 31, 2018.
The following table provides the components of net periodic benefit cost relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco for the years ended December 31, 2019, 2018 and 2017. Amounts shown do not reflect the impacts of capitalization and co-owner allocations. Effective with the adoption of ASU 2017-07 on January 1, 2018, only the service cost component is eligible for capitalization, when applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2019	2018	2017	2019	2018	2017
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$123	$130	$114	$10	$18	$17
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	218	208	204	45	66	63
Expected Return on Plan Assets	(408)	(441)	(394)	(36)	(41)	(34)
Amortization of Net
Prior Service Credit	(18)	(18)	(18)	(128)	(1)	(11)
Actuarial Loss	96	85	97	50	64	51
Non-Service Components of Pension and OPEB (Credits) Costs	(112)	(166)	(111)	(69)	88	69
Total Benefit (Credits) Costs	$11	$(36)	$3	$(59)	$106	$86

Pension costs and OPEB costs for PSEG, PSE&G and PSEG Power are detailed as follows:

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2019	2018	2017	2019	2018	2017
	Millions
PSE&G	$—	$(31)	$(4)	$(62)	$68	$54
PSEG Power	4	(9)	1	3	32	27
Other	7	4	6	—	6	5
Total Benefit (Credits) Costs	$11	$(36)	$3	$(59)	$106	$86

The following table provides the pre-tax changes recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Deferred Assets:

	Pension		OPEB
	2019	2018	2019	2018
	Millions
Net Actuarial (Gain) Loss in Current Period	$241	$369	$39	$(145)
Amortization of Net Actuarial Gain (Loss)	(96)	(85)	(50)	(64)
Prior Service Cost (Credit) in current period	—	—	—	(559)
Amortization of Prior Service Credit	18	18	128	1
Total	$163	$302	$117	$(767)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts that are expected to be amortized from Accumulated Other Comprehensive Loss, Regulatory Assets and Deferred Assets into Net Periodic Benefit Cost in 2020 are as follows:

	Pension Benefits	Other Benefits
	2020	2020
	Millions
Actuarial Loss	$92	$47
Prior Service Credit	$(10)	$(128)

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	3.30%	4.41%	3.73%	3.20%	4.31%	3.76%
Rate of Compensation Increase	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount Rate	4.41%	3.73%	4.29%	4.31%	3.76%	4.37%
Service Cost Interest Rate	4.58%	3.88%	4.53%	4.48%	3.90%	4.64%
Interest Cost Interest Rate	4.03%	3.35%	3.63%	3.91%	3.39%	3.69%
Expected Return on Plan Assets	7.80%	7.80%	7.80%	7.79%	7.80%	7.80%
Rate of Compensation Increase	3.90%	3.90%	3.61%	3.90%	3.90%	3.61%
Assumed Health Care Cost Trend Rates as of December 31
Health Care Costs
Immediate Rate				6.68%	7.28%	7.93%
Ultimate Rate				4.75%	4.75%	4.75%
Year Ultimate Rate Reached				2029	2026	2026
				Millions
Effect of a 1% Increase in the Assumed Rate of Increase in Health Care Benefit Costs
Total of Service Cost and Interest Cost				$1	$1	$13
Postretirement Benefit Obligation				$20	$21	$240
Effect of a 1% Decrease in the Assumed Rate of Increase in Health Care Benefit Costs
Total of Service Cost and Interest Cost				$(1)	$(1)	$(10)
Postretirement Benefit Obligation				$(18)	$(20)	$(198)

Plan Assets
The investments of pension and OPEB plans are held in a trust account by the Trustee and consist of an undivided interest in an investment account of the Master Trust. The investments in the pension and OPEB plans are measured at fair value within a hierarchy that prioritizes the inputs to fair value measurements into three levels. See Note 19. Fair Value Measurements for more information on fair value guidance. Use of the Master Trust permits the commingling of pension plan assets and OPEB plan assets for investment and administrative purposes. Although assets of the plans are commingled in the Master Trust, the Trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the respective participating plans. The net investment income of the investment assets is allocated by the Trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. As of December 31, 2019, the pension plan interest and OPEB plan interest in such assets of the Master Trust were approximately 92% and 8%, respectively.
The following tables present information about the investments measured at fair value on a recurring basis as of December 31, 2019 and 2018, including the fair value measurements and the levels of inputs used in determining those fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2019
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Cash Equivalents (A)	$104	$103	$1	$—
Equity Securities
Common Stock (B)	1,487	1,487	—	—
Commingled (C)	1,707	1,042	665	—
Preferred Stock (B)	19	19	—	—
Other (D)	3	3	—	—
Debt Securities (E)
U.S. Treasury	544	—	544	—
Government—Other	284	—	284	—
Corporate	837	—	837	—
Commingled	3	3	—	—
Other (Future Contracts)	(3)	(3)	—	—
Subtotal Fair Value	$4,985	$2,654	$2,331	$—
Measured at net asset value practical expedient
Commingled—Equities (F)	1,154
Real Estate Investment (G)	302
Private Equity (H)	8
Total Fair Value (I)	$6,449

	Recurring Fair Value Measurements as of December 31, 2018
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Cash Equivalents (A)	$99	$88	$11	$—
Equity Securities
Common Stock (B)	1,156	1,156	—	—
Commingled (C)	1,338	960	378	—
Preferred Stock (B)	7	7	—	—
Other (D)	1	1	—	—
Debt Securities (E)
U.S. Treasury	526	—	526	—
Government—Other	302	—	302	—
Corporate	948	—	948	—
Subtotal Fair Value	$4,377	$2,212	$2,165	$—
Measured at net asset value practical expedient
Commingled—Equities (F)	1,208
Private Equity (H)	10
Total Fair Value (I)	$5,595

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

(F)
Certain commingled equity funds are not included in the fair value hierarchy as they are measured at fair value using the NAV per share (or its equivalent) practical expedient. These funds do not meet the definition of readily determinable fair value due to the frequency of publishing NAV (monthly). The objectives of these funds are mainly tracking the S&P Index or achieving long-term growth through investment in foreign equity securities and the Morgan Stanley Capital International Index.

(G)
The unlisted real estate fund invests in office, apartment, industrial and retail space. The fund is valued using the NAV per unit of funds. The investment value of the real estate properties are determined on a quarterly basis by independent market appraisers engaged by the board of directors of the fund. The ability to redeem funds is subject to the availability of cash arising from net investment income, allocations and the sale of investments in the normal course of business. The fund’s NAV is published quarterly. In addition, redemptions require one quarter advance notice prior to redemption and are fulfilled quarterly. The fund, therefore, does not meet the definition of readily determinable fair value. The purpose of the fund is to acquire, own, hold for investment and ultimately dispose of investments in real estate and real estate-related assets with the intention of achieving current income, capital appreciation or both.

(H)
Private equity investments primarily include various limited partnerships that invest in either operating companies through acquisitions or developing a portfolio of non-U.S. distressed investments to maximize total return on capital. These investments are valued at NAV (or its equivalent) on a quarterly basis and have significant redemption restrictions preventing redemption until fund liquidation and limited ability to sell these investments. Fund liquidation is not expected to occur for several more years. These investments are not included in the fair value hierarchy in accordance with the guidance on NAV practical expedient.

(I)
Excludes net receivables of $15 million and $14 million as of December 31, 2019 and 2018, respectively, which consist of interest, dividends and receivables and payables related to pending securities sales and purchases. In addition, the table excludes cash and foreign currency of $5 million as of December 31, 2019.

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans as of the measurement date, December 31:

	As of December 31,
Investments	2019	2018
Equity Securities	68%	66%
Debt Securities	26	32
Other Investments	6	2
Total Percentage	100%	100%

PSEG utilizes forecasted returns, risk, and correlation of all asset classes in order to develop an efficient portfolio. PSEG’s latest asset/liability study indicates that a long-term target asset allocation of 59% equities, 18% real asset and 23% fixed income is consistent with the funds’ financial objectives. Derivative financial instruments are used by the plans’ investment managers primarily to adjust the fixed income duration of the portfolio and hedge the currency risk component of foreign investments. The expected long-term rate of return on plan assets was 7.8% for 2019 and will be 7.7% for 2020. This expected return was determined based on the study discussed above, including a premium for active management and considered the plans’ historical annualized rate of return since inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Contributions
PSEG does not plan to contribute to its pension and OPEB plans in 2020.
Estimated Future Benefit Payments
The following pension benefit and postretirement benefit payments are expected to be paid to plan participants.

Year	Pension Benefits	Other Benefits
	Millions
2020	$382	$90
2021	354	85
2022	367	86
2023	378	86
2024	389	86
2025-2029	2,074	409
Total	$3,944	$842

401(k) Plans
PSEG sponsors two 401(k) plans, which are defined contribution retirement plans subject to the Employee Retirement Income Security Act (ERISA). Eligible represented employees of PSEG’s subsidiaries participate in the PSEG Employee Savings Plan (Savings Plan), while eligible non-represented employees of PSEG’s subsidiaries participate in the PSEG Thrift and Tax-Deferred Savings Plan (Thrift Plan). Eligible employees may contribute up to 50% of their compensation to these plans, not to exceed the Internal Revenue Service (IRS) maximums, including any catch-up contributions for those employees age 50 and above. PSEG matches 50% of such employee contributions up to 7% of pay for Savings Plan participants and up to 8% of pay for Thrift Plan participants. The amounts paid for employer matching contributions to the plans for PSEG, PSE&G and PSEG Power are detailed as follows:

	Thrift Plan and Savings Plan
	Years Ended December 31,
	2019	2018	2017
	Millions
PSE&G	$25	$26	$25
PSEG Power	10	10	11
Other	5	5	5
Total Employer Matching Contributions	$40	$41	$41

Servco Pension and OPEB
Servco sponsors a qualified pension plan and OPEB plan covering its employees who meet certain eligibility criteria. Under the OSA, employee benefit costs for these plans are funded by LIPA. See Note 5. Variable Interest Entity. These obligations, as well as the offsetting long-term receivable, are separately presented on the Consolidated Balance Sheet of PSEG.
The following table provides a roll-forward of the changes in Servco’s benefit obligation and the fair value of its plan assets during the years ended December 31, 2019 and 2018. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$321	$320	$501	$542
Service Cost	26	30	16	18
Interest Cost	14	12	22	20
Actuarial (Gain) Loss	96	(38)	96	(73)
Gross Benefits Paid	(4)	(3)	(6)	(6)
Plan Amendments	—	—	(3)	—
Benefit Obligation at End of Year (A)	$453	$321	$626	$501
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$212	$191	$—	$—
Actual Return on Plan Assets	46	(16)	—	—
Employer Contributions	28	40	6	6
Gross Benefits Paid	(4)	(3)	(6)	(6)
Fair Value of Assets at End of Year	$282	$212	$—	$—
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$(171)	$(109)	$(626)	$(501)
Additional Amounts Recognized in the Consolidated Balance Sheets
Accrued Pension Costs of Servco	$(171)	$(109)	N/A	N/A
OPEB Costs of Servco	N/A	N/A	(626)	(501)
Amounts Recognized (B)	$(171)	$(109)	$(626)	$(501)

(A)
Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other benefits. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation or retirement.

(B)	Amounts equal to the accrued pension and OPEB costs of Servco are offset in Long-Term Receivable of VIE on PSEG’s Consolidated Balance Sheets.
Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. The pension-related revenues and costs for 2019, 2018 and 2017 were $28 million, $40 million and $35 million, respectively. Servco has contributed its entire planned contribution amount to its pension plan trusts during 2019. The OPEB-related revenues earned and costs incurred were $6 million, $6 million and $4 million in 2019, 2018 and 2017, respectively. The following assumptions were used to determine the benefit obligations of Servco:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	3.52%	4.60%	3.90%	3.60%	4.67%	3.96%
Rate of Compensation Increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Assumed Health Care Cost Trend Rates as of December 31
Health Care Costs
Immediate Rate				6.94%	8.03%	7.69%
Ultimate Rate				4.75%	4.75%	4.75%
Year Ultimate Rate Reached				2029	2026	2026
				Millions
Effect of a 1% Increase in the Assumed Rate of Increase in Health Care Benefit Costs
Postretirement Benefit Obligation				$135	$108	$131
Effect of a 1% Decrease in the Assumed Rate of Increase in Health Care Benefit Costs
Postretirement Benefit Obligation				$(104)	$(83)	$(99)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets
All the investments of Servco’s pension plans are held in a trust account by the Trustee and consist of an undivided interest in an investment account of the Master Trust. The investments in the pension are measured at fair value within a hierarchy that prioritizes the inputs to fair value measurements into three levels. See Note 19. Fair Value Measurements for more information on fair value guidance. The Actuary maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the respective participating plans. The net investment income of the investment assets is allocated by the Actuary to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans.
The following tables present information about Servco’s investments measured at fair value on a recurring basis as of December 31, 2019 and 2018, including the fair value measurements and the levels of inputs used in determining those fair values.

	Recurring Fair Value Measurements as of December 31, 2019
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Commingled Equities (A)	$202	$—	$202	$—
Commingled Bonds (A)	80	—	80	—
Total	$282	$—	$282	$—

	Recurring Fair Value Measurements as of December 31, 2018
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Commingled Equities (A)	$141	$—	$141	$—
Commingled Bonds (A)	71	—	71	—
Total	$212	$—	$212	$—

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

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans of Servco as of the measurement date, December 31:

	As of December 31,
Investments	2019	2018
Equity Securities	72%	67%
Debt Securities	28	33
Total Percentage	100%	100%

Servco utilizes forecasted returns, risk, and correlation of all asset classes in order to develop an efficient portfolio. The results from Servco’s latest asset/liability study indicated that a long-term target asset allocation of 60% equities, 15% real assets and 25% fixed income is consistent with the funds’ financial objectives. The expected long-term rate of return on plan assets was 7.6% for 2019 and will be 7.6% for 2020. This expected return was determined based on the study discussed above, including a premium for active management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Contributions
Servco plans to contribute $30 million into its pension plan during 2020.
Estimated Future Benefit Payments
The following pension benefit and postretirement benefit payments are expected to be paid to Servco’s plan participants:

Year	Pension Benefits	Other Benefits
	Millions
2020	$6	$7
2021	8	9
2022	10	11
2023	12	13
2024	14	15
2025-2029	109	104
Total	$159	$159

Servco 401(k) Plans
Servco sponsors two 401(k) plans, which are defined contribution retirement plans subject to ERISA. Eligible non-represented employees of Servco participate in the Long Island Electric Utility Servco LLC Incentive Thrift Plan I (Thrift Plan I), and eligible represented employees of Servco participate in the Long Island Electric Utility Servco LLC Incentive Thrift Plan II (Thrift Plan II). Participants in the plans may contribute up to 50% of their eligible compensation to these plans, not to exceed the IRS maximums, including any catch-up contributions for those employees age 50 and above. Servco does not provide an employer match or core contribution for employees in Thrift Plan II. For employees in Thrift Plan I, Servco matches 50% of such employee contributions up to 8% of eligible compensation and provides core contributions (based on years of service and age) to employees who do not participate in Servco’s Retirement Income Plan. The amounts expensed by Servco for employer matching contributions for the years ended December 31, 2019, 2018 and 2017 were $8 million, $7 million and $6 million, respectively, and pursuant to the OSA, Servco recognizes Operating Revenues for the reimbursement of these costs.
Note 15. Commitments and Contingent Liabilities
Guaranteed Obligations
PSEG Power’s activities primarily involve the purchase and sale of energy and related products under transportation, physical, financial and forward contracts at fixed and variable prices. These transactions are with numerous counterparties and brokers that may require cash, cash-related instruments or guarantees as a form of collateral.
PSEG Power has unconditionally guaranteed payments to counterparties on behalf of its subsidiaries in commodity-related transactions in order to

•	support current exposure, interest and other costs on sums due and payable in the ordinary course of business, and

•	obtain credit.
PSEG Power is subject to

•	counterparty collateral calls related to commodity contracts of its subsidiaries, and

•	certain creditworthiness standards as guarantor under performance guarantees of its subsidiaries.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of December 31, 2019 and 2018.

	As of December 31, 2019	As of December 31, 2018
	Millions
Face Value of Outstanding Guarantees	$1,854	$1,772
Exposure under Current Guarantees	$171	$198

Letters of Credit Margin Posted	$121	$115
Letters of Credit Margin Received	$29	$26

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(4)	$(10)
Net Broker Balance Deposited (Received)	$48	$403

Additional Amounts Posted
Other Letters of Credit	$82	$52

As part of determining credit exposure, PSEG Power nets receivables and payables with the corresponding net fair values of energy contracts. See Note 18. Financial Risk Management Activities for further discussion. In accordance with PSEG’s accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Consolidated Balance Sheet. The remaining balances of net cash (received)/deposited after allocation are generally included in Accounts Payable and Receivable, respectively.
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
Certain Potentially Responsible Parties (PRPs), including PSE&G and PSEG Power, formed a Cooperating Parties Group (CPG) and agreed to conduct a Remedial Investigation and Feasibility Study of the LPRSA. The CPG allocated, on an interim basis, the associated costs among its members. The interim allocation is subject to change. In June 2019, the EPA conditionally approved the CPG’s Remedial Investigation. In August 2019, the CPG submitted a draft Feasibility Study (FS) to the EPA which evaluated various adaptive management scenarios for the remediation of only the upper 9 miles of the LPRSA. The CPG is evaluating the EPA’s comments received to date on the draft FS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Separately, the EPA has released a Record of Decision (ROD) for the LPRSA’s lower 8.3 miles that requires the removal of sediments at an estimated cost of $2.3 billion (ROD Remedy). An EPA-commenced process to allocate the associated costs is underway and PSEG cannot predict the outcome. Occidental Chemical Corporation (OCC), one of the PRPs, has commenced the design of the ROD Remedy, but declined to participate in the allocation process. Instead, it filed suit against PSE&G and others seeking cost recovery and contribution under CERCLA but has not quantified alleged damages. The litigation is ongoing and PSEG cannot predict the outcome.
Two PRPs, Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus), have filed for Chapter 11 bankruptcy. The trust representing the creditors in this proceeding has filed a complaint asserting claims against Tierra’s and Maxus’ current and former parent entities, among others. Any damages awarded may be used to fund the remediation of the LPRSA.
As of December 31, 2019, PSEG has accrued approximately $65 million for this matter. Of this amount, PSE&G has accrued $52 million as an Environmental Costs Liability and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has accrued $13 million as an Other Noncurrent Liability with the corresponding O&M Expense.
The outcome of this matter is uncertain, and until (i) a final remedy for the entire LPRSA is selected and an agreement is reached by the PRPs to fund it, (ii) PSE&G’s and PSEG Power’s respective shares of the costs are determined, and (iii) PSE&G’s ability to recover the costs in its rates is determined, it is not possible to predict this matter’s ultimate impact on PSEG’s financial statements. It is possible that PSE&G and PSEG Power will record additional costs beyond what they have accrued, and that such costs could be material, but PSEG cannot at the current time estimate the amount or range of any additional costs.
Natural Resource Damage Claims
New Jersey and certain federal regulators have alleged that PSE&G, PSEG Power and 56 other PRPs may be liable for natural resource damages within the LPRSA. In particular, PSE&G, PSEG Power and other PRPs received notice from federal regulators of the regulators’ intent to move forward with a series of studies assessing potential damages to natural resources at the Diamond Alkali Superfund Site, which includes the LPRSA and the Newark Bay Study Area. PSE&G and PSEG Power are unable to estimate their respective portions of any possible loss or range of loss related to this matter.
Newark Bay Study Area
The EPA has established the Newark Bay Study Area, which is an extension of the LPRSA and includes Newark Bay and portions of surrounding waterways. The EPA has notified PSEG and 11 other PRPs of their potential liability. PSE&G and PSEG Power are unable to estimate their respective portions of any loss or possible range of loss related to this matter. In December 2018, PSEG Power completed the sale of the site of the Hudson electric generating station. PSEG Power contractually transferred all land rights and structures on the Hudson site to a third-party purchaser, along with the assumption of the environmental liabilities for the site.
MGP Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $357 million and $400 million on an undiscounted basis through 2023, including its $52 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $357 million as of December 31, 2019. Of this amount, $68 million was recorded in Other Current Liabilities and $289 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $357 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G has agreed to conduct sampling in the Passaic River to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
State permitting decisions at BH3 and New Haven could also have a material impact on PSEG Power’s ability to renew permits at its existing larger once-through cooled plants without making significant upgrades to existing intakes and cooling systems. PSEG Power has proposed to continue to operate BH3 without making the capital expenditures for modification to the existing intake structure and retire BH3 in 2021, which is four years earlier than the previously estimated useful life ending in 2025. PSEG Power is unable to predict the outcome of these permitting decisions and the effect, if any, that they may have on PSEG Power’s future capital requirements, financial condition or results of operations.
Jersey City, New Jersey Subsurface Feeder Cable Matter
In October 2016, a discharge of dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City, New Jersey, was identified and reported to the NJDEP. The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison, with PSE&G owning the portion of the cables located in New Jersey and Con Edison owning the portion of the cables located in New York. The NJDEP declared an emergency and an emergency response action was undertaken to investigate, contain, remediate and stop the fluid discharge; to assess, repair and restore the cables to good working order, if feasible; and to restore the property. The U.S. Coast Guard transitioned control of the federal response to the EPA, and the EPA ended the federal response to the matter in 2018. The response is a part of the NJDEP site remediation program. The parties may be subject to the assessment of civil penalties related to the discharge and response. We are currently in discussions with the U.S. Coast Guard regarding the reimbursement of costs associated with the federal response to this matter and potential payment of civil penalties. We cannot predict the outcome of these discussions.
The impacted cable was repaired in late September 2017; however, small amounts of residual dielectric fluid believed to be contained within the marina sediment continue to appear on the surface and response actions related to the fluid discharge are ongoing, although at a significantly reduced scale. PSE&G remains concerned about future leaks and potential environmental impacts as a result of reintroduction of fluid back into these lines and has determined that retirement of the affected facilities is appropriate. A lawsuit in federal court is pending to determine ultimate responsibility for the costs to address the leak among PSE&G, Con Edison and NADC. In addition, Con Edison filed counter claims against PSE&G and NADC, including seeking injunctive relief and damages. Based on the information currently available and depending on the outcome of the federal court action, PSE&G’s portion of the costs to address the leak may be material; however, PSE&G anticipates that it will recover these costs through regulatory proceedings.
BGS, BGSS and ZECs
PSE&G obtains its electric supply requirements through the annual New Jersey BGS auctions for two categories of customers who choose not to purchase electric supply from third-party suppliers. The first category, which represents about 79% of PSE&G’s load requirement, is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold (BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreement with the winners of these BGS auctions following the BPU’s approval of the auction results. PSE&G has entered into contracts with winning BGS suppliers, including PSEG Power, to purchase BGS for PSE&G’s load requirements. The winners of the auction (including PSEG Power) are responsible for fulfilling all the requirements of a PJM Load-Serving Entity including the provision of capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.
The BGS-CIEP auction is for a one-year supply period from June 1 to May 31 with the BGS-CIEP auction price measured in dollars per MW-day for capacity. The final price for the BGS-CIEP auction year commencing June 1, 2020 is $359.98 per MW-day, replacing the BGS-CIEP auction year price ending May 31, 2020 of $281.78 per MW-day. Energy for BGS-CIEP is priced at hourly PJM locational marginal prices for the contract period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2017	2018	2019	2020
36-Month Terms Ending	May 2020	May 2021	May 2022	May 2023	(A)
Load (MW)	2,800	2,900	2,800	2,800
$ per MWh	$90.78	$91.77	$98.04	$102.16

(A)	Prices set in the 2020 BGS auction will become effective on June 1, 2020 when the 2017 BGS auction agreements expire.
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
PSE&G has a full-requirements contract with PSEG Power to meet the gas supply requirements of PSE&G’s gas customers. PSEG Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits PSE&G to recover the cost of gas hedging up to 115 billion cubic feet or 80% of its residential gas supply annual requirements through the BGSS tariff. Current plans call for PSEG Power to hedge on behalf of PSE&G approximately 70 billion cubic feet or 50% of its residential gas supply annual requirements. For additional information, see Note 26. Related-Party Transactions.
Pursuant to a process established by the BPU, New Jersey EDCs, including PSE&G, are required to purchase ZECs from eligible nuclear plants selected by the BPU. In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were selected to receive ZEC revenue for approximately three years, through May 2022. PSE&G has implemented a tariff to collect a non-bypassable distribution charge in the amount of $0.004 per KWh from its retail distribution customers to be used to purchase the ZECs from these plants. PSE&G will purchase the ZECs on a monthly basis with payment to be made annually following completion of each energy year. The legislation also requires nuclear plants to reapply for any subsequent three-year periods and allows the BPU to adjust prospective ZEC payments.
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
As of December 31, 2019, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power's Share of Commitments through 2024
Millions
Nuclear Fuel
Uranium	$187
Enrichment	$357
Fabrication	$185
Natural Gas	$1,342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pending FERC Matters
In June 2015, Hudson Power Transmission Developers, LLC (Hudson Power), formerly known as TranSource LLC, a merchant transmission developer, filed a complaint against PJM claiming that PJM wrongfully refused to provide data and a transparent process for evaluating transmission network upgrade requests that the transmission developer had submitted to PJM. Although not named as a respondent, the complaint identifies PSE&G as one of the companies claimed to have been involved. In January 2018, a FERC administrative law judge (ALJ) issued an order generally finding that PJM and transmission owners, including PSE&G, did not engage in wrongful conduct. In addition, the developer’s assertion of an entitlement to monetary damages was expressly denied. However, in a determination disputed by PSE&G, the order found that the PJM process lacked transparency. In August 2019, FERC reversed the ALJ’s decision on the transparency-related findings. FERC did find that PJM violated its Tariff and FERC orders, but found those errors were immaterial and ordered no remedies. Hudson Power filed comments alleging FERC erred in overturning the ALJ’s decision, which was subsequently rejected by FERC. In October 2019, FERC dismissed Hudson Power’s comments on the grounds that it did not meet FERC’s requirements for a properly filed rehearing request. Hudson Power did not seek judicial review of this decision.
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
Caithness Energy, L.L.C. (Caithness)
In August 2018, Caithness, a Long Island power plant developer, filed a complaint in federal district court in the Eastern District of New York (EDNY) against PSEG and PSEG LI alleging violations of state and federal antitrust laws and a claim of intentional interference of prospective business relations. Caithness alleges that PSEG and PSEG LI interfered with LIPA’s consideration of the Caithness proposal for a 750 MW combined cycle generation project that was identified as a finalist for a Request For Proposal issued by LIPA. The complaint alleges hundreds of millions of dollars of harm. The EDNY granted PSEG’s and PSEG LI’s motion to dismiss the complaint but gave Caithness an opportunity to file an amended claim. Pursuant to a request by Caithness, the EDNY dismissed the antitrust claims with prejudice but allowed Caithness the opportunity to file its claim of intentional interference of prospective business in state court. Caithness has not yet refiled this claim in state court. PSEG intends to vigorously defend against these allegations. Based upon the preliminary nature of this matter, a loss is not considered probable nor is the amount of loss, if any, estimable as of December 31, 2019.
Hudson Power
In January 2019, Hudson Power filed a complaint against PJM, PSE&G and three other transmission owners in Pennsylvania state court. Hudson Power sued the transmission owner defendants for fraud and intentional misrepresentation relating to information provided to PJM and FERC regarding the costs of upgrades for Hudson Power’s proposed project. These allegations appear to be based on alleged conduct that is the subject of the Hudson Power proceeding discussed under “Pending FERC Matters.” This action was removed to federal court in the Eastern District of Pennsylvania in February 2019. In light of the FERC proceeding, the federal court granted a motion to stay the federal proceeding until the conclusion of the FERC proceeding. In December 2019, the parties filed a stipulation with the federal court that dismissed all claims brought by Hudson Power, concluding the litigation.
Telephone Consumer Protection Act (TCPA) Matter
In February 2020, a putative class action complaint was filed in federal court in Newark, New Jersey against PSEG for violations of the TCPA related to alleged automated telemarketing calls directed to plaintiffs’ cellular telephone numbers. Due to its preliminary nature, PSEG cannot predict the outcome of this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Nuclear Insurance Coverages and Assessments
PSEG Power is a member of the joint underwriting association, American Nuclear Insurers (ANI), which provides nuclear liability insurance coverage at the Salem and Hope Creek site and the Peach Bottom site. The ANI policies are designed to satisfy the financial protection requirements outlined in the Price-Anderson Act, which sets the limit of liability for claims that could arise from an incident involving any licensed nuclear facility in the United States. The limit of liability per incident per site is composed of primary and excess layers. As of December 31, 2019, nuclear sites were required to purchase $450 million of primary liability coverage for each site (through ANI). The primary layer is supplemented by an excess layer, which is an industry self-insurance pool. In the event a nuclear site, which is part of the industry self-insurance pool, has a claim that exceeds the primary layer, each licensee would be assessed a prorated share of the excess layer. The excess layer limit is $13.5 billion. PSEG Power’s maximum aggregate assessment per incident is $433 million (based on PSEG Power’s ownership interests in Salem, Hope Creek and Peach Bottom) and its maximum aggregate annual assessment per incident is $65 million. If the damages exceed the limit of liability, Congress could impose further revenue-raising measures on the nuclear industry to pay claims. Further, a decision by the U.S. Supreme Court, not involving PSEG Power, held that the Price-Anderson Act did not preclude punitive damage awards based on state law claims.
PSEG Power is also a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides the property, decontamination and decommissioning liability insurance at the Salem and Hope Creek site and the Peach Bottom site. NEIL also provides replacement power coverage through its accidental outage policy. NEIL policies may make retrospective premium assessments in the case of adverse loss experience. The current maximum aggregate annual retrospective premium obligation for PSEG Power is approximately $61 million. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium, or some other means of assurance. Certain provisions in the NEIL policies provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on that site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.
The ANI and NEIL policies all include coverage for claims arising out of acts of terrorism. However, NEIL policies are subject to an industry aggregate limit of $3.2 billion plus such additional amounts as NEIL recovers for such losses from reinsurance, indemnity and any other source applicable to such losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Debt and Credit Facilities
Long-Term Debt

		As of December 31,
	Maturity	2019	2018
		Millions
PSEG
Term Loan:
Variable Rate	2019	$—	$350
Variable Rate	2020	700	700
Total Term Loan		700	1,050
Senior Notes:
1.60%	2019	—	400
2.00%	2021	300	300
2.65%	2022	700	700
2.88%	2024	750	—
Total Senior Notes		1,750	1,400
Principal Amount Outstanding		2,450	2,450
Amounts Due Within One Year		(700)	(750)
Net Unamortized Discount and Debt Issuance Costs		(9)	(7)
Total Long-Term Debt of PSEG		$1,741	$1,693

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 `

		As of December 31,
	Maturity	2019	2018
		Millions
PSE&G
First and Refunding Mortgage Bonds (A):
9.25%	2021	$134	$134
8.00%	2037	7	7
5.00%	2037	8	8
Total First and Refunding Mortgage Bonds		149	149
Medium-Term Notes (MTNs) (A):
1.80%	2019	—	250
2.00%	2019	—	250
3.50%	2020	250	250
7.04%	2020	9	9
1.90%	2021	300	300
2.38%	2023	500	500
3.25%	2023	325	325
3.75%	2024	250	250
3.15%	2024	250	250
3.05%	2024	250	250
3.00%	2025	350	350
2.25%	2026	425	425
3.00%	2027	425	425
3.70%	2028	375	375
3.65%	2028	325	325
3.20%	2029	375	—
5.25%	2035	250	250
5.70%	2036	250	250
5.80%	2037	350	350
5.38%	2039	250	250
5.50%	2040	300	300
3.95%	2042	450	450
3.65%	2042	350	350
3.80%	2043	400	400
4.00%	2044	250	250
4.05%	2045	250	250
4.15%	2045	250	250
3.80%	2046	550	550
3.60%	2047	350	350
4.05%	2048	325	325
3.85%	2049	375	—
3.20%	2049	400	—
Total MTNs		9,759	9,109
Principal Amount Outstanding		9,908	9,258
Amounts Due Within One Year		(259)	(500)
Net Unamortized Discount and Debt Issuance Costs		(81)	(74)
Total Long-Term Debt of PSE&G		$9,568	$8,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2019	2018
		Millions
PSEG Power
Senior Notes:
5.13%	2020	$406	$406
3.00%	2021	700	700
4.15%	2021	250	250
3.85%	2023	700	700
4.30%	2023	250	250
8.63%	2031	500	500
Total Senior Notes		2,806	2,806
Pollution Control Notes:
Floating Rate (B)	2022	44	44
Total Pollution Control Notes		44	44
Principal Amount Outstanding		2,850	2,850
Amounts Due Within One Year		(406)	(44)
Net Unamortized Discount and Debt Issuance Costs		(10)	(15)
Total Long-Term Debt of PSEG Power		$2,434	$2,791

(A)	Secured by essentially all property of PSE&G pursuant to its First and Refunding Mortgage.

(B)	The Pennsylvania Economic Development Financing Authority (PEDFA) bond that is serviced and secured by PSEG Power Pollution Control Notes is a variable rate bond that is in weekly reset mode.
Long-Term Debt Maturities
The aggregate principal amounts of maturities for each of the five years following December 31, 2019 are as follows:

Year	PSEG	PSE&G	PSEG Power	Total

2020	$700	$259	$406	$1,365
2021	300	434	950	1,684
2022	700	—	44	744
2023	—	825	950	1,775
2024	750	750	—	1,500
Thereafter	—	7,640	500	8,140
Total	$2,450	$9,908	$2,850	$15,208

Long-Term Debt Financing Transactions
During 2019, PSEG and its subsidiaries had the following Long-Term Debt issuances, maturities and redemptions:
PSEG

•	issued $750 million of 2.875% Senior Notes due June 2024,

•	repaid a $350 million term loan with an interest rate of 1 month LIBOR + 0.80%, and

•	retired $400 million of 1.60% Senior Notes at maturity.
PSE&G
•issued $400 million of 3.20% Secured Medium-Term Notes, Series M, due August 2049,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	issued $375 million of 3.20% Secured Medium-Term Notes, Series M, due May 2029,

•	issued $375 million of 3.85% Secured Medium-Term Notes, Series M, due May 2049,

•	retired $250 million of 1.80% Medium-Term Notes, Series I, at maturity, and

•	retired $250 million of 2.00% Medium-Term Notes, Series J, at maturity.
In January 2020, PSE&G issued $300 million of 2.45% Medium-Term Notes, Series N, due January 2030 and $300 million of 3.15% Medium-Term Notes, Series N, due January 2050.
PSEG Power

•
PSEG Power executed an extension of the letter of credit backing $44 million of PEDFA Variable Rate Demand Bonds. The existing letter of credit, which was scheduled to expire in November 2019, was extended through March 2022.

Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of December 31, 2019, the total available credit capacity was $2.9 billion.
As of December 31, 2019, no single institution represented more than 9% of the total commitments in the credit facilities.
As of December 31, 2019, the total credit capacity was in excess of the anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs.
The total credit facilities and available liquidity as of December 31, 2019 were as follows:

	As of December 31, 2019
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$796	$704	Mar 2023	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$796	$704
PSE&G
5-year Credit Facility (B)	$600	$379	$221	Mar 2023	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$379	$221
PSEG Power
3-year Letter of Credit Facilities	$200	$121	$79	Sept 2021	Letters of Credit
5-year Credit Facilities (C)	1,900	40	1,860	Mar 2023	Funding/Letters of Credit
Total PSEG Power	$2,100	$161	$1,939
Total	$4,200	$1,336	$2,864

(A)PSEG facilities will be reduced by $9 million in March 2022.

(B)	PSE&G facility will be reduced by $4 million in March 2022.

(C)	PSEG Power facilities will be reduced by $12 million in March 2022.

(D)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of December 31, 2019, PSEG had $753 million outstanding at a weighted average interest rate of 2.08%. PSE&G had $362 million outstanding at a weighted average interest rate of 1.95% under its Commercial Paper Program as of December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine fair value of long-term debt as of December 31, 2019 and 2018 are included in the following table and accompanying notes as of December 31, 2019 and 2018. See Note 19. Fair Value Measurements for more information on fair value guidance and the hierarchy that prioritizes the inputs to fair value measurements into three levels.

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$2,441	$2,479	$2,443	$2,397
PSE&G (B)	9,827	11,107	9,184	9,374
PSEG Power (B)	2,840	3,137	2,835	2,996
Total Long-Term Debt	$15,108	$16,723	$14,462	$14,767

(A)
As of December 31, 2019 and 2018, fair value includes floating rate term loans of $700 million and $1,050 million, respectively. The fair values of the term loan debt (Level 2 measurement) approximate the carrying value because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.

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

Note 17. Schedule of Consolidated Capital Stock

	As of December 31,
	Outstanding Shares		Book Value
	2019	2018	2019	2018
	Millions
PSEG Common Stock (no par value) (A)
Authorized 1,000 shares	504	504	$4,172	$4,172

(A)	PSEG did not issue any new shares under the Dividend Reinvestment and Stock Purchase Plan or the Employee Stock Purchase Plan in 2019 or 2018.
As of December 31, 2019, PSE&G had an aggregate of 7.5 million shares of $100 par value and 10 million shares of $25 par value Cumulative Preferred Stock, which were authorized and unissued and which, upon issuance, may or may not provide for mandatory sinking fund redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Financial Risk Management Activities
Derivative accounting guidance requires that a derivative instrument be recognized as either an asset or a liability at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation provided that the derivative instrument meets specific, restrictive criteria, both at the time of designation and on an ongoing basis. These alternative permissible treatments include NPNS, cash flow hedge and fair value hedge accounting. PSEG, PSEG Power and PSE&G have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements and fuel agreements. PSEG uses interest rate swaps and other derivatives, which are designated and qualifying as cash flow or fair value hedges. PSEG Power enters into additional contracts that are derivatives, but are not designated as either cash flow hedges or fair value hedges. These transactions are economic hedges and are recorded at fair market value.
Commodity Prices
Within PSEG and its affiliate companies, PSEG Power has the most exposure to commodity price risk. PSEG Power is exposed to commodity price risk primarily relating to changes in the market price of electricity, fossil fuels and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. PSEG Power uses a variety of derivative and non-derivative instruments, such as financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity, to manage the exposure to fluctuations in commodity prices and optimize the value of PSEG Power’s expected generation. PSEG Power also uses derivatives to hedge a portion of its anticipated BGSS obligations with PSE&G. For additional information see Note 15. Commitments and Contingent Liabilities. Changes in the fair market value of these derivative contracts are recorded in earnings.
Interest Rates
PSEG, PSEG Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, they have used a mix of fixed and floating rate debt and interest rate swaps.
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of December 31, 2019 or 2018.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and qualifying as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of December 31, 2019, PSEG had interest rate hedges outstanding totaling $700 million. These hedges convert PSEG’s $700 million variable-rate term loan due November 2020 into a fixed-rate loan. PSEG interest rate hedges totaling $600 million were terminated during the second quarter and a loss of $(12) million was recorded in Accumulated Other Comprehensive Income (Loss) (after tax) and will amortize to interest expense over the remaining life of PSEG’s $750 million of 2.875% Senior Notes due June 2024. For additional information see Note 16. Debt and Credit Facilities.
The fair value of these hedges was $(5) million as of December 31, 2019 and there were no outstanding interest rate hedges as of December 31, 2018. The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $(15) million and $(1) million as of December 31, 2019 and December 31, 2018, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(2) million.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions are offset on the Consolidated Balance Sheets of PSEG Power and PSEG. For additional information see Note 19. Fair Value Measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of December 31, 2019
	PSEG Power (A)			PSEG (A)	Consolidated
	Not Designated			Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$636	$(523)	$113	$—	$113
Noncurrent Assets	163	(139)	24	—	24
Total Mark-to-Market Derivative Assets	$799	$(662)	$137	$—	$137
Derivative Contracts
Current Liabilities	$(553)	$522	$(31)	$(5)	$(36)
Noncurrent Liabilities	(139)	138	(1)	—	(1)
Total Mark-to-Market Derivative (Liabilities)	$(692)	$660	$(32)	$(5)	$(37)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$107	$(2)	$105	$(5)	$100

	As of December 31, 2018
	PSEG Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$426	$(415)	$11	$11
Noncurrent Assets	137	(136)	1	1
Total Mark-to-Market Derivative Assets	$563	$(551)	$12	$12
Derivative Contracts
Current Liabilities	$(521)	$510	$(11)	$(11)
Noncurrent Liabilities	(198)	194	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$(719)	$704	$(15)	$(15)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(156)	$153	$(3)	$(3)

(A)
Substantially all of PSEG Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of December 31, 2019 and 2018.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Consolidated Balance Sheets. As of December 31, 2019 and 2018, PSEG Power had net cash collateral payments to counterparties of $44 million and $393 million, respectively. Of these net cash collateral (receipts) payments, $(2) million as of December 31, 2019 and $153 million as of December 31, 2018 were netted against the corresponding net derivative contract positions. Of the $(2) million as of December 31, 2019, $(1) million was netted against current assets, and $(1) million was netted against noncurrent assets. Of the $153 million as of December 31, 2018, $(2) million was netted against current assets, $(3) million was netted against noncurrent assets, $96 million was netted against current liabilities and $62 million was netted against noncurrent liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $35 million and $22 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, PSEG Power had the contractual right of offset of $2 million and $7 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $33 million and $15 million as of December 31, 2019 and 2018, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Consolidated Statements of Operations and on Accumulated Other Comprehensive Loss (AOCL) of derivative instruments designated as cash flow hedges for the years ended December 31, 2019, 2018 and 2017.

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives			Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,				Years Ended December 31,
	2019	2018	2017		2019	2018	2017
	Millions				Millions
PSEG
Interest Rate Swaps	$(23)	$(2)	$—	Interest Expense	$(4)	$—	$3
Total PSEG	$(23)	$(2)	$—		$(4)	$—	$3

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Consolidated Statement of Operations. For the year ended December 31, 2019, the amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $(3) million after tax and immaterial as of December 31, 2018 and 2017.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2017	$—	$—
Loss Recognized in AOCI	(2)	(1)
Less: Gain Reclassified into Income	—	—
Balance as of December 31, 2018	$(2)	$(1)
Loss Recognized in AOCI	(23)	(17)
Less: Loss Reclassified into Income	4	3
Balance as of December 31, 2019	$(21)	$(15)

The following shows the effect on the Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the years ended December 31, 2019, 2018 and 2017. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts which PSEG Power has designated as NPNS, such as its BGS contracts and certain other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2019	2018	2017
		Millions
PSEG Power
Energy-Related Contracts	Operating Revenues	$560	$(182)	$66
Energy-Related Contracts	Energy Costs	(119)	(9)	(11)
Total PSEG and PSEG Power		$441	$(191)	$55

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of December 31, 2019 and 2018.

Type	Notional	Total	PSEG	PSEG Power	PSE&G
	Millions
As of December 31, 2019
Natural Gas	Dekatherm (Dth)	341	—	341	—
Electricity	MWh	(62)	—	(62)	—
Financial Transmission Rights (FTRs)	MWh	13	—	13	—
Interest Rate Swaps	U.S. Dollars	700	700	—	—
As of December 31, 2018
Natural Gas	Dth	358	—	358	—
Electricity	MWh	(74)	—	(74)	—
FTRs	MWh	18	—	18	—

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of December 31, 2019. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of December 31, 2019, 99% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$505	$26	$479	2	$263	(A)
Non-Investment Grade	3	—	3	—	—
Total	$508	$26	$482	2	$263

(A)	Represents net exposure of $213 million with PSE&G and $50 million with a non-affiliated counterparty.
As of December 31, 2019, collateral held from counterparties where PSEG Power had credit exposure includes $4 million in cash and $22 million in letters of credit.
As of December 31, 2019, PSEG Power had 153 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of December 31, 2019, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of December 31, 2019, PSE&G had no net credit exposure with suppliers, including PSEG Power.
PSE&G is permitted to recover its costs of procuring energy through the BPU-approved BGS tariffs. PSE&G’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates.
Note 19. Fair Value Measurements
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
The following tables present information about PSEG’s, PSE&G’s and PSEG Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and PSEG Power.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2019
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$50	$—	$50	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$137	$(662)	$19	$770	$10
NDT Fund (C)
Equity Securities	$1,151	$—	$1,150	$1	$—
Debt Securities—U.S. Treasury	$225	$—	$—	$225	$—
Debt Securities—Govt Other	$352	$—	$—	$352	$—
Debt Securities—Corporate	$486	$—	$—	$486	$—
Rabbi Trust (C)
Equity Securities	$28	$—	$28	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$47	$—	$—	$47	$—
Debt Securities—Corporate	$114	$—	$—	$114	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(32)	$660	$(43)	$(646)	$(3)
Interest Rate Swaps (D)	$(5)	$—	$—	$(5)	$—
PSE&G
Assets:
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$9	$—	$—	$9	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$137	$(662)	$19	$770	$10
NDT Fund (C)
Equity Securities	$1,151	$—	$1,150	$1	$—
Debt Securities—U.S. Treasury	$225	$—	$—	$225	$—
Debt Securities—Govt Other	$352	$—	$—	$352	$—
Debt Securities—Corporate	$486	$—	$—	$486	$—
Rabbi Trust (C)
Equity Securities	$8	$—	$8	$—	$—
Debt Securities—U.S. Treasury	$14	$—	$—	$14	$—
Debt Securities—Govt Other	$12	$—	$—	$12	$—
Debt Securities—Corporate	$28	$—	$—	$28	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(32)	$660	$(43)	$(646)	$(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2018
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$100	$—	$100	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$12	$(551)	$29	$527	$7
NDT Fund (C)
Equity Securities	$900	$—	$898	$2	$—
Debt Securities—U.S. Treasury	$171	$—	$—	$171	$—
Debt Securities—Govt Other	$320	$—	$—	$320	$—
Debt Securities—Corporate	$487	$—	$—	$487	$—
Rabbi Trust (C)
Equity Securities	$23	$—	$23	$—	$—
Debt Securities—U.S. Treasury	$69	$—	$—	$69	$—
Debt Securities—Govt Other	$40	$—	$—	$40	$—
Debt Securities—Corporate	$92	$—	$—	$92	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(15)	$704	$(36)	$(677)	$(6)
PSE&G
Assets:
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$14	$—	$—	$14	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$18	$—	$—	$18	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$12	$(551)	$29	$527	$7
NDT Fund (C)
Equity Securities	$900	$—	$898	$2	$—
Debt Securities—U.S. Treasury	$171	$—	$—	$171	$—
Debt Securities—Govt Other	$320	$—	$—	$320	$—
Debt Securities—Corporate	$487	$—	$—	$487	$—
Rabbi Trust (C)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$17	$—	$—	$17	$—
Debt Securities—Govt Other	$10	$—	$—	$10	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(15)	$704	$(36)	$(677)	$(6)

(A)	Represents money market mutual funds.

(B)	Level 1—These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(C)
As of December 31, 2019, the fair value measurement table excludes foreign currency of $2 million in the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. See Note 18. Financial Risk Management Activities for additional detail.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of PSEG Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The fair value of PSEG Power’s gas physical contracts at certain illiquid delivery locations are measured using average historical basis and, accordingly, are categorized as Level 3. While these physical gas contracts have an unobservable component in their respective forward price curves, the fluctuations in fair value have been driven primarily by changes in the observable inputs. The following tables provide details surrounding significant Level 3 valuations as of December 31, 2019 and 2018.

	Quantitative Information About Level 3 Fair Value Measurements
Commodity	Level 3 Position	Fair Value as of December 31, 2019		Valuation Technique(s)	Significant Unobservable Input	Range

		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$10	$—	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	—	(3)	Discounted Cash flow	Average Historical Basis	-50% to 0%
Total PSEG and PSEG Power		$10	$(3)

	Quantitative Information About Level 3 Fair Value Measurements
Commodity	Level 3 Position	Fair Value as of December 31, 2018		Valuation Technique(s)	Significant Unobservable Input	Range

		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$2	$(5)	Discounted Cash flow	Historic Load Variability	0% to 15%
Gas	Gas Physical Contracts	5	(1)	Discounted Cash flow	Average Historical Basis	-40% to 0%
Total PSEG and PSEG Power		$7	$(6)

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
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the years ended December 31, 2019 and 2018, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Year Ended December 31, 2019

Description	Balance as of December 31, 2018	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases, (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of December 31, 2019

PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$1	$14	$—	$(8)	$—	$7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Year Ended December 31, 2018

Description	Balance as of December 31, 2017	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases, (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of December 31, 2018
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$(6)	$—	$—	$—	$1

(A)Unrealized gains (losses) in the following table represent the change in derivative assets and liabilities still held as of December 31, 2019 and 2018.

	Years Ended December 31,
	2019		2018
	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)
	Millions
PSEG and PSEG Power
Operating Revenues	$23	$12	$(2)	$—
Energy Costs	(9)	(6)	(4)	(6)
Total	$14	$6	$(6)	$(6)

(B)	Includes $(7) million in settlements for derivative contracts in 2019.

(C)	There were no transfers in 2019 and 2018 to or from Level 3.
As of December 31, 2019, PSEG carried $2.6 billion of net assets that are measured at fair value on a recurring basis, of which $7 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of December 31, 2018, PSEG carried $2.2 billion of net assets that are measured at fair value on a recurring basis, of which $1 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Note 20. Stock Based Compensation
PSEG’s Amended and Restated 2004 Long-Term Incentive Plan (LTIP) is a broad-based equity compensation program that provides for grants of various long-term incentive compensation awards, such as stock options, stock appreciation rights, performance share units, restricted stock, restricted stock units, cash awards or any combination thereof. The types of long-term incentive awards that have been granted under the LTIP are non-qualified options to purchase shares of PSEG’s common stock, restricted stock unit awards and performance share unit awards. The type of equity award that is granted and the details of that award may vary from time to time and is subject to the approval of the Organization and Compensation Committee of PSEG’s Board of Directors (O&CC), the LTIP’s administrative committee.
The LTIP currently provides for the issuance of equity awards with respect to approximately 16 million shares of common stock. As of December 31, 2019, there were approximately 12 million shares available for future awards under the LTIP.
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
Restricted Stock Units (RSUs)
Under the LTIP, PSEG has granted RSU awards to officers and other key employees. These awards, which are bookkeeping entries only, are subject to risk of forfeiture until vested by continued employment. Until distributed, the units are credited with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividend equivalent units (DEUs) proportionate to the dividends paid on PSEG common stock. Distributions are made in shares of common stock. The RSU grants for 2019 and 2018 generally vest at the end of three years. Vesting may be accelerated (pro-rated basis or full vesting) upon certain events such as change-in-control, retirement, disability or death.
Performance Share Units (PSUs)
Under the LTIP, PSEG has granted PSUs to officers and other key employees. These provide for distribution in shares of PSEG common stock based on achievement of certain financial goals over a three-year performance period. Following the end of the performance period, the payout varies from 0% to 200% of the number of PSUs granted depending on PSEG’s performance with respect to certain financial targets, including targets related to comparative performance against other companies in a peer group of energy companies. The PSUs are credited with DEUs proportionate to the dividends paid on PSEG common stock. Distributions are made in shares of common stock. Vesting may be accelerated on a pro-rated basis for the period of the employee’s service during the performance period as a result of certain events, such as change-in-control, retirement, death or disability.
Stock-Based Compensation
PSEG recognizes compensation expense for stock options based on their grant date fair values, which are determined using the Black-Scholes option-pricing model. Stock option awards are expensed on a tranche-specific basis over the requisite service period of the award. Ultimately, compensation expense for stock options is recognized for awards that vest.
PSEG recognizes compensation expense for RSUs over the vesting period based on the grant date fair value of the shares, which is equal to the closing market price of PSEG’s common stock on the date of the grant.
PSEG recognizes compensation expense for the total shareholder return (TSR) target for its PSU awards based on the grant date fair values of the award, which are determined using the Monte Carlo model. The following table provides the assumptions used to calculate the grant date fair value of the TSR portion of the PSU awards for 2019, 2018 and 2017:

Grant Date	Risk-Free Interest Rate	Volatility

February 19, 2019	2.47%	16.74%
February 20, 2018	2.36%	17.57%
February 21, 2017	1.50%	20.00%

The accrual of compensation cost is based on the probable achievement of the performance conditions, which result in a payout from 0% to 200% of the initial grant. PSEG recognizes compensation expense for the return on invested capital target for its PSUs based on the grant date fair value of the awards, which is equal to the market price of PSEG’s common stock on the date of the grant. The accrual during the year of grant is estimated at 100% of the original grant. Such accrual may be adjusted to reflect the actual outcome.

	2019	2018	2017
	Millions
Compensation Cost included in Operation and Maintenance Expense	$33	$30	$31
Income Tax Benefit Recognized in Consolidated Statement of Operations	$9	$9	$13

For 2019, 2018 and 2017, PSEG also recorded excess tax benefit of $5 million, $3 million and $4 million, respectively.
PSEG recognizes compensation cost of awards issued over the shorter of the original vesting period or the period beginning on the date of grant and ending on the date an individual is eligible for retirement and the award vests.
Stock Options
As of January 1, 2019, there were 231,933 stock options outstanding, all of which were exercised in 2019 at a weighted average price of $33.49. There were no stock options granted or vested in 2019, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity for options exercised for the years ended December 31, 2019, 2018 and 2017 is shown below:

	2019	2018	2017
	Millions
Total Intrinsic Value of Options Exercised	$5	$2	$5
Cash Received from Options Exercised	$8	$4	$26
Tax Benefit Realized from Options Exercised	$1	$—	$—

RSUs
Changes in RSUs for the year ended December 31, 2019 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2019	257,583	$46.58
Granted	200,923	$56.24
Vested	207,126	$51.34
Canceled/Forfeited	36,399	$50.23
Non-vested as of December 31, 2019	214,981	$50.41	1.1	$12,694,628

The weighted average grant date fair value per share for RSUs during the years ended December 31, 2019, 2018 and 2017 was $56.24, $49.34 and $44.33 per share, respectively.
The total intrinsic value of RSUs distributed during the years ended December 31, 2019, 2018 and 2017 was $16 million, $12 million and $13 million, respectively.
As of December 31, 2019, there was approximately $4 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of one year. DEUs of 21,535 accrued on the RSUs during the year.
PSUs
Changes in PSUs for the year ended December 31, 2019 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2019	377,541	$51.94
Granted	320,078	$62.17
Vested	299,201	$54.10
Canceled/Forfeited	63,903	$54.52
Non-vested as of December 31, 2019	334,515	$59.30	1.6	$19,753,111

The weighted average grant date fair value per share for PSUs during the years ended December 31, 2019, 2018 and 2017 was $62.17, $54.95 and $45.02 per share, respectively.
The total intrinsic value of PSUs distributed during the years ended December 31, 2019, 2018 and 2017 was $17 million, $17 million and $18 million, respectively.
As of December 31, 2019, there was approximately $20 million of unrecognized compensation cost related to the PSUs, which is expected to be recognized over a weighted average period of 1.6 years. DEUs of 33,351 accrued on the PSUs during the year.
Outside Directors
Under the Directors Equity Plan, annually, on the first business day of May, each non-employee member of the Board of Directors is awarded stock units based on the amount of annual compensation to be paid at the closing price of PSEG common stock on that date. DEUs are credited quarterly and distributions will commence upon the director leaving the Board as specified by him/her in accordance with the provisions of the Directors Equity Plan.
The fair value of these awards is recorded as compensation expense in the Consolidated Statements of Operations. Compensation expense for the plan was immaterial for each of the years ended December 31, 2019, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan (ESPP)
PSEG maintains an ESPP for all eligible employees of PSEG and its subsidiaries. Under the ESPP, shares of PSEG common stock may be purchased at 95% of the fair market value for represented employees and 90% for non-represented employees through payroll deductions. Dividends had been reinvested for all employees at 95% of the fair market price unless the participant elected to receive a cash dividend. Effective October 1, 2019, dividends are to be paid out in cash unless the participant elects the dividends to be reinvested at fair market price. All employees are required to hold the shares purchased under the ESPP for at least three months from the purchase date. In any year, employees may purchase shares having a value not exceeding 10% of their base pay. Compensation expense recognized under this program was $1 million for December 31, 2019, and immaterial for each of the years ended December 31, 2018 and 2017.
During the years ended December 31, 2019, 2018 and 2017, employees purchased 280,077 shares, 286,559 shares and 288,527 shares, respectively, at an average price of $54.67, $47.44 and $42.07 per share, respectively. As of December 31, 2019, 2.6 million shares were available for future issuance under this plan.
Note 21. Other Income (Deductions)

	PSE&G	PSEG Power	Other (A)	Consolidated Total
	Millions
Year Ended December 31, 2019
NDT Fund Interest and Dividends	$—	$57	$—	$57
Allowance for Funds Used During Construction	59	—	—	59
Solar Loan Interest	16	—	—	16
Donations	—	—	(11)	(11)
Other	8	(3)	(1)	4
Total Other Income (Deductions)	$83	$54	$(12)	$125
Year Ended December 31, 2018
NDT Fund Interest and Dividends	$—	$52	$—	$52
Allowance for Funds Used During Construction	54	—	—	54
Solar Loan Interest	18	—	—	18
Donations	—	—	(17)	(17)
Other	8	(31)	1	(22)
Total Other Income (Deductions)	$80	$21	$(16)	$85
Year Ended December 31, 2017
NDT Fund Interest and Dividends	$—	$45	$—	$45
Allowance for Funds Used During Construction	56	—	—	56
Solar Loan Interest	21	—	—	21
Donations	(1)	(2)	(25)	(28)
Other	9	(23)	2	(12)
Total Other Income (Deductions)	$85	$20	$(23)	$82

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 is as follows:

	Years Ended December 31,
PSEG	2019	2018	2017
	Millions
Net Income	$1,693	$1,438	$1,574
Income Taxes:
Operating Income:
Current (Benefit) Expense:
Federal	$84	$(97)	$86
State	18	83	(31)
Total Current	102	(14)	55
Deferred Expense (Benefit):
Federal	3	373	(482)
State	132	71	92
Total Deferred	135	444	(390)
Investment Tax Credit (ITC)	20	(13)	29
Total Income Tax Expense (Benefit)	$257	$417	$(306)
Pre-Tax Income	$1,950	$1,855	$1,268
Tax Computed at Statutory Rate @ 21% in 2019 and 2018 and 35% in 2017	$410	$390	$444
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	117	123	36
Uncertain Tax Positions	—	(24)	(3)
Manufacturing Deduction	—	—	(13)
NDT Fund	34	(13)	19
Plant-Related Items	(2)	(10)	(23)
Tax Credits	(18)	(16)	(22)
Audit Settlement	—	—	6
Tax Adjustment Credit	(272)	(30)	—
Deferred Tax Expense (Benefit) - Tax Act	—	3	(755)
Other	(12)	(6)	5
Subtotal	(153)	27	(750)
Total Income Tax Expense (Benefit)	$257	$417	$(306)
Effective Income Tax Rate	13.2%	22.5%	(24.1)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSEG:

	As of December 31,
PSEG	2019	2018
	Millions
Deferred Income Taxes
Assets:
Noncurrent
Regulatory Liability Excess Deferred Tax	$539	$606
OPEB	151	163
Related to Uncertain Tax Positions	97	71
Interest Disallowance Carry Forward	76	—
Operating Leases	64	—
Other	128	—
Total Noncurrent Assets	$1,055	$840

Liabilities:
Noncurrent:
Plant-Related Items	$5,051	$4,817
New Jersey Corporate Business Tax	876	756
Leasing Activities	284	307
AROs and NDT Fund	277	196
Taxes Recoverable Through Future Rates (net)	108	89
Pension Costs	98	111
Operating Leases	59	—
Other	273	12
Total Noncurrent Liabilities	$7,026	$6,288
Summary of Accumulated Deferred Income Taxes:
Net Noncurrent Deferred Income Tax Liabilities	$5,971	$5,448
ITC	285	265
Net Total Noncurrent Deferred Income Taxes and ITC	$6,256	$5,713

The deferred tax effect of certain assets and liabilities is presented in the table above net of the deferred tax effect associated with the respective regulatory deferrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 is as follows:

	Years Ended December 31,
PSE&G	2019	2018	2017
	Millions
Net Income	$1,250	$1,067	$973
Income Taxes:
Operating Income:
Current (Benefit) Expense:
Federal	$121	$(62)	$(52)
State	—	1	(1)
Total Current	121	(61)	(53)
Deferred Expense (Benefit):
Federal	(156)	287	492
State	117	122	129
Total Deferred	(39)	409	621
ITC	11	(4)	(5)
Total Income Tax Expense	$93	$344	$563
Pre-Tax Income	$1,343	$1,411	$1,536
Tax Computed at Statutory Rate @ 21% in 2019 and 2018 and 35% in 2017	$282	$296	$538
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	92	98	83
Uncertain Tax Positions	1	(1)	(9)
Plant-Related Items	(2)	(10)	(23)
Tax Credits	(8)	(8)	(9)
Tax Adjustment Credit	(272)	(30)	—
Deferred Tax Benefit - Tax Act	—	—	(10)
Other	—	(1)	(7)
Subtotal	(189)	48	25
Total Income Tax Expense	$93	$344	$563
Effective Income Tax Rate	6.9%	24.4%	36.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSE&G:

	As of December 31,
PSE&G	2019	2018
	Millions
Deferred Income Taxes
Assets:
Noncurrent:
Regulatory Liability Excess Deferred Tax	$539	$606
OPEB	97	114
Related to Uncertain Tax Positions	42	—
Operating Leases	21	—
Other	55	—
Total Noncurrent Assets	$754	$720
Liabilities:
Noncurrent:
Plant-Related Items	$3,754	$3,622
New Jersey Corporate Business Tax	588	486
Pension Costs	160	159
Taxes Recoverable Through Future Rates (net)	108	89
Conservation Costs	44	36
Operating Leases	21	—
Other	183	84
Total Noncurrent Liabilities	$4,858	$4,476
Summary of Accumulated Deferred Income Taxes:
Net Noncurrent Deferred Income Tax Liabilities	$4,104	$3,756
ITC	85	74
Net Total Noncurrent Deferred Income Taxes and ITC	$4,189	$3,830

The deferred tax effect of certain assets and liabilities is presented in the table above net of the deferred tax effect associated with the respective regulatory deferrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reported income tax expense for PSEG Power with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 is as follows:

	Years Ended December 31,
PSEG Power	2019	2018	2017
	Millions
Net Income	$468	$365	$479
Income Taxes:
Operating Income:
Current (Benefit) Expense:
Federal	$(48)	$(164)	$95
State	3	24	(17)
Total Current	(45)	(140)	78
Deferred Expense (Benefit):
Federal	208	214	(804)
State	31	1	(37)
Total Deferred	239	215	(841)
ITC	9	(9)	34
Total Income Tax Expense (Benefit)	$203	$66	$(729)
Pre-Tax Income (Loss)	$671	$431	$(250)
Tax Computed at Statutory Rate @ 21% in 2019 and 2018 and 35% in 2017	$141	$91	$(88)
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	25	21	(36)
Manufacturing Deduction	—	—	(13)
NDT Fund	34	(13)	19
Tax Credits	(10)	(7)	(12)
Related to Uncertain Tax Positions	11	(24)	7
Audit Settlement	—	—	1
Deferred Tax Benefit - Tax Act	—	(1)	(610)
Other	2	(1)	3
Subtotal	62	(25)	(641)
Total Income Tax Expense (Benefit)	$203	$66	$(729)
Effective Income Tax Rate	30.3%	15.3%	291.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSEG Power:

	As of December 31,
PSEG Power	2019	2018
	Millions
Deferred Income Taxes
Assets:
Noncurrent:
Related to Uncertain Tax Positions	$72	$60
Pension Costs	61	52
OPEB	40	37
Operating Leases	15	—
Interest Disallowance Carry Forward	12	—
Contractual Liabilities & Environmental Costs	7	9
Other	30	61
Total Noncurrent Assets	$237	$219
Liabilities:
Noncurrent:
Plant-Related Items	$1,292	$1,189
New Jersey Corporate Business Tax	282	260
AROs and NDT Fund	278	197
Operating Leases	15	—
Other	45	—
Total Noncurrent Liabilities	$1,912	$1,646
Summary of Accumulated Deferred Income Taxes:
Net Noncurrent Deferred Income Tax Liabilities	$1,675	$1,427
ITC	201	192
Net Total Noncurrent Deferred Income Taxes and ITC	$1,876	$1,619

PSEG, PSE&G and PSEG Power each provide deferred taxes at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities irrespective of the treatment for rate-making purposes. Management believes that it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to PSE&G customers will be recovered from or refunded to PSE&G’s customers in the future. See Note 7. Regulatory Assets and Liabilities.
Effective January 1, 2018, the U.S. federal corporate income tax rate was reduced from a maximum of 35% to 21% resulting in a decrease in PSEG’s, PSE&G’s and PSEG Power’s effective income tax rates. To the extent allowed under the Tax Act, PSEG Power’s operating cash flows reflect the full expensing of qualifying capital investments for income tax purposes. The impact of the lower federal income tax rate on PSE&G was reflected in PSE&G’s 2018 distribution base rate proceeding and its 2018 transmission rate filing. The distribution base rate proceeding established a TAC mechanism that provides for the refund to customers of the excess deferred income tax regulatory liabilities as well as the flowback of previously realized and current period deferred income taxes related to tax repair deductions. The accounting for the TAC mechanism results in lower revenues and lower tax expense and a current effective tax rate for PSEG and PSE&G that is significantly lower than the statutory rate.
The decrease in the federal tax rate resulted in PSE&G recording excess deferred income taxes of approximately $2.1 billion and a Regulatory Liability of approximately $2.9 billion as of December 31, 2018. In 2019, PSE&G returned approximately $380 million of excess deferred income taxes and previously realized and current period deferred income taxes related to tax repair deductions to its customers with a reduction to tax expense of approximately $272 million. The flowback to customers of the excess deferred income taxes and previously realized tax repair deductions resulted in a decrease of approximately $321 million in the Regulatory Liability. The current period tax repair deduction reduces tax expense and revenue and recognizes a Regulatory Asset as PSE&G believes it is probable that the current period tax repair deductions flowed through to the customers will be recovered from customers in the future. See Note 7. Regulatory Assets and Liabilities for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Act is generally expected to result in lower operating cash flows for PSE&G resulting from the elimination of bonus depreciation, partially offset by higher revenues due to the higher rate base.
In November 2018, the IRS issued proposed regulations addressing the interest disallowance rules contained in the Tax Act. For non-regulated businesses, these rules set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2018 and 2019, a portion of PSEG’s and PSEG Power’s interest expense was disallowed for tax purposes but it is anticipated that these amounts will be realized in future periods. However, certain aspects of the proposed regulations are unclear. PSEG recorded taxes based on its interpretation of the relevant statutes.
In September 2019, the IRS released final and additional proposed regulations regarding the application of tax depreciation rules as amended by the Tax Act. PSEG, PSE&G and PSEG Power do not believe the final or proposed regulations will materially impact their respective financial statements.
Amounts recorded under the Tax Act, including but not limited to depreciation and interest disallowance, are subject to change based on several factors, including but not limited to, the IRS and state taxing authorities issuing additional guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and PSEG Power’s financial statements.
In 2019, PSE&G generated a $16 million New Jersey Corporate Business Tax NOL that is expected to be fully realized in the future. There are no other material tax carryforwards in other jurisdictions.
PSEG recorded the following amounts related to its unrecognized tax benefits, which were primarily comprised of amounts recorded for PSE&G, PSEG Power and Energy Holdings:

2019	PSEG	PSE&G	PSEG Power	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2019	$318	$108	$151	$54
Increases as a Result of Positions Taken in a Prior Period	17	5	8	5
Decreases as a Result of Positions Taken in a Prior Period	(37)	(1)	(13)	(22)
Increases as a Result of Positions Taken during the Current Period	27	12	15	—
Decreases as a Result of Positions Taken during the Current Period	—	—	—	—
Decreases as a Result of Settlements with Taxing Authorities	(4)	—	—	(4)
Decreases due to Lapses of Applicable Statute of Limitations	—	—	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2019	$321	$124	$161	$33
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(184)	(71)	(105)	(7)
Regulatory Asset—Unrecognized Tax Benefits	(46)	(46)	—	—
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$91	$7	$56	$26

2018	PSEG	PSE&G	PSEG Power	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2018	$334	$135	$142	$53
Increases as a Result of Positions Taken in a Prior Period	11	4	4	3
Decreases as a Result of Positions Taken in a Prior Period	(70)	(31)	(37)	(2)
Increases as a Result of Positions Taken during the Current Period	52	3	48	—
Decreases as a Result of Positions Taken during the Current Period	(3)	(3)	—	—
Decreases as a Result of Settlements with Taxing Authorities	(6)	—	(6)	—
Decreases due to Lapses of Applicable Statute of Limitations	—	—	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2018	$318	$108	$151	$54
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(173)	(57)	(104)	(12)
Regulatory Asset—Unrecognized Tax Benefits	(46)	(46)	—	—
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$99	$5	$47	$42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017	PSEG	PSE&G	PSEG Power	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2017	$328	$140	$128	$57
Increases as a Result of Positions Taken in a Prior Period	40	15	18	8
Decreases as a Result of Positions Taken in a Prior Period	(32)	(11)	(10)	(13)
Increases as a Result of Positions Taken during the Current Period	12	5	6	1
Decreases as a Result of Positions Taken during the Current Period	(1)	(1)	—	—
Decreases as a Result of Settlements with Taxing Authorities	—	—	—	—
Decreases due to Lapses of Applicable Statute of Limitations	(13)	(13)	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2017	$334	$135	$142	$53
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(157)	(73)	(72)	(12)
Regulatory Asset—Unrecognized Tax Benefits	(56)	(56)	—	—
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$121	$6	$70	$41

PSEG and its subsidiaries include accrued interest and penalties related to uncertain tax positions required to be recorded as Income Tax Expense in the Consolidated Statements of Operations. Accumulated interest and penalties that are recorded on the Consolidated Balance Sheets on uncertain tax positions were as follows:

	Accumulated Interest and Penalties on Uncertain Tax Positions as of December 31,
	2019	2018	2017
	Millions
PSEG	$40	$43	$70
PSE&G	$16	$12	$25
PSEG Power	$12	$9	$24
Energy Holdings	$13	$22	$21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that total unrecognized tax benefits will significantly increase or decrease within the next twelve months due to either agreements with various taxing authorities upon audit, the expiration of the Statute of Limitations, or other pending tax matters. These potential increases or decreases are as follows:

Possible (Increase)/Decrease in Total Unrecognized Tax Benefits	Over the next 12 Months
Millions
PSEG	$190
PSE&G	$107
PSEG Power	$77

A description of income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are:

	PSEG	PSE&G	PSEG Power
United States
Federal	2011-2018	N/A	N/A
New Jersey	2011-2018	2011-2018	N/A
Pennsylvania	2015-2018	2015-2018	N/A
Connecticut	2016-2018	N/A	N/A
Maryland	2016-2018	N/A	N/A
New York	2017-2018	N/A	N/A

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
There are certain aspects of the law that remain unclear. In particular, PSEG anticipates that the State of New Jersey will issue clarifying guidance regarding the combined reporting rules. Any further guidance or clarification could impact PSEG’s and PSEG Power’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2016	$2	$(398)	$133	$(263)
Other Comprehensive Income before Reclassifications	—	(32)	109	77
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	24	(65)	(43)
Net Current Period Other Comprehensive Income (Loss)	(2)	(8)	44	34
Balance as of December 31, 2017	$—	$(406)	$177	$(229)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(176)	(176)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(1)	17	(25)	(9)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	29	8	37
Net Current Period Other Comprehensive Income (Loss)	(1)	46	(17)	28
Net Change in Accumulated Other Comprehensive Income (Loss)	(1)	46	(193)	(148)
Balance as of December 31, 2018	$(1)	$(360)	$(16)	$(377)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting in the Change in the Federal Corporate Income Tax to Retained Earnings	—	(81)	—	(81)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(17)	(70)	49	(38)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3	12	(8)	7
Net Current Period Other Comprehensive Income (Loss)	(14)	(58)	41	(31)
Net Change in Accumulated Other Comprehensive Income (Loss)	(14)	(139)	41	(112)
Balance as of December 31, 2019	$(15)	$(499)	$25	$(489)

PSEG Power	Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2016	$—	$(340)	$129	$(211)
Other Comprehensive Income before Reclassifications	—	(28)	106	78
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	21	(60)	(39)
Net Current Period Other Comprehensive Income (Loss)	—	(7)	46	39
Balance as of December 31, 2017	$—	$(347)	$175	$(172)
Cumulative Effect Adjustment to Reclassify Unrealized Net Gains on Equity Investments to Retained Earnings	—	—	(175)	(175)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	16	(19)	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	25	6	31
Net Current Period Other Comprehensive Income (Loss)	—	41	(13)	28
Net Change in Accumulated Other Comprehensive Income (Loss)	—	41	(188)	(147)
Balance as of December 31, 2018	$—	$(306)	$(13)	$(319)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting in the Change in the Federal Corporate Income Tax to Retained Earnings	—	(69)	—	(69)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	(55)	38	(17)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	10	(6)	4
Net Current Period Other Comprehensive Income (Loss)	—	(45)	32	(13)
Net Change in Accumulated Other Comprehensive Income (Loss)	—	(114)	32	(82)
Balance as of December 31, 2019	$—	$(420)	$19	$(401)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2017
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$3	$(1)	$2
Total Cash Flow Hedges		3	(1)	2
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	10	(4)	6
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(51)	21	(30)
Total Pension and OPEB Plans		(41)	17	(24)
Available-for-Sale Securities
Realized Gains (Losses) and Other-Than-Temporary Impairments (OTTI)	Net Gains (Losses) on Trust Investments	134	(69)	65
Total Available-for-Sale Securities		134	(69)	65
Total		$96	$(53)	$43

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2017
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$9	$(4)	$5
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(44)	18	(26)
Total Pension and OPEB Plans		(35)	14	(21)
Available-for-Sale Securities
Realized Gains (Losses) and OTTI	Net Gains (Losses) on Trust Investments	125	(65)	60
Total Available-for-Sale Securities		125	(65)	60
Total		$90	$(51)	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2018
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$6	$(2)	$4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(47)	14	(33)
Total Pension and OPEB Plans		(41)	12	(29)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(13)	5	(8)
Total Available-for-Sale Securities		(13)	5	(8)
Total		$(54)	$17	$(37)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2018
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$5	$(1)	$4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(40)	11	(29)
Total Pension and OPEB Plans		(35)	10	(25)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(11)	5	(6)
Total Available-for-Sale Securities		(11)	5	(6)
Total		$(46)	$15	$(31)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2019
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(4)	$1	$(3)
Total Cash Flow Hedges		(4)	1	(3)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	26	(7)	19
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(43)	12	(31)
Total Pension and OPEB Plans		(17)	5	(12)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	13	(5)	8
Total Available-for-Sale Securities		13	(5)	8
Total		$(8)	$1	$(7)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2019
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$23	$(7)	$16
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(36)	10	(26)
Total Pension and OPEB Plans		(13)	3	(10)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	10	(4)	6
Total Available-for-Sale Securities		10	(4)	6
Total		$(3)	$(1)	$(4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. Earnings Per Share (EPS) and Dividends
EPS
Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding or vesting of restricted stock awards granted under PSEG’s stock compensation plans and upon payment of PSUs or RSUs. For additional information on PSEG’s stock compensation plans see Note 20. Stock Based Compensation. The following table shows the effect of these stock options, PSUs and RSUs on the weighted average number of shares outstanding used in calculating diluted EPS:

	Years Ended December 31,
	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator:
(Millions)
Net Income	$1,693	$1,693	$1,438	$1,438	$1,574	$1,574
EPS Denominator:
(Millions)
Weighted Average Common Shares Outstanding	504	504	504	504	505	505
Effect of Stock Based Compensation Awards	—	3	—	3	—	2
Total Shares	504	507	504	507	505	507
EPS:
Net Income	$3.35	$3.33	$2.85	$2.83	$3.12	$3.10

For additional information on all the types of long-term incentive awards, see Note 20. Stock Based Compensation.
Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2019	2018	2017
Per Share	$1.88	$1.80	$1.72
in Millions	$950	$910	$870

On February 18, 2020, PSEG’s Board of Directors approved a $0.49 per share common stock dividend for the first quarter of 2020.
Note 25. Financial Information by Business Segment
Basis of Organization
PSEG’s, PSE&G’s and PSEG Power’s operating segments were determined by management in accordance with GAAP. These segments were determined based on how management measures performance based on segment Net Income, as illustrated in the following table, and how resources are allocated to each business. PSEG’s reportable segments are PSE&G and PSEG Power. PSE&G and PSEG Power each represent a single reportable segment and therefore no separate segment information is provided for these Registrants.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG Power
PSEG Power earns revenues by selling energy, capacity and ancillary services on a wholesale basis under contract to power marketers and to load-serving entities and by bidding energy, capacity and ancillary services into the markets for these products. A significant portion of PSEG Power’s revenue is obtained from the various ISOs in which PSEG Power operates. The ISOs act similarly to a clearing house for all of its members in that all revenues paid out are collected from market participants based on their consumption of energy and energy-related products. PSEG Power also enters into bilateral contracts for energy, capacity, FTRs, gas, emission allowances and other energy-related contracts to optimize the value of its portfolio of generating assets and its electric and gas supply obligations. In addition, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants receive ZEC revenue from the EDCs in New Jersey including PSE&G.
Other
This category includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2019
Operating Revenues	$6,625	$4,385	$549	$(1,483)	$10,076
Depreciation and Amortization	837	377	34	—	1,248
Operating Income (Loss)	1,469	448	26	—	1,943
Income from Equity Method Investments	—	14	—	—	14
Interest Income	18	7	6	(5)	26
Interest Expense	361	119	94	(5)	569
Income (Loss) before Income Taxes	1,343	671	(64)	—	1,950
Income Tax Expense (Benefit)	93	203	(39)	—	257
Net Income (Loss) (C)	$1,250	$468	$(25)	$—	$1,693
Gross Additions to Long-Lived Assets	$2,542	$607	$17	$—	$3,166
As of December 31, 2019
Total Assets	$33,266	$12,805	$2,715	$(1,056)	$47,730
Investments in Equity Method Subsidiaries	$—	$66	$1	$—	$67

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2018
Operating Revenues	$6,471	$4,146	$571	$(1,492)	$9,696
Depreciation and Amortization	770	354	34	—	1,158
Operating Income (Loss)	1,606	596	96	—	2,298
Income from Equity Method Investments	—	15	—	—	15
Interest Income	21	5	9	(6)	29
Interest Expense	333	76	73	(6)	476
Income (Loss) before Income Taxes	1,411	431	13	—	1,855
Income Tax Expense (Benefit)	344	66	7	—	417
Net Income (Loss)	$1,067	$365	$6	$—	$1,438
Gross Additions to Long-Lived Assets	$2,896	$996	$20	$—	$3,912
As of December 31, 2018
Total Assets	$31,109	$12,594	$2,604	$(981)	$45,326
Investments in Equity Method Subsidiaries	$—	$86	$—	$—	$86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2017
Operating Revenues	$6,324	$3,860	$466	$(1,556)	$9,094
Depreciation and Amortization	685	1,268	33	—	1,986
Operating Income (Loss)	1,760	(367)	36	—	1,429
Income from Equity Method Investments	—	14	—	—	14
Interest Income	24	3	5	(2)	30
Interest Expense	303	50	40	(2)	391
Income (Loss) before Income Taxes	1,536	(250)	(18)	—	1,268
Income Tax Expense (Benefit)	563	(729)	(140)	—	(306)
Net Income (Loss)	$973	$479	$122	$—	$1,574
Gross Additions to Long-Lived Assets	$2,919	$1,231	$40	$—	$4,190
As of December 31, 2017
Total Assets	$28,554	$12,418	$2,666	$(922)	$42,716
Investments in Equity Method Subsidiaries	$—	$87	$—	$—	$87

(A)
Includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

(B)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 26. Related-Party Transactions.

(C)
Includes an after-tax loss of $286 million related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants. See Note 4. Early Plant Retirements/Asset Dispositions for additional information.

Note 26. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2019	2018	2017
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$1,512	$1,514	$1,580
Administrative Billings from Services (B)	310	333	331
Total Billings from Affiliates	$1,822	$1,847	$1,911

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
Related Party Transactions	2019	2018
	Millions
Receivables from PSEG (C)	$1	$123
Payable to PSEG Power (A)	$307	$245
Payable to Services (B)	83	76
Accounts Payable—Affiliated Companies	$390	$321
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$115	$69

PSEG Power
The financial statements for PSEG Power include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2019	2018	2017
	Millions
Billings to Affiliates:
Net Billings to PSE&G (A)	$1,512	$1,514	1,580
Billings from Affiliates:
Administrative Billings from Services (B)	$156	$145	$168

	Years Ended December 31,
Related Party Transactions	2019	2018
	Millions
Receivable from PSE&G (A)	$307	$245
Receivables from PSEG (C)	101	29
Accounts Receivable—Affiliated Companies	$408	$274
Payable to Services (B)	$5	$16
Accounts Payable—Affiliated Companies	$5	$16
Short-Term Loan to (from) Affiliate (E)	$149	$(193)
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$115	$76

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

(B)
Services provides and bills administrative services to PSE&G and PSEG Power at cost. In addition, PSE&G and PSEG Power have other payables to Services, including amounts related to certain common costs, which Services pays on behalf of each of the operating companies.

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

(D)	PSE&G and PSEG Power have advanced working capital to Services. The amounts are included in Other Noncurrent Assets on PSE&G’s and PSEG Power’s Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(E)	PSEG Power’s short-term loans with PSEG are for working capital and other short-term needs. Interest Income and Interest Expense relating to these short-term funding activities were immaterial.
Note 27. Selected Quarterly Data (Unaudited)
The information shown in the following tables, in the opinion of PSEG, PSE&G and PSEG Power includes all adjustments, consisting only of normal recurring accruals, necessary to fairly present such amounts.

	Quarter Ended
	March 31,		June 30, (A)		September 30,		December 31, (B)
	2019	2018	2019	2018	2019	2018	2019	2018
PSEG Consolidated:	Millions, except per share data
Operating Revenues	$2,980	$2,818	$2,316	$2,016	$2,302	$2,394	$2,478	$2,468
Operating Income	$786	$832	$160	$411	$490	$554	$507	$501
Net Income	$700	$558	$153	$269	$403	$412	$437	$199
Earnings Per Share:
Basic:
Net Income	$1.39	$1.11	$0.30	$0.53	$0.80	$0.82	$0.86	$0.39
Diluted:
Net Income	$1.38	$1.10	$0.30	$0.53	$0.79	$0.81	$0.86	$0.39
Weighted Average Common Shares Outstanding:
Basic	504	504	504	504	504	504	504	504
Diluted	507	507	507	507	507	507	507	508

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
PSE&G:	Millions
Operating Revenues	$2,032	$1,845	$1,382	$1,386	$1,604	$1,595	$1,607	$1,645
Operating Income	$465	$482	$282	$358	$392	$421	$330	$345
Net Income	$403	$319	$227	$231	$344	$278	$276	$239

	Quarter Ended
	March 31,		June 30, (A)		September 30,		December 31, (B)
	2019	2018	2019	2018	2019	2018	2019	2018
PSEG Power:	Millions
Operating Revenues	$1,416	$1,403	$1,083	$767	$771	$868	$1,115	$1,108
Operating Income (Loss)	$301	$329	$(86)	$42	$79	$112	$154	$113
Net Income (Loss)	$296	$234	$(40)	$41	$53	$125	$159	$(35)

(A)
The decrease in Operating Income and Net Income at PSEG consolidated and PSEG Power in the second quarter of 2019 as compared to the same quarter in 2018 was primarily due to the loss in 2019 related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh fossil generation plants, offsetting MTM net gains in 2019 as compared to net losses in 2018.

(B)
The increase in Net Income at PSEG consolidated and PSEG Power in the fourth quarter of 2019 as compared to the same quarter in 2018 was primarily due to net gains in 2019 as compared to net losses in 2018 on equity securities in PSEG Power’s NDT Fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 28. Guarantees of Debt
PSEG Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as PSEG Power’s non-guarantor subsidiaries, as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017.

	PSEG Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2019
Operating Revenues	$—	$4,315	$299	$(229)	$4,385
Operating Expenses	12	3,852	302	(229)	3,937
Operating Income (Loss)	(12)	463	(3)	—	448
Equity Earnings (Losses) of Subsidiaries	554	(34)	14	(520)	14
Net Gains (Losses) on Trust Investments	3	250	—	—	253
Other Income (Deductions)	168	206	—	(320)	54
Non-Operating Pension and OPEB Credits (Costs)	—	20	1	—	21
Interest Expense	(284)	(104)	(51)	320	(119)
Income Tax Benefit (Expense)	39	(265)	23	—	(203)
Net Income (Loss)	$468	$536	$(16)	$(520)	$468
Comprehensive Income (Loss)	$455	$565	$(16)	$(549)	$455
As of December 31, 2019
Current Assets	$4,235	$1,870	$376	$(4,755)	$1,726
Property, Plant and Equipment, net	46	4,426	3,954	—	8,426
Investment in Subsidiaries	5,363	1,075	—	(6,438)	—
Noncurrent Assets	300	2,467	100	(214)	2,653
Total Assets	$9,944	$9,838	$4,430	$(11,407)	$12,805
Current Liabilities	$1,010	$2,691	$2,113	$(4,755)	$1,059
Noncurrent Liabilities	610	2,104	922	(214)	3,422
Long-Term Debt	2,434	—	—	—	2,434
Member’s Equity	5,890	5,043	1,395	(6,438)	5,890
Total Liabilities and Member’s Equity	$9,944	$9,838	$4,430	$(11,407)	$12,805
Year Ended December 31, 2019
Net Cash Provided By (Used In) Operating Activities	$107	$1,507	$94	$(229)	$1,479
Net Cash Provided By (Used In) Investing Activities	$119	$(846)	$(257)	$223	$(761)
Net Cash Provided By (Used In) Financing Activities	$(225)	$(664)	$164	$6	$(719)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSEG Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2018
Operating Revenues	$—	$4,078	$224	$(156)	$4,146
Operating Expenses	14	3,460	232	(156)	3,550
Operating Income (Loss)	(14)	618	(8)	—	596
Equity Earnings (Losses) of Subsidiaries	406	(28)	15	(378)	15
Net Gains (Losses) on Trust Investments	(1)	(139)	—	—	(140)
Other Income (Deductions)	135	166	—	(280)	21
Non-Operating Pension and OPEB Credits (Costs)	—	13	2	—	15
Interest Expense	(230)	(96)	(30)	280	(76)
Income Tax Benefit (Expense)	69	(143)	8	—	(66)
Net Income (Loss)	$365	$391	$(13)	$(378)	$365
Comprehensive Income (Loss)	$393	$379	$(13)	$(366)	$393
As of December 31, 2018
Current Assets	$4,317	$1,479	$304	$(4,593)	$1,507
Property, Plant and Equipment, net	49	4,971	3,822	—	8,842
Investment in Subsidiaries	5,062	1,107	—	(6,169)	—
Noncurrent Assets	273	2,109	101	(238)	2,245
Total Assets	$9,701	$9,666	$4,227	$(11,000)	$12,594
Current Liabilities	$437	$2,971	$2,027	$(4,593)	$842
Noncurrent Liabilities	513	1,996	730	(238)	3,001
Long-Term Debt	2,791	—	—	—	2,791
Member’s Equity	5,960	4,699	1,470	(6,169)	5,960
Total Liabilities and Member’s Equity	$9,701	$9,666	$4,227	$(11,000)	$12,594
Year Ended December 31, 2018
Net Cash Provided By (Used In) Operating Activities	$(74)	$1,007	$42	$109	$1,084
Net Cash Provided By (Used In) Investing Activities	$(402)	$(1,034)	$(406)	$791	$(1,051)
Net Cash Provided By (Used In) Financing Activities	$476	$27	$354	$(900)	$(43)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSEG Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2017
Operating Revenues	$—	$3,821	$174	$(135)	$3,860
Operating Expenses	8	4,159	195	(135)	4,227
Operating Income (Loss)	(8)	(338)	(21)	—	(367)
Equity Earnings (Losses) of Subsidiaries	567	60	14	(627)	14
Net Gains (Losses) on Trust Investments	3	122	—	—	125
Other Income (Deductions)	71	91	2	(144)	20
Non-Operating Pension and OPEB Credits (Costs)	—	8	—	—	8
Interest Expense	(128)	(49)	(17)	144	(50)
Income Tax Benefit (Expense)	(26)	588	167	—	729
Net Income (Loss)	$479	$482	$145	$(627)	$479
Comprehensive Income (Loss)	$518	$529	$145	$(674)	$518
Year Ended December 31, 2017
Net Cash Provided By (Used In) Operating Activities	$(42)	$1,185	$238	$(55)	$1,326
Net Cash Provided By (Used In) Investing Activities	$506	$(448)	$(525)	$(765)	$(1,232)
Net Cash Provided By (Used In) Financing Activities	$(464)	$(736)	$307	$820	$(73)

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
Internal Controls
PSEG, PSE&G and PSEG Power
We have conducted assessments of our internal control over financial reporting as of December 31, 2019, as required by Section 404 of the Sarbanes-Oxley Act, using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO.” Managements’ reports on PSEG’s, PSE&G’s and PSEG Power’s internal control over financial reporting are included on pages 180, 181 and 182, respectively. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of PSEG’s internal control over financial reporting is included on page 183. Management has concluded that internal control over financial reporting is effective as of December 31, 2019.
We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
Based on the assessment performed, management has concluded that PSEG’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSEG’s financial reporting and the preparation of its financial statements as of December 31, 2019 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2019.
PSEG’s external auditors, Deloitte & Touche LLP, have audited PSEG’s financial statements for the year ended December 31, 2019 included in this annual report on Form 10-K and, as part of that audit, have issued a report on the effectiveness of PSEG’s internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ RALPH IZZO
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 26, 2020

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
Based on the assessment performed, management has concluded that PSE&G’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSE&G’s financial reporting and the preparation of its financial statements as of December 31, 2019 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2019.

/s/ RALPH IZZO
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 26, 2020

MANAGEMENT REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING—PSEG Power
Management of PSEG Power LLC (PSEG Power) is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and implemented by the company’s management and other personnel, with oversight by the Audit Committee of the Board of Directors of its parent, Public Service Enterprise Group Incorporated, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles).
PSEG Power’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of PSEG Power’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of PSEG Power are being made only in accordance with authorizations of PSEG Power’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of PSEG Power’s assets that could have a material effect on the financial statements.
In connection with the preparation of PSEG Power’s annual financial statements, management of PSEG Power has undertaken an assessment, which includes the design and operational effectiveness of PSEG Power’s internal control over financial reporting based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO”. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on the assessment performed, management has concluded that PSEG Power’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSEG Power’s financial reporting and the preparation of its financial statements as of December 31, 2019 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2019.

/s/ RALPH IZZO
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Public Service Enterprise Group Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Public Service Enterprise Group Incorporated and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the consolidated financial statement schedule listed in the Index at Item 15(B)(a) as of and for the year ended December 31, 2019 of the Company and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements.
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
February 26, 2020

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Executive Officers
PSEG
The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I. Information About Our Executive Officers (PSEG).
PSE&G and PSEG Power
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.
Directors
PSEG
The information required by Item 10 of Form 10-K with respect to (i) present directors of PSEG who are nominees for election as directors at PSEG’s 2020 Annual Meeting of Stockholders, (ii) the director nomination process, and (iii) the composition of the Audit Committee of the Board, is set forth under the headings “Nominees For Director-Biographical Information,” “Overview of Board Nominees-Board Refreshment and Tenure,” and “-Board Membership Selection,” and “Corporate Governance-Board Committees,” respectively, in PSEG’s definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 16, 2020 and which information set forth under said heading is incorporated herein by this reference thereto.
PSE&G and PSEG Power
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.
Standards of Conduct
Our Standards of Conduct (Standards) is a code of ethics applicable to us and our subsidiaries. The Standards are an integral part of our business conduct compliance program and embody our commitment to conduct operations in accordance with the highest legal and ethical standards. The Standards apply to all of our directors and employees (including PSE&G’s, PSEG Power’s, Energy Holdings’ and Services’ respective principal executive officer, principal financial officer, principal accounting officer or Controller and persons performing similar functions). Each such person is responsible for understanding and complying with the Standards. The Standards are posted on our website, http://corporate.pseg.com/aboutpseg/leadershipandgovernance/standardsofconduct. You can get a free copy of the Standards by making an oral or written request directed to:
Vice President, Investor Relations
PSEG Services Corporation
80 Park Plaza, 4th Floor
Newark, NJ 07102
Telephone (973) 430-6565
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
In 2019, we did not grant any waivers to the Standards.

Section 16(a) Beneficial Ownership Reporting Compliance
PSEG
The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the heading “Security Ownership of Directors, Management and Certain Beneficial Owners-Delinquent Section 16(a) Reports” in PSEG’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the SEC on or about March 16, 2020 and which information set forth under said heading is incorporated herein by this reference thereto.
PSEG Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
PSEG
The information required by Item 11 of Form 10-K is set forth in PSEG’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 16, 2020 and such information set forth under such heading is incorporated herein by this reference thereto.
PSEG Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PSEG
The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading “Security Ownership of Directors, Management and Certain Beneficial Owners” in PSEG’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 16, 2020 and such information set forth under such heading is incorporated herein by this reference thereto.
For information relating to securities authorized for issuance under equity compensation plans, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
PSE&G and PSEG Power
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE
PSEG
The information required by Item 13 of Form 10-K is set forth under the heading “Corporate Governance-Certain Relationships and Related Party Transactions” in PSEG’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 16, 2020 and such information set forth under such heading is incorporated herein by this reference thereto.
PSEG Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is set forth under the heading “Fees Billed by Deloitte for 2019 and 2018” in PSEG’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 16, 2020. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) The following Financial Statements are filed as a part of this report:

a.
Public Service Enterprise Group Incorporated’s Consolidated Balance Sheets as of December 31, 2019 and 2018 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Stockholders’ Equity for the three years ended December 31, 2019 on pages 73 through 78.

b.
Public Service Electric and Gas Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Common Stockholder’s Equity for the three years ended December 31, 2019 on pages 79 through 84.

c.
PSEG Power LLC’s Consolidated Balance Sheets as of December 31, 2019 and 2018 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Capitalization and Member’s Equity for the three years ended December 31, 2019 on pages 85 through 90.

(B) The following documents are filed as a part of this report:

a.	PSEG’s Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2019 (page 192).

b.	PSE&G’s Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2019 (page 192).

c.	PSEG Power’s Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2019 (page 192).

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

4c	Description of Common Stock

LIST OF EXHIBITS:

10a(1)	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019(7)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, Amended effective July 1, 2019(8)
10a(3)	2007 Equity Compensation Plan for Outside Directors, amended and restated effective January 1, 2019(9)
10a(4)	Deferred Compensation Plan for Directors, amended effective January 1, 2019(10)
10a(5)	Deferred Compensation Plan for Certain Employees, amended and restated effective January 1, 2019(11)
10a(6)	1989 Long-Term Incentive Plan, as amended(12)
10a(7)	2001 Long-Term Incentive Plan(13)
10a(8)	Senior Management Incentive Compensation Plan(14)
10a(9)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective July 1, 2019(15)
10a(10)	Severance Agreement with Ralph Izzo dated December 16, 2008(16)
10a(11)	Stock Plan for Outside Directors, as amended(17)
10a(12)	Compensation Plan for Outside Directors(18)
10a(13)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(19)
10a(14)	Form of Agreement for Advancement of Expenses with Outside Directors(20)
10a(15)	Equity Deferral Plan, effective January 1, 2019(21)
10a(16)	Agreement with Tamara L. Linde dated June 18, 2014(22)
10a(17)	Agreement with Daniel J. Cregg dated September 22, 2015(23)
10a(18)	Clawback Practice, effective February 20, 2018(24)
10a(19)	Agreement with Ralph A. LaRossa dated December 16, 2019
10a(20)	Agreement with David M. Daly dated December 16, 2019
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1934 Act)
31a	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32a	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
b.	PSE&G
3a(1)	Restated Certificate of Incorporation of PSE&G(25)
3a(2)
Certificate of Amendment of Certificate of Restated Certificate of Incorporation of PSE&G filed February 18, 1987 with the State of New Jersey adopting limitations of liability provisions in accordance with an amendment to New Jersey Business Corporation Act(26)

3a(3)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed June 17, 1992 with the State of New Jersey, establishing the 7.44% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(27)

3a(4)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed March 11, 1993 with the State of New Jersey, establishing the 5.97% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(28)

LIST OF EXHIBITS:

3a(5)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed January 27, 1994 with the State of New Jersey, establishing the 6.92% Cumulative Preferred Stock ($100 Par) and the 6.75% Cumulative Preferred Stock ($25 Par) as a series of Preferred Stock(29)

3b(1)	By-Laws of PSE&G as in effect April 17, 2007(30)
4a(1)
Indenture between PSE&G and Fidelity Union Trust Company (now, Wachovia Bank, National Association), as Trustee, dated August 1, 1924(31), securing First and Refunding Mortgage Bond and Supplemental Indentures between PSE&G and U.S. Bank National Association, successor, as Trustee, supplemental to Exhibit 4a(1), dated as follows:

4a(2)	June 1, 1937(32)
4a(3)	July 1, 1937(33)
4a(4)	June 1, 1991 (No. 1)(34)
4a(5)	July 1, 1993(35)
4a(6)	August 1, 2004 (No. 4)(36)
4a(7)	April 1, 2007(37)
4a(8)	November 1, 2009(38)
4a(9)	May 1, 2012(39)
4a(10)	May 1, 2013(40)
4a(11)	August 1, 2014(41)
4a(12)	May 1, 2015(42)
4a(13)	September 1, 2016(43)
4a(14)	April 1, 2018(44)
4a(15)	December 1, 2019
4b	Description of the First and Refunding Mortgage Bonds
4c	Indenture of Trust between PSE&G and Chase Manhattan Bank (National Association) (The Bank of New York Mellon, successor), as Trustee, providing for Secured Medium-Term Notes dated July 1, 1993(45)
4d
Indenture dated as of December 1, 2000 between Public Service Electric and Gas Company and First Union National Bank (U.S. Bank National Association, successor), as Trustee, providing for Senior Debt Securities(46)

10a(1)	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019(7)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, Amended effective July 1, 2019(8)
10a(3)	2007 Equity Compensation Plan for Outside Directors, amended and restated effective January 1, 2019(9)
10a(4)	Deferred Compensation Plan for Directors, amended effective January 1, 2019(10)
10a(5)	Deferred Compensation Plan for Certain Employees, amended and restated effective January 1, 2019(11)
10a(6)	1989 Long-Term Incentive Plan, as amended(12)
10a(7)	2001 Long-Term Incentive Plan(13)
10a(8)	Senior Management Incentive Compensation Plan(14)
10a(9)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective July 1, 2019(15)
10a(10)	Severance Agreement with Ralph Izzo dated December 16, 2008(16)
10a(11)	Stock Plan for Outside Directors, as amended(17)
10a(12)	Compensation Plan for Outside Directors(18)
10a(13)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(19)
10a(14)	Form of Agreement for Advancement of Expenses with Outside Directors(47)
10a(15)	Equity Deferral Plan, effective January 1, 2019(21)
10a(16)	Agreement with Tamara L. Linde dated June 18, 2014(22)
10a(17)	Agreement with Daniel J. Cregg dated September 22, 2015(23)
10a(18)	Clawback Practice, effective February 20, 2018(24)

LIST OF EXHIBITS:

10a(19)	Agreement with David M. Daly dated December 16, 2019
23a	Consent of Independent Registered Public Accounting Firm
31b	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
31c	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32b	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32c	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
c.	PSEG Power:
3a	Certificate of Formation of PSEG Power LLC(48)
3b	PSEG Power LLC Limited Liability Company Agreement(49)
4a
Indenture dated April 16, 2001 between and among PSEG Power, PSEG Fossil, PSEG Nuclear, PSEG Energy Resources & Trade and The Bank of New York Mellon and form of Subsidiary Guaranty included therein(50)

4b	First Supplemental Indenture, dated as of March 13, 2002(51)
4c	Description of the Senior Notes
10a(1)	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019(7)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, Amended effective July 1, 2019(8)
10a(3)	Deferred Compensation Plan for Certain Employees, amended and restated effective January 1, 2019(11)
10a(4)	1989 Long-Term Incentive Plan, as amended(12)
10a(5)	2001 Long-Term Incentive Plan(13)
10a(6)	Senior Management Incentive Compensation Plan(14)
10a(7)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective July 1, 2019(15)
10a(8)	Severance Agreement with Ralph Izzo dated December 16, 2008(16)
10a(9)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(19)
10a(10)	Equity Deferral Plan, effective January 1, 2019(21)
10a(11)	Agreement with Tamara L. Linde dated June 18, 2014(22)
10a(12)	Agreement with Daniel J. Cregg dated September 22, 2015(23)
10a(13)	Clawback Practice, effective February 20, 2018(24)
10a(14)	Agreement with Ralph A. LaRossa dated December 16, 2019
23b	Consent of Independent Registered Public Accounting Firm
31d	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
31e	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32d	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32e	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase

LIST OF EXHIBITS:

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as Exhibit 3.1a with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120, on May 4, 2007 and incorporated herein by this reference.

(2)	Filed as Exhibit 3.1b with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120, on May 4, 2007 and incorporated herein by this reference.

(3)	Filed as Exhibit 3.1c with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120, on May 4, 2007 and incorporated herein by this reference.

(4)	Filed as Exhibit 99.1 with Current Report on Form 8-K, File No. 001-09120, on December 16, 2015 and incorporated herein by this reference.

(5)	Filed as Exhibit 4(f) with Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 001-09120, on May 13, 1998 and incorporated herein by this reference.

(6)	Filed as Exhibit 4(f) with Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09120, on February 23, 1999 and incorporated herein by this reference

(7)	Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-09120, on October 31, 2019 and incorporated herein by this reference.

(8)	Filed as Exhibit 10.2 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-09120, on October 31, 2019 and incorporated herein by this reference.

(9)	Filed as Exhibit 10a(3) with Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09120 on February 27, 2019 and incorporated herein by this reference.

(10)	Filed as Exhibit 10a(4) with Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09120 on February 27, 2019 and incorporated herein by this reference.

(11)	Filed as Exhibit 10a(5) with Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09120 on February 27, 2019 and incorporated herein by this reference.

(12)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 001-09120, on November 4, 2002 and incorporated herein by this reference.

(13)	Filed as Exhibit 10a(7) with Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-09120, on March 6, 2001 and incorporated herein by this reference.

(14)	Filed as Exhibit 10a(11) with Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09120, on February 26, 2009 and incorporated herein by this reference.

(15)	Filed as Exhibit 10.3 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-09120 on October 31, 2019 and incorporated herein by this reference.

(16)	Filed as Exhibit 99 with Current Report on Form 8-K, File Nos. 001-09120, 000-49614 and 001-00973, on December 22, 2008 and incorporated herein by this reference.

(17)	Filed as Exhibit 10a(17) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.

(18)	Filed as Exhibit 10a(20) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.

(19)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 001-09120, on May 1, 2013 and incorporated herein by this reference.

(20)	Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120, on February 19, 2009 and incorporated herein by this reference.

(21)	Filed as Exhibit 10a(15) with Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09120 on February 27, 2019 and incorporated herein by this reference.

(22)	Filed as Exhibit 10a with Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-09120, on February 26, 2015, and incorporated herein by this reference.

(23)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 001-09120, on October 30, 2015, and incorporated herein by this reference.

(24)	Filed as Exhibit 10a(20) with Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-09120 on February 26, 2018 and incorporated herein by this reference.

(25)	Filed as Exhibit 3a(1) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(26)	Filed as Exhibit 3a(2) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(27)	Filed as Exhibit 3a(3) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(28)	Filed as Exhibit 3a(4) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(29)	Filed as Exhibit 3a(5) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(30)	Filed as Exhibit 3.3 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-00973, on May 4, 2007 and incorporated herein by this reference.

(31)	Filed as Exhibit 4b(1) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973, on February 18, 1981 and incorporated herein by this reference.

(32)	Filed as Exhibit 4b(3) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973, on February 18, 1981 and incorporated herein by this reference.

(33)	Filed as Exhibit 4b(4) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973, on February 18, 1981 and incorporated herein by this reference.

(34)	Filed as Exhibit 4(i) on Form 8-A, File No. 001-00973, on June 1, 1991 and incorporated herein by this reference.

(35)	Filed as Exhibit 4(ii) on Form 8-A, File No. 001-00973, on May 25, 1993 and incorporated herein by this reference.

(36)	Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973, on March 1, 2005 and incorporated herein by this reference.

(37)	Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-00973, on February 28, 2008 and incorporated herein by this reference.

(38)	Filed as Exhibit 4a(30) with Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-00973, on February 25, 2010 and incorporated herein by this reference.

(39)	Filed as Exhibit 4a(32) with Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-00973, on February 26, 2013, and incorporated herein by this reference.

(40)	Filed as Exhibit 4 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-00973, on July 30, 2013, and incorporated herein by this reference.

(41)	Filed as Exhibit 4a(22) with Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 001-09120, on October 30, 2014 and incorporated herein by this reference.

(42)	Filed as Exhibit 4a(23) with Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-09120, on July 31, 2015 and incorporated herein by this reference.

(43)	Filed as Exhibit 4a(14) with Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-00973, on February 27, 2017 and incorporated herein by this reference.

(44)	Filed as Exhibit 4a(15) with Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-00973, on April 30, 2018 and incorporated herein by this reference.

(45)	Filed as Exhibit 4 with Current Report on Form 8-K, File No. 001-00973, on December 1, 1993 and incorporated herein by this reference.

(46)	Filed as Exhibit 4-6 to Registration Statement on Form S-3, File No. 333-76020, filed on December 27, 2001 and incorporated herein by this reference.

(47)	Filed as Exhibit 10.2 with Current Report on Form 8-K, File No. 001-00973, on February 19, 2009 and incorporated herein by this reference.

(48)	Filed as Exhibit 3.1 to Registration Statement on Form S-4, No. 333-69228, filed on September 10, 2001 and incorporated herein by this reference.

(49)	Filed as Exhibit 3.2 to Registration Statement on Form S-4, No. 333-69228, filed on September 10, 2001 and incorporated herein by this reference.

(50)	Filed as Exhibit 4.1 to Registration Statement on Form S-4, No. 333-69228, filed on September 10, 2001 and incorporated herein by this reference.

(51)	Filed as Exhibit 4.7 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-49614, on May 15, 2002 and incorporated herein by this reference.

Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2019—December 31, 2017
PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Column A	Column B	Column C Additions		Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2019
Allowance for Doubtful Accounts	$63	$87	$—	$90	(A)	$60
Materials and Supplies Valuation Reserve	9	3	—	1	(B)	11
2018
Allowance for Doubtful Accounts	$59	$91	$—	$87	(A)	$63
Materials and Supplies Valuation Reserve	7	4	—	2	(B)	9
2017
Allowance for Doubtful Accounts	$68	$76	$—	$85	(A)	$59
Materials and Supplies Valuation Reserve	37	2	—	32	(C)	7

(A)	Accounts Receivable written off.

(B)	Reduce reserve to appropriate level and to remove obsolete inventory.

(C)	Hudson and Mercer inventory written off.
PUBLIC SERVICE ELECTRIC AND GAS COMPANY

Column A	Column B	Column C Additions		Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2019
Allowance for Doubtful Accounts	$63	$87	$—	$90	(A)	$60
Materials and Supplies Valuation Reserve	2	—	—	—		2
2018
Allowance for Doubtful Accounts	$59	$91	$—	$87	(A)	$63
Materials and Supplies Valuation Reserve	—	2	—	—		2
2017
Allowance for Doubtful Accounts	$68	$76	$—	$85	(A)	$59
Materials and Supplies Valuation Reserve	—	—	—	—		—

(A)	Accounts Receivable written off.
PSEG POWER LLC

Column A	Column B	Column C Additions		Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
			Millions
2019
Materials and Supplies Valuation Reserve	$7	$3	$—	$1	(A)	$9
2018
Materials and Supplies Valuation Reserve	$7	$2	$—	$2	(A)	$7
2017
Materials and Supplies Valuation Reserve	$37	$2	$—	$32	(B)	$7

(A)	Reduce reserve to appropriate level and to remove obsolete inventory.

(B)	Hudson and Mercer inventory written off.

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
Date: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO	Chairman of the Board, President, Chief Executive Officer and	February 26, 2020
Ralph Izzo	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer	February 26, 2020
Daniel J. Cregg	(Principal Financial Officer)

/s/ ROSE M. CHERNICK	Vice President and Controller	February 26, 2020
Rose M. Chernick	(Principal Accounting Officer)

/s/ WILLIE A. DEESE	Director	February 26, 2020
Willie A. Deese

/s/ WILLIAM V. HICKEY	Director	February 26, 2020
William V. Hickey

/s/ SHIRLEY ANN JACKSON	Director	February 26, 2020
Shirley Ann Jackson

/s/ DAVID LILLEY	Director	February 26, 2020
David Lilley

/s/ BARRY H. OSTROWSKY	Director	February 26, 2020
Barry H. Ostrowsky

/s/ LAURA A. SUGG	Director	February 26, 2020
Laura A. Sugg

/s/ JOHN P. SURMA	Director	February 26, 2020
John P. Surma

/s/ RICHARD J. SWIFT	Director	February 26, 2020
Richard J. Swift

/s/ SUSAN TOMASKY	Director	February 26, 2020
Susan Tomasky

/s/ ALFRED W. ZOLLAR	Director	February 26, 2020
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

Date: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO	Chairman of the Board and Chief Executive Officer and	February 26, 2020
Ralph Izzo	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer	February 26, 2020
Daniel J. Cregg	(Principal Financial Officer)

/s/ ROSE M. CHERNICK	Vice President and Controller	February 26, 2020
Rose M. Chernick	(Principal Accounting Officer)

/s/ WILLIAM V. HICKEY	Director	February 26, 2020
William V. Hickey

/s/ SHIRLEY ANN JACKSON	Director	February 26, 2020
Shirley Ann Jackson

/s/ RICHARD J. SWIFT	Director	February 26, 2020
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

Date: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO	Chairman of the Board and Chief Executive Officer and	February 26, 2020
Ralph Izzo	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer and	February 26, 2020
Daniel J. Cregg	Director (Principal Financial Officer)

/s/ ROSE M. CHERNICK	Vice President and Controller	February 26, 2020
Rose M. Chernick	(Principal Accounting Officer)

/s/ DEREK M. DIRISIO	Director	February 26, 2020
Derek M. DiRisio

/s/ RALPH A. LAROSSA	Director	February 26, 2020
Ralph A. LaRossa

/s/ TAMARA L. LINDE	Director	February 26, 2020
Tamara L. Linde

/s/ SHEILA ROSTIAC	Director	February 26, 2020
Sheila Rostiac