Form 10-Q
period 2020-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2020-05-05
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2020, Public Service Enterprise Group Incorporated had outstanding 505,625,328 shares of its sole class of Common Stock, without par value.
As of April 21, 2020, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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

•
any equipment failures, accidents, severe weather events or other incidents, including pandemics such as the ongoing coronavirus pandemic, that may impact our ability to provide safe and reliable service to our customers;

•	our inability to exercise control over the operations of generation facilities in which we do not maintain a controlling interest;

•	any inability to recover the carrying amount of our long-lived assets and leveraged leases;

•	any inability to maintain sufficient liquidity;

•	any inability to realize anticipated tax benefits or retain tax credits;

•	challenges associated with recruitment and/or retention of key executives and a qualified workforce;

•	the impact of our covenants in our debt instruments on our operations;

•	the impact of the ongoing coronavirus pandemic; and

•	the impact of acts of war, terrorism, cybersecurity attacks or intrusions.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
OPERATING REVENUES	$2,781	$2,980
OPERATING EXPENSES
Energy Costs	906	1,124
Operation and Maintenance	754	756
Depreciation and Amortization	324	314
Total Operating Expenses	1,984	2,194
OPERATING INCOME	797	786
Income from Equity Method Investments	3	2
Net Gains (Losses) on Trust Investments	(221)	128
Other Income (Deductions)	4	33
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	62	33
Interest Expense	(153)	(133)
INCOME BEFORE INCOME TAXES	492	849
Income Tax Benefit (Expense)	(44)	(149)
NET INCOME	$448	$700
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	504
DILUTED	507	507
NET INCOME PER SHARE:
BASIC	$0.89	$1.39
DILUTED	$0.88	$1.38

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
NET INCOME	$448	$700
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(6) and $(13) for 2020 and 2019, respectively	8	21
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $1 for 2020 and 2019	(3)	(4)
Pension/OPEB adjustment, net of tax (expense) benefit of $(1) and $(4) for 2020 and 2019, respectively	3	—
Other Comprehensive Income (Loss), net of tax	8	17
COMPREHENSIVE INCOME	$456	$717

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$799	$147
Accounts Receivable, net of allowance of $77 in 2020 and $60 in 2019	1,265	1,313
Tax Receivable	2	21
Unbilled Revenues, net of allowance of $3 in 2020	185	239
Fuel	181	310
Materials and Supplies, net	595	587
Prepayments	124	79
Derivative Contracts	169	113
Regulatory Assets	337	351
Assets Held for Sale	28	30
Other	42	41
Total Current Assets	3,727	3,231
PROPERTY, PLANT AND EQUIPMENT	46,577	45,944
Less: Accumulated Depreciation and Amortization	(10,372)	(10,100)
Net Property, Plant and Equipment	36,205	35,844
NONCURRENT ASSETS
Regulatory Assets	3,634	3,677
Operating Lease Right-of-Use Assets	275	282
Long-Term Investments	786	812
Nuclear Decommissioning Trust (NDT) Fund	2,027	2,216
Long-Term Tax Receivable	150	150
Long-Term Receivable of Variable Interest Entity (VIE)	825	813
Rabbi Trust Fund	244	246
Other Intangibles	165	149
Derivative Contracts	69	24
Other	258	286
Total Noncurrent Assets	8,433	8,655
TOTAL ASSETS	$48,365	$47,730

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2020	December 31, 2019
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,665	$1,365
Commercial Paper and Loans	1,062	1,115
Accounts Payable	1,172	1,358
Derivative Contracts	40	36
Accrued Interest	176	116
Accrued Taxes	113	41
Clean Energy Program	85	143
Obligation to Return Cash Collateral	118	119
Regulatory Liabilities	174	234
Other	555	520
Total Current Liabilities	5,160	5,047
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,321	6,256
Regulatory Liabilities	2,955	3,002
Operating Leases	266	273
Asset Retirement Obligations	1,172	1,087
OPEB Costs	750	734
OPEB Costs of Servco	634	626
Accrued Pension Costs	922	952
Accrued Pension Costs of Servco	170	171
Environmental Costs	338	349
Derivative Contracts	3	1
Long-Term Accrued Taxes	180	182
Other	205	218
Total Noncurrent Liabilities	13,916	13,851
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	14,040	13,743
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2020 and 2019— 534 shares	4,994	5,003
Treasury Stock, at cost, 2020 and 2019—30 shares	(868)	(831)
Retained Earnings	11,604	11,406
Accumulated Other Comprehensive Loss	(481)	(489)
Total Stockholders’ Equity	15,249	15,089
Total Capitalization	29,289	28,832
TOTAL LIABILITIES AND CAPITALIZATION	$48,365	$47,730

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$448	$700
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	324	314
Amortization of Nuclear Fuel	47	47
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	33	24
Provision for Deferred Income Taxes (Other than Leases) and ITC	18	102
Non-Cash Employee Benefit Plan (Credits) Costs	(26)	(3)
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	18	(1)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(106)	(109)
Cost of Removal	(24)	(30)
Net Change in Regulatory Assets and Liabilities	(80)	69
Net (Gains) Losses and (Income) Expense from NDT Fund	209	(137)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	16	77
Accrued Taxes	71	26
Cash Collateral	55	190
Other Current Assets and Liabilities	120	(67)
Employee Benefit Plan Funding and Related Payments	10	(14)
Other	20	30
Net Cash Provided By (Used In) Operating Activities	1,153	1,218
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(720)	(795)
Purchase of Emission Allowances and RECs	(29)	(21)
Proceeds from Sales of Trust Investments	609	497
Purchases of Trust Investments	(619)	(507)
Other	35	10
Net Cash Provided By (Used In) Investing Activities	(724)	(816)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(353)	135
Proceeds from Short-Term Loan	300	—
Issuance of Long-Term Debt	600	—
Redemption of Long-Term Debt	—	(350)
Cash Dividends Paid on Common Stock	(248)	(238)
Other	(62)	(52)
Net Cash Provided By (Used In) Financing Activities	237	(505)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	666	(103)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	176	199
Cash, Cash Equivalents and Restricted Cash at End of Period	$842	$96
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(14)	$(76)
Interest Paid, Net of Amounts Capitalized	$91	$91
Accrued Property, Plant and Equipment Expenditures	$378	$456

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2019	534	$5,003	(30)	$(831)	$11,406	$(489)	$15,089
Net Income	—	—	—	—	448	—	448
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(6)	—	—	—	—	—	8	8
Comprehensive Income							456
Cumulative Effect Adjustment for Current Expected Credit Losses (CECL)	—	—	—	—	(2)	—	(2)
Cash Dividends at $0.49 per share on Common Stock	—	—	—	—	(248)	—	(248)
Other	—	(9)	—	(37)	—	—	(46)
Balance as of March 31, 2020	534	$4,994	(30)	$(868)	$11,604	$(481)	$15,249

Balance as of December 31, 2018	534	$4,980	(30)	$(808)	$10,582	$(377)	$14,377
Net Income	—	—	—	—	700	—	700
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	—	—	81	(81)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(16)	—	—	—	—	—	17	17
Comprehensive Income							717
Cash Dividends at $0.47 per share on Common Stock	—	—	—	—	(238)	—	(238)
Other	—	(11)	—	(31)	—	—	(42)
Balance as of March 31, 2019	534	$4,969	(30)	$(839)	$11,125	$(441)	$14,814

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
OPERATING REVENUES	$1,883	$2,032
OPERATING EXPENSES
Energy Costs	708	947
Operation and Maintenance	386	408
Depreciation and Amortization	222	212
Total Operating Expenses	1,316	1,567
OPERATING INCOME	567	465
Net Gains (Losses) on Trust Investments	—	1
Other Income (Deductions)	27	19
Net Non-Operating Pension and OPEB Credits (Costs)	51	30
Interest Expense	(96)	(87)
INCOME BEFORE INCOME TAXES	549	428
Income Tax Benefit (Expense)	(109)	(25)
NET INCOME	$440	$403

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
NET INCOME	$440	$403
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for 2020 and 2019	—	1
COMPREHENSIVE INCOME	$440	$404

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$83	$21
Accounts Receivable, net of allowance of $77 in 2020 and $60 in 2019	924	901
Accounts Receivable—Affiliated Companies	—	1
Unbilled Revenues, net of allowance of $3 in 2020	185	239
Materials and Supplies, net	213	213
Prepayments	23	35
Regulatory Assets	337	351
Other	34	28
Total Current Assets	1,799	1,789
PROPERTY, PLANT AND EQUIPMENT	34,419	33,900
Less: Accumulated Depreciation and Amortization	(6,748)	(6,623)
Net Property, Plant and Equipment	27,671	27,277
NONCURRENT ASSETS
Regulatory Assets	3,634	3,677
Operating Lease Right-of-Use Assets	97	98
Long-Term Investments	245	248
Rabbi Trust Fund	47	48
Other	134	129
Total Noncurrent Assets	4,157	4,200
TOTAL ASSETS	$33,627	$33,266

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2020	December 31, 2019
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$559	$259
Commercial Paper and Loans	—	362
Accounts Payable	518	639
Accounts Payable—Affiliated Companies	403	390
Accrued Interest	111	91
Clean Energy Program	85	143
Obligation to Return Cash Collateral	118	119
Regulatory Liabilities	174	234
Other	469	436
Total Current Liabilities	2,437	2,673
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,286	4,189
Regulatory Liabilities	2,955	3,002
Operating Leases	86	87
Asset Retirement Obligations	305	303
OPEB Costs	509	495
Accrued Pension Costs	481	501
Environmental Costs	288	294
Long-Term Accrued Taxes	114	115
Other	136	136
Total Noncurrent Liabilities	9,160	9,122
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	9,864	9,568
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2020 and 2019—132 shares	892	892
Contributed Capital	1,095	1,095
Basis Adjustment	986	986
Retained Earnings	9,191	8,928
Accumulated Other Comprehensive Income	2	2
Total Stockholder’s Equity	12,166	11,903
Total Capitalization	22,030	21,471
TOTAL LIABILITIES AND CAPITALIZATION	$33,627	$33,266

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$440	$403
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	222	212
Provision for Deferred Income Taxes and ITC	53	(12)
Non-Cash Employee Benefit Plan (Credits) Costs	(26)	(9)
Cost of Removal	(24)	(30)
Net Change in Regulatory Assets and Liabilities	(80)	69
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	20	(119)
Materials and Supplies	—	(5)
Prepayments	12	3
Accounts Payable	(45)	(108)
Accounts Receivable/Payable—Affiliated Companies, net	14	87
Other Current Assets and Liabilities	48	35
Employee Benefit Plan Funding and Related Payments	12	(10)
Other	(11)	4
Net Cash Provided By (Used In) Operating Activities	635	520
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(620)	(625)
Proceeds from Sales of Trust Investments	10	10
Purchases of Trust Investments	(10)	(9)
Solar Loan Investments	2	(5)
Other	2	2
Net Cash Provided By (Used In) Investing Activities	(616)	(627)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(362)	92
Issuance of Long-Term Debt	600	—
Cash Dividend Paid	(175)	—
Other	(6)	—
Net Cash Provided By (Used In) Financing Activities	57	92
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	76	(15)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	50	61
Cash, Cash Equivalents and Restricted Cash at End of Period	$126	$46
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$11	$(94)
Interest Paid, Net of Amounts Capitalized	$74	$73
Accrued Property, Plant and Equipment Expenditures	$262	$273

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2019	$892	$1,095	$986	$8,928	$2	$11,903
Net Income	—	—	—	440	—	440
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						440
Cumulative Effect Adjustment for CECL	—	—	—	(2)	—	(2)
Cash Dividend Paid	—	—	—	(175)	—	(175)
Balance as of March 31, 2020	$892	$1,095	$986	$9,191	$2	$12,166

Balance as of December 31, 2018	$892	$1,095	$986	$7,928	$(1)	$10,900
Net Income	—	—	—	403	—	403
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	1	1
Comprehensive Income						404
Balance as of March 31, 2019	$892	$1,095	$986	$8,331	$—	$11,304

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
OPERATING REVENUES	$1,220	$1,416
OPERATING EXPENSES
Energy Costs	676	786
Operation and Maintenance	241	235
Depreciation and Amortization	94	94
Total Operating Expenses	1,011	1,115
OPERATING INCOME	209	301
Income from Equity Method Investments	3	2
Net Gains (Losses) on Trust Investments	(220)	126
Other Income (Deductions)	(23)	13
Net Non-Operating Pension and OPEB Credits (Costs)	8	3
Interest Expense	(34)	(25)
INCOME (LOSS) BEFORE INCOME TAXES	(57)	420
Income Tax Benefit (Expense)	70	(124)
NET INCOME	$13	$296

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
NET INCOME	$13	$296
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(4) and $(11) for 2020 and 2019, respectively	7	16
Pension/OPEB adjustment, net of tax (expense) benefit of $(1) and $(4) for 2020 and 2019, respectively	2	—
Other Comprehensive Income (Loss), net of tax	9	16
COMPREHENSIVE INCOME	$22	$312

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14	$21
Accounts Receivable	284	309
Accounts Receivable—Affiliated Companies	359	408
Short-Term Loan to Affiliate	514	149
Fuel	181	310
Materials and Supplies, net	379	372
Prepayments	16	11
Derivative Contracts	169	113
Assets Held for Sale	28	28
Other	3	5
Total Current Assets	1,947	1,726
PROPERTY, PLANT AND EQUIPMENT	11,820	11,699
Less: Accumulated Depreciation and Amortization	(3,413)	(3,273)
Net Property, Plant and Equipment	8,407	8,426
NONCURRENT ASSETS
Operating Lease Right-of-Use Assets	69	71
Long-Term Investments	68	66
NDT Fund	2,027	2,216
Rabbi Trust Fund	61	62
Other Intangibles	165	149
Derivative Contracts	69	24
Other	34	65
Total Noncurrent Assets	2,493	2,653
TOTAL ASSETS	$12,847	$12,805

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2020	December 31, 2019
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$406	$406
Accounts Payable	470	505
Accounts Payable—Affiliated Companies	24	5
Derivative Contracts	30	31
Accrued Interest	49	21
Other	92	91
Total Current Liabilities	1,071	1,059
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,829	1,876
Operating Leases	60	62
Asset Retirement Obligations	864	781
OPEB Costs	193	192
Accrued Pension Costs	277	284
Derivative Contracts	3	1
Long-Term Accrued Taxes	113	115
Other	90	111
Total Noncurrent Liabilities	3,429	3,422
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
LONG-TERM DEBT	2,435	2,434
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,076	5,063
Accumulated Other Comprehensive Loss	(392)	(401)
Total Member’s Equity	5,912	5,890
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,847	$12,805

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13	$296
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	94	94
Amortization of Nuclear Fuel	47	47
Emission Allowances and REC Compliance Accrual	33	24
Provision for Deferred Income Taxes and ITC	(52)	121
Non-Cash Employee Benefit Plan (Credits) Costs	—	4
Interest Accretion on Asset Retirement Obligation	10	10
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(106)	(109)
Net (Gains) Losses and (Income) Expense from NDT Fund	209	(137)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	102	189
Cash Collateral	55	190
Accounts Receivable	20	34
Accounts Payable	(44)	(57)
Accounts Receivable/Payable—Affiliated Companies, net	68	(22)
Other Current Assets and Liabilities	21	37
Employee Benefit Plan Funding and Related Payments	(1)	(3)
Other	15	8
Net Cash Provided By (Used In) Operating Activities	484	726
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(97)	(167)
Purchase of Emission Allowances and RECs	(29)	(21)
Proceeds from Sales of Trust Investments	569	463
Purchases of Trust Investments	(579)	(475)
Short-Term Loan to Affiliate	(365)	(87)
Other	11	11
Net Cash Provided By (Used In) Investing Activities	(490)	(276)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	—	(250)
Short-Term Loan from Affiliate	—	(193)
Other	(1)	(1)
Net Cash Provided By (Used In) Financing Activities	(1)	(444)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(7)	6
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	21	22
Cash, Cash Equivalents and Restricted Cash at End of Period	$14	$28
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(16)	$11
Interest Paid, Net of Amounts Capitalized	$7	$6
Accrued Property, Plant and Equipment Expenditures	$116	$183

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions
(Unaudited)

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of December 31, 2019	$2,214	$(986)	$5,063	$(401)	$5,890
Net Income	—	—	13	—	13
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(5)	—	—	—	9	9
Comprehensive Income					22
Balance as of March 31, 2020	$2,214	$(986)	$5,076	$(392)	$5,912

Balance as of December 31, 2018	$2,214	$(986)	$5,051	$(319)	$5,960
Net Income	—	—	296	—	296
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	69	(69)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(15)	—	—	—	16	16
Comprehensive Income					312
Cash Dividends Paid	—	—	(250)	—	(250)
Balance as of March 31, 2019	$2,214	$(986)	$5,166	$(372)	$6,022

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
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting guidance generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2019.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2019) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
As of December 31, 2019
Cash and Cash Equivalents	$21	$21	$105	$147
Restricted Cash in Other Current Assets	11	—	—	11
Restricted Cash in Other Noncurrent Assets	18	—	—	18
Cash, Cash Equivalents and Restricted Cash	$50	$21	$105	$176
As of March 31, 2020
Cash and Cash Equivalents	$83	$14	$702	$799
Restricted Cash in Other Current Assets	22	—	—	22
Restricted Cash in Other Noncurrent Assets	21	—	—	21
Cash, Cash Equivalents and Restricted Cash	$126	$14	$702	$842

(A)	Includes amounts applicable to PSEG (parent company), Energy Holdings and Services.
Fuel Inventory
Fuel inventory at PSEG Power is valued at the lower of average cost or market and includes stored natural gas, coal, fuel oil and propane used to generate power and to satisfy obligations under PSEG Power’s gas supply contracts with PSE&G. The costs of fuel, including initial transportation costs, are included in inventory when purchased and charged to Energy Costs when used or sold.
In the first quarter of 2020, PSEG Power recorded a $20 million lower of cost or market (LOCOM) adjustment to its fuel oil inventory due to the significant decline in market pricing. Further downward adjustments may be required if the market price of oil continues to decline. However, PSEG Power may reverse the LOCOM adjustment in future quarters, limited to the adjustment recorded in the three months ended March 31, 2020, if the oil market recovers within the 2020 calendar year.
Property, Plant and Equipment
PSEG Power capitalizes costs, including those related to its jointly-owned facilities that increase the capacity, improve or extend the life of an existing asset; represent a newly acquired or constructed asset; or represent the replacement of a retired asset. The cost of maintenance, repair and replacement of minor items of property is charged to appropriate expense accounts as incurred. Environmental costs are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets’ environmental safety or efficiency. All other environmental expenditures are expensed as incurred. PSEG Power also capitalizes spare parts that meet specific criteria. Capitalized spares are depreciated over the remaining lives of their associated assets.
In March 2020, the NRC approved Peach Bottom’s second license extension for both units. Concurrent with the license extensions, PSEG Power has extended the useful life of the asset to match the 80-year life expectation and reassessed the related Asset Retirement Cost (ARC) and Asset Retirement Obligation (ARO) assumptions. This resulted in an increase to the ARC asset and ARO liability of $74 million, primarily due to lower discount rates offset by a longer discounting period as a result of the Peach Bottom units’ longer expected useful life.

Note 2. Recent Accounting Standards
New Standards Issued and Adopted
Measurement of Credit Losses on Financial Instruments—Accounting Standards Update (ASU) 2016-13, updated by ASU 2018-19, 2019-04, 2019-05, 2019-11 and 2020-02
This accounting standard provides a new model for recognizing credit losses on financial assets. The new model requires entities to use an estimate of expected credit losses that will be recognized as an impairment allowance rather than a direct write-down of the amortized cost basis. The estimate of expected credit losses is to be based on past events, current conditions and supportable forecasts over a reasonable period. For purchased financial assets with credit deterioration, a similar model is to be used; however, the initial allowance will be added to the purchase price rather than reported as an allowance. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP; however, this standard requires those credit losses to be presented as an allowance, rather than a write-down. This new standard also requires additional disclosures of the allowance for credit losses by financial asset type, including disclosures of credit quality indicators for each class of financial asset disaggregated by year of origination.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The standard is effective for annual and interim periods beginning after December 15, 2019. PSEG adopted this standard on January 1, 2020 on a modified retrospective basis. Upon adoption, PSE&G recorded an increase of $8 million to its allowance for credit losses, offset by a $6 million increase to Regulatory and Other Assets, and a $2 million cumulative effect charge to Retained Earnings. See Note 3. Revenues. There was no impact from adoption of this standard on the financial statements of PSEG Power.
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
The standard is effective for annual and interim periods beginning after December 15, 2019. Certain amendments in the standard will be applied prospectively for the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments of the standard will be applied retrospectively to all periods presented upon their effective date.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract—ASU 2018-15
This accounting standard aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with capitalization requirements for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The standard follows the guidance in Accounting Standard Codification (ASC) 350—Intangibles—Goodwill and Other to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The standard requires the amortization of capitalized costs to be presented in Operation and Maintenance (O&M) Expense. In addition, the standard also adds presentation requirements for these costs in the statements of cash flows and financial position.
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
This standard requires application on a prospective basis and disclosure of the nature of and reason for the change in accounting principle upon transition. The new standard is effective for impairment tests for periods beginning January 1, 2020. PSEG early adopted this standard in the fourth quarter of 2019, and recorded an impairment loss of $16 million in O&M Expense.
Codification Improvements to Financial Instruments-ASU 2020-03
This accounting standard provides clarification of guidance for financial instruments and makes narrow scope amendments related to various issues. PSEG adopted this standard effective upon issuance. Adoption of this standard did not have an impact on the financial statements of PSEG, PSE&G and PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Facilitation of the Effects of Reference Rate Reform on Financial Reporting—ASU 2020-04
This accounting standard provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The standard is effective from its issuance date, March 12, 2020, through December 31, 2022.
PSEG adopted this standard effective upon issuance. Adoption of this standard did not have an impact on the financial statements of PSEG, PSE&G and PSEG Power.
New Standards Issued But Not Yet Adopted as of March 31, 2020
Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans—ASU 2018-14
This accounting standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including the elimination of certain current disclosure requirements. Certain other disclosure requirements related to interest crediting rates have been added and certain clarifications were made to other disclosure requirements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded Zero Emission Certificates (ZECs) by the BPU. These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognizes revenue when the units generate electricity, which is when the performance obligation is satisfied. These revenues are included in PJM Interconnection, L.L.C. (PJM) Sales in the following tables. See Note 4. Early Plant Retirements/Asset Dispositions for additional information.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Revenues Unrelated to Contracts with Customers
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.
Disaggregation of Revenues

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2020
Revenues from Contracts with Customers
Electric Distribution	$649	$—	$—	$—	$649
Gas Distribution	731	—	—	(2)	729
Transmission	366	—	—	—	366
Electricity and Related Product Sales
PJM
Third-Party Sales	—	368	—	—	368
Sales to Affiliates	—	121	—	(121)	—
New York ISO	—	25	—	—	25
ISO New England	—	48	—	—	48
Gas Sales
Third-Party Sales	—	29	—	—	29
Sales to Affiliates	—	354	—	(354)	—
Other Revenues from Contracts with Customers (A)	82	10	144	(1)	235
Total Revenues from Contracts with Customers	1,828	955	144	(478)	2,449
Revenues Unrelated to Contracts with Customers (B)	55	265	12	—	332
Total Operating Revenues	$1,883	$1,220	$156	$(478)	$2,781

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2019
Revenues from Contracts with Customers
Electric Distribution	$742	$—	$—	$—	$742
Gas Distribution	931	—	—	(3)	928
Transmission	288	—	—	—	288
Electricity and Related Product Sales
PJM
Third-Party Sales	—	515	—	—	515
Sales to Affiliates	—	126	—	(126)	—
New York ISO	—	41	—	—	41
ISO New England	—	21	—	—	21
Gas Sales
Third-Party Sales	—	47	—	—	47
Sales to Affiliates	—	479	—	(479)	—
Other Revenues from Contracts with Customers (A)	64	10	131	(1)	204
Total Revenues from Contracts with Customers	2,025	1,239	131	(609)	2,786
Revenues Unrelated to Contracts with Customers (B)	7	177	10	—	194
Total Operating Revenues	$2,032	$1,416	$141	$(609)	$2,980

(A)
Includes primarily revenues from appliance repair services at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at PSEG Power, and PSEG LI’s OSA with LIPA in Other.

(B)	Includes primarily alternative revenues at PSE&G, derivative contracts and lease contracts at PSEG Power, and lease contracts in Other.
Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of March 31, 2020 and December 31, 2019. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately seven percent and six percent of accounts receivable (including unbilled revenues in 2020) as of March 31, 2020 and December 31, 2019, respectively. As of December 31, 2019, there was no allowance for unbilled revenues. Effective January 1, 2020, PSE&G adopted ASU 2016-13 and recorded an allowance for unbilled revenues. See Note 2. Recent Accounting Standards.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported in the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the ongoing coronavirus pandemic on the outstanding balances as of March 31, 2020. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause mechanism. The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months ended March 31, 2020:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended March 31, 2020
Millions
Balance as of January 1, 2020 (A)	$68
Utility Customer Accounts
Provision for Expected Credit Losses	32
Write-offs, net of Recoveries of $2 million	(20)
Balance as of March 31, 2020	$80

(A)	Includes an $8 million pre-tax increase at adoption of ASU 2016-13. See Note 2. Recent Accounting Standards.
PSEG Power
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of March 31, 2020 and December 31, 2019.
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
PSEG Power’s accounts receivable consist mainly of revenues from wholesale load contracts and capacity sales which are executed in the different ISO regions. PSEG Power also sells energy and ancillary services directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of month of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of March 31, 2020. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
Other
PSEG LI did not have any material contract balances as of March 31, 2020 and December 31, 2019.
Remaining Performance Obligations under Fixed Consideration Contracts
PSEG Power and PSE&G primarily record revenues as allowed by the guidance, which states that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. PSEG has future performance obligations under contracts with fixed consideration as follows:
PSEG Power
As previously stated, capacity transactions with ISOs are reported on a net basis dependent on PSEG Power’s monthly net sale or purchase position through the individual ISOs.
Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is generally conducted annually three years in advance of the operating period. The 2022/2023 auction has yet to be held and is not expected until the first half of 2021. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per MW-Day	MW Cleared
June 2019 to May 2020	$116	8,300
June 2020 to May 2021	$179	7,300
June 2021 to May 2022	$182	6,900

Capacity Payments from the ISO New England Forward Capacity Market—The Forward Capacity Market (FCM) Auction is conducted annually three years in advance of the operating period. The table below includes PSEG Power’s cleared capacity in the FCM Auction for the Bridgeport Harbor Station 5 (BH5), which cleared the 2019/2020 auction at $231/MW-day for seven years, and the planned retirement of Bridgeport Harbor Station 3 (BH3) in May 2021. PSEG Power expects to realize the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

following average capacity prices for capacity obligations to be satisfied resulting from the FCM auctions which have been completed through May 2024 and the seven-year rate lock for BH5 through May 2026:

Delivery Year	$ per MW-Day (A)	MW Cleared
June 2019 to May 2020	$231	1,330
June 2020 to May 2021	$195	1,330
June 2021 to May 2022	$192	950
June 2022 to May 2023	$179	950
June 2023 to May 2024	$141	1,060
June 2024 to May 2025	$231	480
June 2025 to May 2026	$231	480

(A)	Capacity cleared prices for BH5 through 2026 will be escalated based upon the Handy-Whitman Index. These adjustments are not included above.
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $161 million.
Other
The LIPA OSA is a 12-year services contract ending in 2025 with annual fixed and incentive components. The fixed fee for the provision of services thereunder in 2020 is $67 million and could increase each year based on the change in the Consumer Price Index (CPI).

Note 4. Early Plant Retirements/Asset Dispositions
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour (KWh) used (which is equivalent to approximately $10 per megawatt hour (MWh) generated in payments to selected nuclear plants (ZEC payment)). These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations during that period, subject to exceptions specified in the ZEC legislation. PSEG Power has and will continue to recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by preventing the retirement of nuclear plants. The BPU’s decision awarding ZECs has been appealed by the New Jersey Division of Rate Counsel. PSEG cannot predict the outcome of this matter. The BPU is expected to issue an order in May 2020 outlining the process for applying for ZECs for the next three-year eligibility period and is expected to issue a decision regarding any ZEC applications and any change in the amount of future ZEC payments by April 2021. PSEG Power is not aware of any changes that would materially affect its ability to establish eligibility to be awarded ZECs under the application requirements that resulted in the award of ZECs to Salem 1, Salem 2 and Hope Creek in April 2019. However, PSEG Power cannot predict whether the BPU will change the application requirements or whether other plants besides Salem 1, Salem 2 and Hope Creek will apply for ZECs in the future. In the event that (i) the ZEC program is overturned or otherwise materially adversely modified through legal process, (ii) the terms and conditions of the subsequent period under the ZEC program, including the amount of ZEC payments that may be awarded, materially differ from those of the current ZEC period, or (iii) any of the Salem 1, Salem 2 and Hope Creek plants is not awarded ZEC payments by the BPU and does not otherwise experience a material financial change, PSEG Power will take all necessary steps to retire all of these plants subsequent to the initial ZEC period at or prior to a scheduled refueling outage. Alternatively, if all of the Salem 1, Salem 2 and Hope Creek plants are selected to continue to receive ZEC payments but the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors, PSEG Power would still take all necessary steps to retire all of these plants. The costs and accounting charges associated with any such retirement, which may include,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

among other things, accelerated Depreciation and Amortization Expense, impairment charges, potential penalties associated with the early termination of capacity obligations and fuel contracts, accelerated asset retirement costs, severance costs, environmental remediation costs and, in certain circumstances potential additional funding of the Nuclear Decommissioning Trust Fund, would be material to both PSEG and PSEG Power.
Fossil
In February 2020, PSEG Fossil LLC (Fossil), a direct wholly owned subsidiary of PSEG Power, entered into a Purchase Agreement with Yards Creek Energy, LLC (Yards Creek Energy), an affiliate of LS Power, relating to the sale by Fossil of its ownership interests in the Yards Creek generation facility and related assets, including the assumption by Yards Creek Energy of related liabilities. The transaction is expected to close during the second half of 2020, subject to customary closing conditions and regulatory approvals. As a result, $28 million of Property, Plant and Equipment has been classified as Assets Held for Sale on PSEG’s and PSEG Power’s Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $127 million and $115 million for the three months ended March 31, 2020 and 2019, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

Note 6. Rate Filings
This Note should be read in conjunction with Note 7. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2019.
In addition to items previously reported in the Annual Report on Form 10-K, a significant currently pending rate filing with the BPU is as follows:
In 2019, the BPU approved an order establishing a Transition Incentive Program to serve as a bridge between the existing Solar Renewable Energy Certificate (SREC) program and a to-be-established successor program and created a new incentive mechanism known as Transition Renewable Incentive Certificates (TRECs). TRECs will be awarded to qualifying solar projects under the new program. In the TREC order, the BPU directed the New Jersey EDCs to engage a TREC Administrator to acquire, on behalf of the EDCs, TRECs produced by eligible solar projects, which will be funded through a TREC charge to electric customers collected by the EDCs. The order allows the EDCs to recover their costs associated with the TREC program in an annual filing, subject to approval by the BPU.
On April 30, 2020, PSE&G filed for increased rates of approximately $23 million annually for recovery of its expected share of TREC costs. PSE&G’s filing proposes to recover the revenue requirements associated with the TREC Program as a new component of PSE&G’s existing electric Green Program Recovery Charges (GPRC). This matter is pending.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of March 31, 2020, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 8. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2019 for operating leases in which PSEG and its subsidiaries are lessees.
PSEG and its subsidiaries, as lessors, have lease agreements with lease and non-lease components, which are primarily related to generating facilities.
Rental income from these leases is included in Operating Revenues.
PSEG Power
Certain of PSEG Power’s sales agreements related to its solar generating plants qualify as operating leases with remaining terms through 2043 with no extension terms. Lease income is based on solar energy generation; therefore, all rental income is variable under these leases.
Other
Energy Holdings is the lessor in leveraged leases. Leveraged lease accounting guidance is grandfathered for existing leveraged leases. If modified after January 1, 2019, such leveraged leases will be accounted for as operating, direct financing, or sales-type leases.
Energy Holdings is the lessor in an operating lease for a domestic energy generation facility with a remaining term through 2036. Energy Holdings was previously the lessor in operating leases for real estate assets which were sold in March 2020.
The following is the operating lease income for PSEG Power and Energy Holdings for the three months ended March 31, 2020 and 2019:

	PSEG Power	Energy Holdings	Total
	Millions
Operating Lease Income
Three Months Ended March 31, 2020
Fixed Lease Income	$—	$5	$5
Variable Lease Income	5	—	5
Total Operating Lease Income	$5	$5	$10
Three Months Ended March 31, 2019
Fixed Lease Income	$—	$5	$5
Variable Lease Income	4	—	4
Total Operating Lease Income	$4	$5	$9

Note 8. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of March 31, 2020, none of the solar loans were impaired; however, in the event of a loan default or if a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. None of the solar loans are delinquent and no loans are currently expected to be delinquent in light of the payment mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	March 31, 2020	December 31, 2019
	Millions
Commercial/Industrial	$154	$156
Residential	8	8
Total	$162	$164
Current Portion (included in Accounts Receivable)	(26)	(28)
Noncurrent Portion (included in Long-Term Investments)	$136	$136

The solar loans originated under three Solar Loan Programs comprised as follows:

Programs	Balance as of March 31, 2020	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$26	prior to 2013	10 years	15 years
Solar Loan II	82	prior to 2015	10 years	15 years
Solar Loan III	54	largely funded as of December 31, 2019	10 years	10 years
Total	$162

The average life of loans paid in full is seven years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected. Payments on all outstanding loans were current as of March 31, 2020 and have an average remaining life of approximately four years.
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
In the first quarter of 2020, PSEG’s Board of Directors approved a sale of certain non-core assets held by subsidiaries of Energy Holdings that is no longer considered probable due to market conditions. As a result, PSEG has not classified the assets as Assets Held for Sale as of March 31, 2020.
Leveraged leases outstanding as of March 31, 2020 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investment as of March 31, 2020 and December 31, 2019.

	As of	As of
	March 31, 2020	December 31, 2019
	Millions
Lease Receivables (net of Non-Recourse Debt)	$470	$498
Estimated Residual Value of Leased Assets	198	202
Total Investment in Rental Receivables	668	700
Unearned and Deferred Income	(197)	(203)
Gross Investments in Leases	471	497
Deferred Tax Liabilities	(325)	(328)
Net Investments in Leases	$146	$169

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard and Poor’s (S&P) as of March 31, 2020
As of March 31, 2020
Millions
AA	$9
A-	54
BBB+ to BBB	237
BB	132
NR	38
Total	$470

The “BB” and the “NR” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of March 31, 2020, the gross investment in the leases of such assets, net of non-recourse debt, was $235 million ($(24) million, net of deferred taxes).
A more detailed description of such assets under lease is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$75	64%	1,538	Coal	BB	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$85	64%	1,036	Gas	BB	NRG Energy, Inc.
Shawville Station Units 1, 2, 3 and 4	PA	$75	100%	596	Gas	NR	Shawville Power, LLC

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease structures. These credit enhancement features vary from lease to lease. The existing leveraged leases are either with counterparties with strong credit ratings, or with counterparties that are supplying parent guarantees or other credit support that indicate that there is only a modest chance of default. PSEG believes no credit losses are necessary for the leveraged leases existing on March 31, 2020. Upon the occurrence of certain defaults, indirect subsidiary companies of Energy Holdings would exercise their rights and seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of March 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$445	$147	$(27)	$565
International	386	33	(48)	371
Total Equity Securities	831	180	(75)	936
Available-for-Sale Debt Securities
Government	526	39	(1)	564
Corporate	525	13	(11)	527
Total Available-for-Sale Debt Securities	1,051	52	(12)	1,091
Total NDT Fund Investments	$1,882	$232	$(87)	$2,027

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$425	$238	$(4)	$659
International	400	103	(11)	492
Total Equity Securities	825	341	(15)	1,151
Available-for-Sale Debt Securities
Government	563	16	(2)	577
Corporate	470	17	(1)	486
Total Available-for-Sale Debt Securities	1,033	33	(3)	1,063
Total NDT Fund Investments (A)	$1,858	$374	$(18)	$2,214

(A)	The NDT Fund Investments table excludes foreign currency of $2 million as of December 31, 2019, which is part of the NDT Fund.
Net unrealized gains (losses) on debt securities of $23 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and PSEG Power’s Condensed Consolidated Balance Sheets as of March 31, 2020. An impairment of debt securities of $(3) million was included in Net Gains (Losses) on Trust Investments on PSEG Power’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2020 because PSEG Power intends to sell these securities. The portion of net unrealized gains (losses) recognized during the first three months of 2020 related to equity securities still held as of March 31, 2020 was $(192) million.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2020	December 31, 2019
	Millions
Accounts Receivable	$20	$11
Accounts Payable	$30	$11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2020				As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$120	$(24)	$3	$(3)	$21	$(1)	$6	$(3)
International	146	(31)	23	(17)	28	(2)	34	(9)
Total Equity Securities	266	(55)	26	(20)	49	(3)	40	(12)
Available-for-Sale Debt Securities
Government (B)	19	(1)	2	—	99	(2)	30	—
Corporate (C)	222	(10)	9	(1)	49	—	12	(1)
Total Available-for-Sale Debt Securities	241	(11)	11	(1)	148	(2)	42	(1)
NDT Trust Investments	$507	$(66)	$37	$(21)	$197	$(5)	$82	$(13)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Unrealized gains and losses on these securities are recorded in Net Income.

(B)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. PSEG Power also has investments in municipal bonds. It is not expected that these securities will settle for less than their amortized cost. PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG Power did not recognize credit losses for U.S. Treasury obligations and Federal Agency mortgage-backed securities because these investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG Power did not recognize credit losses for municipal bonds because they are primarily investment grade securities.

(C)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Unrealized losses were due to market declines. It is not expected that these securities would settle for less than their amortized cost. PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG Power did not recognize credit losses for these corporate bonds because they are primarily investment grade securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2020	2019
	Millions
Proceeds from NDT Fund Sales (A)	$555	$453
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$38	$45
Gross Realized Losses	(34)	(19)
Net Realized Gains (Losses) on NDT Fund (B)	$4	$26
Unrealized Gains (Losses) on Equity Securities	(221)	99
Impairment of Available-for-Sale Debt Securities (C)	(3)	—
Net Gains (Losses) on NDT Fund Investments	$(220)	$125

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

(C)	PSEG Power recognized an impairment of available-for-sale debt securities that it intends to sell. PSEG Power’s policy is to sell all such securities that are rated below investment grade.
The NDT Fund debt securities held as of March 31, 2020 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$17
1 - 5 years	278
6 - 10 years	183
11 - 15 years	63
16 - 20 years	73
Over 20 years	477
Total NDT Available-for-Sale Debt Securities	$1,091

PSEG Power periodically assesses individual debt securities whose fair value is less than amortized cost to determine whether the investments are impaired. For these securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). Any subsequent recoveries of the noncredit loss component of the impairment would be recorded through Accumulated Other Comprehensive Income (Loss). Any subsequent recoveries of the credit loss component would be recognized through earnings. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Rabbi Trust
PSEG maintains certain unfunded nonqualified benefit plans to provide supplemental retirement and deferred compensation benefits to certain key employees. Certain assets related to these plans have been set aside in a grantor trust commonly known as a “Rabbi Trust.”
The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of March 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$21	$1	$—	$22
Available-for-Sale Debt Securities
Government	97	13	—	110
Corporate	111	4	(3)	112
Total Available-for-Sale Debt Securities	208	17	(3)	222
Total Rabbi Trust Investments	$229	$18	$(3)	$244

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$21	$7	$—	$28
Available-for-Sale Debt Securities
Government	100	4	—	104
Corporate	107	7	—	114
Total Available-for-Sale Debt Securities	207	11	—	218
Total Rabbi Trust Investments	$228	$18	$—	$246

Net unrealized gains (losses) on debt securities of $10 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2020. The portion of net unrealized gains (losses) recognized during the first three months of 2020 related to equity securities still held as of March 31, 2020 was $(6) million.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2020	December 31, 2019
	Millions
Accounts Receivable	$7	$2
Accounts Payable	$2	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2020				As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$5	$—	$—	$—	$26	$—	$3	$—
Corporate (B)	43	(3)	1	—	11	—	2	—
Total Available-for-Sale Debt Securities	48	(3)	1	—	37	—	5	—
Rabbi Trust Investments	$48	$(3)	$1	$—	$37	$—	$5	$—

(A)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. PSEG also has investments in municipal bonds. It is not expected that these securities will settle for less than their amortized cost. PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG did not recognize credit losses for U.S. Treasury obligations and Federal Agency mortgage-backed securities because these investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG did not recognize credit losses for municipal bonds because they are primarily investment grade securities.

(B)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Unrealized losses were due to market declines. It is not expected that these securities would settle for less than their amortized cost. PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG did not recognize credit losses for these corporate bonds because they are primarily investment grade.

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2020	2019
	Millions
Proceeds from Rabbi Trust Sales (A)	$54	$44
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$5	$1
Gross Realized Losses	(1)	(1)
Net Realized Gains (Losses) on Rabbi Trust (B)	4	—
Unrealized Gains (Losses) on Equity Securities	(5)	3
Net Gains (Losses) on Rabbi Trust Investments	$(1)	$3

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of March 31, 2020 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$3
1 - 5 years	27
6 - 10 years	33
11 - 15 years	14
16 - 20 years	23
Over 20 years	122
Total Rabbi Trust Available-for-Sale Debt Securities	$222

PSEG periodically assesses individual debt securities whose fair value is less than amortized cost to determine whether the investments are considered to be impaired. For these securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). Any subsequent recoveries of the noncredit loss component of the impairment would be recorded through Accumulated Other Comprehensive Income (Loss). Any subsequent recoveries of the credit loss component would be recognized through earnings. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
The fair value of the Rabbi Trust related to PSEG, PSE&G and PSEG Power are detailed as follows:

	As of	As of
	March 31, 2020	December 31, 2019
	Millions
PSE&G	$47	$48
PSEG Power	61	62
Other	136	136
Total Rabbi Trust Investments	$244	$246

Note 10. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
PSEG, PSE&G and PSEG Power are required to record the under or over funded positions of their defined benefit pension and OPEB plans on their respective balance sheets. Such funding positions of each PSEG company are required to be measured as of the date of their respective year-end Consolidated Balance Sheets.
The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco. Amounts shown do not reflect the impacts of capitalization and co-owner allocations. Only the service cost component is eligible for capitalization, when applicable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$35	$29	$2	$2
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	48	58	9	11
Expected Return on Plan Assets	(111)	(97)	(10)	(9)
Amortization of Net
Prior Service Credit	(2)	(5)	(32)	(32)
Actuarial Loss	23	27	12	13
Non-Service Components of Pension and OPEB (Credits) Costs	(42)	(17)	(21)	(17)
Total Benefit (Credits) Costs	$(7)	$12	$(19)	$(15)

Pension and OPEB costs for PSE&G, PSEG Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	Millions
PSE&G	$(7)	$7	$(19)	$(16)
PSEG Power	(1)	3	—	1
Other	1	2	—	—
Total Benefit (Credits) Costs	$(7)	$12	$(19)	$(15)

PSEG does not plan to contribute to its pension and OPEB plans in 2020. Internal Revenue Service (IRS) minimum funding requirements for pension plans are determined based on the fund’s assets and liabilities at the end of a calendar year for the subsequent calendar year. As a result, the market downturn associated with the ongoing coronavirus pandemic is not expected to impact PSEG’s pension contributions in 2020.
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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $30 million into its pension plan during 2020. IRS minimum funding requirements for pension plans are determined based on the fund’s assets and liabilities at the end of a calendar year for the subsequent calendar year. As a result, the market downturn associated with the ongoing coronavirus pandemic is not expected to impact Servco’s pension contributions in 2020. Servco’s pension-related revenues and costs were $8 million and $7 million for the three months ended March 31, 2020 and 2019, respectively. The OPEB-related revenues earned and costs incurred were $2 million and $1 million for the three months ended March 31, 2020 and 2019.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of March 31, 2020 and December 31, 2019.

	As of	As of
	March 31, 2020	December 31, 2019
	Millions
Face Value of Outstanding Guarantees	$1,856	$1,854
Exposure under Current Guarantees	$140	$171

Letters of Credit Margin Posted	$114	$121
Letters of Credit Margin Received	$94	$29

Cash Deposited and Received:
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(7)	$(4)
Net Broker Balance Deposited (Received)	$(4)	$48

Additional Amounts Posted:
Other Letters of Credit	$82	$82

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
Separately, the EPA has released a Record of Decision (ROD) for the LPRSA’s lower 8.3 miles that requires the removal of sediments at an estimated cost of $2.3 billion (ROD Remedy). An EPA-commenced process to allocate the associated costs is underway and PSEG cannot predict the outcome. The allocation does not address certain costs incurred by the EPA for which they may be entitled to reimbursement and which may be material. Occidental Chemical Corporation (OCC), one of the PRPs, has commenced the design of the ROD Remedy, but declined to participate in the allocation process. Instead, it filed suit against PSE&G and others seeking cost recovery and contribution under CERCLA but has not quantified alleged damages. The litigation is ongoing and PSEG cannot predict the outcome.
Two PRPs, Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus), have filed for Chapter 11 bankruptcy. The trust representing the creditors in this proceeding has filed a complaint asserting claims against Tierra’s and Maxus’ current and former parent entities, among others. Any damages awarded may be used to fund the remediation of the LPRSA.
As of March 31, 2020, PSEG has accrued approximately $65 million for this matter. Of this amount, PSE&G has accrued $52 million as an Environmental Costs Liability and a corresponding Regulatory Asset based on its continued ability to recover

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

such costs in its rates. PSEG Power has accrued $13 million as an Other Noncurrent Liability with the corresponding O&M Expense.
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
Manufactured Gas Plant (MGP) Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $352 million and $395 million on an undiscounted basis through 2023, including its $52 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $352 million as of March 31, 2020. Of this amount, $69 million was recorded in Other Current Liabilities and $283 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $352 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G has agreed to conduct sampling in the Passaic River to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Jersey City, New Jersey Subsurface Feeder Cable Matter
In October 2016, a discharge of dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City, New Jersey, was identified and reported to the NJDEP. The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison. The impacted cable was repaired in September 2017. A federal response was initially led by the U.S. Coast Guard. The U.S. Coast Guard transitioned control of the federal response to the EPA, and the EPA ended the federal response to the matter in 2018. The investigation of small amounts of residual dielectric fluid believed to be contained with the marina sediment is ongoing as part of the NJDEP site remediation program. We are currently in discussions with the federal government regarding the reimbursement of costs associated with the federal response to this matter and payment of civil penalties, in an amount expected to be immaterial to the financial statements of PSEG and PSE&G.
A lawsuit in federal court is pending to determine ultimate responsibility for the costs to address the leak among PSE&G, Con Edison and NADC. In addition, Con Edison filed counter claims against PSE&G and NADC, including seeking injunctive relief and damages. Based on the information currently available and depending on the outcome of the federal court action, PSE&G’s portion of the costs to address the leak may be material; however, PSE&G anticipates that it will recover its costs, other than civil penalties, through regulatory proceedings.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of March 31, 2020, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2024
Millions
Nuclear Fuel
Uranium	$189
Enrichment	$336
Fabrication	$175
Natural Gas	$1,214

Pending FERC Matter
PSE&G has received requests for information and a Notice of Investigation from FERC’s Office of Enforcement concerning a transmission project. PSE&G retained outside counsel to assist with an internal investigation. PSE&G is fully cooperating with FERC’s requests for information and the investigation. It is not possible at this time to predict the outcome of this matter.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Ongoing Coronavirus Pandemic
PSE&G, PSEG Power and PSEG LI are providing essential services during this national emergency related to the ongoing coronavirus (COVID-19) pandemic. The ongoing coronavirus pandemic has not had a material impact on our results of operations, financial condition or cash flows for the quarter ended March 31, 2020. However, the potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could have risks that drive certain accounting considerations. The ultimate impact of the ongoing coronavirus pandemic is highly uncertain and cannot be predicted at this time.

Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the three months ended March 31, 2020:
PSE&G

•	issued $300 million of 2.45% Secured Medium-Term Notes, Series N, due January 2030, and

•	issued $300 million of 3.15% Secured Medium-Term Notes, Series N, due January 2050.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily with cash and through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of March 31, 2020, the total available credit capacity was $3.2 billion.
As of March 31, 2020, no single institution represented more than 9% of the total commitments in the credit facilities.
As of March 31, 2020, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total credit facilities and available liquidity as of March 31, 2020 were as follows:

	As of March 31, 2020
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$806	$694	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$806	$694
PSE&G
5-year Credit Facility (B)	$600	$17	$583	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$17	$583
PSEG Power
3-year Letter of Credit Facilities	$200	$114	$86	Sept 2021	Letters of Credit
5-year Credit Facilities (C)	1,900	40	1,860	Mar 2024	Funding/Letters of Credit
Total PSEG Power	$2,100	$154	$1,946
Total	$4,200	$977	$3,223

(A)	PSEG facilities will be reduced by $9 million in March 2022.

(B)	PSE&G facility will be reduced by $4 million in March 2022.

(C)	PSEG Power facilities will be reduced by $12 million in March 2022.

(D)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of March 31, 2020, PSEG had $762 million outstanding at a weighted average interest rate of 3.4%. PSE&G had no commercial paper outstanding under its Commercial Paper Program as of March 31, 2020.

Except as otherwise noted in the table above, in March 2020, PSEG, PSE&G and PSEG Power and their respective lenders agreed to extend the expiration dates on their credit agreements from March 2023 to March 2024.
Short-Term Loans
PSEG
In March 2020, PSEG entered into a $300 million, 364-day variable rate term loan agreement and in April 2020 it entered into two 364-day variable rate term loan agreements for $200 million and $300 million.

Note 13. Financial Risk Management Activities
Derivative accounting guidance requires that a derivative instrument be recognized as either an asset or a liability at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation provided that the derivative instrument meets specific, restrictive criteria, both at the time of designation and on an ongoing basis. These alternative permissible treatments include normal purchases and normal sales (NPNS), cash flow hedge and fair value hedge accounting. PSEG, PSEG Power and PSE&G have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements and fuel agreements. PSEG uses interest rate swaps and other derivatives, which are designated and qualifying as cash flow or fair value hedges. PSEG Power enters into additional contracts that are derivatives, but are not designated as either cash flow hedges or fair value hedges. These transactions are economic hedges and are recorded at fair market value with changes recognized in earnings.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of March 31, 2020 or December 31, 2019.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of March 31, 2020, PSEG had interest rate hedges outstanding totaling $700 million. These hedges convert PSEG’s $700 million variable-rate term loan due November 2020 into a fixed-rate loan.
The fair value of these hedges was $(10) million and $(5) million as of March 31, 2020 and December 31, 2019, respectively. The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $(18) million and $(15) million as of March 31, 2020 and December 31, 2019, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(2) million.
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

	As of March 31, 2020
	PSEG Power (A)			PSEG (A)	Consolidated
	Not Designated			Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$878	$(709)	$169	$—	$169
Noncurrent Assets	299	(230)	69	—	69
Total Mark-to-Market Derivative Assets	$1,177	$(939)	$238	$—	$238
Derivative Contracts
Current Liabilities	$(732)	$702	$(30)	$(10)	$(40)
Noncurrent Liabilities	(227)	224	(3)	—	(3)
Total Mark-to-Market Derivative (Liabilities)	$(959)	$926	$(33)	$(10)	$(43)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$218	$(13)	$205	$(10)	$195

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2019
	PSEG Power (A)			PSEG (A)	Consolidated
	Not Designated			Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$636	$(523)	$113	$—	$113
Noncurrent Assets	163	(139)	24	—	24
Total Mark-to-Market Derivative Assets	$799	$(662)	$137	$—	$137
Derivative Contracts
Current Liabilities	$(553)	$522	$(31)	$(5)	$(36)
Noncurrent Liabilities	(139)	138	(1)	—	(1)
Total Mark-to-Market Derivative (Liabilities)	$(692)	$660	$(32)	$(5)	$(37)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$107	$(2)	$105	$(5)	$100

(A)
Substantially all of PSEG Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2020 and December 31, 2019.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, PSEG Power had net cash collateral (receipts) payments to counterparties of $(11) million and $44 million, respectively. Of these net cash collateral (receipts) payments, $(13) million as of March 31, 2020 and $(2) million as of December 31, 2019 were netted against the corresponding net derivative contract positions. Of the $(13) million as of March 31, 2020, $(7) million was netted against current assets and $(6) million was netted against noncurrent assets. Of the $(2) million as of December 31, 2019, $(1) million was netted against current assets and $(1) million was netted against noncurrent assets.

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $37 million and $35 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, PSEG Power had the contractual right of offset of $4 million and $2 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $33 million as of March 31, 2020 and December 31, 2019 related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2020	2019		2020	2019
	Millions			Millions
PSEG
Interest Rate Swaps	$(6)	$(5)	Interest Expense	$(2)	$—
Total PSEG	$(6)	$(5)		$(2)	$—

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months ended March 31, 2020, the amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $(1) million after-tax. The amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income for the three months ended March 31, 2019 was immaterial.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2018	$(2)	$(1)
Loss Recognized in AOCI	(23)	(17)
Less: Loss Reclassified into Income	4	3
Balance as of December 31, 2019	$(21)	$(15)
Loss Recognized in AOCI	(6)	(4)
Less: Loss Reclassified into Income	2	1
Balance as of March 31, 2020	$(25)	$(18)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2020 and 2019, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2020	2019
		Millions
PSEG and PSEG Power
Energy-Related Contracts	Operating Revenues	$231	$139
Energy-Related Contracts	Energy Costs	(68)	(13)
Total PSEG and PSEG Power		$163	$126

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of March 31, 2020 and December 31, 2019.

Type	Notional	Total	PSEG	PSEG Power	PSE&G
		Millions
As of March 31, 2020
Natural Gas	Dekatherm (Dth)	449	—	449	—
Electricity	MWh	(60)	—	(60)	—
Financial Transmission Rights (FTRs)	MWh	8	—	8	—
Interest Rate Swaps	U.S. Dollars	700	700	—	—
As of December 31, 2019
Natural Gas	Dth	341	—	341	—
Electricity	MWh	(62)	—	(62)	—
FTRs	MWh	13	—	13	—
Interest Rate Swaps	U.S. Dollars	700	700	—	—

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of March 31, 2020. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of March 31, 2020, 99% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$488	$93	$395	3	$235	(A)
Non-Investment Grade	4	—	4	—	—
Total	$492	$93	$399	3	$235

(A)	Represents net exposure of $137 million with PSE&G and $98 million with two non-affiliated counterparties.
As of March 31, 2020, collateral held from counterparties where PSEG Power had credit exposure included $6 million in cash collateral and $87 million in letters of credit.
As of March 31, 2020, PSEG Power had 141 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2020, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of March 31, 2020, PSE&G had no net credit exposure with suppliers, including PSEG Power.
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
The following tables present information about PSEG’s, PSE&G’s and PSEG Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of March 31, 2020
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$250	$—	$250	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$238	$(939)	$24	$1,132	$21
NDT Fund (C)
Equity Securities	$936	$—	$936	$—	$—
Debt Securities—U.S. Treasury	$206	$—	$—	$206	$—
Debt Securities—Govt Other	$358	$—	$—	$358	$—
Debt Securities—Corporate	$527	$—	$—	$527	$—
Rabbi Trust (C)
Equity Securities	$22	$—	$22	$—	$—
Debt Securities—U.S. Treasury	$62	$—	$—	$62	$—
Debt Securities—Govt Other	$48	$—	$—	$48	$—
Debt Securities—Corporate	$112	$—	$—	$112	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(33)	$926	$(73)	$(884)	$(2)
Interest Rate Swaps (D)	$(10)	$—	$—	$(10)	$—
PSE&G
Assets:
Rabbi Trust (C)
Equity Securities	$4	$—	$4	$—	$—
Debt Securities—U.S. Treasury	$12	$—	$—	$12	$—
Debt Securities—Govt Other	$9	$—	$—	$9	$—
Debt Securities—Corporate	$22	$—	$—	$22	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$238	$(939)	$24	$1,132	$21
NDT Fund (C)
Equity Securities	$936	$—	$936	$—	$—
Debt Securities—U.S. Treasury	$206	$—	$—	$206	$—
Debt Securities—Govt Other	$358	$—	$—	$358	$—
Debt Securities—Corporate	$527	$—	$—	$527	$—
Rabbi Trust (C)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$16	$—	$—	$16	$—
Debt Securities—Govt Other	$12	$—	$—	$12	$—
Debt Securities—Corporate	$27	$—	$—	$27	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(33)	$926	$(73)	$(884)	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2019
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$50	$—	$50	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$137	$(662)	$19	$770	$10
NDT Fund (C)
Equity Securities	$1,151	$—	$1,150	$1	$—
Debt Securities—U.S. Treasury	$225	$—	$—	$225	$—
Debt Securities—Govt Other	$352	$—	$—	$352	$—
Debt Securities—Corporate	$486	$—	$—	$486	$—
Rabbi Trust (C)
Equity Securities	$28	$—	$28	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$47	$—	$—	$47	$—
Debt Securities—Corporate	$114	$—	$—	$114	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(32)	$660	$(43)	$(646)	$(3)
Interest Rate Swaps (D)	$(5)	$—	$—	$(5)	$—
PSE&G
Assets:
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$9	$—	$—	$9	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$137	$(662)	$19	$770	$10
NDT Fund (C)
Equity Securities	$1,151	$—	$1,150	$1	$—
Debt Securities—U.S. Treasury	$225	$—	$—	$225	$—
Debt Securities—Govt Other	$352	$—	$—	$352	$—
Debt Securities—Corporate	$486	$—	$—	$486	$—
Rabbi Trust (C)
Equity Securities	$8	$—	$8	$—	$—
Debt Securities—U.S. Treasury	$14	$—	$—	$14	$—
Debt Securities—Govt Other	$12	$—	$—	$12	$—
Debt Securities—Corporate	$28	$—	$—	$28	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(32)	$660	$(43)	$(646)	$(3)

(A)	Represents money market mutual funds.

(B)	Level 1—These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely on settled pricing inputs which come directly from the exchange.
Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using settled prices from similar assets and liabilities from an exchange, such as NYMEX, ICE and Nodal Exchange, or auction prices. Prices used in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The fair value of PSEG Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The fair value of PSEG Power’s gas physical contracts at certain illiquid delivery locations are measured using average historical basis and, accordingly, are categorized as Level 3. While these physical gas contracts have an unobservable component in their respective forward price curves, the fluctuations in fair value have been driven primarily by changes in the observable inputs. The following tables provide details surrounding significant Level 3 valuations as of March 31, 2020 and December 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
	Level 3	Fair Value as of		Valuation	Unobservable		Arithmetic
Commodity	Position	March 31, 2020		Technique(s)	Input	Range	Average
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$21	$—	Discounted Cash flow	Load Shaping Cost	0% to 10%	3%
Gas	Gas Physical Contracts	—	(2)	Discounted Cash flow	Average Historical Basis	-70% to 0%	-22%
Total PSEG Power		$21	$(2)
Total PSEG		$21	$(2)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2019		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$10	$—	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	—	(3)	Discounted Cash flow	Average Historical Basis	-50% to 0%
Total PSEG Power		$10	$(3)
Total PSEG		$10	$(3)

As of March 31, 2020, significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where PSEG Power is a seller, an increase in the load variability would decrease the fair value. For gas-related contracts in cases where PSEG Power is a buyer, an increase in the average historical basis would increase the fair value.
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended March 31, 2020 and March 31, 2019, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2020

	Three Months Ended March 31, 2020
Description	Balance as of December 31, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of March 31, 2020
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$13	$—	$(1)	$—	$19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2019

	Three Months Ended March 31, 2019
Description	Balance as of December 31, 2018	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of March 31, 2019
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$1	$1	$—	$(4)	$—	$(2)

(A)	Unrealized gains (losses) in the following table represent the change in derivative assets and liabilities still held as of March 31, 2020 and 2019.
.

	Three Months Ended March 31,
	2020		2019
	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)
	Millions
PSEG and PSEG Power
Operating Revenues	$18	$11	$6	$—
Energy Costs	(5)	1	(5)	(3)
Total	$13	$12	$1	$(3)

(B)	Includes settlements of $(1) million for the three months ended March 31, 2020 and $(4) million for the three months ended March 31, 2019.

(C)	There were no transfers into or out of Level 3 during the three months ended March 31, 2020 and 2019.
As of March 31, 2020, PSEG carried $2.7 billion of net assets that are measured at fair value on a recurring basis, of which $19 million of net assets was measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of March 31, 2019, PSEG carried $2.3 billion of net assets that are measured at fair value on a recurring basis, of which $2 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of March 31, 2020 and December 31, 2019.

	As of		As of
	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$2,441	$2,423	$2,441	$2,479
PSE&G (B)	10,423	11,569	9,827	11,107
PSEG Power (B)	2,841	2,766	2,840	3,137
Total Long-Term Debt	$15,705	$16,758	$15,108	$16,723

(A)
Includes floating-rate term loans of $700 million at PSEG as of March 31, 2020 and December 31, 2019. The fair values of the term loan debt (Level 2 measurement) approximate the carrying value because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)
Given that these bonds do not trade actively, the fair value amounts of taxable debt securities (primarily Level 2 measurements) are generally determined by a valuation model that is based on a conventional discounted cash flow methodology. The fair value amounts above do not represent the price at which the outstanding debt may be called for redemption by each issuer under their respective debt agreements.

Note 15. Other Income (Deductions)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2020
NDT Fund Interest and Dividends	$—	$13	$—	$13
Allowance for Funds Used During Construction	21	—	—	21
Solar Loan Interest	4	—	—	4
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(35)	—	(35)
Other	2	(1)	—	1
Total Other Income (Deductions)	$27	$(23)	$—	$4
Three Months Ended March 31, 2019
NDT Fund Interest and Dividends	$—	$14	$—	$14
Allowance for Funds Used During Construction	13	—	—	13
Solar Loan Interest	4	—	—	4
Other	2	(1)	1	2
Total Other Income (Deductions)	$19	$13	$1	$33

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

Note 16. Income Taxes
PSEG’s, PSE&G’s and PSEG Power’s effective tax rates for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	2020	2019
PSEG	8.9%	17.6%
PSE&G	19.9%	5.8%
PSEG Power	122.8%	29.5%

For the three months ended March 31, 2020, the difference in PSEG’s effective tax rate as compared to the same period in the prior year was due primarily to the benefit of purchasing 2019 net operating losses (NOLs) under the New Jersey Technology Tax Benefit Transfer Program in 2020, and the tax benefit of a pre-tax loss on the NDT qualified fund in 2020, which is subject to an additional trust tax. The difference in PSEG’s effective tax rate as compared to the statutory tax rate of 28.11% was due primarily to the flowback of PSE&G’s excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes, the benefit of purchasing 2019 NOLs under the New Jersey Technology Tax Benefit Transfer Program in 2020, and the tax benefit of a pre-tax loss on the NDT qualified fund in 2020, which is subject to an additional trust tax.
For the three months ended March 31, 2020, the difference in PSE&G’s effective tax rate as compared to the same period in the prior year was due primarily to the reduction in the 2020 flowback of PSE&G’s excess deferred income tax liabilities, as PSE&G refunded all FERC-approved transmission-related excess deferred income taxes that are not subject to the normalization rules in 2019. The difference in PSE&G’s effective tax rate as compared to the statutory tax rate of 28.11% was

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

due primarily to the flowback of PSE&G’s excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes.
For the three months ended March 31, 2020, the difference in PSEG Power’s effective tax rate as compared to the same period in the prior year and the statutory tax rate of 28.11% was due primarily to the favorable impacts the benefit of purchasing 2019 NOLs under the New Jersey Technology Tax Benefit Transfer Program in 2020 and the tax benefit of a pre-tax loss on the NDT qualified fund, which is subject to an additional trust tax, had on PSEG Power’s pre-tax loss.
Tax Act
Effective January 1, 2018, the Tax Cuts and Jobs Act of 2017 (Tax Act) established tax laws including, but not limited to, a limitation on deductible interest and limitations on the utilization of NOLS, such as eliminating carrybacks.
In November 2018, the IRS issued proposed regulations addressing the interest disallowance rules contained in the Tax Act. For non-regulated businesses, these rules set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2018 and 2019, the tax deductibility of a portion of PSEG’s and PSEG Power’s interest expense was disallowed and was recorded as a deferred tax asset as it is expected to be realized in future periods. Amounts recorded under the Tax Act and relevant statutes, including but not limited to depreciation and interest disallowance, are subject to change based on several factors, including but not limited to, the IRS and state taxing authorities issuing additional guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and PSEG Power’s financial statements.
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
In March 2020, the CARES Act was signed into federal law. As applicable to PSEG and PSEG Power, the CARES Act favorably increases the limitation on the amount of interest that can be deducted in 2020. The increased limitation will allow a portion of the previously disallowed amounts to reduce PSEG’s and PSEG Power’s 2020 taxable income. The CARES Act also reversed certain NOL provisions from the Tax Act such as allowing five-year carrybacks of 2018, 2019, and 2020 NOLs. This provision, coupled with anticipated Treasury-issued guidance may impact PSEG’s, PSE&G’s, and PSEG Power’s financial statements.
Unrecognized Tax Benefits
In April 2020, the Joint Committee on Taxation approved PSEG’s nuclear carryback claim and federal tax returns for the years 2011 and 2012. We anticipate this will enable PSEG to conclude the IRS’ federal income tax audit for years 2011 through 2016. As a result, in the second quarter of 2020, PSEG expects to decrease its total unrecognized tax benefits in the range of $130 million to $190 million, primarily related to temporary differences for which there are associated accumulated deferred income taxes.
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
There are certain aspects of the law that remain unclear. Any further guidance or clarification could impact PSEG’s and PSEG Power’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Three Months Ended March 31, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$(15)	$(499)	$25	$(489)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(4)	—	14	10
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	3	(6)	(2)
Net Current Period Other Comprehensive Income (Loss)	(3)	3	8	8
Balance as of March 31, 2020	$(18)	$(496)	$33	$(481)

PSEG	Three Months Ended March 31, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$(1)	$(360)	$(16)	$(377)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting in the Change in the Federal Corporate Income Tax to Retained Earnings	—	(81)	—	(81)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	(4)	(3)	20	13
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	1	4
Net Current Period Other Comprehensive Income (Loss)	(4)	—	21	17
Net Change in Accumulated Other Comprehensive Income (Loss)	(4)	(81)	21	(64)
Balance as of March 31, 2019	$(5)	$(441)	$5	$(441)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power	Three Months Ended March 31, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$—	$(420)	$19	$(401)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	—	11	11
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2	(4)	(2)
Net Current Period Other Comprehensive Income (Loss)	—	2	7	9
Balance as of March 31, 2020	$—	$(418)	$26	$(392)

PSEG Power	Three Months Ended March 31, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$—	$(306)	$(13)	$(319)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting in the Change in the Federal Corporate Income Tax to Retained Earnings	—	(69)	—	(69)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income before Reclassifications	—	(3)	15	12
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	1	4
Net Current Period Other Comprehensive Income (Loss)	—	—	16	16
Net Change in Accumulated Other Comprehensive Income (Loss)	—	(69)	16	(53)
Balance as of March 31, 2019	$—	$(375)	$3	$(372)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(2)	$1	$(1)
Total Cash Flow Hedges		(2)	1	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	6	(2)	4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)
Total Pension and OPEB Plans		(4)	1	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	9	(3)	6
Total Available-for-Sale Debt Securities		9	(3)	6
Total		$3	$(1)	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$7	$(2)	$5
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(12)	4	(8)
Total Pension and OPEB Plans		(5)	2	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(1)	—	(1)
Total Available-for-Sale Debt Securities		(1)	—	(1)
Total		$(6)	$2	$(4)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$5	$(1)	$4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(8)	2	(6)
Total Pension and OPEB Plans		(3)	1	(2)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	7	(3)	4
Total Available-for-Sale Debt Securities		7	(3)	4
Total		$4	$(2)	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$6	$(2)	$4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)
Total Pension and OPEB Plans		(4)	1	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(1)	—	(1)
Total Available-for-Sale Debt Securities		(1)	—	(1)
Total		$(5)	$1	$(4)

Note 18. Earnings Per Share (EPS) and Dividends
EPS
Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding or vesting of restricted stock awards granted under PSEG’s stock compensation plans and upon payment of performance share units or restricted stock units. The following table shows the effect of these stock options, performance share units and restricted stock units on the weighted average number of shares outstanding used in calculating diluted EPS:

	Three Months Ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$448	$448	$700	$700
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	504	504
Effect of Stock Based Compensation Awards	—	3	—	3
Total Shares	504	507	504	507

EPS
Net Income	$0.89	$0.88	$1.39	$1.38

Dividends

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2020	2019
Per Share	$0.49	$0.47
In Millions	$248	$238

On April 21, 2020, the PSEG Board approved a $0.49 per share common stock dividend for the second quarter of 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended March 31, 2020
Operating Revenues	$1,883	$1,220	$156	$(478)	$2,781
Net Income (Loss)	440	13	(5)	—	448
Gross Additions to Long-Lived Assets	620	97	3	—	720
Three Months Ended March 31, 2019
Operating Revenues	$2,032	$1,416	$141	$(609)	$2,980
Net Income (Loss)	403	296	1	—	700
Gross Additions to Long-Lived Assets	625	167	3	—	795
As of March 31, 2020
Total Assets	$33,627	$12,847	$3,296	$(1,405)	$48,365
Investments in Equity Method Subsidiaries	$—	$68	$1	$—	$69
As of December 31, 2019
Total Assets	$33,266	$12,805	$2,715	$(1,056)	$47,730
Investments in Equity Method Subsidiaries	$—	$66	$1	$—	$67

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
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2020	2019
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$490	$633
Administrative Billings from Services (B)	78	75
Total Billings from Affiliates	$568	$708

	As of	As of
Related-Party Transactions	March 31, 2020	December 31, 2019
	Millions
Receivable from PSEG (C)	$—	$1
Payable to PSEG Power (A)	$284	$307
Payable to Services (B)	68	83
Payable to PSEG (C)	51	—
Accounts Payable—Affiliated Companies	$403	$390
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$114	$115

PSEG Power
The financial statements for PSEG Power include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2020	2019
	Millions
Billings to Affiliates:
Net Billings to PSE&G (A)	$490	$633
Billings from Affiliates:
Administrative Billings from Services (B)	$45	$45

	As of	As of
Related-Party Transactions	March 31, 2020	December 31, 2019
	Millions
Receivable from PSE&G (A)	$284	$307
Receivable from PSEG (C)	75	101
Accounts Receivable—Affiliated Companies	$359	$408
Payable to Services (B)	$24	$5
Accounts Payable—Affiliated Companies	$24	$5
Short-Term Loan to (from) Affiliate (E)	$514	$149
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$113	$115

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

(C)
PSEG files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are NOLs and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits.

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
Our business discussion in Part I, Item 1. Business of our 2019 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2019 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2020 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the Form 10-K.

EXECUTIVE OVERVIEW OF 2020 AND FUTURE OUTLOOK
Our business plan is designed to achieve growth while managing the risks associated with regulatory changes, fluctuating commodity prices and changes in customer demand. Over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G.
PSE&G, PSEG Power and PSEG LI are providing essential services during the ongoing coronavirus (COVID-19) pandemic. We have implemented a comprehensive set of enhanced safety actions to help protect our employees, customers and communities, and we will continue to closely monitor developments and adjust as needed to ensure that we continue to provide reliable service while protecting the safety and health of our workforce and the communities we serve. We continue to be guided by the recommendations of health authorities at the federal, state and local levels. Employees who can perform their job duties remotely are doing so. Those employees who must report to a work site are wearing personal protective equipment and practicing physical distancing measures. Extensive cleaning protocols are also in place. We have suspended nonessential work activities, while continuing to respond to customer outages and requests for emergency service as well as infrastructure maintenance and upgrades that have been deemed essential. The ongoing coronavirus pandemic has not had a material impact on our results of operations, financial condition or cash flows for the quarter ended March 31, 2020. However, the potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, will depend on a number of factors outside of our control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. While we currently cannot estimate the potential impact to our results of operations, financial condition and cash flows, this MD&A includes a discussion of potential effects of a prolonged outbreak.
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. For the five-year period ending December 31, 2024, PSE&G expects to invest between $11.5 billion to $15 billion, resulting in an expected compound annual rate base growth of 6.5% to 8%. These ranges are driven by certain unapproved investment programs, including the Clean Energy Future (CEF) program and incremental reliability and resiliency investments anticipated in the 2024 timeframe that we intend to seek approval for under the third phase of existing infrastructure programs. See below for a description of the CEF program.
In 2019, we commenced our BPU-approved Gas System Modernization Program II (GSMP II), an expanded, five-year program to invest $1.9 billion beginning in 2019 to replace approximately 875 miles of cast iron and unprotected steel mains in addition to other improvements to the gas system. Approximately $1.6 billion will be recovered through periodic rate roll-ins, with the remaining $300 million to be recovered through a future base rate proceeding. As part of the settlement approved by the BPU, PSE&G agreed to file for a base rate proceeding no later than December 2023, to maintain a base level of gas distribution capital expenditures of $155 million per year and to achieve certain leakage reduction targets.
Also in 2019, the BPU approved our Energy Strong II Program (ES II), an $842 million program to harden, modernize and improve the resiliency of our electric and gas distribution systems. This program began in the fourth quarter of 2019 and is expected to be completed by the end of 2023. Approximately $692 million of the program will be recovered through periodic rate recovery filings, with the balance to be recovered in our next distribution base rate case.
In October 2018, we filed our proposed CEF program with the BPU, a six-year estimated $3.5 billion investment covering four programs; (i) an Energy Efficiency (EE) program totaling $2.5 billion of investment designed to achieve energy efficiency targets required under New Jersey’s Clean Energy law; (ii) an Electric Vehicle (EV) infrastructure program; (iii) an Energy Storage (ES) program, which was submitted to the BPU together with the EV infrastructure program in a single filing; and (iv) an Energy Cloud (EC) program which will include installing approximately two million electric smart meters and associated infrastructure. The BPU is reviewing the CEF-EE program concurrently with its efforts to complete a stakeholder process to define key terms and policy parameters regarding returns, amortization and lost revenue recovery related to implementing energy efficiency programs statewide. Additionally, the State released its Energy Master Plan (EMP) in January 2020, which is supportive of energy efficiency but gives the BPU discretion in implementation between state-and utility-operated programs. The EMP is also supportive of EVs, ES, and advanced metering infrastructure (AMI). In February 2020, PSE&G reached an agreement with parties in the CEF-EE matter which was approved by the BPU to (a) extend several existing EE programs for six months, with an additional $111 million investment over the course of the programs, and (b) extend the timeline for review of the CEF-EE filing through September 2020. The BPU has issued procedural schedules for the CEF-EC and CEF-EV/ES investment programs, both providing for evidentiary hearings in the fourth quarter of 2020. In April 2020, the New Jersey Division of Rate Counsel filed a motion to dismiss the electric vehicles portion of PSE&G’s proposed CEF-EV/ES filing on regulatory and statutory grounds; PSE&G intends to oppose Rate Counsel’s motion. In April 2020, PSE&G filed with the BPU an update of its CEF-EC petition to revise certain assumptions, including an updated deployment schedule based on the procedural schedule.
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
As noted above, PSE&G has been deemed by the State of New Jersey to provide essential services during the ongoing coronavirus pandemic. Our capital programs, including GSMP II, ES II and our transmission infrastructure investments, have not been materially impacted to date. However, a prolonged outbreak and the associated economic impacts, which could extend beyond the duration of the pandemic, could impact our ability to obtain necessary permits and approvals and could lead to shortages of necessary materials, supplies and labor. In addition, a determination by any state or federal regulatory authority that one or all of our projects is non-essential could require us to temporarily halt work. Any delay in our planned capital program could impact our operational performance and could materially impact our results of operations and financial condition through decreased cost recovery.
Further, the ongoing coronavirus pandemic has led many state and federal agencies to implement remote working protocols and divert resources to address the pandemic which, if prolonged, could impact regulatory agencies’ ability to review proposed programs and delay the timing of approvals for matters subject to regulatory approval, including our CEF program that is currently before the BPU.

PSE&G has experienced a reduction in demand from its commercial and industrial (C&I) customers and adverse changes to residential, C&I payment patterns, which would be expected to continue during a prolonged coronavirus pandemic. In addition, PSE&G has informed both its residential customers and state regulators that all non-safety related service disconnections for non-payment will be temporarily suspended. Further, the implementation of actions to protect customers and employees, including physical distancing, mandatory personal protective equipment, and realignment of work crews, may have an adverse impact on operations and maintenance costs. While the impact on our results of operations, financial condition and cash flows for the quarter ended March 31, 2020 have not been material, a prolonged coronavirus pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could materially impact cash from operations, accounts receivable and bad debt expense. PSE&G’s electric distribution bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. Gas distribution bad debt expense in excess of what is included in base rates could adversely impact PSE&G’s utility results from operations.
PSEG Power
At PSEG Power, we strive to improve performance and manage costs in order to optimize cash flow generation from our fleet in light of low wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. PSEG Power continues to move its fleet toward improved efficiency and believes that its recently completed investment program enhances its competitive position with the addition of efficient, clean, reliable combined cycle gas turbine capacity. In the first three months of 2020, our natural gas and nuclear units generated 5.1 and 8.0 terawatt hours and operated at a capacity factor of 44.9% and 94.9%, respectively. Our commitments for load, such as basic generation service (BGS) in New Jersey and other bilateral supply contracts, are backed by this generation or may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving our obligations. PSEG Power’s hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business. More than 70% of PSEG Power’s expected gross margin in 2020 relates to hedging of our energy margin, our expected revenues from the capacity market mechanisms, Zero Emission Certificate (ZEC) revenues that commenced in April 2019 and certain ancillary service payments such as reactive power.
As discussed further below under “Wholesale Power Market Design,” FERC issued an order establishing new rules for PJM’s capacity market, extending the PJM Minimum Offer Price Rule (MOPR) to include both new and existing resources that receive or are entitled to receive certain out-of-market payments, with certain exemptions. PSEG Power’s New Jersey nuclear plants that receive ZEC payments will be subject to the new MOPR. In addition, as a result of FERC’s finding that default procurement auctions such as BGS can also confer subsidies, it is possible that other PSEG units could be subject to the MOPR. Based on PJM’s March 2020 compliance filings, if PJM’s proposals for nuclear unit floor prices are accepted by FERC, the floor prices are not expected to prevent the nuclear units receiving ZECs, as well as PSEG Power’s Peach Bottom units if the MOPR applies to it as a result of payments from BGS auctions, from clearing in the next Reliability Pricing Model (RPM) auction. Further, if any gas-fired units are deemed to be subject to the MOPR, they are also not expected to be affected. However, FERC has not yet acted on this filing and the impact in future RPM auctions may differ.
PSEG Power completed its 1,800 MW combined cycle gas turbine construction program with the addition of the Keys Energy Center (Keys) in Maryland and Sewaren 7 in New Jersey in 2018 and Bridgeport Harbor Station Unit 5 (BH5) in Connecticut in 2019. These additions to our fleet expanded our geographic diversity, adjusted our fuel mix and enhanced the environmental profile and overall efficiency of PSEG Power’s generation fleet.
In the first quarter of 2020, as a result of the ongoing coronavirus pandemic, PSEG Power has seen a decrease in aggregate wholesale electric demand. An extended outbreak could have a material adverse impact on future results of operations and cash flows.
PSEG Power has also implemented protocols to ensure the safety and health of employees at its generation facilities and contractors working at the facilities during planned outages. A prolonged unavailability of employees and contractors due to the ongoing coronavirus pandemic could materially and adversely impact our ability to operate our generation facilities, which would have a material impact on our business, results of operations and cash flows.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. In the first three months of 2020, our

•
utility continued its efforts to control costs while maintaining strong operational performance and has implemented protocols to ensure that we are providing essential services to our customers during the ongoing coronavirus pandemic in a safe and reliable manner, and

•
efficient combined cycle gas units benefited our capacity factor across the natural gas fleet and were readily available to operate when needed, all while diligently adhering to our cost control programs.

Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first three months of 2020 as we

•	maintained sufficient liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2020 to $1.96 per share.
In March 2020, PSEG entered into a $300 million, 364-day term loan agreement and in April 2020 it entered into two 364-day term loan agreements for $200 million and $300 million. These term loans provide an additional source of liquidity for our operations as we continue to monitor the impact of the ongoing coronavirus pandemic on the volatility and availability of the capital and commercial paper markets.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources, and the impacts of the Tax Cuts and Jobs Act of 2017 (Tax Act) without the issuance of new equity.
Financial Results
The results for PSEG, PSE&G and PSEG Power for the three months ended March 31, 2020 and 2019 are presented as follows:

	Three Months Ended
	March 31,
Earnings (Losses)	2020	2019
	Millions
PSE&G	$440	$403
PSEG Power	13	296
Other (A)	(5)	1
PSEG Net Income	$448	$700

PSEG Net Income Per Share (Diluted)	$0.88	$1.38

(A)	Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended
	March 31,
	2020	2019
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$(135)	$76
Non-Trading MTM Gains (Losses) (C)	$77	$76

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

(B)	Net of tax (expense) benefit of $84 million and $(51) million for the three months ended March 31, 2020 and 2019, respectively.

(C)	Net of tax (expense) benefit of $(30) million for each of the three months ended March 31, 2020 and 2019, respectively.

Our $252 million decrease in Net Income for the three months ended March 31, 2020 was driven primarily by

•	net losses in 2020 as compared to net gains on equity securities in the NDT Fund at PSEG Power,

•	generally lower volumes of electricity and gas sold at lower average prices, reduced capacity revenues and a lower of cost or market (LOCOM) adjustment of oil inventory at PSEG Power,

•	partially offset by higher earnings due to investments in T&D programs at PSE&G, and

•	ZEC revenues that started in April 2019 and a net decrease in the volume and average prices of gas purchases and generation fuels.
The greater emphasis on capital spending in recent years for projects on which we receive contemporaneous returns at PSE&G has yielded strong results, which when combined with the cash flow generated by PSEG Power, has allowed us to meet customer needs and address market conditions and investor expectations, reflecting our long-term approach to managing our company. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives.
Disciplined Investment
We utilize rigorous criteria and consider a number of external factors, including the economic impact of the ongoing coronavirus pandemic, when determining how and when to efficiently deploy capital. We principally explore opportunities for investment in areas that complement our existing business and provide reasonable risk-adjusted returns. In the first three months of 2020, we

•	made additional investments in T&D infrastructure projects on time and on budget,

•	continued to execute our Energy Efficiency and other existing BPU-approved utility programs, and

•	continued to evaluate a potential investment in offshore wind.
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
Transmission Rate Proceedings and Return on Equity
In March 2020, FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to revise its electric transmission incentive policy to encourage the development of infrastructure needed to ensure grid reliability and reduce congestion to lower the cost of power for consumers. The NOPR proposes to shift the focus in granting incentives from an approach based on the risks and challenges faced by a project to an approach based on economic and reliability benefits to consumers. The NOPR proposes to retain several existing incentives, increase the 50 basis point adder for Regional Transmission Organization (RTO) participation to 100 basis points and provide incentives for transmission technologies that enhance reliability, efficiency and capacity.
In November 2019, FERC issued an order establishing a new Return on Equity (ROE) policy for reviewing existing transmission ROEs. FERC applied the methodology outlined in the new policy to two complaints filed against the Midcontinent Independent System Operator (MISO) transmission owners and found that the MISO transmission owners’ ROE was unjust and unreasonable and directed that the ROE be lowered. Other ROE complaints have been pending before FERC regarding the ISO New England Inc. Transmission Owners and utilities in other jurisdictions. In parallel to these proceedings, over the past few years, several companies have negotiated settlements that have resulted in reduced ROEs. We continue to analyze the potential impact of these methodologies and cannot predict the outcome of ongoing ROE proceedings. In addition, the New Jersey EMP anticipates the BPU will increasingly engage in transmission ROE and cost allocation proceedings at FERC to address costs to New Jersey ratepayers. We continue to work with the BPU on these matters. An adverse change to PSE&G’s base transmission ROE or ROE incentives could be material.
Wholesale Power Market Design
In December 2019, FERC issued an order establishing new rules for PJM’s capacity market, extending the PJM Minimum Offer Price Rule (MOPR) to include both new and existing resources that receive or are entitled to receive certain out-of-market payments, with certain exemptions.
PSEG Power’s New Jersey nuclear plants that receive ZEC payments will be subject to the new MOPR. In addition, as a result of FERC’s finding that default procurement auctions such as basic generation service can also confer subsidies, it is possible that other PSEG units could be subject to the MOPR. Based on PJM’s March 2020 compliance filings, if PJM’s proposals for nuclear unit floor prices are accepted by FERC, the floor prices are not expected to prevent the nuclear units receiving ZECs, as well as PSEG Power’s Peach Bottom units if the MOPR applies to it as a result of payments from BGS auctions, from clearing in the next RPM auction. Further, if any gas-fired units are deemed to be subject to the MOPR, they are also not expected to be affected. However, FERC has not yet acted on this filing and the impact on future RPM auctions may differ.
States that have clean energy programs designed to achieve public policy goals that support such resources as solar, offshore wind and nuclear, are not prevented from pursuing those programs by the expanded MOPR and could choose to utilize the existing fixed resource requirement (FRR) approach authorized under the PJM tariff. Subsidized units that cannot clear in a RPM capacity auction because of the expanded MOPR could still count as capacity resources to a load serving entity using the FRR approach. In a March 2020 order, the BPU initiated an investigation to examine whether New Jersey can achieve its long-term clean energy and environmental objectives under the current resource adequacy procurement paradigm and potential alternatives. One of the areas of inquiry concerns the potential creation of FRR service areas within New Jersey. See Part II, Item 5. Other Information.
We cannot predict what impact these rules or any measures taken by the BPU will have on the capacity market or our generating stations. In addition, we cannot predict whether there will be challenges to the FERC order and, if so, the impact of such challenges on the MOPR and other capacity market rules.
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
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per megawatt hour generated in payments to selected nuclear plants (ZEC payment)). These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations during that period, subject to exceptions specified in the ZEC legislation. PSEG Power has and will continue to recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by preventing the retirement of nuclear plants. The BPU’s decision awarding ZECs has been appealed by the New Jersey Division of Rate Counsel. PSEG cannot predict the outcome of this matter. The BPU is expected to issue an order in May 2020 outlining the process for applying for ZECs for the next three-year eligibility period and is expected to issue a decision regarding any ZEC applications and any change in the amount of future ZEC payments by April 2021. PSEG Power is not aware of any changes that would materially affect its ability to establish eligibility to be awarded ZECs under the application requirements that resulted in the award of ZECs to Salem 1, Salem 2 and Hope Creek in April 2019. However, PSEG Power cannot predict whether the BPU will change the application requirements or whether other plants besides Salem 1, Salem 2 and Hope Creek will apply for ZECs in the future. In the event that (i) the ZEC program is overturned or otherwise materially adversely modified through legal process, (ii) the terms and conditions of the subsequent period under the ZEC program, including the amount of ZEC payments that may be awarded, materially differ from those of the current ZEC period, or (iii) any of the Salem 1, Salem 2 and Hope Creek plants is not awarded ZEC payments by the BPU and does not otherwise experience a material financial change, PSEG Power will take all necessary steps to retire all of these plants subsequent to the initial ZEC period at or prior to a scheduled refueling outage. Alternatively, if all of the Salem 1, Salem 2 and Hope Creek plants are selected to continue to receive ZEC payments but the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors, PSEG Power would still take all necessary steps to retire all of these plants. Retirement of these plants would result in a material adverse impact on PSEG’s and PSEG Power’s financial results.
California Solar Facilities
As part of its solar production portfolio, PSEG Power owns and operates two California-based solar facilities with an aggregate capacity of approximately 30 MW direct current whose output is sold to Pacific Gas and Electric Company (PG&E) under power purchase agreements (PPAs) with twenty year terms. The net book value of these solar facilities was approximately $54 million as of March 31, 2020. In January 2019, PG&E and its parent company PG&E Corporation filed for Chapter 11 bankruptcy protection; however, they continue to perform under the current PPAs. PSEG Power cannot predict the ultimate outcome that this bankruptcy proceeding will have on our ability to collect all of the revenues from these facilities due under the PPAs; however, any adverse changes to the terms of PSEG Power’s PPAs as a result of this bankruptcy proceeding could result in the future impairment of these assets in amounts up to their current net book value.
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
Tax Legislation
In March 2020, the federal Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. We continue to assess the impact of the tax aspects of the CARES Act on our results of operations and cash flow. We expect that a prolonged coronavirus pandemic, the tax provisions of the CARES Act and any future coronavirus-related federal or state legislation could have a material impact on our effective tax rate and cash tax position.
For non-regulated businesses, the Tax Act enacted rules that set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2018 and 2019, the tax deductibility of a portion of PSEG’s and PSEG Power’s interest was disallowed but is expected to be realized in future periods. However, certain aspects of the law are unclear. Therefore, we recorded taxes based on our interpretation of the relevant statute. The CARES Act favorably increased the limitation on the amount of interest that can deducted in 2019 and 2020. While this will not impact 2019, the increased limitation will allow a portion of the previously disallowed amounts to reduce PSEG’s and PSEG Power’s 2020 taxable income. Amounts recorded under the Tax Act and the CARES Act, such as depreciation and interest disallowance, are subject to change based on several factors, including but not limited to, the Internal Revenue Service and state taxing authorities issuing additional guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and PSEG Power’s financial statements. For additional information, see Item 1. Note 16. Income Taxes.
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
In addition to the risks described elsewhere in this Form 10-Q and in our Form 10-K, for 2020 and beyond, the key issues and challenges we expect our business to confront include:

•
regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,

•	the continuing impact of the ongoing coronavirus pandemic and the associated economic impact, which could extend beyond the duration of the pandemic,

•	the continuing impacts of the Tax Act, coronavirus-related tax legislation and changes in state tax laws, and

•	the impact of reductions in demand and lower natural gas and electricity prices and increasing environmental compliance costs.
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

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2020	2019	2020 vs. 2019
	Millions		Millions	%
Operating Revenues	$2,781	$2,980	$(199)	(7)
Energy Costs	906	1,124	(218)	(19)
Operation and Maintenance	754	756	(2)	—
Depreciation and Amortization	324	314	10	3
Income from Equity Method Investments	3	2	1	50
Net Gains (Losses) on Trust Investments	(221)	128	(349)	N/A
Other Income (Deductions)	4	33	(29)	(88)
Net Non-Operating Pension and OPEB Credits (Costs)	62	33	29	88
Interest Expense	153	133	20	15
Income Tax (Benefit) Expense	44	149	(105)	(70)

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2020	2019	2020 vs. 2019
	Millions		Millions	%
Operating Revenues	$1,883	$2,032	$(149)	(7)
Energy Costs	708	947	(239)	(25)
Operation and Maintenance	386	408	(22)	(5)
Depreciation and Amortization	222	212	10	5
Net Gains (Losses) on Trust Investments	—	1	(1)	N/A
Other Income (Deductions)	27	19	8	42
Net Non-Operating Pension and OPEB Credits (Costs)	51	30	21	70
Interest Expense	96	87	9	10
Income Tax Expense (Benefit)	109	25	84	N/A

Three Months Ended March 31, 2020 as Compared to 2019
Operating Revenues decreased $149 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $89 million due primarily to

•
Transmission revenues were $73 million higher due to increased 2020 revenue requirements attributable to higher rate base investment and the prior year flowback of certain excess deferred taxes that ended at year-end 2019.

•	Electric distribution revenues decreased $9 million due primarily to an $8 million decrease attributable to lower sales volumes.

•
Gas distribution revenues increased $15 million due primarily to a $56 million increase in Weather Normalization Charges and a $14 million increase from the Gas System Modernization Program I (GSMP I) and GSMP II. These increases were partially offset by a $54 million reduction due to lower volumes.

•
Gas revenues further increased by $10 million due to a reduction in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.

Commodity Revenues decreased $290 million as a result of lower Gas and Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic gas supply service (BGSS) and BGS to retail customers.

•	Gas commodity revenues decreased $162 million due primarily to lower BGSS sales volumes of $94 million and lower BGSS prices of $68 million.

•	Electric commodity revenues decreased $128 million due primarily to $96 million in lower BGS sales volumes and $34 million in lower BGS prices.
Clause Revenues decreased $2 million due primarily to lower SBC revenues of $10 million and a $2 million decrease in Margin Adjustment Clause (MAC) revenues. These decreases were partially offset by a $10 million reduction in Tax Adjustment Credit (TAC) deferrals. The changes in the SBC and MAC revenues and TAC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A and Interest Expenses. PSE&G does not earn margin on SBC and MAC revenues or on TAC deferrals.
Other Operating Revenues increased by $54 million due primarily to $38 million in ZEC revenues billed since mid-April 2019 and a $14 million increase in SREC revenues. See Item 1. Note 11. Commitments and Contingent Liabilities. The changes in these revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs decreased $239 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance decreased $22 million due primarily to a net $12 million decrease in clause and renewable-related expenditures, a $3 million decrease in injuries and damages, a $2 million decrease in distribution corrective maintenance expenditures, a $2 million reduction in seasonal storm costs and a $1 million decrease in transmission-related expenditures.
Depreciation and Amortization increased $10 million due primarily to an increase related to additional plant in service.
Other Income (Deductions) increased $8 million due primarily to an increase in the allowance for funds used during construction (AFUDC).
Net Non-Operating Pension and OPEB Credits (Costs) increased $21 million due primarily to an $11 million increase in the long-term expected return on plan assets, an $8 million decrease in interest cost and a $3 million decrease in the amortization of the net unrecognized loss, partially offset by a $1 million decrease in the amortization of prior service credit.
Interest Expense increased $9 million due primarily to a $7 million increase from net debt issuances in 2019 and a $4 million increase from net debt issuances in January 2020.These increases were partially offset by a decrease of $2 million due to a reduction in short-term borrowings.
Income Tax Expense increased $84 million due primarily to higher pre-tax income and the reduction in the 2020 flowback of PSE&G’s excess deferred income tax liabilities, as PSE&G refunded all FERC approved, transmission-related excess deferred income taxes that are not subject to the normalization rules in 2019.

PSEG Power

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2020	2019	2020 vs. 2019
	Millions		Millions	%
Operating Revenues	$1,220	$1,416	$(196)	(14)
Energy Costs	676	786	(110)	(14)
Operation and Maintenance	241	235	6	3
Depreciation and Amortization	94	94	—	—
Income from Equity Method Investments	3	2	1	50
Net Gains (Losses) on Trust Investments	(220)	126	(346)	N/A
Other Income (Deductions)	(23)	13	(36)	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	8	3	5	N/A
Interest Expense	34	25	9	36
Income Tax Expense (Benefit)	(70)	124	(194)	N/A

Three Months Ended March 31, 2020 as Compared to 2019
Operating Revenues decreased $196 million due primarily to changes in generation and gas supply revenues.
Gas Supply Revenues decreased $131 million due primarily to

•	a decrease of $123 million in sales under the BGSS contract, of which $90 million was due to lower volumes sold and $33 million was due to lower average sales prices, and

•	a net decrease of $4 million related to sales to third parties, of which $34 million was due to lower average sales prices, partially offset by an increase of $30 million due to higher volumes sold.
Generation Revenues decreased $65 million due primarily to

•
a net decrease of $113 million due primarily to lower average realized prices in the PJM and New York (NY) regions coupled with lower volumes sold in the PJM region, primarily due to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh generation plants. This was partially offset by higher volumes of electricity sold in the New England (NE) region, primarily due to the commencement of commercial operations of BH5 in June 2019,

•	a net decrease of $34 million in capacity revenues due primarily to decreases in auction prices in the PJM region, partially offset by the commencement of commercial operations of BH5, and

•	a decrease of $31 million in electricity sold under our BGS contracts due to lower volumes and lower prices,

•
partially offset by a net increase of $67 million due to higher MTM gains in 2020 as compared to 2019. Of this amount, there was a $133 million increase due to changes in forward prices this year as compared to last year, partially offset by a $66 million decrease due to less gains on positions reclassified to realized upon settlement, and

•	$51 million due to ZEC revenues that started in mid-April 2019.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $110 million due to
Gas costs decreased $100 million due mainly to

•	a decrease of $98 million related to sales under the BGSS contract, of which $76 million was due to lower volumes and $22 million was due to lower average gas costs, and

•	a net decrease of $2 million related to sales to third parties, of which $29 million was due to a decrease in the average cost of gas largely offset by an increase of $27 million in volumes sold.

Generation costs decreased $10 million due primarily to

•
a net decrease of $85 million in fuel costs reflecting lower prices of gas in the PJM and NY regions coupled with the utilization of lower volumes of coal in the PJM region, primarily due to the sale of PSEG Power’s ownership interests in Keystone and Conemaugh generation plants, and lower volumes of gas in the PJM region. This was partially offset by utilization of higher volumes of gas in the NE region due to the commencement of commercial operations at BH5 in June 2019, and

•	a net decrease of $6 million due primarily to decreases in energy purchased in the NE region due to BH5 beginning commercial operations,

•
partially offset by a net increase of $62 million due to MTM losses in 2020 as compared to MTM gains in 2019. Of this amount, there was a $48 million increase due to changes in forward prices this year as compared to last year coupled with a $14 million increase due to losses on positions reclassified to realized upon settlement in 2020 as compared to gains in 2019, and

•	a $20 million increase due to a LOCOM adjustment on oil inventory caused by a decrease in oil demand and pricing.
Operation and Maintenance increased $6 million due primarily to outage costs at our nuclear plants.
Net Gains (Losses) on Trust Investments decreased $346 million due primarily to a $320 million decrease resulting from net unrealized losses in 2020 as compared to net unrealized gains in 2019 on equity investments in the NDT Fund and a $22 million decrease in net realized gains on NDT Fund investments attributable to market volatility associated with the ongoing coronavirus pandemic.
Other Income (Deductions) decreased $36 million primarily due to greater purchases of NOLs under New Jersey’s Technology Tax Benefit Transfer Program.
Net Non-Operating Pension and OPEB Credits (Costs) increased $5 million due to a $2 million increase in the expected return on plan assets, a $2 million decrease in interest cost and a $1 million decrease in the amortization of the net unrecognized loss.
Interest Expense increased $9 million due primarily to lower capitalized interest as a result of BH5 being place into service.
Income Tax Expense decreased $194 million due primarily to lower pre-tax income, including lower pre-tax income from the NDT qualified fund, which is subject to an additional trust tax, and the benefit from the 2019 NOLs purchased under the New Jersey Technology Tax Benefit Transfer Program in 2020.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions, where material, of our two direct major operating subsidiaries.
Operating Cash Flows
We continue to expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund capital expenditures and shareholder dividend payments.
For the three months ended March 31, 2020, our operating cash flow decreased $65 million as compared to the same period in 2019. The net decrease was primarily due to the net changes from our subsidiaries as discussed below.
Given the current economic challenges, PSE&G has informed both our residential customers and state regulators that all non-safety related service disconnections for non-payment will be temporarily suspended. In addition, the current economic conditions have adversely impacted C&I customer payment patterns. While the negative impact on customer payment patterns, including reduced cash inflow and higher Accounts Receivable aging and associated increasing bad debt expense did not have a material impact on our cash flows for the quarter ended March 31, 2020, a prolonged adverse change to customer payment patterns due to the ongoing coronavirus pandemic could materially and adversely impact our cash flows from operations.
PSE&G
PSE&G’s operating cash flow increased $115 million from $520 million to $635 million for the three months ended March 31, 2020, as compared to the same period in 2019, due primarily to an increase of $139 million related to accounts receivable resulting primarily from higher outstanding billings in 2019, higher earnings in 2020 and $63 million in decreased payments to third party BGS suppliers in 2020 due to lower demand. These increases were partially offset by a decrease of $149 million in regulatory deferrals due to lower sales volumes attributable to a milder winter weather and BGSS credits awarded to customers in 2020, as well as tax payments in 2020 as compared to tax refunds in 2019.

PSEG Power
PSEG Power’s operating cash flow decreased $242 million from $726 million to $484 million for the three months ended March 31, 2020, as compared to the same period in 2019, due to a $135 million reduction related to counterparty cash collateral posting requirements, lower earnings, and an $87 million decrease in the usage of fuels, materials and supplies, partially offset by tax refunds in 2020 as compared to tax payments in 2019.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily with cash and through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements. Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs.
In March 2020, PSEG entered into a $300 million, 364-day term loan agreement and in April 2020 it entered into two 364-day term loan agreements for $200 million and $300 million. These term loans provide an additional source of liquidity for our operations as we continue to monitor the impact of the ongoing coronavirus pandemic on the volatility and availability of the capital and commercial paper markets. These term loans are not included in the credit facility amounts presented in the table below.
Our total credit facilities and available liquidity as of March 31, 2020 were as follows:

Company/Facility	As of March 31, 2020
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$806	$694
PSE&G	600	17	583
PSEG Power	2,100	154	1,946
Total	$4,200	$977	$3,223

As of March 31, 2020, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon as we continue to monitor the impact and volatility of the ongoing coronavirus pandemic on cash flows and capital market conditions. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $916 million and $974 million as of March 31, 2020 and December 31, 2019, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,

•	PSEG has a $700 million floating rate term loan maturing in November 2020, and

•
PSE&G has $250 million of 3.50% Medium-Term Notes (MTN), Series G, maturing in August 2020, $9 million of 7.04% MTN, Series A, maturing in November 2020 and $300 million of 1.90% MTN, Series K, maturing in March 2021.

PSEG, PSEG Power, Energy Holdings, PSEG LI and Services participate in a corporate money pool, an aggregation of daily cash balances designed to efficiently manage their respective short-term liquidity needs, which are accounted for as intercompany loans. In April 2020, PSEG utilized external sources of liquidity, including the commercial paper markets and term loans, to repay a loan to PSEG Power through the money pool and PSEG Power used the proceeds from this loan repayment to redeem its $406 million of 5.13% Senior Notes at maturity.

For additional information see Item 1. Note 12. Debt and Credit Facilities.
Guarantor Financial Information
PSEG Power’s Senior Notes are fully and unconditionally guaranteed on a joint and several basis by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. Each guarantor subsidiary is a consolidated subsidiary of PSEG Power.
In March 2020, the United States Securities and Exchange Commission adopted amendments to the financial disclosure requirements applicable to certain registered debt offerings. PSEG Power adopted these amendments on March 31, 2020. Accordingly, summarized financial information is being presented, on a combined basis, only for PSEG Power (parent company) and the guarantors of PSEG Power’s Senior Notes, excluding investments in, and earnings (losses) from, subsidiaries that are not guarantors. All transactions between PSEG Power (parent company) and the guarantor subsidiaries are eliminated in the combined summarized financial information. The required disclosures for the year-to-date interim period and the most recent fiscal year have been moved outside the Notes to Condensed Consolidated Financial Statements and are provided in the tables below.

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
	Millions
Operating Revenues (A)	$1,205	$4,315
Operating Income (Loss)	$209	$451
Net Income	$22	$484

(A)	Operating Revenues include sales to affiliates of $475 million and $1,463 million, respectively for the three months ended March 31, 2020 and year ended December 31, 2019, respectively.

	As of	As of
	March 31, 2020	December 31, 2019
	Millions
Current Receivables from Subsidiaries and Affiliates	$2,773	$2,456
Total Current Assets	$3,780	$3,559
Noncurrent Receivables from Affiliates	$17	$17
Total Noncurrent Assets	$6,882	$7,025

Current Payables to Subsidiaries and Affiliates	$245	$218
Total Current Liabilities	$1,176	$1,155
Noncurrent Payables to Affiliates	$113	$115
Total Noncurrent Liabilities	$4,946	$4,934

Pension and NDT Fund Obligations
As a result of the market downturn due to the ongoing coronavirus pandemic, the fair market value of assets in our pension trust decreased from $5.9 billion as of December 31, 2019 to $5.0 billion as of March 31, 2020. Internal Revenue Service (IRS) minimum funding requirements for pension plans are determined based on the fund assets and liabilities at the end of a calendar year for the subsequent calendar year. As a result, the market downturn associated with the ongoing coronavirus pandemic is not expected to impact our pension contributions in 2020. In the event of a prolonged economic downturn associated with the ongoing coronavirus pandemic, our contributions to the pension plans may increase in future periods to meet IRS minimum funding requirements. PSEG had accumulated funding credits totaling approximately $600 million, which represent historical contributions in excess of IRS minimum funding requirements, and these credits can be applied to offset any future cash contribution obligations.
In addition, the NRC requires a biennial filing of the NDT fund balances against the decommissioning liability estimate. Any funding shortfalls are required to be cured prior to the next NRC reporting period. The market downturn associated with the ongoing coronavirus pandemic is not currently expected to result in any supplemental required funding of the NDT Fund. To the extent of a prolonged economic downturn associated with the ongoing coronavirus pandemic, our funding requirements may increase in future periods to meet NRC minimum funding requirements.

Common Stock Dividends
On April 21, 2020, our Board of Directors declared a $0.49 dividend per share of common stock for the second quarter of 2020. This reflects an indicative annual dividend rate of $1.96 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice, the impact of the ongoing coronavirus pandemic on our business and the capital and credit markets and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 18. Earnings Per Share (EPS) and Dividends.
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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our Form 10-K. See Executive Overview of 2020 and Future Outlook for additional information.
PSE&G
During the three months ended March 31, 2020, PSE&G made capital expenditures of $620 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $24 million, which are included in operating cash flows.
PSEG Power
During the three months ended March 31, 2020, PSEG Power made capital expenditures of $39 million, excluding $58 million for nuclear fuel, primarily related to various projects at Fossil and Nuclear.

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
From January through March 2020, MTM VaR was relatively stable between a low of $7 million and a high of $12 million at the 95% confidence level. The range of VaR was narrower for the three months ended March 31, 2020 as compared with the year ended December 31, 2019.

	MTM VaR
	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$11	$9
Average for the Period	$9	$12
High	$12	$35
Low	$7	$5
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$17	$14
Average for the Period	$13	$19
High	$19	$54
Low	$11	$8

See Item 1. Note 13. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
PSEG, PSE&G and PSEG Power
There have been no changes in internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our Form 10-K, which describes various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. We expect that the risks and uncertainties described in our Form 10-K will be further adversely impacted by the ongoing coronavirus pandemic and any related, sustained economic downturn, which could extend beyond the duration of the pandemic. In addition to the foregoing, the following risk factor should be read together with the risk factors in our Form 10-K.
Our financial condition and results of operations could be adversely affected by the ongoing coronavirus pandemic.
In response to the ongoing global coronavirus pandemic, we have implemented a comprehensive set of actions to help our customers, communities and employees, and will continue to closely monitor developments and adjust as needed to ensure reliable service while protecting the safety and health of our workforce and the communities we serve.
PSE&G, PSEG Power and PSEG LI are providing essential services during this national emergency related to the coronavirus pandemic. The pandemic has not had a material impact on our results of operations, financial condition or cash flows for the three months ended March 31, 2020. However, the potential future impact will depend on a number of factors outside of our control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. We currently cannot estimate the potential impact the ongoing coronavirus pandemic may have on our business, results of operations, financial condition, liquidity and cash flows. However a prolonged outbreak, including the long-term impact it may have on the economy, which could extend beyond the duration of the pandemic, could affect, among other things:

•	the timing of our planned capital programs, including the ability to obtain necessary permits and approvals for our capital programs;

•
PSE&G’s residential and C&I customer payment patterns, in part as residential customer service non-safety related service disconnections for non-payment have been temporarily suspended, resulting in adverse impacts to accounts receivable and bad debt expense;

•	decreased aggregate demand for generation and decreased commercial and industrial demand for PSE&G’s electric and gas service;

•	the availability of capital markets and credit from banks and other financial institutions to fund our operations and capital programs and the cost of borrowing and available terms.

•	the availability and productivity of skilled workers and contractors to operate our facilities;

•	the ability of our counterparties to meet their contractual obligations to us;

•	the potential for assessment of impairment of our long-lived assets;

•
our financial assets recorded at fair value, including the impact on Net Income from adjustments to fair value of investments in our pension and NDT Fund, and potential increases in the related funding requirements; and

•	the availability of materials and supplies due to supply chain interruptions.
We continue to implement strong physical and cybersecurity measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and ensure uninterrupted service to our customers. Any failure or breach of these systems would have a material impact on our business and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2019, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest in 2020. The following table indicates our common share repurchases in the open market during the first quarter of 2020. There are no remaining shares available for repurchase under the plan.

Three Months Ended March 31, 2020	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31	840,000	$58.50
February 1 - February 29	—	—
March 1 - March 31	—	—

ITEM 5. OTHER INFORMATION
Certain information reported in the Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the Form 10-K. References are to the related pages on the Form 10-K.
Federal Regulation
Capacity Market Issues—PJM
December 31, 2019 Form 10-K page 16. In December 2019, FERC issued an order establishing new rules for PJM’s capacity market. In this new order, FERC extended the PJM MOPR, which currently applies to new natural gas-fired generators, to include both new and existing resources that receive or are entitled to receive certain out-of-market payments, with certain exemptions.
PSEG Power’s New Jersey nuclear plants that receive ZEC payments will be subject to the new MOPR. In addition, as a result of FERC’s finding that default procurement auctions such as BGS can also confer subsidies, it is possible that other PSEG units could be subject to the MOPR.  Based on PJM’s March 2020 compliance filings, if PJM’s proposals for nuclear unit floor prices are accepted by FERC, the floor prices are not expected to prevent the nuclear units receiving ZECs, as well as PSEG Power’s Peach Bottom units if the MOPR applies to it as a result of payments from BGS auctions, from clearing in the next RPM auction. Further, if any gas-fired units are deemed to be subject to the MOPR, they are also not expected to be affected. However, FERC has not yet acted on this filing and the impact in future RPM auctions may differ. In addition, if one or more electric distribution zones in New Jersey (or another state) were to become FRR service areas, procurements needed for that area could provide an alternate means for nuclear units whose ability to clear in RPM auctions was affected by the MOPR to provide capacity within PJM.

States that have clean energy programs designed to achieve public policy goals that support such resources as solar, offshore wind and nuclear are not prevented from pursuing those programs by the expanded MOPR and could choose to utilize the existing FRR approach authorized under the PJM tariff. The FRR provides a means other than PJM’s capacity auction for an entity obligated to supply customers to satisfy its capacity obligation. Accordingly, subsidized units that cannot clear in an RPM capacity auction because of the expanded MOPR could still count as capacity resources to a load serving entity using the FRR approach. In a March 2020 order, the BPU initiated an investigation to examine whether New Jersey can achieve its long-term clean energy and environmental objectives under the current resource adequacy procurement paradigm and potential alternatives. One of the areas of inquiry concerns the potential creation of FRR service areas within New Jersey.
We cannot predict the impact that PJM capacity rules or any measures taken by the BPU will have on the capacity market or our generating stations.
Capacity Market Issues—New York Independent System Operator (NYISO)
December 31, 2019 Form 10-K page 16. In March 2015, FERC issued an order which held that units receiving special reliability payments could properly take those payments into account in formulating capacity market bids. At the request of FERC, in December 2015, NYISO issued a report concluding that buyer-side mitigation measures were not needed for new entry occurring in the “Rest of State” region and for uneconomic retention and repowering anywhere in the state. In February 2020, FERC declined to expand mitigation to the “Rest of State” region.
In addition, in May 2015, the New York Public Service Commission and other New York agencies filed a complaint at FERC requesting certain exemptions from the NYISO rules that prevent capacity suppliers from submitting bids that are not market competitive. In October 2015, FERC granted in part, certain of the requested exemptions for renewable resources and resources being used by the owner for self-supply. In February 2020, FERC rejected the NYISO’s proposed implementation plan and directed NYISO to prepare a narrow plan focused on the two mitigated regions, New York City and the Lower-Hudson Valley, and that takes into account the price impacts of the proposed renewables cap. FERC also ruled in February 2020 that storage resources should not be exempt from buyer-side mitigation rules.
The NYISO is also engaged in reviewing the reliability and market implications of achieving New York State’s Climate Leadership and Community Protection Act (CLCPA), which was enacted in 2019 and requires New York to procure 70% of its electricity from renewable resources by 2030 and 100% of its electricity from zero-emitting resources by 2040. The CLCPA also requires the procurement of large quantities of renewable resources and storage over the next decade. A Climate Council was created by the CLCPA to establish a plan for implementing its requirements and met for the first time in early March. We are monitoring the Council’s activities and cannot predict the timing of any new requirements that may be forthcoming or the near-term impact those requirements may have on the capacity market or our generating station located in New York.
Transmission Rate Proceedings and Return on Equity
December 31, 2019 Form 10-K page 17. In March 2020, FERC issued a NOPR proposing to revise its electric transmission incentive to encourage the development of infrastructure needed to ensure grid reliability and reduce congestion to lower the cost of power for consumers. The NOPR proposes to shift the focus in granting incentives from an approach based on the risks and challenges faced by a project to an approach based on economic and reliability benefits to consumers. Among other items, the NOPR proposes to increase the ROE incentive for joining and remaining a member of an RTO/ISO from 50 basis points to 100 basis points. The NOPR further proposes a 100-basis point incentive for transmission technologies that enhance reliability, efficiency and capacity, as well as improve the operation of new or existing transmission facilities. FERC also proposed to retain several existing non-ROE incentives, including those related to Construction Work In Progress, hypothetical capital structure, and accelerated depreciation for rate recovery and regulatory asset treatment. We cannot predict the outcome of this matter.
State Regulation
New Jersey Solar Initiatives
December 31, 2019 Form 10-K page 19. The New Jersey Clean Energy Act of 2018 requires that the BPU close the existing solar renewable energy certificate (SREC) program to new applications at the earlier of June 1, 2021 or the date at which 5.1% of New Jersey retail electric sales are derived from solar. According to recent BPU orders, the 5.1% threshold will be attained before May 2020 and therefore the SREC market was closed to new applications effective April 30, 2020, with limited exceptions. Solar projects that failed to achieve commercial operation before April 30, 2020 may be entitled to receive transition renewable energy certificates (TRECs) for each megawatt hour of solar production. The New Jersey electric distribution companies (EDCs), including PSE&G, are required to purchase, using the services of a TREC administrator, TRECs from solar projects at rates set by the BPU. PSE&G intends to file for rate recovery of these costs in the near future. PSE&G filed for rate recovery of these costs in April 2020. The BPU is continuing to work with the state’s EDCs to establish the mechanisms for implementing the transition incentive program.

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
Date: May 4, 2020

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
Date: May 4, 2020

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
Date: May 4, 2020