Form 10-Q
period 2020-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2020-07-31
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO

Commission File Number	Name of Registrant, Address, and Telephone Number			State or other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification Number
001-09120	Public Service Enterprise Group Incorporated			New Jersey	22-2625848
80 Park Plaza
	Newark,	New Jersey	07102
	973	430-7000

001-00973	Public Service Electric and Gas Company			New Jersey	22-1212800
80 Park Plaza
	Newark,	New Jersey	07102
	973	430-7000

001-34232	PSEG Power LLC			Delaware	22-3663480
80 Park Plaza
	Newark,	New Jersey	07102
	973	430-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Public Service Enterprise Group Incorporated
Common Stock without par value	PEG	New York Stock Exchange
Public Service Electric and Gas Company
9.25% First and Refunding Mortgage Bonds, Series CC, due 2021	PEG21	New York Stock Exchange
8.00% First and Refunding Mortgage Bonds, due 2037	PEG37D	New York Stock Exchange
5.00% First and Refunding Mortgage Bonds, due 2037	PEG37J	New York Stock Exchange
PSEG Power LLC
8.625% Senior Notes, due 2031	PEG31	New York Stock Exchange
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2020, Public Service Enterprise Group Incorporated had outstanding 505,755,584 shares of its sole class of Common Stock, without par value.
As of July 21, 2020, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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

•	our inability to exercise control over the operations of generation facilities in which we do not maintain a controlling interest;

•	any inability to recover the carrying amount of our long-lived assets and leveraged leases;

•	any inability to maintain sufficient liquidity;

•	any inability to realize anticipated tax benefits or retain tax credits;

•	challenges associated with recruitment and/or retention of key executives and a qualified workforce;

•	the impact of our covenants in our debt instruments on our operations;

•	the impact of the ongoing coronavirus pandemic;

•	the impact of acts of war, terrorism, cybersecurity attacks or intrusions; and

•
failure to sell or otherwise dispose of all or a portion of PSEG Power’s non-nuclear generating fleet on terms that are favorable to us, or at all, or any delay of such transaction or transactions due to market conditions, the failure to satisfy conditions to closing or otherwise.

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
OPERATING REVENUES	$2,050	$2,316	$4,831	$5,296
OPERATING EXPENSES
Energy Costs	595	704	1,501	1,828
Operation and Maintenance	733	750	1,487	1,506
Depreciation and Amortization	315	307	639	621
Loss on Asset Dispositions	—	395	—	395
Total Operating Expenses	1,643	2,156	3,627	4,350
OPERATING INCOME	407	160	1,204	946
Income from Equity Method Investments	3	5	6	7
Net Gains (Losses) on Trust Investments	201	39	(20)	167
Other Income (Deductions)	38	33	42	66
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	62	33	124	66
Interest Expense	(151)	(137)	(304)	(270)
INCOME BEFORE INCOME TAXES	560	133	1,052	982
Income Tax Benefit (Expense)	(109)	20	(153)	(129)
NET INCOME	$451	$153	$899	$853
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	504	504	504
DILUTED	507	507	507	507
NET INCOME PER SHARE:
BASIC	$0.89	$0.30	$1.78	$1.69
DILUTED	$0.89	$0.30	$1.77	$1.68

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET INCOME	$451	$153	$899	$853
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(12), $(12), $(18) and $(25) for the three and six months ended 2020 and 2019, respectively	20	18	28	39
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(1), $5, $0 and $6 for the three and six months ended 2020 and 2019, respectively	3	(13)	—	(17)
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $(2), $(2) and $(6) for the three and six months ended 2020 and 2019, respectively	3	4	6	4
Other Comprehensive Income (Loss), net of tax	26	9	34	26
COMPREHENSIVE INCOME	$477	$162	$933	$879

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$431	$147
Accounts Receivable, net of allowance of $117 in 2020 and $60 in 2019	1,239	1,313
Tax Receivable	154	21
Unbilled Revenues, net of allowance of $4 in 2020	192	239
Fuel	219	310
Materials and Supplies, net	597	587
Prepayments	268	79
Derivative Contracts	112	113
Regulatory Assets	466	351
Assets Held for Sale	29	30
Other	35	41
Total Current Assets	3,742	3,231
PROPERTY, PLANT AND EQUIPMENT	47,157	45,944
Less: Accumulated Depreciation and Amortization	(10,606)	(10,100)
Net Property, Plant and Equipment	36,551	35,844
NONCURRENT ASSETS
Regulatory Assets	3,606	3,677
Operating Lease Right-of-Use Assets	273	282
Long-Term Investments	779	812
Nuclear Decommissioning Trust (NDT) Fund	2,251	2,216
Long-Term Tax Receivable	—	150
Long-Term Receivable of Variable Interest Entity (VIE)	829	813
Rabbi Trust Fund	259	246
Other Intangibles	185	149
Derivative Contracts	30	24
Other	275	286
Total Noncurrent Assets	8,487	8,655
TOTAL ASSETS	$48,780	$47,730

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2020	December 31, 2019
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$2,093	$1,365
Commercial Paper and Loans	1,165	1,115
Accounts Payable	1,135	1,358
Derivative Contracts	24	36
Accrued Interest	122	116
Accrued Taxes	127	41
Clean Energy Program	231	143
Obligation to Return Cash Collateral	107	119
Regulatory Liabilities	194	234
Other	585	520
Total Current Liabilities	5,783	5,047
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,481	6,256
Regulatory Liabilities	2,906	3,002
Operating Leases	263	273
Asset Retirement Obligations	1,185	1,087
OPEB Costs	736	734
OPEB Costs of Servco	641	626
Accrued Pension Costs	893	952
Accrued Pension Costs of Servco	168	171
Environmental Costs	323	349
Derivative Contracts	2	1
Long-Term Accrued Taxes	86	182
Other	242	218
Total Noncurrent Liabilities	13,926	13,851
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	13,580	13,743
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2020 and 2019—534 shares	5,003	5,003
Treasury Stock, at cost, 2020 and 2019—30 shares	(865)	(831)
Retained Earnings	11,808	11,406
Accumulated Other Comprehensive Loss	(455)	(489)
Total Stockholders’ Equity	15,491	15,089
Total Capitalization	29,071	28,832
TOTAL LIABILITIES AND CAPITALIZATION	$48,780	$47,730

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$899	$853
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	639	621
Amortization of Nuclear Fuel	93	89
Loss on Asset Dispositions	—	395
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	65	46
Provision for Deferred Income Taxes (Other than Leases) and ITC	104	123
Non-Cash Employee Benefit Plan (Credits) Costs	(52)	(5)
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	11	(3)
Net (Gain) Loss on Lease Investments	(2)	32
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(1)	(320)
Cost of Removal	(44)	(61)
Net Change in Regulatory Assets and Liabilities	(70)	84
Net (Gains) Losses and (Income) Expense from NDT Fund	5	(189)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	16	77
Accrued Taxes	115	(10)
Cash Collateral	32	392
Other Current Assets and Liabilities	(60)	(299)
Employee Benefit Plan Funding and Related Payments	(6)	(24)
Other	(80)	23
Net Cash Provided By (Used In) Operating Activities	1,664	1,824
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,414)	(1,604)
Purchase of Emission Allowances and RECs	(50)	(29)
Proceeds from Sales of Trust Investments	1,163	966
Purchases of Trust Investments	(1,184)	(984)
Other	52	29
Net Cash Provided By (Used In) Investing Activities	(1,433)	(1,622)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper	(750)	(651)
Proceeds from Short-Term Loans	800	—
Issuance of Long-Term Debt	975	1,500
Redemption of Long-Term Debt	(406)	(600)
Cash Dividends Paid on Common Stock	(495)	(475)
Other	(64)	(60)
Net Cash Provided By (Used In) Financing Activities	60	(286)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	291	(84)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	176	199
Cash, Cash Equivalents and Restricted Cash at End of Period	$467	$115
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$41	$25
Interest Paid, Net of Amounts Capitalized	$288	$256
Accrued Property, Plant and Equipment Expenditures	$331	$456

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of March 31, 2020	534	$4,994	(30)	$(868)	$11,604	$(481)	$15,249
Net Income	—	—	—	—	451	—	451
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(14)	—	—	—	—	—	26	26
Comprehensive Income							477
Cash Dividends at $0.49 per share on Common Stock	—	—	—	—	(247)	—	(247)
Other	—	9	—	3	—	—	12
Balance as of June 30, 2020	534	$5,003	(30)	$(865)	$11,808	$(455)	$15,491

Balance as of March 31, 2019	534	$4,969	(30)	$(839)	$11,125	$(441)	$14,814
Net Income	—	—	—	—	153	—	153
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(9)	—	—	—	—	—	9	9
Comprehensive Income							162
Cash Dividends at $0.47 per share on Common Stock	—	—	—	—	(237)	—	(237)
Other	—	11	—	4	—	—	15
Balance as of June 30, 2019	534	$4,980	(30)	$(835)	$11,041	$(432)	$14,754

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2019	534	$5,003	(30)	$(831)	$11,406	$(489)	$15,089
Net Income	—	—	—	—	899	—	899
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(20)	—	—	—	—	—	34	34
Comprehensive Income							933
Cumulative Effect Adjustment for Current Expected Credit Losses (CECL)	—	—	—	—	(2)	—	(2)
Cash Dividends at $0.98 per share on Common Stock	—	—	—	—	(495)	—	(495)
Other	—	—	—	(34)	—	—	(34)
Balance as of June 30, 2020	534	$5,003	(30)	$(865)	$11,808	$(455)	$15,491

Balance as of December 31, 2018	534	$4,980	(30)	$(808)	$10,582	$(377)	$14,377
Net Income	—	—	—	—	853	—	853
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	—	—	81	(81)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(25)	—	—	—	—	—	26	26
Comprehensive Income							879
Cash Dividends at $0.94 per share on Common Stock	—	—	—	—	(475)	—	(475)
Other	—	—	—	(27)	—	—	(27)
Balance as of June 30, 2019	534	$4,980	(30)	$(835)	$11,041	$(432)	$14,754

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
OPERATING REVENUES	$1,456	$1,382	$3,339	$3,414
OPERATING EXPENSES
Energy Costs	510	529	1,218	1,476
Operation and Maintenance	380	369	766	777
Depreciation and Amortization	217	202	439	414
Total Operating Expenses	1,107	1,100	2,423	2,667
OPERATING INCOME	349	282	916	747
Net Gains (Losses) on Trust Investments	1	—	1	1
Other Income (Deductions)	26	19	53	38
Net Non-Operating Pension and OPEB Credits (Costs)	52	29	103	59
Interest Expense	(98)	(89)	(194)	(176)
INCOME BEFORE INCOME TAXES	330	241	879	669
Income Tax Benefit (Expense)	(47)	(14)	(156)	(39)
NET INCOME	$283	$227	$723	$630

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET INCOME	$283	$227	$723	$630
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(1), $(1), $(1) and $(1) for three and six months ended 2020 and 2019, respectively	1	1	1	2
COMPREHENSIVE INCOME	$284	$228	$724	$632

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$258	$21
Accounts Receivable, net of allowance of $117 in 2020 and $60 in 2019	872	901
Accounts Receivable—Affiliated Companies	—	1
Unbilled Revenues, net of allowance of $4 in 2020	192	239
Materials and Supplies, net	212	213
Prepayments	190	35
Regulatory Assets	466	351
Other	24	28
Total Current Assets	2,214	1,789
PROPERTY, PLANT AND EQUIPMENT	34,992	33,900
Less: Accumulated Depreciation and Amortization	(6,886)	(6,623)
Net Property, Plant and Equipment	28,106	27,277
NONCURRENT ASSETS
Regulatory Assets	3,606	3,677
Operating Lease Right-of-Use Assets	100	98
Long-Term Investments	236	248
Rabbi Trust Fund	50	48
Other	133	129
Total Noncurrent Assets	4,125	4,200
TOTAL ASSETS	$34,445	$33,266

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2020	December 31, 2019
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$693	$259
Commercial Paper and Loans	—	362
Accounts Payable	624	639
Accounts Payable—Affiliated Companies	373	390
Accrued Interest	101	91
Clean Energy Program	231	143
Obligation to Return Cash Collateral	107	119
Regulatory Liabilities	194	234
Other	490	436
Total Current Liabilities	2,813	2,673
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,369	4,189
Regulatory Liabilities	2,906	3,002
Operating Leases	88	87
Asset Retirement Obligations	308	303
OPEB Costs	495	495
Accrued Pension Costs	461	501
Environmental Costs	273	294
Long-Term Accrued Taxes	19	115
Other	161	136
Total Noncurrent Liabilities	9,080	9,122
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	10,102	9,568
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2020 and 2019—132 shares	892	892
Contributed Capital	1,095	1,095
Basis Adjustment	986	986
Retained Earnings	9,474	8,928
Accumulated Other Comprehensive Income	3	2
Total Stockholder’s Equity	12,450	11,903
Total Capitalization	22,552	21,471
TOTAL LIABILITIES AND CAPITALIZATION	$34,445	$33,266

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$723	$630
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	439	414
Provision for Deferred Income Taxes and ITC	74	10
Non-Cash Employee Benefit Plan (Credits) Costs	(51)	(19)
Cost of Removal	(44)	(61)
Net Change in Regulatory Assets and Liabilities	(70)	84
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	69	75
Materials and Supplies	1	(21)
Prepayments	(155)	(194)
Accounts Payable	39	(97)
Accounts Receivable/Payable—Affiliated Companies, net	(5)	—
Other Current Assets and Liabilities	40	27
Employee Benefit Plan Funding and Related Payments	—	(15)
Other	(61)	5
Net Cash Provided By (Used In) Operating Activities	999	838
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,190)	(1,258)
Proceeds from Sales of Trust Investments	23	19
Purchases of Trust Investments	(22)	(17)
Solar Loan Investments	—	(1)
Other	7	4
Net Cash Provided By (Used In) Investing Activities	(1,182)	(1,253)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(362)	(82)
Issuance of Long-Term Debt	975	750
Redemption of Long-Term Debt	—	(250)
Cash Dividend Paid	(175)	—
Other	(11)	(8)
Net Cash Provided By (Used In) Financing Activities	427	410
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	244	(5)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	50	61
Cash, Cash Equivalents and Restricted Cash at End of Period	$294	$56
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$51	$(107)
Interest Paid, Net of Amounts Capitalized	$179	$168
Accrued Property, Plant and Equipment Expenditures	$282	$289

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of March 31, 2020	$892	$1,095	$986	$9,191	$2	$12,166
Net Income	—	—	—	283	—	283
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	1	1
Comprehensive Income						284
Balance as of June 30, 2020	$892	$1,095	$986	$9,474	$3	$12,450

Balance as of March 31, 2019	$892	$1,095	$986	$8,331	$—	$11,304
Net Income	—	—	—	227	—	227
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	1	1
Comprehensive Income						228
Balance as of June 30, 2019	$892	$1,095	$986	$8,558	$1	$11,532

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2019	$892	$1,095	$986	$8,928	$2	$11,903
Net Income	—	—	—	723	—	723
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	1	1
Comprehensive Income						724
Cumulative Effect Adjustment for CECL	—	—	—	(2)	—	(2)
Cash Dividend Paid	—	—	—	(175)	—	(175)
Balance as of June 30, 2020	$892	$1,095	$986	$9,474	$3	$12,450

Balance as of December 31, 2018	$892	$1,095	$986	$7,928	$(1)	$10,900
Net Income	—	—	—	630	—	630
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	2	2
Comprehensive Income						632
Balance as of June 30, 2019	$892	$1,095	$986	$8,558	$1	$11,532

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
OPERATING REVENUES	$683	$1,083	$1,903	$2,499
OPERATING EXPENSES
Energy Costs	323	411	999	1,197
Operation and Maintenance	225	268	466	503
Depreciation and Amortization	91	95	185	189
Loss on Asset Dispositions	—	395	—	395
Total Operating Expenses	639	1,169	1,650	2,284
OPERATING INCOME (LOSS)	44	(86)	253	215
Income from Equity Method Investments	3	5	6	7
Net Gains (Losses) on Trust Investments	196	38	(24)	164
Other Income (Deductions)	12	15	(11)	28
Net Non-Operating Pension and OPEB Credits (Costs)	9	3	17	6
Interest Expense	(30)	(26)	(64)	(51)
INCOME (LOSS) BEFORE INCOME TAXES	234	(51)	177	369
Income Tax Benefit (Expense)	(64)	11	6	(113)
NET INCOME (LOSS)	$170	$(40)	$183	$256

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$170	$(40)	$183	$256
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(12), $(11), $(16) and $(22) for the three and six months ended 2020 and 2019, respectively	15	15	22	31
Pension/OPEB adjustment, net of tax (expense) benefit of $0, $(1), $(1) and $(5) for the three and six months ended 2020 and 2019, respectively	3	3	5	3
Other Comprehensive Income (Loss), net of tax	18	18	27	34
COMPREHENSIVE INCOME (LOSS)	$188	$(22)	$210	$290

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$17	$21
Accounts Receivable	313	309
Accounts Receivable—Affiliated Companies	281	408
Short-Term Loan to Affiliate	104	149
Fuel	219	310
Materials and Supplies, net	382	372
Prepayments	12	11
Derivative Contracts	112	113
Assets Held for Sale	29	28
Other	—	5
Total Current Assets	1,469	1,726
PROPERTY, PLANT AND EQUIPMENT	11,825	11,699
Less: Accumulated Depreciation and Amortization	(3,502)	(3,273)
Net Property, Plant and Equipment	8,323	8,426
NONCURRENT ASSETS
Operating Lease Right-of-Use Assets	67	71
Long-Term Investments	67	66
NDT Fund	2,251	2,216
Rabbi Trust Fund	65	62
Other Intangibles	185	149
Derivative Contracts	30	24
Other	51	65
Total Noncurrent Assets	2,716	2,653
TOTAL ASSETS	$12,508	$12,805

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2020	December 31, 2019
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$700	$406
Accounts Payable	363	505
Accounts Payable—Affiliated Companies	20	5
Derivative Contracts	18	31
Accrued Interest	17	21
Other	101	91
Total Current Liabilities	1,219	1,059
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,901	1,876
Operating Leases	57	62
Asset Retirement Obligations	874	781
OPEB Costs	194	192
Accrued Pension Costs	270	284
Derivative Contracts	2	1
Long-Term Accrued Taxes	53	115
Other	102	111
Total Noncurrent Liabilities	3,453	3,422
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
LONG-TERM DEBT	1,736	2,434
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,246	5,063
Accumulated Other Comprehensive Loss	(374)	(401)
Total Member’s Equity	6,100	5,890
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,508	$12,805

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$183	$256
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	185	189
Amortization of Nuclear Fuel	93	89
Loss on Asset Dispositions	—	395
Emission Allowances and REC Compliance Accrual	65	46
Provision for Deferred Income Taxes and ITC	7	131
Non-Cash Employee Benefit Plan (Credits) Costs	(3)	9
Interest Accretion on Asset Retirement Obligation	21	20
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(1)	(320)
Net (Gains) Losses and (Income) Expense from NDT Fund	5	(189)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	70	90
Cash Collateral	32	392
Accounts Receivable	(14)	49
Accounts Payable	(92)	(88)
Accounts Receivable/Payable—Affiliated Companies, net	131	90
Other Current Assets and Liabilities	4	3
Employee Benefit Plan Funding and Related Payments	(3)	(6)
Other	(57)	(6)
Net Cash Provided By (Used In) Operating Activities	626	1,150
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(218)	(339)
Purchase of Emission Allowances and RECs	(50)	(29)
Proceeds from Sales of Trust Investments	1,077	901
Purchases of Trust Investments	(1,100)	(921)
Short-Term Loan to Affiliate	45	(348)
Other	23	22
Net Cash Provided By (Used In) Investing Activities	(223)	(714)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	—	(250)
Redemption of Long-Term Debt	(406)	—
Short-Term Loan from Affiliate	—	(193)
Other	(1)	(1)
Net Cash Provided By (Used In) Financing Activities	(407)	(444)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(4)	(8)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	21	22
Cash, Cash Equivalents and Restricted Cash at End of Period	$17	$14
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$3	$(10)
Interest Paid, Net of Amounts Capitalized	$65	$50
Accrued Property, Plant and Equipment Expenditures	$49	$167

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions
(Unaudited)

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of March 31, 2020	$2,214	$(986)	$5,076	$(392)	$5,912
Net Income	—	—	170	—	170
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(12)	—	—	—	18	18
Comprehensive Income					188
Balance as of June 30, 2020	$2,214	$(986)	$5,246	$(374)	$6,100

Balance as of March 31, 2019	$2,214	$(986)	$5,166	$(372)	$6,022
Net Loss	—	—	(40)	—	(40)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(12)	—	—	—	18	18
Comprehensive Loss					(22)
Balance as of June 30, 2019	$2,214	$(986)	$5,126	$(354)	$6,000

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of December 31, 2019	$2,214	$(986)	$5,063	$(401)	$5,890
Net Income	—	—	183	—	183
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(17)	—	—	—	27	27
Comprehensive Income					210
Balance as of June 30, 2020	$2,214	$(986)	$5,246	$(374)	$6,100

Balance as of December 31, 2018	$2,214	$(986)	$5,051	$(319)	$5,960
Net Income	—	—	256	—	256
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	69	(69)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(27)	—	—	—	34	34
Comprehensive Income					290
Cash Dividends Paid	—	—	(250)	—	(250)
Balance as of June 30, 2019	$2,214	$(986)	$5,126	$(354)	$6,000

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
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2019) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
As of December 31, 2019
Cash and Cash Equivalents	$21	$21	$105	$147
Restricted Cash in Other Current Assets	11	—	—	11
Restricted Cash in Other Noncurrent Assets	18	—	—	18
Cash, Cash Equivalents and Restricted Cash	$50	$21	$105	$176
As of June 30, 2020
Cash and Cash Equivalents	$258	$17	$156	$431
Restricted Cash in Other Current Assets	15	—	—	15
Restricted Cash in Other Noncurrent Assets	21	—	—	21
Cash, Cash Equivalents and Restricted Cash	$294	$17	$156	$467

(A)	Includes amounts applicable to PSEG (parent company), Energy Holdings and Services.
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
In the first quarter of 2020, PSEG Power recorded a $20 million lower of cost or market (LOCOM) adjustment to its fuel oil inventory due to the significant decline in market pricing. In the second quarter of 2020, PSEG Power reversed $9 million of the LOCOM adjustment recorded in the first quarter of 2020 due to recovery in the market price of oil. PSEG Power may continue to reverse the LOCOM adjustment in future quarters, limited to the adjustment recorded in the three months ended March 31, 2020, if the oil market recovers within the 2020 calendar year. However, downward adjustments in future quarters may be required if the market price of oil declines.
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

Note 2. Recent Accounting Standards
New Standards Issued and Adopted
Measurement of Credit Losses on Financial Instruments—Accounting Standards Update (ASU) 2016-13, updated by ASU 2018-19, 2019-04, 2019-05, 2019-11 and 2020-02
This accounting standard provides a new model for recognizing credit losses on financial assets. The new model requires entities to use an estimate of expected credit losses that will be recognized as an impairment allowance rather than a direct write-down of the amortized cost basis. The estimate of expected credit losses is based on past events, current conditions and supportable forecasts over a reasonable period. For purchased financial assets with credit deterioration, a similar model is used; however, the initial allowance is added to the purchase price rather than reported as an allowance. Credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP; however, this standard requires those credit losses

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

be presented as an allowance, rather than a write-down. This new standard also requires additional disclosures of the allowance for credit losses by financial asset type, including disclosures of credit quality indicators for each class of financial asset disaggregated by year of origination.
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
Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement—ASU 2018-13
This accounting standard modifies the disclosure requirements for fair value measurements. Certain current disclosure requirements relating to Level 3 fair value measurements, and transfers between Level 1 and Level 2 fair value measurements have been eliminated. The standard also adds certain other disclosure requirements for Level 3 fair value measurements.
The standard is effective for annual and interim periods beginning after December 15, 2019. PSEG adopted this standard on January 1, 2020. Certain amendments in the standard have been applied prospectively in 2020. All other amendments of the standard were applied retrospectively to all periods presented.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract—ASU 2018-15
This accounting standard aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with capitalization requirements for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The standard follows the guidance in Accounting Standard Codification 350—Intangibles—Goodwill and Other to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The standard requires the amortization of capitalized costs to be presented in Operation and Maintenance (O&M) Expense. In addition, the standard also adds presentation requirements for these costs in the statements of cash flows and financial position.
The standard is effective for annual and interim periods beginning after December 15, 2019. PSEG adopted this standard prospectively on January 1, 2020. PSEG, PSE&G and PSEG Power do not expect a material impact on their respective financial statements.
Targeted Improvements to Related Party Guidance for Variable Interest Entities (VIE)—ASU 2018-17
This accounting standard improves the VIE guidance in the area of decision-making fees. Consistent with how indirect interests held through related parties under common control are considered for determining whether a reporting entity must consolidate a VIE, indirect interests held through related parties in common control arrangements are considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
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
Codification Improvements to Financial Instruments—ASU 2020-03
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
New Standards Issued But Not Yet Adopted as of June 30, 2020
Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans—ASU 2018-14
This accounting standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including the elimination of certain current disclosure requirements. Certain other disclosure requirements related to interest crediting rates have been added and certain clarifications were made to other disclosure requirements.
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
PSE&G
Revenues from Contracts with Customers
Electric and Gas Distribution and Transmission Revenues—PSE&G sells gas and electricity to customers under default commodity supply tariffs. PSE&G’s regulated electric and gas default commodity supply and distribution services are separate tariffs which are satisfied as the product(s) and/or service(s) are delivered to the customer. The electric and gas commodity and delivery tariffs are recurring contracts in effect until modified through the regulatory approval process as appropriate. Revenue is recognized over time as the service is rendered to the customer. Included in PSE&G’s regulated revenues are unbilled electric and gas revenues which represent the estimated amount customers will be billed for services rendered from the most recent meter reading to the end of the respective accounting period.
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
Payment for services rendered and products transferred are typically due on average within 30 days of delivery.
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
Revenues Unrelated to Contracts with Customers
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.
Disaggregation of Revenues

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2020
Revenues from Contracts with Customers
Electric Distribution	$723	$—	$—	$—	$723
Gas Distribution	278	—	—	(2)	276
Transmission	378	—	—	—	378
Electricity and Related Product Sales
PJM
Third-Party Sales	—	346	—	—	346
Sales to Affiliates	—	111	—	(111)	—
New York ISO	—	24	—	—	24
ISO New England	—	25	—	—	25
Gas Sales
Third-Party Sales	—	15	—	—	15
Sales to Affiliates	—	124	—	(124)	—
Other Revenues from Contracts with Customers (A)	83	14	141	—	238
Total Revenues from Contracts with Customers	1,462	659	141	(237)	2,025
Revenues Unrelated to Contracts with Customers (B)	(6)	24	7	—	25
Total Operating Revenues	$1,456	$683	$148	$(237)	$2,050

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2020
Revenues from Contracts with Customers
Electric Distribution	$1,372	$—	$—	$—	$1,372
Gas Distribution	1,009	—	—	(4)	1,005
Transmission	744	—	—	—	744
Electricity and Related Product Sales
PJM
Third-Party Sales	—	714	—	—	714
Sales to Affiliates	—	232	—	(232)	—
New York ISO	—	49	—	—	49
ISO New England	—	73	—	—	73
Gas Sales
Third-Party Sales	—	44	—	—	44
Sales to Affiliates	—	478	—	(478)	—
Other Revenues from Contracts with Customers (A)	165	24	285	(1)	473
Total Revenues from Contracts with Customers	3,290	1,614	285	(715)	4,474
Revenues Unrelated to Contracts with Customers (B)	49	289	19	—	357
Total Operating Revenues	$3,339	$1,903	$304	$(715)	$4,831

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2019
Revenues from Contracts with Customers
Electric Distribution	$775	$—	$—	$—	$775
Gas Distribution	211	—	—	(3)	208
Transmission	304	—	—	—	304
Electricity and Related Product Sales
PJM
Third-Party Sales	—	423	—	—	423
Sales to Affiliates	—	130	—	(130)	—
New York ISO	—	29	—	—	29
ISO New England	—	27	—	—	27
Gas Sales
Third-Party Sales	—	11	—	—	11
Sales to Affiliates	—	102	—	(102)	—
Other Revenues from Contracts with Customers (A)	68	14	134	(1)	215
Total Revenues from Contracts with Customers	1,358	736	134	(236)	1,992
Revenues Unrelated to Contracts with Customers (B)	24	347	(47)	—	324
Total Operating Revenues	$1,382	$1,083	$87	$(236)	$2,316

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2019
Revenues from Contracts with Customers
Electric Distribution	$1,517	$—	$—	$—	$1,517
Gas Distribution	1,142	—	—	(6)	1,136
Transmission	592	—	—	—	592
Electricity and Related Product Sales
PJM
Third-Party Sales	—	938	—	—	938
Sales to Affiliates	—	256	—	(256)	—
New York ISO	—	70	—	—	70
ISO New England	—	48	—	—	48
Gas Sales
Third-Party Sales	—	58	—	—	58
Sales to Affiliates	—	581	—	(581)	—
Other Revenues from Contracts with Customers (A)	132	24	265	(2)	419
Total Revenues from Contracts with Customers	3,383	1,975	265	(845)	4,778
Revenues Unrelated to Contracts with Customers (B)	31	524	(37)	—	518
Total Operating Revenues	$3,414	$2,499	$228	$(845)	$5,296

(A)
Includes primarily revenues from appliance repair services at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at PSEG Power, and PSEG LI’s OSA with LIPA in Other.

(B)	Includes primarily alternative revenues at PSE&G, derivative contracts and lease contracts at PSEG Power, and lease contracts in Other.
Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of June 30, 2020 and December 31, 2019. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately ten percent and six percent of accounts receivable (including unbilled revenues in 2020) as of June 30, 2020 and December 31, 2019, respectively. As of December 31, 2019, there was no allowance for unbilled revenues. Effective January 1, 2020, PSE&G adopted ASU 2016-13 and recorded an allowance for unbilled revenues. See Note 2. Recent Accounting Standards.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported in the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the ongoing coronavirus pandemic on the outstanding balances as of June 30, 2020. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause mechanism.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months and six months ended June 30, 2020:

Three Months Ended June 30, 2020
Millions
Balance as of March 31, 2020	$80
Utility Customer Accounts
Provision	45
Write-offs, net of Recoveries of $1 Million	(4)
Balance as of June 30, 2020	$121

Six Months Ended June 30, 2020
Millions
Balance as of January 1, 2020 (A)	$68
Utility Customer Accounts
Provision	77
Write-offs, net of Recoveries of $3 Million	(24)
Balance as of June 30, 2020	$121

(A)Includes an $8 million pre-tax increase at adoption of ASU 2016-13. See Note 2. Recent Accounting Standards.
PSEG Power
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of June 30, 2020 and December 31, 2019.
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
PSEG Power’s accounts receivable consist mainly of revenues from wholesale load contracts and capacity sales which are executed in the different ISO regions. PSEG Power also sells energy and ancillary services directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of month of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of June 30, 2020. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
Other
PSEG LI did not have any material contract balances as of June 30, 2020 and December 31, 2019.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per MW-Day	MW Cleared
June 2020 to May 2021	$168	7,900
June 2021 to May 2022	$180	7,100

Capacity Payments from the ISO New England Forward Capacity Market (FCM)—The FCM Auction is conducted annually three years in advance of the operating period. The table below includes PSEG Power’s cleared capacity in the FCM Auction for the Bridgeport Harbor Station 5 (BH5), which cleared the 2019/2020 auction at $231/MW-day for seven years, and the planned retirement of Bridgeport Harbor Station 3 (BH3) in May 2021. PSEG Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the FCM Auctions which have been completed through May 2024 and the seven-year rate lock for BH5 through May 2026:

Delivery Year	$ per MW-Day (A)	MW Cleared
June 2020 to May 2021	$195	1,330
June 2021 to May 2022	$192	950
June 2022 to May 2023	$179	950
June 2023 to May 2024	$152	930
June 2024 to May 2025	$231	480
June 2025 to May 2026	$231	480

(A)	Capacity cleared prices for BH5 through 2026 will be escalated based upon the Handy-Whitman Index. These adjustments are not included above.
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $154 million.
Other
The LIPA OSA is a 12-year services contract ending in 2025 with annual fixed and incentive components. The fixed fee for the provision of services thereunder in 2020 is $67 million and could increase each year based on the change in the Consumer Price Index.

Note 4. Early Plant Retirements/Asset Dispositions
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour (KWh) used (which is equivalent to approximately $10 per megawatt hour (MWh) generated in payments to selected nuclear plants (ZEC payment)). These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations during that period, subject to exceptions specified in the ZEC legislation. PSEG Power has and will continue to recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC payment may be adjusted by the BPU (a) at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the state’s air quality and other environmental objectives by preventing the retirement of nuclear plants. For instance, the New Jersey Rate Counsel, in written comments filed with the BPU, has advocated for the BPU to offset market benefits resulting from New Jersey’s rejoining the Regional Greenhouse Gas Initiative from the ZEC payment. PSEG intends to vigorously defend against these arguments. Due to its preliminary nature, PSEG cannot predict the outcome of this matter.
The BPU’s decision awarding ZECs has been appealed by the New Jersey Rate Counsel. PSEG cannot predict the outcome of this matter. The BPU issued an order in May 2020 outlining the process for applying for ZECs for the next three-year eligibility period starting in June 2022 and is expected to issue a decision regarding any ZEC applications and any change in the amount of future ZEC payments by April 2021. PSEG Power is not aware of any changes that would materially affect its ability to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

establish eligibility to be awarded ZECs under the application requirements that resulted in the award of ZECs to Salem 1, Salem 2 and Hope Creek in April 2019. However, PSEG Power cannot predict whether other plants besides Salem 1, Salem 2 and Hope Creek will apply for ZECs in the future. In the event that (i) the ZEC program is overturned or otherwise materially adversely modified through legal process, (ii) the terms and conditions of the subsequent period under the ZEC program, including the amount of ZEC payments that may be awarded, materially differ from those of the current ZEC period, or (iii) any of the Salem 1, Salem 2 and Hope Creek plants is not awarded ZEC payments by the BPU and does not otherwise experience a material financial change, PSEG Power will take all necessary steps to retire all of these plants subsequent to the initial ZEC period at or prior to a scheduled refueling outage. Alternatively, if all of the Salem 1, Salem 2 and Hope Creek plants are selected to continue to receive ZEC payments but the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors, PSEG Power would still take all necessary steps to retire all of these plants. The costs and accounting charges associated with any such retirement, which may include, among other things, accelerated Depreciation and Amortization Expense, impairment charges, potential penalties associated with the early termination of capacity obligations and fuel contracts, accelerated asset retirement costs, severance costs, environmental remediation costs and, in certain circumstances potential additional funding of the Nuclear Decommissioning Trust Fund, would be material to both PSEG and PSEG Power.
Non-Nuclear
On July 31, 2020, PSEG announced that it is exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet, which includes more than 6,750 MW of fossil generation located in New Jersey, Connecticut, New York and Maryland as well as the 467 MW Solar Source portfolio located in various states. PSEG intends to retain ownership of PSEG Power’s existing nuclear fleet. While the company is in the preliminary stage of this evaluation, marketing a potential transaction in one or a series of steps, anticipated to launch in the fourth quarter of this year, is expected to be completed sometime in 2021. There is no assurance that the strategic review will result in a sale or other disposition of all or any portion of these assets on terms that are favorable to us, or at all. Any transaction would be subject to market conditions and customary closing conditions, including the receipt of all required regulatory approvals. A change in the held for use classification of the remaining fossil and solar units may have a material adverse impact on PSEG’s and PSEG Power’s future financial results.
In February 2020, PSEG Fossil LLC (Fossil), a direct wholly owned subsidiary of PSEG Power, entered into a Purchase Agreement with Yards Creek Energy, LLC (Yards Creek Energy), an affiliate of LS Power, relating to the sale by Fossil of its ownership interests in the Yards Creek generation facility and related assets, including the assumption by Yards Creek Energy of related liabilities. The transaction is expected to close during the second half of 2020, subject to customary closing conditions and regulatory approvals. As a result, $29 million and $28 million of Property, Plant and Equipment have been classified as Assets Held for Sale on PSEG’s and PSEG Power’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $125 million and $118 million for the three months and $252 million and $233 million for the six months ended June 30, 2020 and 2019, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

Note 6. Rate Filings
This Note should be read in conjunction with Note 7. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2019.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU are as follows:
COVID-19 Deferral—In July 2020, the BPU authorized regulated utilities in the State of New Jersey to create a COVID-19-related Regulatory Asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 through September 30, 2021, or 60 days after the New Jersey governor determines that the Public Health Emergency is no longer in effect, or in the absence of such a determination, 60 days from the time the Public Health Emergency automatically terminates by law, whichever is later. Deferred costs should be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. Utilities must file quarterly reports of the costs incurred and offsets, with the first quarterly report due on August 1, 2020 for the period ending June 30, 2020.
Each New Jersey utility regulated by the BPU must file a petition by December 31, 2021, or within 60 days of the close of the Regulatory Asset period as described above, whichever is later. Any potential rate recovery, including any prudency determinations and the appropriate period of recovery, will be addressed through that filing, or in the alternative, the utility may request that the BPU defer consideration of rate recovery for a future base rate case.
PSE&G will make its first filing on August 3, 2020 and is evaluating the order and the deferral amounts that would be allowed under the order and expects to record a deferral commencing in the third quarter of 2020.
Transmission Formula Rates—In June 2020, PSE&G filed its 2019 true-up adjustment pertaining to its transmission formula rates in effect for 2019. This filing resulted in an additional annual revenue requirement of $24 million more than the 2019 originally filed revenue.
In April 2020, the Internal Revenue Service (IRS) issued a Private Letter Ruling (PLR) to PSE&G concluding that certain excess deferred taxes previously classified as protected should be classified as unprotected. Unprotected excess deferred income taxes are not subject to the normalization rules allowing them to be refunded to customers sooner as agreed to with FERC and the BPU. In July 2020, FERC approved PSE&G’s request to allow the entire amount of these unprotected excess deferred income taxes be returned to customers in the 2019 true-up filing.
PSE&G had previously recognized the majority of the revenue requirement true-up in its 2019 Consolidated Statement of Operations, except for the revenue reduction resulting from the flowback of the additional unprotected excess deferred income taxes which reduces the revenue requirement by $37 million. The related revenue reduction for the excess deferred income tax adjustment will be recognized in the third quarter of 2020, and included as a 2021 reduction to transmission rates.
Basic Gas Supply Service (BGSS)—In June 2020, PSE&G made its annual BGSS filing with the BPU requesting to maintain the current BGSS rate of 32 cents. If approved, the BGSS rate would remain in place beginning October 1, 2020. This matter is pending.
Gas System Modernization Program II (GSMP II)—In July 2020, the BPU approved PSE&G’s GSMP II cost recovery petition requesting approximately $18 million in gas revenues on an annual basis, which included GSMP II investments in service as of February 29, 2020. The increase was effective July 16, 2020.
In June 2020, PSE&G filed a GSMP II cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of $22 million effective December 1, 2020. This increase represents the return on and of GSMP II investments expected to be in service through August 31, 2020. This request will be updated in September 2020 for actual costs.
Tax Adjustment Credit (TAC)—In July 2020, the BPU gave final approval to PSE&G’s TAC filing that had been approved on a provisional basis in January 2020, with additional credits included in the final ruling. The final approval provides for a reduction to electric and gas revenues of $25 million and $29 million, respectively, on an annual basis effective July 16, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As discussed above, PSE&G received a PLR from the IRS in April 2020 that concluded that certain excess deferred taxes previously classified as protected should be classified as unprotected. Unprotected excess deferred income taxes are not subject to the tax normalization rules allowing them to be refunded to customers sooner as agreed to with the BPU. As part of a procedural discovery to obtain the BPU’s final approval, PSE&G proposed that it change its current provisional TAC rates to increase the credit and start flowing back these unprotected amounts starting in July 2020 through December 31, 2024, which the BPU approved. This resulted in a total additional credit to electric and gas customers of $50 million and $46 million, respectively, of which $10 million and $19 million will be flowed back annually, effective July 16, 2020 for electric and gas, respectively.
Weather Normalization Charge (WNC)—In June 2020, PSE&G filed its 2019-2020 WNC petition seeking to recover an undercollection of $34 million from customers over the 2020-2021 Winter Period. The undercollection is the result of deficient revenues from the warmer-than-normal 2019-2020 Winter Period. This matter is pending.
Green Program Recovery Charge (GPRC)—In June 2020, PSE&G filed its 2020 GPRC cost recovery petition requesting recovery of approximately $67 million and $20 million in electric and gas revenues, respectively, on an annual basis. This matter is pending.
Transition Incentive Program—In 2019, the BPU approved an order establishing a Transition Incentive Program to serve as a bridge between the existing Solar Renewable Energy Certificate (SREC) program and a to-be-established successor program and created a new incentive mechanism known as Transition Renewable Incentive Certificates (TRECs). TRECs will be awarded to qualifying solar projects under the new program. In the TREC Order, the BPU directed the New Jersey EDCs to engage a TREC Administrator to acquire, on behalf of the EDCs. TRECs produced by eligible solar projects, which will be funded through a TREC charge to electric customers collected by the EDCs. The order allows the EDCs to recover their costs associated with the TREC program in an annual filing, subject to approval by the BPU.
In April 2020, PSE&G filed for increased rates of approximately $23 million annually for recovery of its expected share of TREC costs. PSE&G’s filing proposes to recover the revenue requirements associated with the TREC Program as a new component of PSE&G’s existing electric GPRC. This matter is pending.

Note 7. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of June 30, 2020, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 8. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2019 for operating leases in which PSEG and its subsidiaries are lessees.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is the operating lease income for PSEG Power and Energy Holdings for the three and six months ended June 30, 2020 and 2019:

	PSEG Power	Energy Holdings	Total
	Millions
Operating Lease Income
Three Months Ended June 30, 2020
Fixed Lease Income	$—	$3	$3
Variable Lease Income	8	—	8
Total Operating Lease Income	$8	$3	$11
Six Months Ended June 30, 2020
Fixed Lease Income	$—	$8	$8
Variable Lease Income	13	—	13
Total Operating Lease Income	$13	$8	$21

Three Months Ended June 30, 2019
Fixed Lease Income	$—	$6	$6
Variable Lease Income	8	—	8
Total Operating Lease Income	$8	$6	$14
Six Months Ended June 30, 2019
Fixed Lease Income	$—	$11	$11
Variable Lease Income	12	—	12
Total Operating Lease Income	$12	$11	$23

Note 8. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of June 30, 2020, none of the solar loans were impaired; however, in the event of a loan default or if a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. As of June 30, 2020, none of the solar loans were delinquent and no loans are currently expected to become delinquent in light of the payment mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	June 30, 2020	December 31, 2019
	Millions
Commercial/Industrial	$154	$156
Residential	7	8
Total	$161	$164
Current Portion (included in Accounts Receivable)	(29)	(28)
Noncurrent Portion (included in Long-Term Investments)	$132	$136

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of June 30, 2020	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$24	prior to 2013	10 years	15 years
Solar Loan II	77	prior to 2015	10 years	15 years
Solar Loan III	60	largely funded as of December 31, 2019	10 years	10 years
Total	$161

The average life of loans paid in full is seven years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of June 30, 2020 and have an average remaining life of approximately four years.
Energy Holdings
Energy Holdings, through several of its indirect subsidiaries, has investments in domestic energy and real estate assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third-party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Condensed Consolidated Balance Sheets. As an equity investor, Energy Holdings’ equity investments in the leases are comprised of the total expected lease receivables over the lease terms plus the estimated residual values at the end of the lease terms, reduced for any income not yet earned on the leases. This amount is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Condensed Consolidated Balance Sheets.
In the second quarter of 2020, Energy Holdings completed its annual review of estimated residual values embedded in domestic energy leveraged leases and determined no impairments were necessary. During the second quarter of 2019, the outcome of Energy Holdings’ annual review indicated that the updated residual value estimate of the coal-fired Powerton lease was lower than the recorded residual value and the decline was deemed to be other than temporary as a result of expected future adverse market conditions. As a result, a pre-tax write-down of $58 million was reflected in Operating Revenues in the quarter ended June 30, 2019, calculated by comparing the gross investment in the leases before and after the revised residual estimates.
On July 22, 2020, wholly owned subsidiaries of PSEG Energy Holdings L.L.C. (the Sellers) entered into a Purchase Agreement with Midwest Generation, LLC (the Buyer) relating to the sale by Sellers of their ownership interests in the Powerton and Joliet generation facilities and related assets, including the assumption by the Buyer of related liabilities. The transaction is targeted to close during the second half of 2020, subject to customary closing conditions and regulatory approvals. PSEG will reclassify approximately $160 million of assets as Assets Held for Sale on its Condensed Consolidated Balance Sheet in the third quarter of 2020. Any gain or loss, net of taxes, resulting from the transaction is anticipated to be immaterial.
Leveraged leases outstanding as of June 30, 2020 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investment as of June 30, 2020 and December 31, 2019.

	As of	As of
	June 30, 2020	December 31, 2019
	Millions
Lease Receivables (net of Non-Recourse Debt)	$470	$498
Estimated Residual Value of Leased Assets	198	202
Total Investment in Rental Receivables	668	700
Unearned and Deferred Income	(192)	(203)
Gross Investments in Leases	476	497
Deferred Tax Liabilities	(323)	(328)
Net Investments in Leases	$153	$169

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of June 30, 2020
As of June 30, 2020
Millions
AA	$9
A-	54
BBB+ to BBB	237
BB	132
NR	38
Total	$470

The “BB” and the “NR” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of June 30, 2020, the gross investment in the leases of such assets, net of non-recourse debt, was $235 million ($(25) million, net of deferred taxes).
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

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease structures. These credit enhancement features vary from lease to lease. The existing leveraged leases are either with counterparties with strong credit ratings, or with counterparties that are supplying parent guarantees or other credit support. PSEG believes no credit losses are necessary for the leveraged leases existing on June 30, 2020. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.
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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of June 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$436	$244	$(11)	$669
International	395	79	(26)	448
Total Equity Securities	831	323	(37)	1,117
Available-for-Sale Debt Securities
Government	513	33	—	546
Corporate	554	35	(2)	587
Total Available-for-Sale Debt Securities	1,067	68	(2)	1,133
Total NDT Fund Investments (A)	$1,898	$391	$(39)	$2,250

(A)	The NDT Fund Investments table excludes foreign currency of $1 million as of June 30, 2020, which is part of the NDT Fund.

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$425	$238	$(4)	$659
International	400	103	(11)	492
Total Equity Securities	825	341	(15)	1,151
Available-for-Sale Debt Securities
Government	563	16	(2)	577
Corporate	470	17	(1)	486
Total Available-for-Sale Debt Securities	1,033	33	(3)	1,063
Total NDT Fund Investments (A)	$1,858	$374	$(18)	$2,214

(A)	The NDT Fund Investments table excludes foreign currency of $2 million as of December 31, 2019, which is part of the NDT Fund.
Net unrealized gains (losses) on debt securities of $38 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and PSEG Power’s Condensed Consolidated Balance Sheets as of June 30, 2020. An impairment of debt securities of $(3) million was included in Net Gains (Losses) on Trust Investments on PSEG Power’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2020. The portion of net unrealized gains (losses) recognized during the second quarter and first half of 2020 related to equity securities still held as of June 30, 2020 was $172 million and $(1) million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	June 30, 2020	December 31, 2019
	Millions
Accounts Receivable	$13	$11
Accounts Payable	$17	$11

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2020				As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$53	$(7)	$5	$(4)	$21	$(1)	$6	$(3)
International	77	(15)	23	(11)	28	(2)	34	(9)
Total Equity Securities	130	(22)	28	(15)	49	(3)	40	(12)
Available-for-Sale Debt Securities
Government (B)	19	—	1	—	99	(2)	30	—
Corporate (C)	46	(2)	9	—	49	—	12	(1)
Total Available-for-Sale Debt Securities	65	(2)	10	—	148	(2)	42	(1)
NDT Trust Investments	$195	$(24)	$38	$(15)	$197	$(5)	$82	$(13)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	Millions
Proceeds from NDT Fund Sales (A)	$493	$427	$1,048	$880
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$32	$18	$70	$63
Gross Realized Losses	(20)	(13)	(54)	(32)
Net Realized Gains (Losses) on NDT Fund (B)	$12	$5	$16	$31
Unrealized Gains (Losses) on Equity Securities	182	33	(39)	132
Impairment of Available-for-Sale Debt Securities (C)	—	—	(3)	—
Net Gains (Losses) on NDT Fund Investments	$194	$38	$(26)	$163

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

(C)	PSEG Power recognized an impairment of available-for-sale debt securities that it intends to sell. PSEG Power’s policy is to sell all such securities that are rated below investment grade.
The NDT Fund debt securities held as of June 30, 2020 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$23
1 - 5 years	257
6 - 10 years	220
11 - 15 years	75
16 - 20 years	71
Over 20 years	487
Total NDT Available-for-Sale Debt Securities	$1,133

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of June 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$21	$5	$—	$26
Available-for-Sale Debt Securities
Government	87	10	—	97
Corporate	125	11	—	136
Total Available-for-Sale Debt Securities	212	21	—	233
Total Rabbi Trust Investments	$233	$26	$—	$259

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$21	$7	$—	$28
Available-for-Sale Debt Securities
Government	100	4	—	104
Corporate	107	7	—	114
Total Available-for-Sale Debt Securities	207	11	—	218
Total Rabbi Trust Investments	$228	$18	$—	$246

Net unrealized gains (losses) on debt securities of $15 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2020. The portion of net unrealized gains (losses) recognized during the second quarter and first half of 2020 related to equity securities still held as of June 30, 2020 was $4 million and $(1) million, respectively.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2020	December 31, 2019
Millions
Accounts Receivable	$1	$2
Accounts Payable	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of June 30, 2020				As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$6	$—	$1	$—	$26	$—	$3	$—
Corporate (B)	9	—	1	—	11	—	2	—
Total Available-for-Sale Debt Securities	15	—	2	—	37	—	5	—
Rabbi Trust Investments	$15	$—	$2	$—	$37	$—	$5	$—

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

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	Millions
Proceeds from Rabbi Trust Sales (A)	$61	$42	$115	$86
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$5	$1	$10	$2
Gross Realized Losses	(2)	—	(3)	(1)
Net Realized Gains (Losses) on Rabbi Trust (B)	3	1	7	1
Unrealized Gains (Losses) on Equity Securities	4	—	(1)	3
Net Gains (Losses) on Rabbi Trust Investments	$7	$1	$6	$4

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of June 30, 2020 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$1
1 - 5 years	32
6 - 10 years	32
11 - 15 years	16
16 - 20 years	32
Over 20 years	120
Total Rabbi Trust Available-for-Sale Debt Securities	$233

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
The fair value of the Rabbi Trust related to PSEG, PSE&G and PSEG Power are detailed as follows:

	As of	As of
	June 30, 2020	December 31, 2019
	Millions
PSE&G	$50	$48
PSEG Power	65	62
Other	144	136
Total Rabbi Trust Investments	$259	$246

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$35	$28	$3	$3	$70	$57	$5	$5
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	48	58	8	11	96	116	17	22
Expected Return on Plan Assets	(110)	(96)	(9)	(9)	(221)	(193)	(19)	(18)
Amortization of Net
Prior Service Credit	(3)	(4)	(32)	(32)	(5)	(9)	(64)	(64)
Actuarial Loss	23	27	11	12	46	54	23	25
Non-Service Components of Pension and OPEB (Credits) Costs	(42)	(15)	(22)	(18)	(84)	(32)	(43)	(35)
Total Benefit (Credits) Costs	$(7)	$13	$(19)	$(15)	$(14)	$25	$(38)	$(30)

Pension and OPEB (credits) costs for PSE&G, PSEG Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Millions
PSE&G	$(6)	$6	$(19)	$(16)	$(13)	$13	$(38)	$(32)
PSEG Power	(2)	4	—	1	(3)	7	—	2
Other	1	3	—	—	2	5	—	—
Total Benefit (Credits) Costs	$(7)	$13	$(19)	$(15)	$(14)	$25	$(38)	$(30)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Servco’s pension-related revenues and costs were $7 million for both the three months ended June 30, 2020 and 2019, and $15 million and $14 million for the six months ended June 30, 2020 and 2019, respectively. The OPEB-related revenues earned and costs incurred were $2 million for both the three months ended June 30, 2020 and 2019, and $4 million and $3 million for the six months ended June 30, 2020 and 2019, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of June 30, 2020 and December 31, 2019.

	As of	As of
	June 30, 2020	December 31, 2019
	Millions
Face Value of Outstanding Guarantees	$1,828	$1,854
Exposure under Current Guarantees	$113	$171

Letters of Credit Margin Posted	$95	$121
Letters of Credit Margin Received	$75	$29

Cash Deposited and Received:
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(4)	$(4)
Net Broker Balance Deposited (Received)	$16	$48

Additional Amounts Posted:
Other Letters of Credit	$83	$82

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
Certain Potentially Responsible Parties (PRPs), including PSE&G and PSEG Power, formed a Cooperating Parties Group (CPG) and agreed to conduct a Remedial Investigation and Feasibility Study of the LPRSA. The CPG allocated, on an interim basis, the associated costs among its members. The interim allocation is subject to change. In June 2019, the EPA conditionally approved the CPG’s Remedial Investigation. In May 2020, the CPG submitted a revised draft Feasibility Study (FS) to the EPA which evaluated various adaptive management scenarios for the remediation of only the upper 9 miles of the LPRSA and incorporated the EPA’s comments on an earlier FS draft. The EPA’s selection of its preferred adaptive management scenario will be subject to public review and comment prior to the EPA’s announcement of a final selection, which is expected in late 2020 or early 2021.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2020, PSEG has accrued approximately $65 million for this matter. Of this amount, PSE&G has accrued $52 million as an Environmental Costs Liability and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has accrued $13 million as an Other Noncurrent Liability with the corresponding O&M Expense.
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
Manufactured Gas Plant (MGP) Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $346 million and $389 million on an undiscounted basis through 2023, including its $52 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $346 million as of June 30, 2020. Of this amount, $78 million was recorded in Other Current Liabilities and $268 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $346 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G is conducting sampling in the Passaic River to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2017	2018	2019	2020
36-Month Terms Ending	May 2020	May 2021	May 2022	May 2023	(A)
Load (MW)	2,800	2,900	2,800	2,800
$ per MWh	$90.78	$91.77	$98.04	$102.16

(A)	Prices set in the 2020 BGS auction became effective on June 1, 2020 when the 2017 BGS auction agreements expired.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of June 30, 2020, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2024
Millions
Nuclear Fuel
Uranium	$173
Enrichment	$333
Fabrication	$170
Natural Gas	$1,244

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Ongoing Coronavirus Pandemic
PSE&G, PSEG Power and PSEG LI are providing essential services during this national emergency related to the ongoing coronavirus (COVID-19) pandemic. The ongoing coronavirus pandemic has not had a material impact on our results of operations, financial condition or cash flows for the six months ended June 30, 2020. However, the potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could have risks that drive certain accounting considerations. The ultimate impact of the ongoing coronavirus pandemic is highly uncertain and cannot be predicted at this time.

Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the six months ended June 30, 2020:
PSE&G

•	issued $300 million of 2.45% Secured Medium-Term Notes, Series N, due January 2030,

•	issued $300 million of 3.15% Secured Medium-Term Notes, Series N, due January 2050, and

•	issued $375 million of 2.70% Secured Medium-Term Notes, Series N, due May 2050.
PSEG Power

•	retired $406 million of 5.13% Senior Notes at maturity.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of June 30, 2020, the total available credit capacity was $3.6 billion.
As of June 30, 2020, no single institution represented more than 9% of the total commitments in the credit facilities.
As of June 30, 2020, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total credit facilities and available liquidity as of June 30, 2020 were as follows:

	As of June 30, 2020
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$408	$1,092	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$408	$1,092
PSE&G
5-year Credit Facility (B)	$600	$17	$583	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$17	$583
PSEG Power
3-year Letter of Credit Facilities	$200	$96	$104	Sept 2021	Letters of Credit
5-year Credit Facilities (C)	1,900	40	1,860	Mar 2024	Funding/Letters of Credit
Total PSEG Power	$2,100	$136	$1,964
Total	$4,200	$561	$3,639

(A)	PSEG facilities will be reduced by $9 million in March 2022.

(B)	PSE&G facility will be reduced by $4 million in March 2022.

(C)	PSEG Power facilities will be reduced by $12 million in March 2022.

(D)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of June 30, 2020, PSEG had $365 million outstanding at a weighted average interest rate of 0.4%. PSE&G had no commercial paper outstanding under its Commercial Paper Program as of June 30, 2020.

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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding fair value interest rate swaps as of June 30, 2020 and December 31, 2019.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of June 30, 2020, PSEG had interest rate hedges outstanding totaling $700 million. These hedges convert PSEG’s $700 million variable-rate term loan due November 2020 into a fixed-rate loan.
The fair value of these hedges was $(6) million and $(5) million as of June 30, 2020 and December 31, 2019, respectively. The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $(15) million as of June 30, 2020 and December 31, 2019. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(7) million.
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

	As of June 30, 2020
	PSEG Power (A)			PSEG (A)	Consolidated
	Not Designated			Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$595	$(483)	$112	$—	$112
Noncurrent Assets	202	(172)	30	—	30
Total Mark-to-Market Derivative Assets	$797	$(655)	$142	$—	$142
Derivative Contracts
Current Liabilities	$(501)	$483	$(18)	$(6)	$(24)
Noncurrent Liabilities	(172)	170	(2)	—	(2)
Total Mark-to-Market Derivative (Liabilities)	$(673)	$653	$(20)	$(6)	$(26)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$124	$(2)	$122	$(6)	$116

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2019
	PSEG Power (A)			PSEG (A)	Consolidated
	Not Designated			Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$636	$(523)	$113	$—	$113
Noncurrent Assets	163	(139)	24	—	24
Total Mark-to-Market Derivative Assets	$799	$(662)	$137	$—	$137
Derivative Contracts
Current Liabilities	$(553)	$522	$(31)	$(5)	$(36)
Noncurrent Liabilities	(139)	138	(1)	—	(1)
Total Mark-to-Market Derivative (Liabilities)	$(692)	$660	$(32)	$(5)	$(37)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$107	$(2)	$105	$(5)	$100

(A)
Substantially all of PSEG Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2020 and December 31, 2019.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, PSEG Power had net cash collateral (receipts) payments to counterparties of $12 million and $44 million, respectively. Of these net cash collateral (receipts) payments, $(2) million as of June 30, 2020 and December 31, 2019 were netted against the corresponding net derivative contract positions. The $(2) million as of June 30, 2020 was netted against noncurrent assets. Of the $(2) million as of December 31, 2019, $(1) million was netted against current assets and $(1) million was netted against noncurrent assets.

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $25 million and $35 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, PSEG Power had the contractual right of offset of $6 million and $2 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $19 million and $33 million as of June 30, 2020 and December 31, 2019, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months and six months ended June 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2020	2019		2020	2019
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$(19)	Interest Expense	$(4)	$(1)
Total PSEG	$—	$(19)		$(4)	$(1)

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019		2020	2019
	Millions			Millions
PSEG
Interest Rate Swaps	$(6)	$(24)	Interest Expense	$(6)	$(1)
Total PSEG	$(6)	$(24)		$(6)	$(1)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months and six months ended June 30, 2020, the amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $(3) million and $(4) million after-tax, respectively. The amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income for the three months and six months ended June 30, 2019 was immaterial.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2018	$(2)	$(1)
Loss Recognized in AOCI	(23)	(17)
Less: Loss Reclassified into Income	4	3
Balance as of December 31, 2019	$(21)	$(15)
Loss Recognized in AOCI	(6)	(4)
Less: Loss Reclassified into Income	6	4
Balance as of June 30, 2020	$(21)	$(15)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and six months ended June 30, 2020 and 2019, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2020	2019	2020	2019
		Millions
PSEG and PSEG Power
Energy-Related Contracts	Operating Revenues	$(27)	$322	$204	$461
Energy-Related Contracts	Energy Costs	2	(61)	(66)	(74)
Total PSEG and PSEG Power		$(25)	$261	$138	$387

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of June 30, 2020 and December 31, 2019.

Type	Notional	Total	PSEG	PSEG Power	PSE&G
		Millions
As of June 30, 2020
Natural Gas	Dekatherm (Dth)	371	—	371	—
Electricity	MWh	(58)	—	(58)	—
Financial Transmission Rights (FTRs)	MWh	30	—	30	—
Interest Rate Swaps	U.S. Dollars	700	700	—	—
As of December 31, 2019
Natural Gas	Dth	341	—	341	—
Electricity	MWh	(62)	—	(62)	—
FTRs	MWh	13	—	13	—
Interest Rate Swaps	U.S. Dollars	700	700	—	—

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of June 30, 2020. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of June 30, 2020, 99% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$335	$70	$265	3	$136	(A)
Non-Investment Grade	2	—	2	—	—
Total	$337	$70	$267	3	$136

(A)	Represents net exposure of $50 million with PSE&G and $86 million with two non-affiliated counterparties.
As of June 30, 2020, collateral held from counterparties where PSEG Power had credit exposure included $3 million in cash collateral and $67 million in letters of credit.
As of June 30, 2020, PSEG Power had 136 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2020, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of June 30, 2020, PSE&G had no net credit exposure with suppliers, including PSEG Power.
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
The following tables present information about PSEG’s, PSE&G’s and PSEG Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of June 30, 2020
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$280	$—	$280	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$142	$(655)	$27	$758	$12
NDT Fund (C)
Equity Securities	$1,117	$—	$1,117	$—	$—
Debt Securities—U.S. Treasury	$178	$—	$—	$178	$—
Debt Securities—Govt Other	$368	$—	$—	$368	$—
Debt Securities—Corporate	$587	$—	$—	$587	$—
Rabbi Trust (C)
Equity Securities	$26	$—	$26	$—	$—
Debt Securities—U.S. Treasury	$53	$—	$—	$53	$—
Debt Securities—Govt Other	$44	$—	$—	$44	$—
Debt Securities—Corporate	$136	$—	$—	$136	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(20)	$653	$(59)	$(612)	$(2)
Interest Rate Swaps (D)	$(6)	$—	$—	$(6)	$—
PSE&G
Assets:
Cash Equivalents (A)	$180	$—	$180	$—	$—
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$27	$—	$—	$27	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$142	$(655)	$27	$758	$12
NDT Fund (C)
Equity Securities	$1,117	$—	$1,117	$—	$—
Debt Securities—U.S. Treasury	$178	$—	$—	$178	$—
Debt Securities—Govt Other	$368	$—	$—	$368	$—
Debt Securities—Corporate	$587	$—	$—	$587	$—
Rabbi Trust (C)
Equity Securities	$7	$—	$7	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$11	$—	$—	$11	$—
Debt Securities—Corporate	$34	$—	$—	$34	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(20)	$653	$(59)	$(612)	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2019
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$50	$—	$50	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$137	$(662)	$19	$770	$10
NDT Fund (C)
Equity Securities	$1,151	$—	$1,150	$1	$—
Debt Securities—U.S. Treasury	$225	$—	$—	$225	$—
Debt Securities—Govt Other	$352	$—	$—	$352	$—
Debt Securities—Corporate	$486	$—	$—	$486	$—
Rabbi Trust (C)
Equity Securities	$28	$—	$28	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$47	$—	$—	$47	$—
Debt Securities—Corporate	$114	$—	$—	$114	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(32)	$660	$(43)	$(646)	$(3)
Interest Rate Swaps (D)	$(5)	$—	$—	$(5)	$—
PSE&G
Assets:
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$9	$—	$—	$9	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$137	$(662)	$19	$770	$10
NDT Fund (C)
Equity Securities	$1,151	$—	$1,150	$1	$—
Debt Securities—U.S. Treasury	$225	$—	$—	$225	$—
Debt Securities—Govt Other	$352	$—	$—	$352	$—
Debt Securities—Corporate	$486	$—	$—	$486	$—
Rabbi Trust (C)
Equity Securities	$8	$—	$8	$—	$—
Debt Securities—U.S. Treasury	$14	$—	$—	$14	$—
Debt Securities—Govt Other	$12	$—	$—	$12	$—
Debt Securities—Corporate	$28	$—	$—	$28	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(32)	$660	$(43)	$(646)	$(3)

(A)	Represents money market mutual funds.

(B)	Level 1—These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely on settled pricing inputs which come directly from the exchange.
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

(C)
The fair value measurement table excludes foreign currency in the NDT Fund of $1 million and $2 million as of June 30, 2020 and December 31, 2019, respectively. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details surrounding significant Level 3 valuations as of June 30, 2020 and December 31, 2019.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
	Level 3	Fair Value as of		Valuation	Unobservable		Arithmetic
Commodity	Position	June 30, 2020		Technique(s)	Input	Range	Average
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$12	$—	Discounted Cash flow	Load Shaping Cost	0% to 11%	4%
Gas	Gas Physical Contracts	—	(2)	Discounted Cash flow	Historical Basis Adjustment	-50% to 0%	-27%
Total PSEG Power		$12	$(2)
Total PSEG		$12	$(2)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2019		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$10	$—	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	—	(3)	Discounted Cash flow	Average Historical Basis	-50% to 0%
Total PSEG Power		$10	$(3)
Total PSEG		$10	$(3)

As of June 30, 2020, significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where PSEG Power is a seller, an increase in the load variability would decrease the fair value. For gas-related contracts in cases where PSEG Power is a buyer, an increase in the average historical basis would increase the fair value.
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and six months ended June 30, 2020 and June 30, 2019, respectively, follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2020

	Three Months Ended June 30, 2020
Description	Balance as of March 31, 2020	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2020
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$19	$(4)	$—	$(5)	$—	$10

	Six Months Ended June 30, 2020
Description	Balance as of December 31, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2020
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$9	$—	$(6)	$—	$10

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2019

	Three Months Ended June 30, 2019
Description	Balance as of March 31, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2019
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$(2)	$8	$—	$(2)	$—	$4

	Six Months Ended June 30, 2019
Description	Balance as of December 31, 2018	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2019
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$1	$9	$—	$(6)	$—	$4

(A)	Unrealized gains (losses) in the following table represent the change in derivative assets and liabilities still held as of June 30, 2020 and 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)
	Millions
PSEG and PSEG Power
Operating Revenues	$(4)	$(9)	$11	$9	$14	$2	$17	$9
Energy Costs	—	—	(3)	(3)	(5)	1	(8)	(6)
Total	$(4)	$(9)	$8	$6	$9	$3	$9	$3

(B)
Includes settlements of $(5) million and $(6) million for the three months and six months ended June 30, 2020, respectively, and $(2) million and $(6) million for the three months and six months ended June 30, 2019, respectively.

(C)	There were no transfers into or out of Level 3 during the three months and six months ended June 30, 2020 and 2019.
As of June 30, 2020, PSEG carried $2.9 billion of net assets that are measured at fair value on a recurring basis, of which $10 million of net assets was measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of June 30, 2019, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $4 million of net assets was measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of June 30, 2020 and December 31, 2019.

	As of		As of
	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$2,442	$2,537	$2,441	$2,479
PSE&G (B)	10,795	13,152	9,827	11,107
PSEG Power (B)	2,436	2,840	2,840	3,137
Total Long-Term Debt	$15,673	$18,529	$15,108	$16,723

(A)
Includes floating-rate term loan of $700 million at PSEG as of June 30, 2020 and December 31, 2019. The fair value of the term loan debt (Level 2 measurement) approximates the carrying value because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Other Income (Deductions)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2020
NDT Fund Interest and Dividends	$—	$14	$—	$14
Allowance for Funds Used During Construction	20	—	—	20
Solar Loan Interest	4	—	—	4
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(1)	—	(1)
Other	2	(1)	—	1
Total Other Income (Deductions)	$26	$12	$—	$38
Six Months Ended June 30, 2020
NDT Fund Interest and Dividends	$—	$27	$—	$27
Allowance for Funds Used During Construction	41	—	—	41
Solar Loan Interest	8	—	—	8
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(36)	—	(36)
Other	4	(2)	—	2
Total Other Income (Deductions)	$53	$(11)	$—	$42
Three Months Ended June 30, 2019
NDT Fund Interest and Dividends	$—	$16	$—	$16
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	4	—	—	4
Other	1	(1)	(1)	(1)
Total Other Income (Deductions)	$19	$15	$(1)	$33
Six Months Ended June 30, 2019
NDT Fund Interest and Dividends	$—	$30	$—	$30
Allowance for Funds Used During Construction	27	—	—	27
Solar Loan Interest	8	—	—	8
Other	3	(2)	—	1
Total Other Income (Deductions)	$38	$28	$—	$66

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Income Taxes
PSEG’s, PSE&G’s and PSEG Power’s effective tax rates for the three months and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
PSEG	19.5%	(15.0)%	14.5%	13.1%
PSE&G	14.2%	5.8%	17.7%	5.8%
PSEG Power	27.4%	21.6%	(3.4)%	30.6%

For the three months and six months ended June 30, 2020, the differences in PSEG’s effective tax rates as compared to the same periods in the prior year were due primarily to the reduction in the 2020 flowback of PSE&G’s excess deferred income tax liabilities as PSE&G refunded all FERC-approved transmission-related excess deferred income taxes that are not subject to the normalization rules in 2019. For the three months and six months ended June 30, 2020, the differences in PSEG’s effective tax rates as compared to the statutory tax rate of 28.11% were due primarily to the flowback of PSE&G’s excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes, the benefit of purchasing 2019 net operating losses (NOLs) under the New Jersey Technology Tax Benefit Transfer Program in 2020, and the tax benefit from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits.
For the three months and six months ended June 30, 2020, the differences in PSE&G’s effective tax rates as compared to the same periods in the prior year were due primarily to the reduction in the 2020 flowback of PSE&G’s excess deferred income tax liabilities, as PSE&G refunded all FERC-approved transmission-related excess deferred income taxes that are not subject to the normalization rules in 2019. For the three months and six months ended June 30, 2020, the differences in PSE&G’s effective tax rates as compared to the statutory tax rate of 28.11% were due primarily to the flowback of PSE&G’s excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes.
For the three months ended June 30, 2020, the difference in PSEG Power’s effective tax rate as compared to the same period in the prior year was due primarily to higher pre-tax income from the NDT qualified fund, which is subject to an additional trust tax, partially offset by the tax benefit from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits. For the six months ended June 30, 2020 the differences in PSEG Power’s effective tax rates as compared to the same period in the prior year and the statutory tax rate of 28.11% were due primarily to the benefit of purchasing 2019 NOLs under the New Jersey Technology Tax Benefit Transfer Program in 2020, the tax benefit from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits and the tax benefit of a pre-tax loss on the NDT qualified fund.
Tax Cuts and Jobs Act of 2017 (Tax Act)
Effective January 1, 2018, the Tax Act established tax laws including, but not limited to, a limitation on deductible interest and limitations on the utilization of NOLS, such as eliminating carrybacks.
In November 2018, the IRS issued proposed regulations addressing the interest disallowance rules contained in the Tax Act. For non-regulated businesses, these rules set a cap on the amount of interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. For 2018 and 2019, the tax deductibility of a portion of PSEG’s and PSEG Power’s interest expense was disallowed and was recorded as a deferred tax asset. Amounts recorded under the Tax Act and relevant statutes, including but not limited to depreciation and interest disallowance, are subject to change based on several factors, including but not limited to, the IRS and state taxing authorities issuing additional guidance and/or further clarification.
In July 2020, the IRS issued final and proposed regulations addressing the limitation on deductible interest expense contained in the Tax Act. PSEG is in the process of analyzing these regulations, which may impact PSEG’s, PSE&G’s and PSEG Power’s financial condition and cash flows.
Coronavirus Aid, Relief, and Economic Security Act (CARES Act)
In March 2020, the CARES Act was signed into federal law. As applicable to PSEG and PSEG Power, the CARES Act favorably increases the limitation on the amount of interest that can be deducted in 2020. The increased limitation will allow a portion of the previously disallowed amounts to reduce PSEG’s and PSEG Power’s 2020 taxable income. The CARES Act also reversed certain NOL provisions from the Tax Act such as allowing five-year carrybacks of 2018, 2019 and 2020 NOLs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

IRS PLR
In April 2020, the IRS issued a PLR to PSE&G concluding that certain excess deferred taxes previously classified as protected should be classified as unprotected. Unprotected excess deferred income taxes are not subject to the normalization rules allowing them to be refunded to customers sooner as agreed to with FERC and the BPU. In July 2020, FERC and the BPU approved PSE&G’s requests to refund these unprotected excess deferred income taxes to customers. FERC approved the refund of these unprotected excess deferred income taxes within the 2019 true-up filing. The BPU approved the refund of these unprotected excess deferred income taxes within the next five years beginning in July 2020. See Note 6. Rate Filings for additional information.
Unrecognized Tax Benefits
In April 2020, the Joint Committee on Taxation approved PSEG’s nuclear carryback claim and federal tax returns for the years 2011 and 2012. In June 2020, the federal income tax audits for years 2011 through 2016 and the nuclear carryback claim were concluded. As a result, in the second quarter of 2020, PSEG, PSE&G, and PSEG Power decreased their total unrecognized tax benefits by $149 million, $83 million, and $63 million, respectively. As these unrecognized tax benefits primarily relate to temporary differences for which there are associated accumulated deferred income taxes, PSEG, PSE&G, and PSEG Power recorded $37 million, $9 million, and $25 million, respectively, of income statement benefits. The final cash settlement is expected to be completed within the next twelve months.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Three Months Ended June 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2020	$(18)	$(496)	$33	$(481)
Other Comprehensive Income before Reclassifications	—	—	30	30
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3	3	(10)	(4)
Net Current Period Other Comprehensive Income (Loss)	3	3	20	26
Balance as of June 30, 2020	$(15)	$(493)	$53	$(455)

PSEG	Three Months Ended June 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2019	$(5)	$(441)	$5	$(441)
Other Comprehensive Income (Loss) before Reclassifications	(13)	—	21	8
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	4	(3)	1
Net Current Period Other Comprehensive Income (Loss)	(13)	4	18	9
Balance as of June 30, 2019	$(18)	$(437)	$23	$(432)

PSEG	Six Months Ended June 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$(15)	$(499)	$25	$(489)
Other Comprehensive Income (Loss) before Reclassifications	(4)	—	44	40
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	4	6	(16)	(6)
Net Current Period Other Comprehensive Income (Loss)	—	6	28	34
Balance as of June 30, 2020	$(15)	$(493)	$53	$(455)

PSEG	Six Months Ended June 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$(1)	$(360)	$(16)	$(377)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting in the Change in the Federal Corporate Income Tax to Retained Earnings	—	(81)	—	(81)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) before Reclassifications	(17)	(3)	41	21
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	(2)	5
Net Current Period Other Comprehensive Income (Loss)	(17)	4	39	26
Net Change in Accumulated Other Comprehensive Income (Loss)	(17)	(77)	39	(55)
Balance as of June 30, 2019	$(18)	$(437)	$23	$(432)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power	Three Months Ended June 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2020	$—	$(418)	$26	$(392)
Other Comprehensive Income before Reclassifications	—	—	24	24
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	(9)	(6)
Net Current Period Other Comprehensive Income (Loss)	—	3	15	18
Balance as of June 30, 2020	$—	$(415)	$41	$(374)

PSEG Power	Three Months Ended June 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2019	$—	$(375)	$3	$(372)
Other Comprehensive Income before Reclassifications	—	—	17	17
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	(2)	1
Net Current Period Other Comprehensive Income (Loss)	—	3	15	18
Balance as of June 30, 2019	$—	$(372)	$18	$(354)

PSEG Power	Six Months Ended June 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$—	$(420)	$19	$(401)
Other Comprehensive Income before Reclassifications	—	—	35	35
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(13)	(8)
Net Current Period Other Comprehensive Income (Loss)	—	5	22	27
Balance as of June 30, 2020	$—	$(415)	$41	$(374)

PSEG Power	Six Months Ended June 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$—	$(306)	$(13)	$(319)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting in the Change in the Federal Corporate Income Tax to Retained Earnings	—	(69)	—	(69)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) before Reclassifications	—	(3)	32	29
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	6	(1)	5
Net Current Period Other Comprehensive Income (Loss)	—	3	31	34
Net Change in Accumulated Other Comprehensive Income (Loss)	—	(66)	31	(35)
Balance as of June 30, 2019	$—	$(372)	$18	$(354)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2020			June 30, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(4)	$1	$(3)	$(6)	$2	$(4)
Total Cash Flow Hedges		(4)	1	(3)	(6)	2	(4)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	6	(1)	5	12	(3)	9
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	2	(8)	(20)	5	(15)
Total Pension and OPEB Plans		(4)	1	(3)	(8)	2	(6)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	17	(7)	10	26	(10)	16
Total Available-for-Sale Debt Securities		17	(7)	10	26	(10)	16
Total		$9	$(5)	$4	$12	$(6)	$6

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2019			June 30, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$1	$—	$(1)	$1	$—
Total Cash Flow Hedges		(1)	1	—	(1)	1	—
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	6	(2)	4	13	(4)	9
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	3	(8)	(23)	7	(16)
Total Pension and OPEB Plans		(5)	1	(4)	(10)	3	(7)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	4	(1)	3	3	(1)	2
Total Available-for-Sale Debt Securities		4	(1)	3	3	(1)	2
Total		$(2)	$1	$(1)	$(8)	$3	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2020			June 30, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$6	$(2)	$4	$11	$(3)	$8
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(9)	2	(7)	(17)	4	(13)
Total Pension and OPEB Plans		(3)	—	(3)	(6)	1	(5)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	14	(5)	9	21	(8)	13
Total Available-for-Sale Debt Securities		14	(5)	9	21	(8)	13
Total		$11	$(5)	$6	$15	$(7)	$8

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2019			June 30, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$5	$(1)	$4	$11	$(3)	$8
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(9)	2	(7)	(19)	5	(14)
Total Pension and OPEB Plans		(4)	1	(3)	(8)	2	(6)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	3	(1)	2	2	(1)	1
Total Available-for-Sale Debt Securities		3	(1)	2	2	(1)	1
Total		$(1)	$—	$(1)	$(6)	$1	$(5)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$451	$451	$153	$153	$899	$899	$853	$853
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	504	504	504	504	504	504
Effect of Stock Based Compensation Awards	—	3	—	3	—	3	—	3
Total Shares	504	507	504	507	504	507	504	507

EPS
Net Income	$0.89	$0.89	$0.30	$0.30	$1.78	$1.77	$1.69	$1.68

Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2020	2019	2020	2019
Per Share	$0.49	$0.47	$0.98	$0.94
In Millions	$247	$237	$495	$475

On July 21, 2020, the PSEG Board approved a $0.49 per share common stock dividend for the third quarter of 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended June 30, 2020
Total Operating Revenues	$1,456	$683	$148	$(237)	$2,050
Net Income (Loss)	283	170	(2)	—	451
Gross Additions to Long-Lived Assets	570	121	3	—	694
Six Months Ended June 30, 2020
Operating Revenues	$3,339	$1,903	$304	$(715)	$4,831
Net Income (Loss)	723	183	(7)	—	899
Gross Additions to Long-Lived Assets	1,190	218	6	—	1,414
Three Months Ended June 30, 2019
Total Operating Revenues	$1,382	$1,083	$87	$(236)	$2,316
Net Income (Loss)	227	(40)	(34)	—	153
Gross Additions to Long-Lived Assets	633	172	4	—	809
Six Months Ended June 30, 2019
Operating Revenues	$3,414	$2,499	$228	$(845)	$5,296
Net Income (Loss)	630	256	(33)	—	853
Gross Additions to Long-Lived Assets	1,258	339	7	—	1,604
As of June 30, 2020
Total Assets	$34,445	$12,508	$2,618	$(791)	$48,780
Investments in Equity Method Subsidiaries	$—	$67	$1	$—	$68
As of December 31, 2019
Total Assets	$33,266	$12,805	$2,715	$(1,056)	$47,730
Investments in Equity Method Subsidiaries	$—	$66	$1	$—	$67

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2020	2019	2020	2019
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$227	$246	$717	$879
Administrative Billings from Services (B)	78	80	156	155
Total Billings from Affiliates	$305	$326	$873	$1,034

	As of	As of
Related-Party Transactions	June 30, 2020	December 31, 2019
	Millions
Receivable from PSEG (C)	$—	$1
Payable to PSEG Power (A)	$215	$307
Payable to Services (B)	71	83
Payable to PSEG (C)	87	—
Accounts Payable—Affiliated Companies	$373	$390
Noncurrent Payable to PSEG Power (A)	$11	$—
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$19	$115

PSEG Power
The financial statements for PSEG Power include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2020	2019	2020	2019
	Millions
Billings to Affiliates:
Net Billings to PSE&G (A)	$227	$246	$717	$879
Billings from Affiliates:
Administrative Billings from Services (B)	$42	$46	$87	$91

	As of	As of
Related-Party Transactions	June 30, 2020	December 31, 2019
	Millions
Receivable from PSE&G (A)	$215	$307
Receivable from PSEG (C)	66	101
Accounts Receivable—Affiliated Companies	$281	$408
Payable to Services (B)	$20	$5
Accounts Payable—Affiliated Companies	$20	$5
Short-Term Loan to (from) Affiliate (E)	$104	$149
Noncurrent Receivable from PSE&G (A)	$11	$—
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$53	$115

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
PSE&G, PSEG Power and PSEG LI continue to provide essential services during the ongoing coronavirus (COVID-19) pandemic. We have implemented a comprehensive set of enhanced safety actions to help protect our employees, customers and communities, and we will continue to closely monitor developments and adjust as needed to ensure that we continue to provide reliable service while protecting the safety and health of our workforce and the communities we serve. We continue to be guided by the recommendations of health authorities at the federal, state and local levels. Employees who can perform their job duties remotely are doing so. Those employees who must report to a work site are wearing personal protective equipment (PPE) and practicing physical distancing measures. Extensive cleaning protocols are also in place. Earlier this year, we suspended non-essential work activities, while continuing to respond to customer outages and requests for emergency service as well as infrastructure maintenance and upgrades. As New Jersey has relaxed its coronavirus response protocols over the past few months, we have initiated a phased re-starting of certain of these activities (i.e., inside premises appliance repair and monthly meter reading activities), while maintaining protocols for physical distancing and PPE. Similarly, we have also begun to formulate policies and protocols for the responsible reopening of our offices and work sites. Our “responsible reentry” policies and protocols will continue to focus on the health and safety of our employees, customers and the communities we serve while also taking a cautious and measured approach toward reopening. We are continuing to assess the appropriate timeline for this process. In connection with their reopening plans, New Jersey, New York and Connecticut have issued advisories for anyone returning from states that have a significant degree of community-wide spread of COVID-19, referred to as “designated states.” These advisories include exceptions for essential employees and we are assessing what impact this may have on members of our workforce who may live in a designated state. We are also using enhanced physical distancing and safety protocols where there are impacts on members of our workforce who may live in or travel from a designated state.
The ongoing coronavirus pandemic has not had a material impact on our results of operations, financial condition or cash flows for the six months ended June 30, 2020. However, the potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, will depend on a number of factors outside of our control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. While we currently cannot estimate the potential impact to our results of operations, financial condition and cash flows, this MD&A includes a discussion of potential effects of a prolonged outbreak.
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
In October 2018, we filed our proposed CEF program with the BPU, a six-year estimated $3.5 billion investment covering four programs; (i) an Energy Efficiency (EE) program totaling $2.5 billion of investment designed to achieve energy efficiency targets required under New Jersey’s Clean Energy law; (ii) an Electric Vehicle (EV) infrastructure program; (iii) an Energy Storage (ES) program, which was submitted to the BPU together with the EV infrastructure program in a single filing; and (iv) an Energy Cloud (EC) program which will include installing approximately two million electric smart meters and associated infrastructure. In January 2020, New Jersey released its Energy Master Plan (EMP) which, among other things, recognizes the importance of the State’s EE targets and supported EVs, ES, and advanced metering infrastructure (AMI). In February 2020, PSE&G reached an agreement with parties in the CEF-EE matter which was approved by the BPU to (a) extend several existing EE programs for six months, with an additional $111 million investment over the course of the programs, and (b) extend the timeline for review of the CEF-EE filing through September 2020. In June 2020, the BPU completed its stakeholder proceedings into certain aspects of EE and issued a final order outlining its policies, including which EE programs the State will manage and which will be managed by the State’s utilities, as well as the utility cost recovery features, such as return on equity, amortization period, lost revenue recovery and potential incentives and penalties. The BPU’s order is being employed in the resolution of PSE&G’s pending CEF-EE filing.
The BPU has also issued procedural schedules for the CEF-EC and CEF-EV/ES investment programs, both providing for evidentiary hearings in the fourth quarter of 2020. In April 2020, PSE&G filed with the BPU an update of its CEF-EC petition to revise certain assumptions, including an updated deployment schedule based on the procedural schedule.
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
As noted above, PSE&G has been deemed by New Jersey to provide essential services during the ongoing coronavirus pandemic. Our capital programs, including GSMP II, ES II and our transmission infrastructure investments, have not been materially impacted to date. However, a prolonged outbreak and the associated economic impacts, which could extend beyond the duration of the pandemic, could impact our ability to obtain necessary permits and approvals and could lead to shortages of necessary materials, supplies and labor. In addition, a determination by any state or federal regulatory authority that one or all of our projects is non-essential could require us to temporarily halt work. Any delay in our planned capital program could impact our operational performance and could materially impact our results of operations and financial condition through decreased cost recovery.
Further, the ongoing coronavirus pandemic has led many state and federal agencies to implement remote working protocols and divert resources to address the pandemic which, if prolonged, could impact regulatory agencies’ ability to review proposed programs and delay the timing of approvals for matters subject to regulatory approval, including our CEF program that is currently before the BPU and the approval of various clause recovery mechanisms.
PSE&G has experienced a reduction in demand from its commercial and industrial (C&I) customers, partially offset by increases in residential demand, and adverse changes to residential and C&I payment patterns, and expects these changes to continue during a prolonged coronavirus pandemic. In addition, PSE&G has informed both its residential customers and state regulators that all non-safety related service disconnections for non-payment have been temporarily suspended. As a result, PSE&G has seen a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect could extend beyond the duration of the coronavirus pandemic. PSE&G’s electric distribution bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. Gas distribution bad debt expense in excess of what is included in base rates could adversely impact PSE&G’s utility results from operations. Further, the implementation of actions to protect customers and employees, including physical distancing, mandatory PPE, and realignment of work crews, may have an adverse impact on operations and maintenance (O&M) costs. In addition, PSE&G has experienced a significant increase in the number of estimated C&I and residential customer bills, resulting from measures imposed by New Jersey to limit the spread of COVID-19, which prevented PSE&G from physically entering customer properties to read meters. As part of the New Jersey’s phased reopening plan, this limitation was lifted in July 2020. PSE&G expects to read the majority of customer meters in the third quarter of 2020 and make any appropriate adjustments to the amounts of customer bills relative to prior estimates, which adjustments are not expected to be material.
In July 2020, the BPU authorized regulated utilities in New Jersey, including PSE&G, to create a COVID-19-related Regulatory Asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 through September 30, 2021, or 60 days after the New Jersey governor determines that the Public Health Emergency is no longer in effect, or in the absence of such a determination, 60 days from the time the Public Health Emergency automatically terminates by law, whichever is later. Deferred costs are to be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. PSE&G is evaluating the order and the deferral amounts that would be allowed under the order and expects to record a deferral commencing in the third quarter of 2020.
While the impact on our results of operations, financial condition and cash flows for the six months ended June 30, 2020 has not been material, a prolonged coronavirus pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could materially impact cash from operations, Accounts Receivable and bad debt expense.
PSEG Power
At PSEG Power, we strive to improve performance and manage costs in order to optimize cash flow generation from our fleet in light of low wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. PSEG Power continues to move its fleet toward improved efficiency and believes that its recently completed investment program enhances its competitive position with the addition of efficient, clean, reliable combined cycle gas turbine capacity. In the first six months of 2020, our natural gas and nuclear units generated 10.1 and 15.8 terawatt hours and operated at a capacity factor of 44.3% and 93.4%, respectively. Our commitments for load, such as basic generation service (BGS) in New Jersey and other bilateral supply contracts, are backed by this generation or may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving our obligations. PSEG Power’s hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business. More than 70% of PSEG Power’s expected gross margin in 2020 relates to hedging of our energy margin, our expected revenues from the capacity market mechanisms, Zero Emission Certificate (ZEC) revenues that commenced in April 2019 and certain ancillary service payments such as reactive power.
As discussed further below under “Wholesale Power Market Design,” FERC issued an order establishing new rules for PJM’s capacity market, extending the PJM Minimum Offer Price Rule (MOPR) to include both new and existing resources that receive or are entitled to receive certain out-of-market payments, with certain exemptions. PSEG Power’s New Jersey nuclear plants that receive ZEC payments will be subject to the new MOPR. In addition, as a result of FERC’s finding that default procurement auctions such as BGS could be considered subsidies, it is possible that other PSEG units could be subject to the MOPR. The MOPR’s floor prices are not expected to prevent either our nuclear or gas-fired units from clearing in the next Reliability Pricing Model (RPM) auction. We cannot predict whether additional changes will be made to the MOPR, or whether changes will occur in the PJM market that would impact our ability to clear any of these units in future RPM auctions.
In the first half of 2020, as a result of the ongoing coronavirus pandemic, PSEG Power experienced a decrease in aggregate wholesale electric demand. An extended outbreak could have a material adverse impact on future results of operations and cash flows.

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
Strategic Alternatives for PSEG Power’s Non-Nuclear Fleet
On July 31, 2020, PSEG announced that it is exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet, which includes more than 6,750 megawatts (MW) of fossil generation located in New Jersey, Connecticut, New York and Maryland as well as the 467 MW Solar Source portfolio located in various states. An exit from the fossil generation business would accelerate PSEG’s transition to a primarily regulated and contracted business, with a zero-carbon generation platform. It is expected to reduce overall business risk and earnings volatility, improve PSEG’s credit profile and is consistent with PSEG’s climate strategy and sustainability efforts, which is to focus on clean energy investments, methane reduction, and zero carbon generation. PSEG intends to retain ownership of PSEG Power’s existing nuclear fleet. While the company is in the preliminary stage of this evaluation, the marketing of a potential transaction in one or a series of steps, anticipated to launch in the fourth quarter of this year, is expected to be completed sometime in 2021. There is no assurance that the strategic review will result in a sale or other disposition of all or any portion of these assets on terms that are favorable to us, or at all. Any transaction would be subject to market conditions and customary closing conditions, including the receipt of all required regulatory approvals.
Climate Strategy and Sustainability Efforts
For more than a century, our mission has been to provide safe access to an around-the-clock supply of reliable, affordable power. Building on this mission, we believe in a future where customers universally use less energy, the energy they use is cleaner, and its delivery is more reliable and more resilient. In July 2019, we announced that we expect to cut carbon emissions at PSEG Power’s generation fleet by 80% by 2046, from 2005 levels. We have also announced our vision of attaining net-zero carbon dioxide (CO2) emissions by 2050, assuming advances in technology, public policy and customer behavior.
PSE&G has also undertaken a number of initiatives that support the reduction of greenhouse gas (GHG) emissions and the implementation of energy efficiency initiatives. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas infrastructure, and the second phase of this program is expected to replace an additional 875 miles of gas pipes through 2023. The GSMP is designed to significantly reduce gas leaks in our distribution system, which would reduce the release of methane, a GHG, into the air. In addition, PSE&G’s CEF proposals, which are under review by the BPU, are intended to support New Jersey’s EMP through programs designed to help customers increase their energy efficiency, support the expansion of the electric vehicle infrastructure in the State, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. In the first six months of 2020, our

•
utility continued its efforts to control costs while maintaining strong operational performance and has implemented protocols to ensure that we are providing essential services to our customers during the ongoing coronavirus pandemic in a safe and reliable manner, and

•	efficient combined cycle gas units improved our capacity factor across the natural gas fleet and were readily available to operate when needed, all while diligently managing costs.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first six months of 2020 as we

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
Financial Results
The results for PSEG, PSE&G and PSEG Power for the three months and six months ended June 30, 2020 and 2019 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Earnings (Losses)	2020	2019	2020	2019
	Millions
PSE&G	$283	$227	$723	$630
PSEG Power (A)	170	(40)	183	256
Other (B)	(2)	(34)	(7)	(33)
PSEG Net Income	$451	$153	$899	$853

PSEG Net Income Per Share (Diluted)	$0.89	$0.30	$1.77	$1.68

(A)
Includes an after-tax impairment charge of $284 million in the three months and six months ended June 30, 2019 related to the sale of PSEG Power’s interests in the Keystone and Conemaugh fossil generation plants. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions for additional information.

(B)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded an after-tax charge of $32 million in the second quarter of 2019 related to its investment in leveraged leases. See Item 1. Note 8. Financing Receivables for additional information.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$118	$25	$(17)	$101
Non-Trading MTM Gains (Losses) (C)	$(77)	$152	$—	$228

(A)
NDT Fund Income (Expense) includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 1. Note 9. Trust Investments for additional information. NDT Fund Income (Expense) also includes interest and dividend income and other costs related to the NDT Fund recorded in Other Income (Deductions), interest accretion expense on PSEG Power’s nuclear Asset Retirement Obligation (ARO) recorded in O&M Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.

(B)	Net of tax (expense) benefit of $(74) million and $(16) million for the three months and $10 million and $(67) million for the six months ended June 30, 2020 and 2019, respectively.

(C)	Net of tax (expense) benefit of $30 million and $(58) million for the three months and $0 million and $(88) million for the six months ended June 30, 2020 and 2019, respectively.
Our $298 million increase in Net Income for the three months ended June 30, 2020 was driven primarily by

•	an asset impairment in 2019 related to the sale of PSEG Power’s interests in the Keystone and Conemaugh fossil generation plants (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions),

•	higher net unrealized gains in 2020 on equity securities in the NDT Fund at PSEG Power,

•	higher earnings due to investments in T&D programs at PSE&G, and

•	an impairment charge in 2019 related to a leveraged lease investment at Energy Holdings (see Item 1. Note 8. Financing Receivables),
Our $46 million increase in Net Income for the six months ended June 30, 2020 was driven primarily by

•	the above mentioned asset impairment in 2019 related to the sale of PSEG Power’s interests in the Keystone and Conemaugh fossil generation plants,

•	higher earnings due to investments in T&D programs at PSE&G, and

•	higher pension and OPEB credits,

•	partially offset by MTM gains in 2019 at PSEG Power, and

•	net unrealized losses in 2020 as compared to net unrealized gains on equity securities in the NDT Fund at PSEG Power.
The greater emphasis on capital spending in recent years for projects at PSE&G relative to PSEG Power, particularly those on which we receive contemporaneous returns at PSE&G has yielded strong results, which when combined with the cash flow generated by PSEG Power, has allowed us to meet customer needs and address market conditions and investor expectations, reflecting our long-term approach to managing our company. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives.
Disciplined Investment
We utilize rigorous criteria and consider a number of external factors, including the economic impact of the ongoing coronavirus pandemic, when determining how and when to efficiently deploy capital. We principally explore opportunities for investment in areas that complement our existing business and provide reasonable risk-adjusted returns. In the first six months of 2020, we

•	made additional investments in T&D infrastructure projects on time and on budget,

•	continued to execute our Energy Efficiency and other existing BPU-approved utility programs, and

•	continued to evaluate a potential investment in offshore wind.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect us, see Part I, Item 1. Business—Regulatory Issues in our Form 10-K and Item 5. Other Information in our Quarterly Report on Form 10-Q for the period ending March 31, 2020 (first quarter 2020 10-Q) and this Quarterly Report on Form 10-Q.
Transmission Rate Proceedings and Return on Equity (ROE)
In March 2020, FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to revise its electric transmission incentive policy to encourage the development of infrastructure needed to ensure grid reliability and reduce congestion to lower the cost of power for consumers. The NOPR proposes to shift the focus in granting incentives from an approach based on the risks and challenges faced by a project to an approach based on economic and reliability benefits to consumers. The NOPR proposes to retain several existing incentives, increase the 50 basis point adder for Regional Transmission Organization (RTO) participation to 100 basis points and provide incentives for transmission technologies that enhance reliability, efficiency and capacity.
In May 2020, FERC issued an order revising an earlier order that established a new ROE policy for reviewing existing transmission ROEs. The revised methodology uses the Discounted Cash Flow (DCF) model, the Capital Asset Pricing model (CAPM) and the risk premium model to determine if an existing base ROE is unjust and unreasonable and, if so, what replacement ROE is appropriate. FERC’s order indicated that it would not be bound by this revised methodology when considering the just and reasonableness of a utility’s ROE in future proceedings. We continue to analyze the potential impact of these methodologies.
ROE complaints have been pending before FERC regarding MISO transmission owners, the ISO New England Inc. transmission owners and utilities in other jurisdictions. In addition, over the past few years, several companies have negotiated settlements that have resulted in reduced ROEs.
We are engaged in settlement discussions with the BPU Staff and the New Jersey Division of Rate Counsel (New Jersey Rate Counsel) about the level of PSE&G’s base transmission ROE; however, we cannot predict the outcome of these settlement discussions. An adverse change to PSE&G’s base transmission ROE or ROE incentives could be material. We estimate that for each 25 basis point reduction in PSE&G’s base transmission ROE, and all other factors unchanged, PSE&G’s annual Net Income and annual cash inflows would decrease by approximately $15 million.
Wholesale Power Market Design
In December 2019, FERC issued an order establishing new rules for PJM’s capacity market, extending the PJM MOPR to include both new and existing resources that receive or are entitled to receive certain out-of-market payments, with certain exemptions.
PSEG Power’s New Jersey nuclear plants that receive ZEC payments will be subject to the new MOPR. In addition, as a result of FERC’s finding that default procurement auctions such as BGS could be considered subsidies, it is possible that other PSEG units could be subject to the MOPR. Resources that are subject to the MOPR continue to have the ability to justify a bid below the MOPR floor price under the unit-specific exemption. The MOPR floor prices are not expected to prevent either our nuclear units or gas-fired units from clearing in the next RPM auction. A FERC order issued in May 2020 authorizing enhancements to the methodology used by PJM to price energy reserves has created additional uncertainty regarding the impact of the MOPR expansion in future RPM auctions on PSEG Power’s nuclear units that receive ZECs. One of the findings made by FERC in that order will affect how the MOPR offer floors are calculated and could have the effect, in the future, of increasing the price floors for the plants and thereby increasing the risk of being unable to clear in an RPM auction. In addition, if one or more electric distribution zones in New Jersey (or another state) were to become fixed resource requirement (FRR) service areas, procurements needed for that area could provide an alternate means for nuclear units whose ability to clear in RPM auctions was affected by the MOPR to provide capacity within PJM. We cannot predict whether additional changes will be made to the MOPR, or whether changes will occur in the PJM market that would impact our ability to clear any of these units in future RPM auctions.
States that have clean energy programs designed to achieve public policy goals that support such resources as solar, offshore wind and nuclear, are not prevented from pursuing those programs by the expanded MOPR and could choose to utilize the existing FRR approach authorized under the PJM tariff. Subsidized units that cannot clear in a RPM capacity auction because of the expanded MOPR could still count as capacity resources to a load serving entity (LSE) using the FRR approach. In a March 2020 order, the BPU initiated an investigation to examine whether New Jersey can achieve its long-term clean energy and environmental objectives under the current resource adequacy procurement paradigm and potential alternatives. One of the areas of inquiry concerns the potential creation of FRR service areas within New Jersey. We cannot predict the impact these rules or any measures taken by the BPU will have on the capacity market or our generating stations. See Part II, Item 5. Other Information.
In January 2020, New Jersey rejoined the Regional Greenhouse Gas Initiative (RGGI). As a result, generating plants operating in New Jersey, including those owned by PSEG Power, that emit CO2 emissions will be required to procure credits for each ton they emit. In response to RGGI, PJM initiated a process in 2019 to investigate the development of a carbon pricing mechanism that may mitigate the environmental and financial distortions that could occur when emissions “leak” from non-participating states to the RGGI states. If the process leads to a market solution, it could have a material impact on the value of PSEG Power’s generating fleet.
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
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per megawatt hour generated in payments to selected nuclear plants (ZEC payment)). These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, and will be obligated to maintain operations during that period, subject to exceptions specified in the ZEC legislation. PSEG Power has and will continue to recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. The ZEC payment may be adjusted by the BPU (a)

at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source or (b) at certain times specified in the ZEC legislation if the BPU determines that the purposes of the ZEC legislation can be achieved through a reduced charge that will nonetheless be sufficient to achieve the State’s air quality and other environmental objectives by preventing the retirement of nuclear plants. For instance, the New Jersey Rate Counsel, in written comments filed with the BPU, has advocated for the BPU to offset market benefits resulting from New Jersey’s rejoining the RGGI from the ZEC payment. PSEG intends to vigorously defend against these arguments. Due to its preliminary nature, PSEG cannot predict the outcome of this matter.
The BPU’s decision awarding ZECs has been appealed by the New Jersey Rate Counsel. PSEG cannot predict the outcome of this matter. The BPU issued an order in May 2020 outlining the process for applying for ZECs for the next three-year eligibility period starting in June 2022 and is expected to issue a decision regarding any ZEC applications and any change in the amount of future ZEC payments by April 2021. PSEG Power is not aware of any changes that would materially affect its ability to establish eligibility to be awarded ZECs under the application requirements that resulted in the award of ZECs to Salem 1, Salem 2 and Hope Creek in April 2019. However, PSEG Power cannot predict whether other plants besides Salem 1, Salem 2 and Hope Creek will apply for ZECs in the future. In the event that (i) the ZEC program is overturned or otherwise materially adversely modified through legal process, (ii) the terms and conditions of the subsequent period under the ZEC program, including the amount of ZEC payments that may be awarded, materially differ from those of the current ZEC period, or (iii) any of the Salem 1, Salem 2 and Hope Creek plants is not awarded ZEC payments by the BPU and does not otherwise experience a material financial change, PSEG Power will take all necessary steps to retire all of these plants subsequent to the initial ZEC period at or prior to a scheduled refueling outage. Alternatively, if all of the Salem 1, Salem 2 and Hope Creek plants are selected to continue to receive ZEC payments but the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors, PSEG Power would still take all necessary steps to retire all of these plants. Retirement of these plants would result in a material adverse impact on PSEG’s and PSEG Power’s financial results.
Nuclear Refueling Outage
The Salem 1 nuclear generating plant is expected to enter into a scheduled refueling outage in October 2020. In light of the COVID-19 pandemic, we have implemented additional health protocols to protect the health and safety of our employees and contractors, including daily health screenings, increased hygiene, physical distancing, PPE requirements and close-contact monitoring. During this outage, the plant’s main generator stator, which has reached the end of its useful life, is expected to be replaced. The process for replacing Salem 1’s generator stator is highly complex. We also plan to perform additional reactor vessel inspections and upgrades. Limitations due to additional health protocols, delays in replacing the main generator stator due to its complexity, or adverse findings from the reactor vessel inspections could result in an extended outage and in turn, lower revenues and increased costs, which could have a material impact on the results of operations of the plant and PSEG Power.
California Solar Facilities
As part of its solar production portfolio, PSEG Power owns and operates two California-based solar facilities with an aggregate capacity of approximately 30 MW direct current whose output is sold to Pacific Gas and Electric Company (PG&E) under power purchase agreements (PPAs) with twenty year terms. In January 2019, PG&E and its parent company PG&E Corporation filed for Chapter 11 bankruptcy protection and in June 2020 the bankruptcy judge approved PG&E’s bankruptcy plan, which included the assumption of PSEG Power’s PPAs.
Offshore Wind
In June 2019, the BPU selected Ørsted US Offshore Wind’s Ocean Wind project as the winning bid in New Jersey’s initial solicitation for 1,100 MW of offshore wind generation. In October 2019, PSEG exercised its option on Ørsted’s Ocean Wind project, resulting in a period of exclusive negotiation for PSEG to potentially acquire a 25% equity interest in the project, subject to negotiations toward a joint venture agreement, advanced due diligence and any required regulatory approvals. Additionally, PSEG and Ørsted each owns 50% of Garden State Offshore Energy LLC (GSOE) which holds rights to an offshore wind lease area. PSEG and Ørsted are exploring other offshore wind opportunities through GSOE.
Tax Legislation
In July 2020, the IRS issued final and proposed regulations addressing the limitation on deductible interest expense contained in the Tax Act. PSEG is in the process of analyzing these regulations, which may impact PSEG’s, PSE&G’s and PSEG Power’s financial condition and cash flows.

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
In July 2018, New Jersey made changes to its income tax laws, including imposing a temporary surtax of 2.5% effective January 1, 2018 and 2019 and 1.5% in 2020 and 2021, as well as requiring corporate taxpayers to file in a combined reporting group as defined under New Jersey law starting in 2019. Both provisions include an exemption for public utilities. We believe PSE&G meets the definition of a public utility and, therefore, will not be impacted by the temporary surtax or be included in the combined reporting group. There are certain aspects of the law that are not clear. We anticipate New Jersey will be issuing clarifying guidance regarding combined reporting rules. Any further guidance or clarification could impact PSEG’s and PSEG Power’s financial statements.
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

•	engage multiple stakeholders, including regulators, government officials, customers, investors and suppliers, and

•	successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
In addition to the risks described elsewhere in this Form 10-Q, the first quarter 2020 10-Q and in our Form 10-K, for 2020 and beyond, the key issues and challenges we expect our business to confront include:

•
regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,

•	the continuing impact of the ongoing coronavirus pandemic and the associated economic impact, which could extend beyond the duration of the pandemic,

•	the continuing impacts of the Tax and CARES Acts and future changes in federal and state tax laws, and

•	the impact of reductions in demand and lower natural gas and electricity prices and increasing environmental compliance costs.
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

•	the acquisition, construction or disposition of T&D facilities, clean energy investments and/or generation projects, including offshore wind opportunities,

•	the disposition or reorganization of our merchant generation business or portions thereof or other existing businesses or the acquisition or development of new businesses,

•	the expansion of our geographic footprint, and

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

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,050	$2,316	$(266)	(11)	$4,831	$5,296	$(465)	(9)
Energy Costs	595	704	(109)	(15)	1,501	1,828	(327)	(18)
Operation and Maintenance	733	750	(17)	(2)	1,487	1,506	(19)	(1)
Depreciation and Amortization	315	307	8	3	639	621	18	3
Loss on Asset Dispositions	—	395	(395)	N/A	—	395	(395)	N/A
Income from Equity Method Investments	3	5	(2)	(40)	6	7	(1)	(14)
Net Gains (Losses) on Trust Investments	201	39	162	N/A	(20)	167	(187)	N/A
Other Income (Deductions)	38	33	5	15	42	66	(24)	(36)
Net Non-Operating Pension and OPEB Credits (Costs)	62	33	29	88	124	66	58	88
Interest Expense	151	137	14	10	304	270	34	13
Income Tax (Benefit) Expense	109	(20)	129	N/A	153	129	24	19

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,456	$1,382	$74	5	$3,339	$3,414	$(75)	(2)
Energy Costs	510	529	(19)	(4)	1,218	1,476	(258)	(17)
Operation and Maintenance	380	369	11	3	766	777	(11)	(1)
Depreciation and Amortization	217	202	15	7	439	414	25	6
Net Gains (Losses) on Trust Investments	1	—	1	N/A	1	1	—	—
Other Income (Deductions)	26	19	7	37	53	38	15	39
Net Non-Operating Pension and OPEB Credits (Costs)	52	29	23	79	103	59	44	75
Interest Expense	98	89	9	10	194	176	18	10
Income Tax Expense (Benefit)	47	14	33	N/A	156	39	117	N/A

Three Months Ended June 30, 2020 as Compared to 2019
Operating Revenues increased $74 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $69 million due primarily to

•
Transmission revenues were $66 million higher due to increased 2020 revenue requirements attributable to higher rate base investment and the prior year flowback of certain excess deferred taxes that ended at year-end 2019.

•
Gas distribution revenues increased by $11 million due primarily to a $26 million increase due to higher volumes and a $5 million increase from the GSMP I and GSMP II, partially offset by a $20 million decrease in Weather Normalization Charges (WNCs).

•
Electric distribution revenues increased by $3 million due to a $7 million increase due to higher volumes, partially offset by a $4 million decrease in the collection of Green Program Recovery Charges (GPRC).

•
Gas and Electric revenues decreased by $11 million due to an increase in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.

Commodity Revenues decreased $34 million as a result of lower Electric revenues, partially offset by higher Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS or basic gas supply service (BGSS) to retail customers.

•	Electric commodity revenues decreased $60 million due primarily to $67 million in lower BGS prices, partially offset by $5 million in higher BGS sales volumes.

•	Gas commodity revenues increased $26 million due primarily to $42 million higher BGSS sales volumes, partially offset by a $15 million decrease in prices.
Clause Revenues increased $23 million due primarily to a $15 million reduction in Tax Adjustment Credit (TAC) deferrals and higher SBC revenues of $9 million. The changes in the TAC deferral and SBC amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC deferrals or SBC revenues.
Other Operating Revenues increased by $16 million due primarily to an $11 million increase in solar renewable energy credit (SREC) revenues and $4 million in higher ZEC revenues billed since mid-April 2019. See Item 1. Note 11. Commitments and Contingent Liabilities. The changes in these components of revenues are entirely offset by changes to Energy Costs.

Operating Expenses
Energy Costs decreased $19 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $11 million due primarily to $10 million in COVID-19 related costs, an $8 million increase in gas bad debt expense and a net $3 million increase in clause and renewable-related expenditures. These increases were partially offset by a $6 million decrease in appliance service costs, a $2 million decrease in distribution corrective and preventative expenditures and a $2 million decrease in transmission-related expenditures.
Depreciation and Amortization increased $15 million due primarily to an $11 million increase related to additional plant in service and a $3 million increase in the amortization of Regulatory Assets.
Other Income (Deductions) increased $7 million due primarily to an increase in the allowance for funds used during construction (AFUDC).
Net Non-Operating Pension and OPEB Credits (Costs) increased $23 million due primarily to a $12 million increase in the expected return on plan assets, a $9 million decrease in interest cost and a $3 million decrease in the amortization of the net actuarial loss, partially offset by a $1 million decrease in the amortization of prior service credit.
Interest Expense increased $9 million due primarily to a $6 million increase from debt issuances in January and May 2020 and a $4 million increase from net debt issuances in May and August 2019.
Income Tax Expense increased $33 million due primarily to higher pre-tax income and an increase in bad debt flow-through.
Six Months Ended June 30, 2020 as Compared to 2019
Operating Revenues decreased $75 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $159 million due primarily to

•
Transmission revenues were $139 million higher due to increased 2020 revenue requirements attributable to higher rate base investment and the prior year flowback of certain excess deferred taxes that ended at year-end 2019.

•
Gas distribution revenues increased $26 million due primarily to a $36 million increase in WNCs and an $18 million increase from the GSMP I and GSMP II. These increases were partially offset by a $25 million reduction due to lower volumes and a $3 million decrease in GPRC revenues.

•	Electric distribution revenues decreased $4 million due primarily to a $7 million decrease attributable to lower sales volumes, partially offset by a $3 million increase in GPRC collections.

•
Electric and Gas revenues further decreased by $2 million due to a net increase in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.

Commodity Revenues decreased $326 million as a result of lower Gas and Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.

•	Electric commodity revenues decreased $190 million due primarily to $156 million in lower BGS prices and $38 million in lower BGS sales volumes.

•	Gas commodity revenues decreased $136 million due primarily to lower BGSS prices of $83 million and lower BGSS sales volumes of $53 million.
Clause Revenues increased $25 million due primarily to a $25 million increase in TAC deferrals and higher SBC revenues of $6 million. These increases were partially offset by a $7 million decrease in Margin Adjustment Clause (MAC) revenues. The changes in TAC deferral amounts, SBC and MAC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC deferrals, SBC and MAC revenues.
Other Operating Revenues increased by $67 million due primarily to $42 million in ZEC revenues billed since mid-April 2019 and a $25 million increase in SREC revenues. See Item 1. Note 11. Commitments and Contingent Liabilities. The changes in these components of revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs decreased $258 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance decreased $11 million due primarily to a net $10 million decrease in clause and renewable-related expenditures, an $8 million decrease in appliance service costs, a $5 million decrease in distribution corrective and preventative maintenance expenditures, a $4 million decrease in injuries and damages, a $4 million decrease in transmission-related expenditures and a $3 million reduction in other operating expenses. These decreases were partially offset by $12 million of COVID-19 related costs and an $11 million increase in gas bad debt expense.
Depreciation and Amortization increased $25 million due primarily to a $22 million increase related to additional plant in service and a $2 million increase in the amortization of Regulatory Assets.
Other Income (Deductions) increased $15 million due primarily to an increase in AFUDC.
Net Non-Operating Pension and OPEB Credits (Costs) increased $44 million due primarily to a $23 million increase in the expected return on plan assets, a $17 million decrease in interest cost and a $7 million decrease in the amortization of the net actuarial loss, partially offset by a $3 million decrease in the amortization of prior service credit.
Interest Expense increased $18 million due primarily to a $12 million increase from net debt issuances in May and August 2019 and a $10 million increase from debt issuances in January and May 2020. These increases were partially offset by a decrease of $3 million due to a reduction in short-term borrowings.
Income Tax Expense increased $117 million due primarily to higher pre-tax income and the reduction in the 2020 flowback of PSE&G’s excess deferred income tax liabilities, as PSE&G refunded all FERC-approved, transmission-related excess deferred income taxes that are not subject to the normalization rules in 2019.

PSEG Power

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$683	$1,083	$(400)	(37)	$1,903	$2,499	$(596)	(24)
Energy Costs	323	411	(88)	(21)	999	1,197	(198)	(17)
Operation and Maintenance	225	268	(43)	(16)	466	503	(37)	(7)
Depreciation and Amortization	91	95	(4)	(4)	185	189	(4)	(2)
Loss on Asset Dispositions	—	395	(395)	N/A	—	395	(395)	N/A
Income from Equity Method Investments	3	5	(2)	(40)	6	7	(1)	(14)
Net Gains (Losses) on Trust Investments	196	38	158	N/A	(24)	164	(188)	N/A
Other Income (Deductions)	12	15	(3)	(20)	(11)	28	(39)	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	9	3	6	N/A	17	6	11	N/A
Interest Expense	30	26	4	15	64	51	13	25
Income Tax Expense (Benefit)	64	(11)	75	N/A	(6)	113	(119)	N/A

Three Months Ended June 30, 2020 as Compared to 2019
Operating Revenues decreased $400 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $435 million due primarily to

•
a net decrease of $403 million due to MTM losses in 2020 as compared to MTM gains in 2019. Of this amount, there was a $310 million decrease due to changes in forward prices this year as compared to last year coupled with a $93 million decrease due to more losses on positions reclassified to realized upon settlement,

•	a net decrease of $30 million in capacity revenues due primarily to decreases in auction prices in the PJM region, and

•	a decrease of $16 million in electricity sold under our BGS contracts, primarily due to lower volumes coupled with lower prices,

•	partially offset by an increase of $16 million in ZEC revenue due to increased generation at the Salem nuclear generating station.
Gas Supply Revenues increased $35 million due primarily to

•	a net increase of $24 million in sales under the BGSS contract, of which $28 million was due to an increase in sales volumes, partially offset by $4 million due to lower average sales prices, and

•	a net increase of $12 million related to sales to third parties, of which $27 million was due to higher volumes sold, partially offset by $15 million due to lower average sales prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $88 million due to
Generation costs decreased $113 million due primarily to

•
a net decrease of $86 million due to MTM gains in 2020 as compared to MTM losses in 2019. Of this amount, there was a $54 million decrease due to changes in forward prices this year as compared to last year coupled with a $36 million decrease due to more gains on positions reclassified to realized upon settlement,

•
a net decrease of $19 million in fuel costs due to lower usage of coal in the PJM region primarily due to the sale of our ownership interests in Keystone and Conemaugh generation plants coupled with lower volumes of gas in the PJM region. This was partially offset by utilization of higher volumes of gas in the New England (NE) region due to the commencement of commercial operations of Bridgeport Harbor Station Unit 5 (BH5) in June 2019, and

•	a decrease of $9 million due to a favorable lower of cost or market (LOCOM) adjustment on oil inventory due to the recovery in oil prices.
Gas costs increased $25 million due mainly to

•	a net increase of $13 million related to sales to third parties, of which $26 million was due to higher volumes sold, partially offset by $13 million due to a decrease in the average cost of gas, and

•
a net increase of $12 million related to sales under the BGSS contract, of which $27 million was due to an increase in sendout volumes, partially offset by $15 million due to a decrease in the average cost of gas.

Operation and Maintenance decreased $43 million due primarily to a $34 million net decrease at our fossil plants due to the sale of our ownership interests in the Keystone and Conemaugh generation plants and lower planned outage costs in 2020. In addition, there was an $8 million net decrease due to lower outage costs at our nuclear plants.
Depreciation and Amortization decreased $4 million due primarily to a $3 million net decrease at our nuclear plants due to the Peach Bottom License Renewal that was approved by the NRC in March 2020, partially offset by an increased asset base. This decrease was coupled with a $2 million net decrease at our fossil plants, primarily due to the sale of our ownership interests in the Keystone and Conemaugh generation plants in 2019, partially offset by an increase due to BH5 being placed into service in June 2019.
Loss on Asset Dispositions of $395 million in 2019 was due to an asset impairment related to the sale of PSEG Power’s interests in the Keystone and Conemaugh fossil generation plants (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions).
Net Gains (Losses) on Trust Investments increased $158 million due primarily to a $149 million increase resulting from net unrealized gains on equity investments in the NDT Fund and a $7 million increase in net realized gains on NDT Fund investments.
Net Non-Operating Pension and OPEB Credits (Costs) increased $6 million due to a $3 million decrease in interest cost, a $2 million increase in the expected return on plan assets, and a $1 million decrease in the amortization of the net actuarial loss.
Interest Expense increased $4 million due primarily to lower capitalized interest as a result of BH5 being place into service in 2019, partially offset by an April 2020 debt maturity.
Income Tax Expense increased $75 million due primarily to higher pre-tax income, including higher pre-tax income from the NDT qualified fund, which is subject to an additional trust tax, partially offset by the tax benefit from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits.

Six Months Ended June 30, 2020 as Compared to 2019
Operating Revenues decreased $596 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $500 million due primarily to

•
a net decrease of $336 million due to lower MTM gains in 2020 as compared to 2019. Of this amount, there was a $218 million decrease due to changes in forward prices this year as compared to last year coupled with a $118 million decrease due to losses on positions reclassified to realized upon settlement in 2020 compared to gains in 2019,

•
a net decrease of $113 million due primarily to lower average realized prices in PJM, NE and New York (NY) regions coupled with lower volumes sold in the PJM region primarily due to the sale of our ownership interests in Keystone and Conemaugh generation plants. This was partially offset by higher volumes of electricity sold in the NE region, primarily due to the commencement of commercial operations of BH5 in June 2019,

•
a net decrease of $65 million in capacity revenues due primarily to decreases in auction prices in the PJM region, partially offset by the commencement of commercial operations of BH5 in June 2019 in the NE region, and

•	a decrease of $48 million in electricity sold under our BGS contracts primarily due to lower volumes coupled with lower prices,

•	partially offset by an increase of $67 million due to ZECs revenues that started in mid-April 2019.
Gas Supply Revenues decreased $96 million due primarily to

•	a decrease of $101 million in sales under the BGSS contract, of which $61 million was due to a decrease in sales volumes and $40 million was due to lower average sales prices,

•
partially offset by a net increase of $9 million related to sales to third parties, of which $57 million was due to higher volumes sold partially offset by $48 million due to lower average sales prices.

Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $198 million due to
Generation costs decreased $123 million due primarily to

•
a net decrease of $106 million in fuel costs reflecting lower gas prices in the PJM and NY regions coupled with the utilization of lower volumes of coal in the PJM region primarily due to the sale of our ownership interests in the Keystone and Conemaugh generation plants, and lower volumes of gas used in the PJM region. This was partially offset by utilization of higher volumes of gas in the NE region at higher prices due to the commencement of commercial operations at BH5 in June 2019, and

•	a net decrease of $25 million due to less MTM losses in 2020 as compared to 2019 resulting from changes in forward prices this year as compared to last year,

•	partially offset by an $11 million increase due to a net LOCOM adjustment on oil inventory caused by a decrease in oil demand and pricing earlier in 2020.
Gas costs decreased $75 million due mainly to

•	a decrease of $86 million related to sales under the BGSS contract, of which $49 million was due to a decrease in sendout volumes and $37 million to a decrease in the average cost of gas,

•
partially offset by a net increase of $11 million related to sales to third parties, of which $53 million was due to higher volumes sold, partially offset by $42 million due to a decrease in the average cost of gas.

Operation and Maintenance decreased $37 million due primarily to a net decrease at our fossil plants, due to the sale of our ownership interests in the Keystone and Conemaugh generation plants in 2019, coupled with lower planned outage costs in 2020.
Depreciation and Amortization decreased $4 million due primarily to a $3 million net decrease at our nuclear plants due to the Peach Bottom License Renewal that was approved by the NRC in March 2020, partially offset by an increased asset base. This decrease was coupled with a $2 million net decrease at our fossil plants, primarily due to the sale of our ownership interests in the Keystone and Conemaugh generation plants in 2019, partially offset by an increase due to BH5 being placed into service in June 2019.

Loss on Asset Dispositions of $395 million in 2019 was due to an asset impairment related to the sale of PSEG Power’s interests in the Keystone and Conemaugh fossil generation plants (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions).
Net Gains (Losses) on Trust Investments decreased $188 million due primarily to a $171 million decrease resulting from net unrealized losses in 2020 as compared to net unrealized gains in 2019 on equity investments in the NDT Fund and a $15 million decrease in net realized gains on NDT Fund investments.
Other Income (Deductions) decreased $39 million primarily due to purchases of net operating losses (NOLs) in 2020 under New Jersey’s Technology Tax Benefit Transfer Program.
Net Non-Operating Pension and OPEB Credits (Costs) increased $11 million due to a $5 million increase in the expected return on plan assets, a $5 million decrease in interest cost and a $2 million decrease in the amortization of the net actuarial loss, partially offset by a $1 million decrease in the amortization of prior service credit.
Interest Expense increased $13 million due primarily to lower capitalized interest as a result of BH5 being place into service in 2019, partially offset by an April 2020 debt maturity.
Income Tax Expense decreased $119 million due primarily to lower pre-tax income, including lower pre-tax income from the NDT qualified fund, which is subject to an additional trust tax, the benefit from the 2019 NOLs purchased under the New Jersey Technology Tax Benefit Transfer Program in 2020, and the tax benefit from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions, where material, of our two direct major operating subsidiaries.
Operating Cash Flows
We continue to expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund planned capital expenditures and provide opportunities for shareholder dividends.
For the six months ended June 30, 2020, our operating cash flow decreased $160 million as compared to the same period in 2019. The net decrease was primarily due to the net changes from our subsidiaries, as discussed below, and lower net tax payments in 2020 at the parent company and Energy Holdings.
Given the current economic challenges, PSE&G has informed both our residential customers and state regulators that all non-safety related service disconnections for non-payment will be temporarily suspended. In addition, the current economic conditions have adversely impacted residential and C&I customer payment patterns. While the negative impact on customer payment patterns, including a significant decrease in cash inflow and higher Accounts Receivable aging and associated increasing bad debt expense did not have a material impact on our cash flows for the six months ended June 30, 2020, we expect a prolonged adverse change to customer payment patterns could materially and adversely impact our cash flows from operations beyond the duration of the coronavirus pandemic.
PSE&G
PSE&G’s operating cash flow increased $161 million from $838 million to $999 million for the six months ended June 30, 2020, as compared to the same period in 2019, due primarily to higher earnings in 2020, and $136 million in decreased payments due to lower BGS payments from decreased sales. These increases were partially offset by tax payments in 2020 as compared to tax refunds in 2019 and a decrease of $154 million from increased regulatory deferrals including BGS due to lower sales, a Weather Normalization deferral resulting from a warmer than normal winter, and the Tax Adjustment Credit.
PSEG Power
PSEG Power’s operating cash flow decreased $524 million from $1,150 million to $626 million for the six months ended June 30, 2020, as compared to the same period in 2019, due to a $360 million reduction related to counterparty cash collateral posting requirements, lower earnings, a $63 million decrease from net collections of counterparty receivables, a $20 million decrease in the usage of fuels, materials and supplies, and tax payments in 2020 as compared to tax refunds in 2019.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements. Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs.
In March 2020, PSEG entered into a $300 million, 364-day term loan agreement and in April 2020 it entered into two 364-day term loan agreements for $200 million and $300 million. These term loans provide an additional source of liquidity for our operations as we continue to monitor the impact of the ongoing coronavirus pandemic on the volatility and availability of the capital and commercial paper markets. These term loans are not included in the credit facility amounts presented in the following table.
Our total credit facilities and available liquidity as of June 30, 2020 were as follows:

Company/Facility	As of June 30, 2020
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$408	$1,092
PSE&G	600	17	583
PSEG Power	2,100	136	1,964
Total	$4,200	$561	$3,639

As of June 30, 2020, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon as we continue to monitor the impact and volatility of the ongoing coronavirus pandemic on cash flows and capital market conditions. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $845 million and $974 million as of June 30, 2020 and December 31, 2019, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,

•	PSEG has a $700 million floating rate term loan maturing in November 2020,

•
PSE&G has $250 million of 3.50% Medium-Term Notes (MTN), Series G, maturing in August 2020, $9 million of 7.04% MTN, Series A, maturing in November 2020, $300 million of 1.90% MTN, Series K, maturing in March 2021 and $134 million of 9.25% Mortgage Bonds Series CC maturing in June 2021, and

•	PSEG Power has a $700 million 3.00% Senior Note maturing in June 2021.
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
For additional information see Item 1. Note 12. Debt and Credit Facilities.
Guarantor Financial Information
PSEG Power’s Senior Notes are fully and unconditionally guaranteed on a joint and several basis by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. Each guarantor subsidiary is a wholly owned consolidated subsidiary of PSEG Power.
Summarized financial information is being presented, on a combined basis, only for PSEG Power (parent company) and the guarantors of PSEG Power’s Senior Notes, excluding investments in, and earnings (losses) from, subsidiaries that are not guarantors. All transactions between PSEG Power (parent company) and the guarantor subsidiaries are eliminated in the combined summarized financial information. The required disclosures for the year-to-date interim period and the most recent fiscal year have been moved outside the Notes to Condensed Consolidated Financial Statements and are provided in the following tables.

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
	Millions
Operating Revenues (A)	$1,867	$4,315
Operating Income	$250	$451
Net Income	$191	$484

(A)	Operating Revenues include sales to affiliates of $710 million and $1,463 million, respectively for the six months ended June 30, 2020 and year ended December 31, 2019, respectively.

	As of	As of
	June 30, 2020	December 31, 2019
	Millions
Current Receivables from Subsidiaries and Affiliates	$2,274	$2,456
Total Current Assets	$3,289	$3,559
Noncurrent Receivables from Affiliates	$28	$17
Total Noncurrent Assets	$7,056	$7,025

Current Payables to Subsidiaries and Affiliates	$249	$218
Total Current Liabilities	$1,373	$1,155
Noncurrent Payables to Affiliates	$53	$115
Total Noncurrent Liabilities	$4,274	$4,934

Pension and NDT Fund Obligations
IRS minimum funding requirements for pension plans are determined based on the fund assets and liabilities at the end of a calendar year for the subsequent calendar year. As a result, the market downturn associated with the ongoing coronavirus pandemic is not expected to impact our pension contributions in 2020. In the event of a prolonged economic downturn associated with the ongoing coronavirus pandemic, our contributions to the pension plans may increase in future periods to meet IRS minimum funding requirements. PSEG had accumulated funding credits totaling approximately $600 million through 2019, which represent historical contributions in excess of IRS minimum funding requirements, and these credits can be applied to offset any future cash contribution obligations.
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
Common Stock Dividends
On July 21, 2020, our Board of Directors declared a $0.49 dividend per share of common stock for the third quarter of 2020. This reflects an indicative annual dividend rate of $1.96 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice, the impact of the ongoing coronavirus pandemic on our business and the capital and credit markets and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 18. Earnings Per Share (EPS) and Dividends.
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
PSE&G
During the six months ended June 30, 2020, PSE&G made capital expenditures of $1,190 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $44 million, which are included in operating cash flows.
PSEG Power
During the six months ended June 30, 2020, PSEG Power made capital expenditures of $114 million, excluding $104 million for nuclear fuel, primarily related to various nuclear and solar projects.

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
From April through June 2020, MTM VaR was relatively stable between a low of $9 million and a high of $15 million at the 95% confidence level. The range of VaR was narrower for the three months ended June 30, 2020 as compared with the year ended December 31, 2019.

	MTM VaR
	Three Months Ended June 30, 2020	Year Ended December 31, 2019
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$9	$9
Average for the Period	$11	$12
High	$15	$35
Low	$9	$5
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$14	$14
Average for the Period	$18	$19
High	$24	$54
Low	$14	$8

See Item 1. Note 13. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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

Internal Controls
PSEG, PSE&G and PSEG Power
There have been no changes in internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the Form 10-K, see Part I, Item 1. Note 11. Commitments and Contingent Liabilities and Item 5. Other Information in the first quarter 2020 10-Q and in this Quarterly Form 10-Q.

ITEM 1A.	RISK FACTORS
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our Form 10-K and Part II, Item 1A in the first quarter 2020 10-Q, which describes various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. We expect that the risks and uncertainties described in this Form 10-Q, our first quarter 2020 10-Q and our Form 10-K will be further adversely impacted by the ongoing coronavirus pandemic and any related, sustained economic downturn, which could extend beyond the duration of the pandemic.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2019, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest in 2020. There are no remaining shares available for repurchase under the plan.

ITEM 5. OTHER INFORMATION
Certain information reported in the Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the Form 10-K. References are to the related pages on the Form 10-K and the first quarter 2020 10-Q.
Federal Regulation
Capacity Market Issues—PJM
December 31, 2019 Form 10-K page 16 and March 31, 2020 Form 10-Q page 81. In December 2019, FERC issued an order establishing new rules for PJM’s capacity market. In this new order, FERC extended the PJM MOPR, which currently applies to new natural gas-fired generators, to include both new and existing resources that receive or are entitled to receive certain out-of-market payments, with certain exemptions.
PSEG Power’s New Jersey nuclear plants that receive ZEC payments will be subject to the new MOPR. In addition, as a result of FERC’s finding that default procurement auctions such as BGS could be considered subsidies, it is possible that other PSEG units could be subject to the MOPR. Resources that are subject to the MOPR continue to have the ability to justify a bid below the MOPR floor price under the unit-specific exemption. The MOPR floor prices are not expected to prevent either our nuclear or gas-fired units from clearing in the next RPM auction. A FERC order issued in May 2020 authorizing enhancements to the methodology used by PJM to price energy reserves has created additional uncertainty regarding the impact of the MOPR expansion in future RPM auctions on PSEG Power’s nuclear units that receive ZECs. One of the findings made by FERC in that order will affect how the MOPR offer floors are calculated and could have the effect, in the future, of increasing the price floors for the plants and thereby increasing the risk of being unable to clear in an RPM auction. In addition, if one or more electric distribution zones in New Jersey (or another state) were to become FRR service areas, procurements needed for that area could provide an alternate means for nuclear units whose ability to clear in RPM auctions was affected by the MOPR to provide capacity within PJM.

We cannot predict whether additional changes will be made to the MOPR, or whether changes will occur in the PJM market that would impact our ability to clear any of these units in future RPM auctions.
Transmission Rate Proceedings and Return on Equity
December 31, 2019 Form 10-K page 17 and March 31, 2020 Form 10-Q page 82. In June 2020, FERC issued a cybersecurity incentives policy white paper, which recognizes the importance of infrastructure security and proposes a new framework for providing transmission incentives to utilities for cybersecurity investments that exceed the requirements of the Critical Infrastructure Protection Reliability Standards. FERC is seeking comments from the industry on the proposals contained in the white paper. We cannot predict the outcome of this matter.
In November 2019, FERC issued an order establishing a new ROE policy for reviewing existing transmission ROEs. The new methodology uses the DCF model and CAPM to determine if an existing base ROE is unjust and unreasonable and, if so, what replacement ROE is appropriate. PSE&G joined the PJM Transmission Owners in requesting rehearing of FERC’s order on the grounds that the new methodology is flawed. In May 2020, FERC partially granted rehearing of the November 2019 order and again revised the ROE methodology by reinstating the risk premium model with the CAPM and DCF models. FERC’s order indicated that it would not be bound by this revised methodology when considering the just and reasonableness of a utility’s ROE in future proceedings. We continue to analyze the potential impact of these methodologies.
ROE complaints have been pending before FERC regarding MISO transmission owners, the ISO New England Inc. transmission owners and utilities in other jurisdictions. In addition, over the past few years, several companies have negotiated settlements that have resulted in reduced ROEs.
We are engaged in settlement discussions with the BPU Staff and the New Jersey Rate Counsel about the level of PSE&G’s base transmission ROE; however, we cannot predict the outcome of these settlement discussions. An adverse change to PSE&G’s base transmission ROE or ROE incentives could be material.
State Regulation
Energy Efficiency Initiatives
December 31, 2019 Form 10-K page 19. In May 2018, the New Jersey governor signed legislation that requires the State’s electric and gas utilities to implement energy efficiency programs that are expected to achieve energy savings targets for electric and gas usage within five years of the utilities’ implementation of those BPU-approved energy efficiency programs. Numerous stakeholders, including public utilities like PSE&G, have been engaged in several stakeholder proceedings being conducted by the BPU Staff to establish the final policies, rules, and guidelines that will govern the conduct of these energy efficiency initiatives. In June 2020, the BPU issued an order finalizing this stakeholder process, setting forth its conclusions and directives regarding utility energy efficiency programs, including the appropriate scope of utility programs versus programs run by the State, as well as utility cost recovery and the measurement of utility performance in achieving the State’s energy savings goals.
BGS Process
December 31, 2019 Form 10-K page 19. In July 2020, the State’s electric distribution companies (EDCs) filed their annual proposal for the conduct of the February 2021 BGS auction covering electric supply for energy years 2022 through 2024. In prior years, the BPU and BGS suppliers expressed concerns regarding transmission costs incurred by BGS participants that are collected from customers but not paid to the BGS suppliers due to several unresolved proceedings at FERC. To address these concerns, the EDCs are proposing, among other things, to remove transmission from the BGS product through the transfer of specific PJM billing items from the BGS supplier (who would remain the LSE) to the EDC. If the BPU approves this proposal in November/December 2020, the EDCs, rather than the BGS suppliers, will be responsible for transmission and transmission-related costs on a going forward basis. The EDCs are also proposing to remove transmission from the BGS product for prior BGS contracts via contract amendments. BGS suppliers would be able to execute such amendments at their option. Each EDC will collect from its BGS customers the amounts required to meet its transmission payment obligations to PJM through a specific transmission charge.
Environmental Matters
Hazardous Air Pollutants Regulation
In February 2012, the EPA published Mercury Air Toxics Standards (MATS) for both newly-built and existing electric generating sources under the National Emission Standard for Hazardous Air Pollutants provisions of the Clean Air Act. The MATS established allowable levels for mercury as well as other hazardous air pollutants (HAPS) and went into effect in April 2015. In June 2015, the U.S. Supreme Court held that it was unreasonable for the EPA to refuse to consider the materiality of costs in determining whether to regulate hazardous air pollutants from power plants. In April 2016, the EPA released the final Supplemental Finding that considers the materiality of costs in determining whether to regulate hazardous air pollutants from power plants in response to the U.S. Supreme Court’s ruling. The 2016 Supplemental Finding determined that HAPS from existing electric generating units should be regulated and that the environmental and health benefits derived from the reduction in emissions of both HAPS and co-benefit pollutants far outweighed the cost of compliance. Industry participants and various state authorities filed petitions with the D.C. Circuit challenging the EPA’s Supplemental Finding.
In May 2020, the EPA finalized a revised Supplemental Finding that reversed the 2016 Supplemental Finding, concluding that it was not “appropriate and necessary” to regulate HAPS from electric generating sources. However, the EPA retained the emission standards and other requirements of MATS. A major coal mining company filed a lawsuit to force the EPA to vacate MATS. We have filed as intervenors to the coal mining company’s suit to challenge the company’s attempt to vacate MATS. In addition, we have joined a challenge against the EPA’s revised Supplemental Finding in the D.C. Circuit Court. We cannot predict the outcome of this matter.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

c. PSEG Power:
Exhibit 22:	Guaranteed Securities
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: July 31, 2020

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
Date: July 31, 2020

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
Date: July 31, 2020