Form 10-Q
period 2020-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2020-10-30
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2020, Public Service Enterprise Group Incorporated had outstanding 505,847,992 shares of its sole class of Common Stock, without par value.
As of October 20, 2020, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this report about our and our subsidiaries’ future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in filings we make with the United States Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K and subsequent reports on Form 10-Q and Form 8-K. These factors include, but are not limited to:
•fluctuations in wholesale power and natural gas markets, including the potential impacts on the economic viability of our generation units;
•our ability to obtain adequate fuel supply;
•market risks impacting the operation of our generating stations;
•increases in competition in wholesale energy and capacity markets;
•changes in technology related to energy generation, distribution and consumption and customer usage patterns;
•economic downturns;
•third-party credit risk relating to our sale of generation output and purchase of fuel;
•adverse performance of our nuclear decommissioning and defined benefit plan trust fund investments and changes in funding requirements;
•the impact of changes in state and federal legislation and regulations on our business, including PSE&G’s ability to recover costs and earn returns on authorized investments;
•PSE&G’s proposed investment programs may not be fully approved by regulators and its capital investment may be lower than planned;
•the impact on our New Jersey nuclear plants if such plants are not awarded Zero Emission Certificates (ZEC) in future periods, there is an adverse change in the amount of future ZEC payments, the ZEC program is overturned or modified through legal proceedings or if adverse changes are made to the capacity market construct;
•adverse changes in energy industry laws, policies and regulations, including market structures and transmission planning;
•the impact of state and federal actions aimed at combating climate change on our natural gas assets;
•risks associated with our ownership and operation of nuclear facilities, including regulatory risks, such as compliance with the Atomic Energy Act and trade control, environmental and other regulations, as well as financial, environmental and health and safety risks;
•changes in federal and state environmental regulations and enforcement;
•delays in receipt of, or an inability to receive, necessary licenses and permits;
•the impact of any future rate proceedings;
•adverse outcomes of any legal, regulatory or other proceeding, settlement, investigation or claim applicable to us and/or the energy industry;
•changes in tax laws and regulations;
•the impact of our holding company structure on our ability to meet our corporate funding needs, service debt and pay dividends;
•lack of growth or slower growth in the number of customers or changes in customer demand;
ii

•any inability of PSEG Power to meet its commitments under forward sale obligations;
•reliance on transmission facilities that we do not own or control and the impact on our ability to maintain adequate transmission capacity;
•any inability to successfully develop, obtain regulatory approval for, or construct generation, transmission and distribution projects;
•any equipment failures, accidents, severe weather events or other incidents, including pandemics such as the ongoing coronavirus pandemic, that may impact our ability to provide safe and reliable service to our customers;
•our inability to exercise control over the operations of generation facilities in which we do not maintain a controlling interest;
•any inability to recover the carrying amount of our long-lived assets and leveraged leases;
•any inability to maintain sufficient liquidity;
•any inability to realize anticipated tax benefits or retain tax credits;
•challenges associated with recruitment and/or retention of key executives and a qualified workforce;
•the impact of our covenants in our debt instruments on our operations;
•the impact of the ongoing coronavirus pandemic;
•the impact of acts of war, terrorism, cybersecurity attacks or intrusions; and
•failure to sell or otherwise dispose of all or a portion of PSEG Power’s non-nuclear generating fleet on terms that are favorable to us, or at all, or any delay of such transaction or transactions due to market conditions, the failure to satisfy conditions to closing or otherwise.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
OPERATING REVENUES	$2,370	$2,302	$7,201	$7,598
OPERATING EXPENSES
Energy Costs	775	753	2,276	2,581
Operation and Maintenance	767	745	2,254	2,251
Depreciation and Amortization	317	307	956	928
(Gain) Loss on Asset Dispositions	(122)	7	(122)	402
Total Operating Expenses	1,737	1,812	5,364	6,162
OPERATING INCOME	633	490	1,837	1,436
Income from Equity Method Investments	4	3	10	10
Net Gains (Losses) on Trust Investments	107	(3)	87	164
Other Income (Deductions)	39	35	81	101
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	62	55	186	121
Interest Expense	(149)	(147)	(453)	(417)
INCOME BEFORE INCOME TAXES	696	433	1,748	1,415
Income Tax Benefit (Expense)	(121)	(30)	(274)	(159)
NET INCOME	$575	$403	$1,474	$1,256
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	504	504	504
DILUTED	507	507	507	507
NET INCOME PER SHARE:
BASIC	$1.15	$0.80	$2.93	$2.49
DILUTED	$1.14	$0.79	$2.91	$2.47

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET INCOME	$575	$403	$1,474	$1,256
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $3, $(5), $(15) and $(30) for the three and nine months ended 2020 and 2019, respectively	(4)	10	24	49
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(1), $0, $(1) and $6 for the three and nine months ended 2020 and 2019, respectively	4	1	4	(16)
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $7, $(3) and $1 for the three and nine months ended 2020 and 2019, respectively	3	(17)	9	(13)
Other Comprehensive Income (Loss), net of tax	3	(6)	37	20
COMPREHENSIVE INCOME	$578	$397	$1,511	$1,276

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$966	$147
Accounts Receivable, net of allowance of $154 in 2020 and $60 in 2019	1,299	1,313
Tax Receivable	102	21
Unbilled Revenues, net of allowance of $4 in 2020	175	239
Fuel	309	310
Materials and Supplies, net	608	587
Prepayments	128	79
Derivative Contracts	46	113
Regulatory Assets	342	351
Assets Held for Sale	—	30
Other	48	41
Total Current Assets	4,023	3,231
PROPERTY, PLANT AND EQUIPMENT	47,949	45,944
Less: Accumulated Depreciation and Amortization	(10,900)	(10,100)
Net Property, Plant and Equipment	37,049	35,844
NONCURRENT ASSETS
Regulatory Assets	3,669	3,677
Operating Lease Right-of-Use Assets	270	282
Long-Term Investments	608	812
Nuclear Decommissioning Trust (NDT) Fund	2,359	2,216
Long-Term Tax Receivable	—	150
Long-Term Receivable of Variable Interest Entity (VIE)	830	813
Rabbi Trust Fund	261	246
Other Intangibles	228	149
Derivative Contracts	17	24
Other	262	286
Total Noncurrent Assets	8,504	8,655
TOTAL ASSETS	$49,576	$47,730

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2020	December 31, 2019
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$2,093	$1,365
Commercial Paper and Loans	300	1,115
Accounts Payable	1,332	1,358
Derivative Contracts	8	36
Accrued Interest	171	116
Accrued Taxes	238	41
Clean Energy Program	187	143
Obligation to Return Cash Collateral	103	119
Regulatory Liabilities	306	234
Other	522	520
Total Current Liabilities	5,260	5,047
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,334	6,256
Regulatory Liabilities	2,773	3,002
Operating Leases	260	273
Asset Retirement Obligations	1,198	1,087
OPEB Costs	737	734
OPEB Costs of Servco	649	626
Accrued Pension Costs	862	952
Accrued Pension Costs of Servco	159	171
Environmental Costs	316	349
Derivative Contracts	1	1
Long-Term Accrued Taxes	110	182
Other	289	218
Total Noncurrent Liabilities	13,688	13,851
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	14,792	13,743
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2020 and 2019—534 shares	5,016	5,003
Treasury Stock, at cost, 2020 and 2019—30 shares	(863)	(831)
Retained Earnings	12,135	11,406
Accumulated Other Comprehensive Loss	(452)	(489)
Total Stockholders’ Equity	15,836	15,089
Total Capitalization	30,628	28,832
TOTAL LIABILITIES AND CAPITALIZATION	$49,576	$47,730

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,474	$1,256
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	956	928
Amortization of Nuclear Fuel	144	137
(Gain) Loss on Asset Dispositions	(122)	402
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	115	80
Provision for Deferred Income Taxes (Other than Leases) and ITC	40	139
Non-Cash Employee Benefit Plan (Credits) Costs	(79)	(26)
Leveraged Lease (Income), (Gains) and Losses, Adjusted for Rents Received and Deferred Taxes	(155)	24
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	81	(201)
Cost of Removal	(77)	(87)
Net Change in Regulatory Assets and Liabilities	4	54
Net (Gains) Losses and (Income) Expense from NDT Fund	(107)	(195)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	68	77
Accrued Taxes	228	(11)
Cash Collateral	(12)	301
Other Current Assets and Liabilities	19	(155)
Employee Benefit Plan Funding and Related Payments	(12)	(33)
Other	(48)	19
Net Cash Provided By (Used In) Operating Activities	2,517	2,709
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,092)	(2,383)
Purchase of Emission Allowances and RECs	(94)	(73)
Proceeds from Sales of Trust Investments	1,796	1,374
Purchases of Trust Investments	(1,817)	(1,402)
Proceeds from Sales of Long-Lived Assets and Lease Investments	300	70
Other	52	55
Net Cash Provided By (Used In) Investing Activities	(1,855)	(2,359)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper	(1,115)	(670)
Proceeds from Short-Term Loans	800	—
Payment of Short-Term Loans	(500)	—
Issuance of Long-Term Debt	2,450	1,900
Redemption of Long-Term Debt	(656)	(850)
Cash Dividends Paid on Common Stock	(743)	(713)
Other	(75)	(60)
Net Cash Provided By (Used In) Financing Activities	161	(393)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	823	(43)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	176	199
Cash, Cash Equivalents and Restricted Cash at End of Period	$999	$156
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$176	$31
Interest Paid, Net of Amounts Capitalized	$384	$345
Accrued Property, Plant and Equipment Expenditures	$449	$514

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of June 30, 2020	534	$5,003	(30)	$(865)	$11,808	$(455)	$15,491
Net Income	—	—	—	—	575	—	575
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	—	3	3
Comprehensive Income							578
Cash Dividends at $0.49 per share on Common Stock	—	—	—	—	(248)	—	(248)
Other	—	13	—	2	—	—	15
Balance as of September 30, 2020	534	$5,016	(30)	$(863)	$12,135	$(452)	$15,836

Balance as of June 30, 2019	534	$4,980	(30)	$(835)	$11,041	$(432)	$14,754
Net Income	—	—	—	—	403	—	403
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	—	—	(6)	(6)
Comprehensive Income							397
Cash Dividends at $0.47 per share on Common Stock	—	—	—	—	(238)	—	(238)
Other	—	9	—	3	—	—	12
Balance as of September 30, 2019	534	$4,989	(30)	$(832)	$11,206	$(438)	$14,925

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2019	534	$5,003	(30)	$(831)	$11,406	$(489)	$15,089
Net Income	—	—	—	—	1,474	—	1,474
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(19)	—	—	—	—	—	37	37
Comprehensive Income							1,511
Cumulative Effect Adjustment for Current Expected Credit Losses (CECL)	—	—	—	—	(2)	—	(2)
Cash Dividends at $1.47 per share on Common Stock	—	—	—	—	(743)	—	(743)
Other	—	13	—	(32)	—	—	(19)
Balance as of September 30, 2020	534	$5,016	(30)	$(863)	$12,135	$(452)	$15,836

Balance as of December 31, 2018	534	$4,980	(30)	$(808)	$10,582	$(377)	$14,377
Net Income	—	—	—	—	1,256	—	1,256
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	—	—	81	(81)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(23)	—	—	—	—	—	20	20
Comprehensive Income							1,276
Cash Dividends at $1.41 per share on Common Stock	—	—	—	—	(713)	—	(713)
Other	—	9	—	(24)	—	—	(15)
Balance as of September 30, 2019	534	$4,989	(30)	$(832)	$11,206	$(438)	$14,925

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
OPERATING REVENUES	$1,660	$1,604	$4,999	$5,018
OPERATING EXPENSES
Energy Costs	663	618	1,881	2,094
Operation and Maintenance	409	388	1,175	1,165
Depreciation and Amortization	218	206	657	620
Total Operating Expenses	1,290	1,212	3,713	3,879
OPERATING INCOME	370	392	1,286	1,139
Net Gains (Losses) on Trust Investments	1	—	2	1
Other Income (Deductions)	28	22	81	60
Net Non-Operating Pension and OPEB Credits (Costs)	51	46	154	105
Interest Expense	(97)	(92)	(291)	(268)
INCOME BEFORE INCOME TAXES	353	368	1,232	1,037
Income Tax Benefit (Expense)	(40)	(24)	(196)	(63)
NET INCOME	$313	$344	$1,036	$974

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET INCOME	$313	$344	$1,036	$974
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0, $(1) and $(1) for the three and nine months ended 2020 and 2019, respectively	—	1	1	3
COMPREHENSIVE INCOME	$313	$345	$1,037	$977

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$224	$21
Accounts Receivable, net of allowance of $154 in 2020 and $60 in 2019	948	901
Accounts Receivable—Affiliated Companies	—	1
Unbilled Revenues, net of allowance of $4 in 2020	175	239
Materials and Supplies, net	213	213
Prepayments	92	35
Regulatory Assets	342	351
Other	33	28
Total Current Assets	2,027	1,789
PROPERTY, PLANT AND EQUIPMENT	35,658	33,900
Less: Accumulated Depreciation and Amortization	(7,030)	(6,623)
Net Property, Plant and Equipment	28,628	27,277
NONCURRENT ASSETS
Regulatory Assets	3,669	3,677
Operating Lease Right-of-Use Assets	102	98
Long-Term Investments	225	248
Rabbi Trust Fund	51	48
Other	131	129
Total Noncurrent Assets	4,178	4,200
TOTAL ASSETS	$34,833	$33,266

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2020	December 31, 2019
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$443	$259
Commercial Paper and Loans	—	362
Accounts Payable	713	639
Accounts Payable—Affiliated Companies	272	390
Accrued Interest	115	91
Clean Energy Program	187	143
Obligation to Return Cash Collateral	103	119
Regulatory Liabilities	306	234
Other	432	436
Total Current Liabilities	2,571	2,673
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,463	4,189
Regulatory Liabilities	2,773	3,002
Operating Leases	90	87
Asset Retirement Obligations	311	303
OPEB Costs	495	495
Accrued Pension Costs	441	501
Environmental Costs	266	294
Long-Term Accrued Taxes	20	115
Other	168	136
Total Noncurrent Liabilities	9,027	9,122
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	10,472	9,568
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2020 and 2019—132 shares	892	892
Contributed Capital	1,095	1,095
Basis Adjustment	986	986
Retained Earnings	9,787	8,928
Accumulated Other Comprehensive Income	3	2
Total Stockholder’s Equity	12,763	11,903
Total Capitalization	23,235	21,471
TOTAL LIABILITIES AND CAPITALIZATION	$34,833	$33,266

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,036	$974
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	657	620
Provision for Deferred Income Taxes and ITC	58	10
Non-Cash Employee Benefit Plan (Credits) Costs	(77)	(39)
Cost of Removal	(77)	(87)
Net Change in Regulatory Assets and Liabilities	4	54
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	8	105
Materials and Supplies	—	(16)
Prepayments	(57)	(97)
Accounts Payable	46	(77)
Accounts Receivable/Payable—Affiliated Companies, net	(88)	8
Other Current Assets and Liabilities	(9)	66
Employee Benefit Plan Funding and Related Payments	(1)	(19)
Other	(76)	(21)
Net Cash Provided By (Used In) Operating Activities	1,424	1,481
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,777)	(1,866)
Proceeds from Sales of Trust Investments	32	27
Purchases of Trust Investments	(32)	(25)
Solar Loan Investments	5	2
Other	9	7
Net Cash Provided By (Used In) Investing Activities	(1,763)	(1,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(362)	(262)
Issuance of Long-Term Debt	1,350	1,150
Redemption of Long-Term Debt	(250)	(500)
Cash Dividend Paid	(175)	—
Other	(17)	(14)
Net Cash Provided By (Used In) Financing Activities	546	374
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	207	—
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	50	61
Cash, Cash Equivalents and Restricted Cash at End of Period	$257	$61
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$143	$(82)
Interest Paid, Net of Amounts Capitalized	$261	$240
Accrued Property, Plant and Equipment Expenditures	$366	$348

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of June 30, 2020	$892	$1,095	$986	$9,474	$3	$12,450
Net Income	—	—	—	313	—	313
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						313
Balance as of September 30, 2020	$892	$1,095	$986	$9,787	$3	$12,763

Balance as of June 30, 2019	$892	$1,095	$986	$8,558	$1	$11,532
Net Income	—	—	—	344	—	344
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	1	1
Comprehensive Income						345
Balance as of September 30, 2019	$892	$1,095	$986	$8,902	$2	$11,877

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2019	$892	$1,095	$986	$8,928	$2	$11,903
Net Income	—	—	—	1,036	—	1,036
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	1	1
Comprehensive Income						1,037
Cumulative Effect Adjustment for CECL	—	—	—	(2)	—	(2)
Cash Dividend Paid	—	—	—	(175)	—	(175)
Balance as of September 30, 2020	$892	$1,095	$986	$9,787	$3	$12,763

Balance as of December 31, 2018	$892	$1,095	$986	$7,928	$(1)	$10,900
Net Income	—	—	—	974	—	974
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	3	3
Comprehensive Income						977
Balance as of September 30, 2019	$892	$1,095	$986	$8,902	$2	$11,877

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
OPERATING REVENUES	$746	$771	$2,649	$3,270
OPERATING EXPENSES
Energy Costs	290	359	1,289	1,556
Operation and Maintenance	213	233	679	736
Depreciation and Amortization	91	93	276	282
(Gain) Loss on Asset Dispositions	(122)	7	(122)	402
Total Operating Expenses	472	692	2,122	2,976
OPERATING INCOME	274	79	527	294
Income from Equity Method Investments	4	3	10	10
Net Gains (Losses) on Trust Investments	103	(4)	79	160
Other Income (Deductions)	11	15	—	43
Net Non-Operating Pension and OPEB Credits (Costs)	8	8	25	14
Interest Expense	(28)	(34)	(92)	(85)
INCOME BEFORE INCOME TAXES	372	67	549	436
Income Tax Benefit (Expense)	(118)	(14)	(112)	(127)
NET INCOME	$254	$53	$437	$309

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET INCOME	$254	$53	$437	$309
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $2, $(4), $(14) and $(26) for the three and nine months ended 2020 and 2019, respectively	(2)	7	20	38
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $5, $(2) and $0 for the three and nine months ended 2020 and 2019, respectively	2	(12)	7	(9)
Other Comprehensive Income (Loss), net of tax	—	(5)	27	29
COMPREHENSIVE INCOME	$254	$48	$464	$338

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$15	$21
Accounts Receivable	304	309
Accounts Receivable—Affiliated Companies	154	408
Short-Term Loan to Affiliate	333	149
Fuel	309	310
Materials and Supplies, net	392	372
Prepayments	22	11
Derivative Contracts	46	113
Assets Held for Sale	—	28
Other	2	5
Total Current Assets	1,577	1,726
PROPERTY, PLANT AND EQUIPMENT	11,949	11,699
Less: Accumulated Depreciation and Amortization	(3,644)	(3,273)
Net Property, Plant and Equipment	8,305	8,426
NONCURRENT ASSETS
Operating Lease Right-of-Use Assets	64	71
Long-Term Investments	66	66
NDT Fund	2,359	2,216
Rabbi Trust Fund	65	62
Other Intangibles	228	149
Derivative Contracts	17	24
Other	38	65
Total Noncurrent Assets	2,837	2,653
TOTAL ASSETS	$12,719	$12,805

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2020	December 31, 2019
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$950	$406
Accounts Payable	458	505
Accounts Payable—Affiliated Companies	22	5
Derivative Contracts	6	31
Accrued Interest	39	21
Other	96	91
Total Current Liabilities	1,571	1,059
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,891	1,876
Operating Leases	54	62
Asset Retirement Obligations	885	781
OPEB Costs	194	192
Accrued Pension Costs	263	284
Derivative Contracts	1	1
Long-Term Accrued Taxes	58	115
Other	136	111
Total Noncurrent Liabilities	3,482	3,422
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
LONG-TERM DEBT	1,487	2,434
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,325	5,063
Accumulated Other Comprehensive Loss	(374)	(401)
Total Member’s Equity	6,179	5,890
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,719	$12,805

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$437	$309
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	276	282
Amortization of Nuclear Fuel	144	137
(Gain) Loss on Asset Dispositions	(122)	402
Emission Allowances and REC Compliance Accrual	115	80
Provision for Deferred Income Taxes and ITC	(1)	157
Non-Cash Employee Benefit Plan (Credits) Costs	(4)	7
Interest Accretion on Asset Retirement Obligation	31	30
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	81	(201)
Net (Gains) Losses and (Income) Expense from NDT Fund	(107)	(195)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(30)	(29)
Cash Collateral	(12)	301
Accounts Receivable	43	48
Accounts Payable	(51)	(62)
Accounts Receivable/Payable—Affiliated Companies, net	242	80
Other Current Assets and Liabilities	9	20
Employee Benefit Plan Funding and Related Payments	(6)	(9)
Other	(45)	5
Net Cash Provided By (Used In) Operating Activities	1,000	1,362
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(307)	(507)
Purchase of Emission Allowances and RECs	(94)	(73)
Proceeds from Sales of Trust Investments	1,673	1,277
Purchases of Trust Investments	(1,695)	(1,306)
Proceeds from Sales of Long-Lived Assets	151	70
Short-Term Loan to Affiliate	(184)	(86)
Other	32	40
Net Cash Provided By (Used In) Investing Activities	(424)	(585)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(175)	(525)
Redemption of Long-Term Debt	(406)	—
Short-Term Loan from Affiliate	—	(193)
Other	(1)	(1)
Net Cash Provided By (Used In) Financing Activities	(582)	(719)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(6)	58
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	21	22
Cash, Cash Equivalents and Restricted Cash at End of Period	$15	$80
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$83	$(37)
Interest Paid, Net of Amounts Capitalized	$71	$60
Accrued Property, Plant and Equipment Expenditures	$83	$166

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions
(Unaudited)

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of June 30, 2020	$2,214	$(986)	$5,246	$(374)	$6,100
Net Income	—	—	254	—	254
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	—
Comprehensive Income					254
Cash Dividends Paid	—	—	(175)	—	(175)
Balance as of September 30, 2020	$2,214	$(986)	$5,325	$(374)	$6,179

Balance as of June 30, 2019	$2,214	$(986)	$5,126	$(354)	$6,000
Net Income	—	—	53	—	53
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	(5)	(5)
Comprehensive Income					48
Cash Dividends Paid	—	—	(275)	—	(275)
Balance as of September 30, 2019	$2,214	$(986)	$4,904	$(359)	$5,773

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of December 31, 2019	$2,214	$(986)	$5,063	$(401)	$5,890
Net Income	—	—	437	—	437
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(16)	—	—	—	27	27
Comprehensive Income					464
Cash Dividends Paid	—	—	(175)	—	(175)
Balance as of September 30, 2020	$2,214	$(986)	$5,325	$(374)	$6,179

Balance as of December 31, 2018	$2,214	$(986)	$5,051	$(319)	$5,960
Net Income	—	—	309	—	309
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting from the Change in the Federal Corporate Income Tax Rate	—	—	69	(69)	—
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(26)	—	—	—	29	29
Comprehensive Income					338
Cash Dividends Paid	—	—	(525)	—	(525)
Balance as of September 30, 2019	$2,214	$(986)	$4,904	$(359)	$5,773

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
Public Service Enterprise Group Incorporated (PSEG) is a holding company with a diversified business mix within the energy industry. Its operations are primarily in the Northeastern and Mid-Atlantic United States and in other select markets. PSEG’s principal direct wholly owned subsidiaries are:
•Public Service Electric and Gas Company (PSE&G)—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in regulated solar generation projects and energy efficiency and related programs in New Jersey, which are regulated by the BPU.
•PSEG Power LLC (PSEG Power)—which is a multi-regional energy supply company that integrates the operations of its merchant nuclear and fossil generating assets with its power marketing businesses and fuel supply functions through competitive energy sales in well-developed energy markets primarily in the Northeast and Mid-Atlantic United States through its principal direct wholly owned subsidiaries. In addition, PSEG Power owns and operates solar generation in various states. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency (EPA) and the states in which they operate.
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
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2019) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
As of December 31, 2019
Cash and Cash Equivalents	$21	$21	$105	$147
Restricted Cash in Other Current Assets	11	—	—	11
Restricted Cash in Other Noncurrent Assets	18	—	—	18
Cash, Cash Equivalents and Restricted Cash	$50	$21	$105	$176
As of September 30, 2020
Cash and Cash Equivalents	$224	$15	$727	$966
Restricted Cash in Other Current Assets	11	—	—	11
Restricted Cash in Other Noncurrent Assets	22	—	—	22
Cash, Cash Equivalents and Restricted Cash	$257	$15	$727	$999

(A)Includes amounts applicable to PSEG (parent company), Energy Holdings and Services.
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
In the first quarter of 2020, PSEG Power recorded a $20 million lower of cost or market (LOCOM) adjustment to its fuel oil inventory due to the significant decline in market pricing. In the second quarter of 2020, PSEG Power reversed $9 million of the LOCOM adjustment recorded in the first quarter of 2020 due to recovery in the market price of oil. No adjustment was recorded in the third quarter of 2020. PSEG Power may continue to reverse the LOCOM adjustment in the fourth quarter of 2020, limited to the adjustment recorded in the three months ended March 31, 2020, if oil market pricing has additional recovery within the 2020 calendar year. However, downward adjustments in future quarters may be required if the market price of oil declines.
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

Note 2. Recent Accounting Standards
New Standards Issued and Adopted
Measurement of Credit Losses on Financial Instruments—Accounting Standards Update (ASU) 2016-13, updated by ASU 2018-19, 2019-04, 2019-05, 2019-11 and 2020-02
This accounting standard provides a new model for recognizing credit losses on financial assets. The new model requires entities to use an estimate of expected credit losses that will be recognized as an impairment allowance rather than a direct write-down of the amortized cost basis. The estimate of expected credit losses is based on past events, current conditions and supportable forecasts over a reasonable period. For purchased financial assets with credit deterioration, a similar model is used; however, the initial allowance is added to the purchase price rather than reported as an allowance. Credit losses on available-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for-sale debt securities are measured in a manner similar to current GAAP; however, this standard requires those credit losses be presented as an allowance, rather than a write-down. This new standard also requires additional disclosures of the allowance for credit losses by financial asset type, including disclosures of credit quality indicators for each class of financial asset disaggregated by year of origination.
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
New Standards Issued But Not Yet Adopted as of September 30, 2020
Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans—ASU 2018-14
This accounting standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including the elimination of certain current disclosure requirements. Certain other disclosure requirements related to interest crediting rates have been added and certain clarifications were made to other disclosure requirements.
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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity—ASU 2020-06
This accounting standard simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the ASU eliminates certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. The ASU also revises the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding the ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets.
The standard is effective for fiscal years beginning after December 15, 2020. Amendments in this standard will be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative effect adjustment to Retained Earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted. PSEG does not currently have any convertible debt or convertible preferred stock outstanding.
Codification Improvements to Callable Debt Securities—ASU 2020-08
This accounting standard clarifies that an entity should reevaluate for each reporting period whether a purchased callable debt security that has multiple call dates is within the scope of certain guidance on nonrefundable fees and other costs related to receivables.
The standard is effective for fiscal years beginning after December 15, 2020 and early adoption is not permitted. Amendments

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in this standard will be applied prospectively. PSEG is currently analyzing the impact of this standard on its financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Revenues Unrelated to Contracts with Customers
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.
Disaggregation of Revenues

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2020
Revenues from Contracts with Customers
Electric Distribution	$1,157	$—	$—	$—	$1,157
Gas Distribution	116	—	—	(4)	112
Transmission	370	—	—	—	370
Electricity and Related Product Sales
PJM
Third-Party Sales	—	464	—	—	464
Sales to Affiliates	—	123	—	(123)	—
New York ISO	—	36	—	—	36
ISO New England	—	13	—	—	13
Gas Sales
Third-Party Sales	—	14	—	—	14
Sales to Affiliates	—	50	—	(50)	—
Other Revenues from Contracts with Customers (A)	76	13	162	(2)	249
Total Revenues from Contracts with Customers	1,719	713	162	(179)	2,415
Revenues Unrelated to Contracts with Customers (B)	(59)	33	(19)	—	(45)
Total Operating Revenues	$1,660	$746	$143	$(179)	$2,370

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2020
Revenues from Contracts with Customers
Electric Distribution	$2,529	$—	$—	$—	$2,529
Gas Distribution	1,125	—	—	(8)	1,117
Transmission	1,114	—	—	—	1,114
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,178	—	—	1,178
Sales to Affiliates	—	355	—	(355)	—
New York ISO	—	85	—	—	85
ISO New England	—	86	—	—	86
Gas Sales
Third-Party Sales	—	58	—	—	58
Sales to Affiliates	—	528	—	(528)	—
Other Revenues from Contracts with Customers (A)	241	37	447	(3)	722
Total Revenues from Contracts with Customers	5,009	2,327	447	(894)	6,889
Revenues Unrelated to Contracts with Customers (B)	(10)	322	—	—	312
Total Operating Revenues	$4,999	$2,649	$447	$(894)	$7,201

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2019
Revenues from Contracts with Customers
Electric Distribution	$1,096	$—	$—	$—	$1,096
Gas Distribution	130	—	—	(5)	125
Transmission	295	—	—	—	295
Electricity and Related Product Sales
PJM
Third-Party Sales	—	488	—	—	488
Sales to Affiliates	—	160	—	(160)	—
New York ISO	—	38	—	—	38
ISO New England	—	37	—	—	37
Gas Sales
Third-Party Sales	—	12	—	—	12
Sales to Affiliates	—	58	—	(58)	—
Other Revenues from Contracts with Customers (A)	64	13	141	(1)	217
Total Revenues from Contracts with Customers	1,585	806	141	(224)	2,308
Revenues Unrelated to Contracts with Customers (B)	19	(35)	10	—	(6)
Total Operating Revenues	$1,604	$771	$151	$(224)	$2,302

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2019
Revenues from Contracts with Customers
Electric Distribution	$2,613	$—	$—	$—	$2,613
Gas Distribution	1,272	—	—	(11)	1,261
Transmission	887	—	—	—	887
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,426	—	—	1,426
Sales to Affiliates	—	416	—	(416)	—
New York ISO	—	108	—	—	108
ISO New England	—	85	—	—	85
Gas Sales
Third-Party Sales	—	70	—	—	70
Sales to Affiliates	—	639	—	(639)	—
Other Revenues from Contracts with Customers (A)	196	37	406	(3)	636
Total Revenues from Contracts with Customers	4,968	2,781	406	(1,069)	7,086
Revenues Unrelated to Contracts with Customers (B)	50	489	(27)	—	512
Total Operating Revenues	$5,018	$3,270	$379	$(1,069)	$7,598

(A)Includes primarily revenues from appliance repair services at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at PSEG Power, and PSEG LI’s OSA with LIPA in Other.
(B)Includes primarily alternative revenues at PSE&G, derivative contracts and lease contracts at PSEG Power, and lease contracts in Other.
Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of September 30, 2020 and December 31, 2019. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 12% and 6% of accounts receivable (including unbilled revenues in 2020) as of September 30, 2020 and December 31, 2019, respectively. As of December 31, 2019, there was no allowance for unbilled revenues. Effective January 1, 2020, PSE&G adopted ASU 2016-13 and recorded an allowance for unbilled revenues. See Note 2. Recent Accounting Standards.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported in the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the ongoing coronavirus pandemic on the outstanding balances as of September 30, 2020. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause mechanism. As of September 30, 2020, PSE&G deferred approximately $19 million of incremental gas bad debt expense for future regulatory recovery due to the impact of the ongoing pandemic. See Note 6. Rate Filings for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months and nine months ended September 30, 2020:

Three Months Ended September 30, 2020
Millions
Balance as of June 30, 2020	$121
Utility Customer and Other Accounts
Provision	43
Write-offs, net of Recoveries of $1 million	(6)
Balance as of September 30, 2020	$158

Nine Months Ended September 30, 2020
Millions
Balance as of January 1, 2020 (A)	$68
Utility Customer and Other Accounts
Provision	120
Write-offs, net of Recoveries of $4 million	(30)
Balance as of September 30, 2020	$158

(A)Includes an $8 million pre-tax increase upon adoption of ASU 2016-13. See Note 2. Recent Accounting Standards.
PSEG Power
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of September 30, 2020 and December 31, 2019.
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
PSEG Power’s accounts receivable consist mainly of revenues from wholesale load contracts and capacity sales which are executed in the different ISO regions. PSEG Power also sells energy and ancillary services directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of September 30, 2020. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
Other
PSEG LI did not have any material contract balances as of September 30, 2020 and December 31, 2019.
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
Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is generally conducted annually three years in advance of the operating period. The 2022/2023 auction has yet to be held and is not expected until mid-2021. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per MW-Day	MW Cleared
June 2020 to May 2021	$167	7,600
June 2021 to May 2022	$180	7,000

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
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $146 million.
Other
The LIPA OSA is a 12-year services contract ending in 2025 with annual fixed and incentive components. The fixed fee for the provision of services thereunder in 2020 is $67 million and is updated each year based on the change in the Consumer Price Index.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2020, PSEG Power filed with the BPU its ZEC applications for Salem 1, Salem 2 and Hope Creek for the three-year eligibility period starting in June 2022. No other plants applied for ZECs for this eligibility period. The BPU’s schedule to consider these applications includes the BPU Staff issuing their preliminary findings regarding ZEC eligibility and the value of ZEC payments for this period in December 2020, followed by public and evidentiary hearings and a final BPU decision by April 2021. PSEG Power is not aware of any changes from its ZEC application for the first eligibility period that would materially affect its ability to establish eligibility to be awarded ZECs during the second eligibility period. PSEG cannot predict the outcome of either the BPU Staff’s preliminary findings or the BPU’s final determination.
In the event that (i) the ZEC program is overturned or is otherwise materially adversely modified through legal process; (ii) the amount of ZEC payments that may be awarded or other terms and conditions of the second ZEC eligibility period proposed by the BPU Staff in the December 2020 preliminary findings or by the BPU in its final decision differ from those of the current ZEC period; or (iii) any of the Salem 1, Salem 2 and Hope Creek plants is not awarded ZEC payments by the BPU and does not otherwise experience a material financial change, PSEG Power will take all necessary steps to cease to operate all of these plants. Alternatively, if all of the Salem 1, Salem 2 and Hope Creek plants are selected to continue to receive ZEC payments but the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors, PSEG Power will take all necessary steps to cease to operate all of these plants and will incur associated costs and accounting charges. These may include, among other things, one-time impairment charges or accelerated Depreciation and Amortization Expense on the remaining carrying value of the plants, potential penalties associated with the early termination of capacity obligations and fuel contracts, accelerated asset retirement costs, severance costs, environmental remediation costs and, in certain circumstances potential additional funding of the Nuclear Decommissioning Trust Fund, which would be material to both PSEG and PSEG Power.
Non-Nuclear
In July 2020, PSEG announced that it is exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet, which includes more than 6,750 MW of fossil generation located in New Jersey, Connecticut, New York and Maryland as well as the 467 MW Solar Source portfolio located in various states. PSEG intends to retain ownership of PSEG Power’s existing nuclear fleet. While PSEG is in the preliminary stage of this evaluation, the marketing of a potential transaction in one or a series of steps is anticipated to launch in the fourth quarter of this year, and any potential transaction is expected to be completed sometime in 2021. As a result, PSEG Power performed a recoverability test for impairment of its portfolio of generating assets in the PJM, NYISO and NEPOOL regions using a weighted probability cash flow analysis that considers the likelihood of a potential sale or disposition or continuing to operate the assets through their remaining estimated useful lives. As of September 30, 2020, the estimated undiscounted future cash flows of each of the asset groups exceeded the carrying amount and no impairment was identified. However, certain assumptions are subject to change as the potential sales and marketing process progresses.
There is no assurance that the strategic review will result in a sale or other disposition of all or any portion of these assets on terms that are favorable to us, or at all. Any transaction would be subject to market conditions and customary closing conditions, including the receipt of all required regulatory approvals. A change in the held-for-use classification of the remaining fossil and solar units may have a material adverse impact on PSEG’s and PSEG Power’s future financial results.
In September 2020, PSEG Power completed the sale of its ownership interest in the Yards Creek generation facility. PSEG Power recorded a pre-tax gain on disposition of approximately $122 million in the third quarter of 2020 as the sale price was greater than book value.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

performance and it has the obligation to absorb losses of Servco that could potentially be significant to Servco. Such losses would be immaterial to PSEG.
Pursuant to the OSA, Servco’s operating costs are paid entirely by LIPA, and therefore, PSEG LI’s risk is limited related to the activities of Servco. PSEG LI has no current obligation to provide direct financial support to Servco. In addition to payment of Servco’s operating costs as provided for in the OSA, PSEG LI receives an annual contract management fee. PSEG LI’s annual contractual management fee, in certain situations, could be partially offset by Servco’s annual storm costs not approved by the Federal Emergency Management Agency, limited contingent liabilities and penalties for failing to meet certain performance metrics.
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $145 million and $124 million for the three months and $397 million and $357 million for the nine months ended September 30, 2020 and 2019, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.
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
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU are as follows:
COVID-19 Deferral—In July 2020, the BPU authorized regulated utilities in the State of New Jersey to create a COVID-19-related Regulatory Asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 through September 30, 2021, or 60 days after the New Jersey governor determines that the Public Health Emergency is no longer in effect, or in the absence of such a determination, 60 days from the time the Public Health Emergency automatically terminates by law, whichever is later. Deferred costs should be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. Utilities must file quarterly reports of the costs incurred and offsets. In October 2020, the BPU broadened the scope of the docket to include all pandemic issues in a generic proceeding that will include submission of public comments and consideration of, among other things, the timing and scope of current and planned clean energy programs. other utility filings and mechanisms; utility financial strength; customer concerns; regulatory compliance and priorities; and ensuring the continued provision of safe and adequate service at just and reasonable rates, while recognizing the ramifications from the COVID-19 pandemic.
Each New Jersey utility regulated by the BPU must file a petition documenting its prudently incurred incremental COVID-19 costs by December 31, 2021, or within 60 days of the close of the Regulatory Asset period as described above, whichever is later. Any potential rate recovery, including any prudency determinations and the appropriate period of recovery, will be addressed through that filing, or in the alternative, the utility may request that the BPU defer consideration of rate recovery for a future base rate case.
PSE&G has made two quarterly filings as required by the BPU and recorded a Regulatory Asset of approximately $35 million in the third quarter of 2020 for net incremental costs which PSE&G believes are recoverable under the BPU order.
Clean Energy Future-Energy Efficiency (CEF-EE), a New Component of the Green Program Recovery Charge (GPRC)—In September 2020, the BPU approved PSE&G’s CEF-EE filing which provides for energy efficient investments of $1 billion over a three-year period. Costs will be recovered through the GPRC, with returns aligned with PSE&G’s most recent base rate case and a ten-year amortization period.
The approval also included a Conservation Incentive Program (CIP), a mechanism that will provide for recovery of lost electric and gas variable margin revenues. The CIP is effective in June 2021 for electric and October 2021 for gas. PSE&G will suspend its gas Weather Normalization Charge (WNC) when the gas CIP deferral period begins.
Transition Incentive Program, a New Component of the GPRC—In 2019, the BPU approved an order establishing a Transition Incentive Program to serve as a bridge between the existing Solar Renewable Energy Certificate (SREC) program and a to-be-established successor program and created a new incentive mechanism known as the Transition Renewable Energy Certificate (TRECs) Program. TRECs will be awarded to qualifying solar projects under the new program. In the TREC Order, the BPU directed the New Jersey EDCs to engage a TREC Administrator to acquire, on behalf of the EDCs, TRECs produced

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

by eligible solar projects, which will be funded through a TREC charge to electric customers collected by the EDCs. The order allows the EDCs to recover their costs associated with the TREC program in an annual filing, subject to approval by the BPU.
In August 2020, the BPU approved PSE&G’s request for increased rates of approximately $23 million annually for recovery of its expected share of TREC costs. These costs will be recovered as a new component of PSE&G’s existing electric GPRC, which is updated on an annual basis.
GPRC—In June 2020, PSE&G filed its 2020 GPRC cost recovery petition requesting recovery of approximately $67 million and $20 million in electric and gas revenues, respectively, on an annual basis. This matter is pending.
Transmission Formula Rates—In October 2020, PSE&G filed its 2020 Annual Transmission Formula Rate Update with FERC which will result in $119 million in increased annual transmission revenue effective January 1, 2021, subject to true-up.
In June 2020, PSE&G filed its 2019 true-up adjustment pertaining to its transmission formula rates in effect for 2019. This filing resulted in an additional annual revenue requirement of $24 million more than the 2019 originally filed revenue.
In April 2020, the Internal Revenue Service (IRS) issued a Private Letter Ruling (PLR) to PSE&G concluding that certain excess deferred taxes previously classified as protected should be classified as unprotected. Unprotected excess deferred income taxes are not subject to the normalization rules allowing them to be refunded to customers sooner as agreed to with FERC and the BPU. In July 2020, FERC approved PSE&G’s request to allow the entire amount of these unprotected excess deferred income taxes be returned to customers in the 2019 true-up filing. As a result of the FERC approval, PSE&G recorded a revenue reduction of approximately $38 million in the third quarter of 2020, fully offset by a reduction in Income Tax Expense. The refund will be provided to transmission ratepayers as a reduction to the 2021 transmission rates.
Basic Gas Supply Service (BGSS)—In September 2020, the BPU provisionally approved PSE&G’s request to maintain the current BGSS rate of 32 cents. This rate is subject to final approval.
Gas System Modernization Program II (GSMP II)—In July 2020, the BPU approved PSE&G’s GSMP II cost recovery petition requesting approximately $18 million in gas revenues on an annual basis, which included GSMP II investments in service as of February 29, 2020. The increase was effective July 16, 2020.
In September 2020, PSE&G updated its GSMP II cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of approximately $20 million effective December 1, 2020. This increase represents the return on and of GSMP II investments placed in service through August 31, 2020. This matter is pending.
Tax Adjustment Credit (TAC)—In October 2020, PSE&G made its annual 2020 TAC filing. The TAC allows for the flowback to customers of excess accumulated deferred income taxes resulting from the reduction of the federal income tax rates provided in the Tax Cuts and Jobs Act of 2017 (Tax Act) as well as the accumulated deferred income taxes from previously realized tax repair deductions and tax benefits from future tax repair deductions as realized. The 2020 TAC filing requests BPU approval to reduce electric revenues by approximately $23 million and increase gas revenues by $49 million on an annual basis starting January 1, 2021. This matter is pending.
In July 2020, the BPU gave final approval to PSE&G’s 2019 TAC filing that had been approved on a provisional basis in January 2020, with additional credits included in the final ruling. The final approval resulted in a reduction to electric and gas revenues of $25 million and $29 million, respectively, on an annual basis, effective July 16, 2020.
As discussed above, PSE&G received a PLR from the IRS in April 2020 that concluded that certain excess deferred taxes previously classified as protected should be classified as unprotected. Unprotected excess deferred income taxes are not subject to the tax normalization rules allowing them to be refunded to customers sooner as agreed to with the BPU. As part of a procedural discovery to obtain the BPU’s final approval, PSE&G proposed that it change its current provisional TAC rates to increase the credit and start flowing back these unprotected amounts starting in July 2020 through December 31, 2024, which the BPU approved. This resulted in a total additional credit to electric and gas customers of $50 million and $46 million, respectively, of which $10 million and $19 million will be flowed back in 2020 for electric and gas, respectively.
WNC—In September 2020, the BPU approved a provisional rate effective October 1, 2020 for the collection of $10 million from customers over the 2020-2021 Winter Period for the estimated undercollection resulting from the warmer-than-normal 2019-2020 Winter Period.
Remediation Adjustment Charge (RAC)—In September 2020, the BPU approved PSE&G’s RAC 27 filing requesting recovery of approximately $53 million in net manufactured gas plant remediation expenditures from August 1, 2018 through July 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of September 30, 2020, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 8. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2019 for operating leases in which PSEG and its subsidiaries are lessees.
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
The following is the operating lease income for PSEG Power and Energy Holdings for the three and nine months ended September 30, 2020 and 2019:

	PSEG Power	Energy Holdings	Total
	Millions
Operating Lease Income
Three Months Ended September 30, 2020
Fixed Lease Income	$—	$4	$4
Variable Lease Income	8	—	8
Total Operating Lease Income	$8	$4	$12
Nine Months Ended September 30, 2020
Fixed Lease Income	$—	$12	$12
Variable Lease Income	21	—	21
Total Operating Lease Income	$21	$12	$33

Three Months Ended September 30, 2019
Fixed Lease Income	$—	$6	$6
Variable Lease Income	7	—	7
Total Operating Lease Income	$7	$6	$13
Nine Months Ended September 30, 2019
Fixed Lease Income	$—	$17	$17
Variable Lease Income	19	—	19
Total Operating Lease Income	$19	$17	$36

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of September 30, 2020, none of the solar loans were impaired; however, in the event of a loan default or if a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. As of September 30, 2020, none of the solar loans were delinquent and no loans are currently expected to become delinquent in light of the payment mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of	As of
Outstanding Loans by Class of Customers	September 30, 2020	December 31, 2019
	Millions
Commercial/Industrial	$144	$156
Residential	7	8
Total	151	164
Current Portion (included in Accounts Receivable)	(28)	(28)
Noncurrent Portion (included in Long-Term Investments)	$123	$136

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of September 30, 2020	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$22	prior to 2013	10 years	15 years
Solar Loan II	72	prior to 2015	10 years	15 years
Solar Loan III	57	largely funded as of December 31, 2019	10 years	10 years
Total	$151

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of September 30, 2020 and have an average remaining life of approximately four years.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

market conditions. As a result, a pre-tax write-down of $58 million was reflected in Operating Revenues in the quarter ended June 30, 2019, calculated by comparing the gross investment in the leases before and after the revised residual estimates.
In September 2020, wholly owned subsidiaries of PSEG Energy Holdings L.L.C. (the Sellers) completed the sale to Midwest Generation, LLC (the Buyer) of the Sellers’ ownership interests in the Powerton and Joliet generation facilities and related assets, including the assumption by the Buyer of related liabilities. The loss, net of taxes, resulting from the transaction was immaterial.
Leveraged leases outstanding as of September 30, 2020 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investment as of September 30, 2020 and December 31, 2019.

	As of	As of
	September 30, 2020	December 31, 2019
	Millions
Lease Receivables (net of Non-Recourse Debt)	$334	$498
Estimated Residual Value of Leased Assets	124	202
Total Investment in Rental Receivables	458	700
Unearned and Deferred Income	(141)	(203)
Gross Investments in Leases	317	497
Deferred Tax Liabilities	(131)	(328)
Net Investments in Leases	$186	$169

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of September 30, 2020
As of September 30, 2020
Millions
AA	$9
A-	54
BBB+ to BBB	236
NR	35
Total	$334

The “NR” rating in the preceding table represent lease receivables related to Shawville Units 1, 2, 3 and 4. The Shawville Units, wholly owned by PSEG, are 596 MW gas-fired assets located in Pennsylvania and Shawville Power, LLC is the lease counterparty. As of September 30, 2020, the gross investment in the lease of Shawville assets, net of non-recourse debt, was $72 million ($4 million, net of deferred taxes). The credit exposure for that lease is partially mitigated through a letter of credit supporting the lease payments that are required within the lease structure.
PSEG believes no credit losses are necessary for the leveraged leases existing on September 30, 2020. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.
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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of September 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$517	$257	$(13)	$761
International	381	101	(24)	458
Total Equity Securities	898	358	(37)	1,219
Available-for-Sale Debt Securities
Government	527	30	—	557
Corporate	550	35	(3)	582
Total Available-for-Sale Debt Securities	1,077	65	(3)	1,139
Total NDT Fund Investments (A)	$1,975	$423	$(40)	$2,358

(A)The NDT Fund Investments table excludes foreign currency of $1 million as of September 30, 2020, which is part of the NDT Fund.

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$425	$238	$(4)	$659
International	400	103	(11)	492
Total Equity Securities	825	341	(15)	1,151
Available-for-Sale Debt Securities
Government	563	16	(2)	577
Corporate	470	17	(1)	486
Total Available-for-Sale Debt Securities	1,033	33	(3)	1,063
Total NDT Fund Investments (A)	$1,858	$374	$(18)	$2,214

(A)The NDT Fund Investments table excludes foreign currency of $2 million as of December 31, 2019, which is part of the NDT Fund.
Net unrealized gains (losses) on debt securities of $36 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and PSEG Power’s Condensed Consolidated Balance Sheets as of September 30, 2020. An impairment of debt securities of $(3) million was included in Net Gains (Losses) on Trust Investments on PSEG Power’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020. The portion of net unrealized gains related to equity securities still held as of September 30, 2020 recognized during the third quarter and first nine months of 2020 was $48 million.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	September 30, 2020	December 31, 2019
	Millions
Accounts Receivable	$13	$11
Accounts Payable	$26	$11

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2020				As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$142	$(10)	$4	$(3)	$21	$(1)	$6	$(3)
International	68	(13)	26	(11)	28	(2)	34	(9)
Total Equity Securities	210	(23)	30	(14)	49	(3)	40	(12)
Available-for-Sale Debt Securities
Government (B)	63	—	—	—	99	(2)	30	—
Corporate (C)	54	(2)	9	(1)	49	—	12	(1)
Total Available-for-Sale Debt Securities	117	(2)	9	(1)	148	(2)	42	(1)
NDT Trust Investments	$327	$(25)	$39	$(15)	$197	$(5)	$82	$(13)

(A)Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Unrealized gains and losses on these securities are recorded in Net Income.
(B)Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. PSEG Power also has investments in municipal bonds. It is not expected that these securities will settle for less than their amortized cost. PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG Power did not recognize credit losses for U.S. Treasury obligations and Federal Agency mortgage-backed securities because these investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG Power did not recognize credit losses for municipal bonds because they are primarily investment grade securities.
(C)Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Unrealized losses were due to market declines. It is not expected that these securities would settle for less than their amortized cost. PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG Power did not recognize credit losses for these corporate bonds because they are primarily investment grade securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	Millions
Proceeds from NDT Fund Sales (A)	$583	$365	$1,631	$1,245
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$91	$27	$161	$90
Gross Realized Losses	(23)	(11)	(77)	(43)
Net Realized Gains (Losses) on NDT Fund (B)	68	16	84	47
Unrealized Gains (Losses) on Equity Securities	34	(21)	(5)	111
Impairment of Available-for-Sale Debt Securities (C)	—	—	(3)	—
Net Gains (Losses) on NDT Fund Investments	$102	$(5)	$76	$158

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.
(C)PSEG Power recognized an impairment of available-for-sale debt securities that it intends to sell. PSEG Power’s policy is to sell all such securities that are rated below investment grade.
The NDT Fund debt securities held as of September 30, 2020 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$25
1 - 5 years	276
6 - 10 years	205
11 - 15 years	79
16 - 20 years	76
Over 20 years	478
Total NDT Available-for-Sale Debt Securities	$1,139

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$20	$7	$—	$27
Available-for-Sale Debt Securities
Government	91	9	—	100
Corporate	124	10	—	134
Total Available-for-Sale Debt Securities	215	19	—	234
Total Rabbi Trust Investments	$235	$26	$—	$261

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$21	$7	$—	$28
Available-for-Sale Debt Securities
Government	100	4	—	104
Corporate	107	7	—	114
Total Available-for-Sale Debt Securities	207	11	—	218
Total Rabbi Trust Investments	$228	$18	$—	$246

Net unrealized gains (losses) on debt securities of $13 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2020. The portion of net unrealized gains recognized during the third quarter and first nine months of 2020 related to equity securities still held as of September 30, 2020 was $2 million and less than $1 million, respectively.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2020	December 31, 2019
	Millions
Accounts Receivable	$3	$2
Accounts Payable	$3	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2020				As of December 31, 2019
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$21	$—	$1	$—	$26	$—	$3	$—
Corporate (B)	18	—	1	—	11	—	2	—
Total Available-for-Sale Debt Securities	39	—	2	—	37	—	5	—
Rabbi Trust Investments	$39	$—	$2	$—	$37	$—	$5	$—

(A)Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. PSEG also has investments in municipal bonds. It is not expected that these securities will settle for less than their amortized cost. PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG did not recognize credit losses for U.S. Treasury obligations and Federal Agency mortgage-backed securities because these investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG did not recognize credit losses for municipal bonds because they are primarily investment grade securities.
(B)Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Unrealized losses were due to market declines. It is not expected that these securities would settle for less than their amortized cost. PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG did not recognize credit losses for these corporate bonds because they are primarily investment grade.
The proceeds from the sales of and the net gains on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	Millions
Proceeds from Rabbi Trust Sales (A)	$50	$43	$165	$129
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$4	$3	$14	$5
Gross Realized Losses	(1)	(2)	(4)	(3)
Net Realized Gains (Losses) on Rabbi Trust (B)	3	1	10	2
Unrealized Gains (Losses) on Equity Securities	2	1	1	4
Net Gains (Losses) on Rabbi Trust Investments	$5	$2	$11	$6

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
(B)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of September 30, 2020 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	35
6 - 10 years	35
11 - 15 years	14
16 - 20 years	32
Over 20 years	118
Total Rabbi Trust Available-for-Sale Debt Securities	$234

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
The fair value of the Rabbi Trust related to PSEG, PSE&G and PSEG Power is detailed as follows:

	As of	As of
	September 30, 2020	December 31, 2019
	Millions
PSE&G	$51	$48
PSEG Power	65	62
Other	145	136
Total Rabbi Trust Investments	$261	$246

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$36	$33	$2	$2	$106	$90	$7	$7
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	48	51	8	12	144	167	25	34
Expected Return on Plan Assets	(111)	(108)	(10)	(9)	(332)	(301)	(29)	(27)
Amortization of Net
Prior Service Credit	(3)	(4)	(32)	(32)	(8)	(13)	(96)	(96)
Actuarial Loss	23	21	12	13	69	75	35	38
Non-Service Components of Pension and OPEB (Credits) Costs	(43)	(40)	(22)	(16)	(127)	(72)	(65)	(51)
Total Benefit (Credits) Costs	$(7)	$(7)	$(20)	$(14)	$(21)	$18	$(58)	$(44)

Pension and OPEB (credits) costs for PSE&G, PSEG Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Millions
PSE&G	$(7)	$(6)	$(19)	$(14)	$(20)	$7	$(57)	$(46)
PSEG Power	(1)	(2)	—	—	(4)	5	—	2
Other	1	1	(1)	—	3	6	(1)	—
Total Benefit (Credits) Costs	$(7)	$(7)	$(20)	$(14)	$(21)	$18	$(58)	$(44)

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. As of September 30, 2020, Servco completed its entire 2020 annual planned contribution into its pension plan. IRS minimum funding requirements for pension plans are determined based on the fund’s assets and liabilities at the end of a calendar year for the subsequent calendar year. As a result, the market downturn associated with the ongoing coronavirus pandemic did not impact

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Servco’s pension contributions in 2020. Servco’s pension-related revenues and costs were $15 million and $14 million for the three months ended September 30, 2020 and 2019, respectively, and $30 million and $28 million for the nine months ended September 30, 2020 and 2019, respectively. The OPEB-related revenues earned and costs incurred were $3 million and $1 million for the three months ended September 30, 2020 and 2019, and $7 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively.

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
PSEG Power has unconditionally guaranteed payments to counterparties on behalf of its subsidiaries in commodity-related transactions in order to
•support current exposure, interest and other costs on sums due and payable in the ordinary course of business, and
•obtain credit.
PSEG Power is subject to
•counterparty collateral calls related to commodity contracts of its subsidiaries, and
•certain creditworthiness standards as guarantor under performance guarantees of its subsidiaries.
Under these agreements, guarantees cover lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can move in either direction.
In order for PSEG Power to incur a liability for the face value of the outstanding guarantees,
•its subsidiaries would have to fully utilize the credit granted to them by every counterparty to whom PSEG Power has provided a guarantee, and
•the net position of the related contracts would have to be “out-of-the-money” (if the contracts are terminated, PSEG Power would owe money to the counterparties).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2020 and December 31, 2019.

	As of	As of
	September 30, 2020	December 31, 2019
	Millions
Face Value of Outstanding Guarantees	$1,828	$1,854
Exposure under Current Guarantees	$86	$171

Letters of Credit Margin Posted	$135	$121
Letters of Credit Margin Received	$42	$29

Cash Deposited and Received:
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(1)	$(4)
Net Broker Balance Deposited (Received)	$57	$48

Additional Amounts Posted:
Other Letters of Credit	$52	$82

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
Certain Potentially Responsible Parties (PRPs), including PSE&G and PSEG Power, formed a Cooperating Parties Group (CPG) and agreed to conduct a Remedial Investigation and Feasibility Study of the LPRSA. The CPG allocated, on an interim basis, the associated costs among its members. The interim allocation is subject to change. In June 2019, the EPA conditionally approved the CPG’s Remedial Investigation. In May 2020, the CPG submitted a revised draft Feasibility Study (FS) to the EPA which evaluated various adaptive management scenarios for the remediation of only the upper 9 miles of the LPRSA and incorporated the EPA’s comments on an earlier FS draft. The EPA’s selection of its preferred adaptive management scenario will be subject to public review and comment prior to the EPA’s announcement of a final selection, which is expected in 2021.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2020, PSEG has approximately $65 million accrued for this matter. Of this amount, PSE&G has an Environmental Costs Liability of $52 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Other Noncurrent Liability of $13 million.
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
Manufactured Gas Plant (MGP) Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $339 million and $377 million on an undiscounted basis through 2023, including its $52 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $339 million as of September 30, 2020. Of this amount, $78 million was recorded in Other Current Liabilities and $261 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $339 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G is conducting sampling in the Passaic River to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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
Jersey City, New Jersey Subsurface Feeder Cable Matter
In October 2016, a discharge of dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City, New Jersey, was identified and reported to the NJDEP. The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison. The impacted cable was repaired in September 2017. A federal response was initially led by the U.S. Coast Guard. The U.S. Coast Guard transitioned control of the federal response to the EPA, and the EPA ended the federal response to the matter in 2018. The investigation of small amounts of residual dielectric fluid believed to be contained with the marina sediment is ongoing as part of the NJDEP site remediation program. In August 2020, PSE&G finalized a settlement with the federal government regarding the reimbursement of costs associated with the federal response to this matter and payment of civil penalties of an immaterial amount.
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

(A)Prices set in the 2020 BGS auction became effective on June 1, 2020 when the 2017 BGS auction agreements expired.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of September 30, 2020, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2024
Millions
Nuclear Fuel
Uranium	$180
Enrichment	$279
Fabrication	$152
Natural Gas	$1,164

Pending FERC Matter
PSE&G has received requests for information and a Notice of Investigation from FERC’s Office of Enforcement concerning a transmission project. PSE&G retained outside counsel to assist with an internal investigation. PSE&G is fully cooperating with FERC’s requests for information and the investigation. It is not possible at this time to predict the outcome of this matter.
Pending Tropical Storm Matter
Following the effects of Tropical Storm Isaias, the New York Attorney General initiated an inquiry into PSEG LI’s preparation and response to the storm. In addition, the Department of Public Service within the New York State Public Service Commission launched an investigation of state electric service providers, including PSEG LI, and other state telephone, cable and internet providers into their preparation and restoration efforts following Tropical Storm Isaias. LIPA also initiated its own review of PSEG LI’s performance. PSEG LI agreed with LIPA that it would fund claims by customers for food and medication spoilage costs incurred as a result of being without electric service during the storm up to the amount of incentive compensation earned by PSEG LI in 2020. PSEG LI does not expect the claims to be material. PSEG LI is fully cooperating in each of these inquiries, which remain ongoing. PSEG LI cannot predict their outcome.
Pending BPU Audit of PSE&G
In September 2020, the BPU ordered the commencement of a comprehensive affiliate and management audit of PSE&G. Phase 1 of the planned audit will review affiliate relations and cost allocation between PSE&G and its affiliates, including an analysis of the relationship between PSE&G and PSEG Energy Resources & Trade, LLC, a wholly owned subsidiary of PSEG Power over the past ten years, and between PSE&G and PSEG LI. Phase 2 will be a comprehensive management audit, which will address, among other things, executive management, corporate governance, system operations, human resources, cyber security, compliance with customer protection requirements and customer safety. It is not possible at this time to predict the outcome of this matter.
Litigation
Sewaren 7 Construction
In June 2018, a complaint was filed in federal court in Newark, New Jersey against PSEG Fossil LLC, a wholly owned

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Ongoing Coronavirus Pandemic
PSE&G, PSEG Power and PSEG LI are providing essential services during this national emergency related to the ongoing coronavirus (COVID-19) pandemic. The ongoing coronavirus pandemic has not had a material impact on our results of operations, financial condition or cash flows for the nine months ended September 30, 2020. However, the potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could have risks that drive certain accounting considerations. The ultimate impact of the ongoing coronavirus pandemic is highly uncertain and cannot be predicted at this time.

Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the nine months ended September 30, 2020:
PSEG
•issued $550 million of 0.80% Senior Notes due August 2025, and
•issued $550 million of 1.60% Senior Notes due August 2030.
PSE&G
•issued $300 million of 2.45% Secured Medium-Term Notes, Series N, due January 2030,
•issued $300 million of 3.15% Secured Medium-Term Notes, Series N, due January 2050,
•issued $375 million of 2.70% Secured Medium-Term Notes, Series N, due May 2050,
•issued $375 million of 2.05% Secured Medium-Term Notes, Series N, due August 2050, and
•retired $250 million of 3.50% Medium-Term Notes, Series G, at maturity.
PSEG Power
•retired $406 million of 5.13% Senior Notes at maturity.

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
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of September 30, 2020, the total available credit capacity was $4.0 billion.
As of September 30, 2020, no single institution represented more than 9% of the total commitments in the credit facilities.
As of September 30, 2020, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.
The total credit facilities and available liquidity as of September 30, 2020 were as follows:

	As of September 30, 2020
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$13	$1,487	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$13	$1,487
PSE&G
5-year Credit Facility (B)	$600	$17	$583	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$17	$583
PSEG Power
3-year Letter of Credit Facilities	$200	$136	$64	Sept 2021	Letters of Credit
5-year Credit Facilities (C)	1,900	39	1,861	Mar 2024	Funding/Letters of Credit
Total PSEG Power	$2,100	$175	$1,925
Total	$4,200	$205	$3,995

(A)PSEG facilities will be reduced by $9 million in March 2022.
(B)PSE&G facility will be reduced by $4 million in March 2022.
(C)PSEG Power facilities will be reduced by $12 million in March 2022.
(D)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of September 30, 2020, PSEG and PSE&G had no commercial paper outstanding.
Except as otherwise noted in the table above, in March 2020, PSEG, PSE&G and PSEG Power and their respective lenders agreed to extend the expiration dates on their credit agreements from March 2023 to March 2024.
Short-Term Loans
PSEG
In March 2020, PSEG entered into a $300 million, 364-day variable rate term loan agreement. In April 2020, PSEG entered into two 364-day variable rate term loan agreements for $200 million and $300 million which were prepaid in August 2020.

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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding fair value interest rate swaps as of September 30, 2020 and December 31, 2019.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of September 30, 2020, PSEG had interest rate hedges outstanding totaling $700 million. These hedges convert PSEG’s $700 million variable-rate term loan due November 2020 into a fixed-rate loan.
The fair value of these hedges was $(2) million and $(5) million as of September 30, 2020 and December 31, 2019, respectively. The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $(11) million and $(15) million as of September 30, 2020 and December 31, 2019, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(4) million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2020
	PSEG Power (A)			PSEG (A)	Consolidated
	Not Designated			Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$383	$(337)	$46	$—	$46
Noncurrent Assets	133	(116)	17	—	17
Total Mark-to-Market Derivative Assets	$516	$(453)	$63	$—	$63
Derivative Contracts
Current Liabilities	$(333)	$327	$(6)	$(2)	$(8)
Noncurrent Liabilities	(126)	125	(1)	—	(1)
Total Mark-to-Market Derivative (Liabilities)	$(459)	$452	$(7)	$(2)	$(9)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$57	$(1)	$56	$(2)	$54

	As of December 31, 2019
	PSEG Power (A)			PSEG (A)	Consolidated
	Not Designated			Cash Flow Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$636	$(523)	$113	$—	$113
Noncurrent Assets	163	(139)	24	—	24
Total Mark-to-Market Derivative Assets	$799	$(662)	$137	$—	$137
Derivative Contracts
Current Liabilities	$(553)	$522	$(31)	$(5)	$(36)
Noncurrent Liabilities	(139)	138	(1)	—	(1)
Total Mark-to-Market Derivative (Liabilities)	$(692)	$660	$(32)	$(5)	$(37)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$107	$(2)	$105	$(5)	$100

(A)Substantially all of PSEG Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2020 and December 31, 2019.
(B)Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, PSEG Power had net cash collateral (receipts) payments to counterparties of $56 million and $44 million, respectively. Of these net cash collateral (receipts) payments, $(1) million and $(2) million as of September 30, 2020 and December 31, 2019, respectively, were netted against the corresponding net derivative contract positions. Of the $(1) million as of September 30, 2020, $(11) million was netted against current assets, $(1) million was netted against noncurrent assets, and $11 million was netted against noncurrent liabilities. Of the $(2) million as of December 31, 2019, $(1) million was netted against current assets and $(1) million was netted against noncurrent assets.

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $16 million and $35 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, PSEG Power had the contractual right of offset of $11 million and $2 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $5 million and $33 million as of September 30, 2020 and December 31, 2019, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months and nine months ended September 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2020	2019		2020	2019
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$—	Interest Expense	$(5)	$(1)
Total PSEG	$—	$—		$(5)	$(1)

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019		2020	2019
	Millions			Millions
PSEG
Interest Rate Swaps	$(6)	$(24)	Interest Expense	$(11)	$(2)
Total PSEG	$(6)	$(24)		$(11)	$(2)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months and nine months ended September 30, 2020, the amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $(4) million and $(8) million after-tax, respectively. The amount of gain or loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income for the three months and nine months ended September 30, 2019 was $(1) million.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2018	$(2)	$(1)
Loss Recognized in AOCI	(23)	(17)
Less: Loss Reclassified into Income	4	3
Balance as of December 31, 2019	$(21)	$(15)
Loss Recognized in AOCI	(6)	(4)
Less: Loss Reclassified into Income	11	8
Balance as of September 30, 2020	$(16)	$(11)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and nine months ended September 30, 2020 and 2019, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2020	2019	2020	2019
		Millions
PSEG and PSEG Power
Energy-Related Contracts	Operating Revenues	$(49)	$(76)	$155	$385
Energy-Related Contracts	Energy Costs	15	(3)	(51)	(77)
Total PSEG and PSEG Power		$(34)	$(79)	$104	$308

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of September 30, 2020 and December 31, 2019.

Type	Notional	Total	PSEG	PSEG Power	PSE&G
		Millions
As of September 30, 2020
Natural Gas	Dekatherm (Dth)	266	—	266	—
Electricity	MWh	(58)	—	(58)	—
Financial Transmission Rights (FTRs)	MWh	26	—	26	—
Interest Rate Swaps	U.S. Dollars	700	700	—	—
As of December 31, 2019
Natural Gas	Dth	341	—	341	—
Electricity	MWh	(62)	—	(62)	—
FTRs	MWh	13	—	13	—
Interest Rate Swaps	U.S. Dollars	700	700	—	—

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of September 30, 2020. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of September 30, 2020, 99% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$244	$34	$210	3	$120	(A)
Non-Investment Grade	2	—	2	—	—
Total	$246	$34	$212	3	$120

(A)Represents net exposure of $50 million with PSE&G and $70 million with two non-affiliated counterparties.
As of September 30, 2020, collateral held from counterparties where PSEG Power had credit exposure included $1 million in cash collateral and $33 million in letters of credit.
As of September 30, 2020, PSEG Power had 128 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2020, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of September 30, 2020, PSE&G had no net credit exposure with suppliers, including PSEG Power.
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
The following tables present information about PSEG’s, PSE&G’s and PSEG Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2020
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$810	$—	$810	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$63	$(453)	$28	$486	$2
NDT Fund (C)
Equity Securities	$1,219	$—	$1,218	$1	$—
Debt Securities—U.S. Treasury	$203	$—	$—	$203	$—
Debt Securities—Govt Other	$354	$—	$—	$354	$—
Debt Securities—Corporate	$582	$—	$—	$582	$—
Rabbi Trust (C)
Equity Securities	$27	$—	$27	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$43	$—	$—	$43	$—
Debt Securities—Corporate	$134	$—	$—	$134	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(7)	$452	$(17)	$(440)	$(2)
Interest Rate Swaps (D)	$(2)	$—	$—	$(2)	$—
PSE&G
Assets:
Cash Equivalents (A)	$135	$—	$135	$—	$—
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$27	$—	$—	$27	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$63	$(453)	$28	$486	$2
NDT Fund (C)
Equity Securities	$1,219	$—	$1,218	$1	$—
Debt Securities—U.S. Treasury	$203	$—	$—	$203	$—
Debt Securities—Govt Other	$354	$—	$—	$354	$—
Debt Securities—Corporate	$582	$—	$—	$582	$—
Rabbi Trust (C)
Equity Securities	$7	$—	$7	$—	$—
Debt Securities—U.S. Treasury	$14	$—	$—	$14	$—
Debt Securities—Govt Other	$11	$—	$—	$11	$—
Debt Securities—Corporate	$33	$—	$—	$33	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(7)	$452	$(17)	$(440)	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2019
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$50	$—	$50	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$137	$(662)	$19	$770	$10
NDT Fund (C)
Equity Securities	$1,151	$—	$1,150	$1	$—
Debt Securities—U.S. Treasury	$225	$—	$—	$225	$—
Debt Securities—Govt Other	$352	$—	$—	$352	$—
Debt Securities—Corporate	$486	$—	$—	$486	$—
Rabbi Trust (C)
Equity Securities	$28	$—	$28	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$47	$—	$—	$47	$—
Debt Securities—Corporate	$114	$—	$—	$114	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(32)	$660	$(43)	$(646)	$(3)
Interest Rate Swaps (D)	$(5)	$—	$—	$(5)	$—
PSE&G
Assets:
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$9	$—	$—	$9	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$137	$(662)	$19	$770	$10
NDT Fund (C)
Equity Securities	$1,151	$—	$1,150	$1	$—
Debt Securities—U.S. Treasury	$225	$—	$—	$225	$—
Debt Securities—Govt Other	$352	$—	$—	$352	$—
Debt Securities—Corporate	$486	$—	$—	$486	$—
Rabbi Trust (C)
Equity Securities	$8	$—	$8	$—	$—
Debt Securities—U.S. Treasury	$14	$—	$—	$14	$—
Debt Securities—Govt Other	$12	$—	$—	$12	$—
Debt Securities—Corporate	$28	$—	$—	$28	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(32)	$660	$(43)	$(646)	$(3)

(A)Represents money market mutual funds.
(B)Level 1—These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely on settled pricing inputs which come directly from the exchange.
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
(C)The fair value measurement table excludes foreign currency in the NDT Fund of $1 million and $2 million as of September 30, 2020 and December 31, 2019, respectively. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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
(D)Interest rate swaps are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.
(E)Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. See Note 13. Financial Risk Management Activities for additional detail.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details surrounding significant Level 3 valuations as of September 30, 2020 and December 31, 2019.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
	Level 3	Fair Value as of		Valuation	Unobservable		Arithmetic
Commodity	Position	September 30, 2020		Technique(s)	Input	Range	Average
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$2	$(1)	Discounted Cash flow	Load Shaping Cost	0% to 12%	4%
Gas	Gas Physical Contracts	—	(1)	Discounted Cash flow	Historical Basis Adjustment	(50)% to (20)%	(31)%
Total PSEG Power		$2	$(2)
Total PSEG		$2	$(2)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2019		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$10	$—	Discounted Cash flow	Historic Load Variability	0% to 10%
Gas	Gas Physical Contracts	—	(3)	Discounted Cash flow	Average Historical Basis	(50)% to 0%
Total PSEG Power		$10	$(3)
Total PSEG		$10	$(3)

As of September 30, 2020, significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where PSEG Power is a seller, an increase in the load variability would decrease the fair value. For gas-related contracts in cases where PSEG Power is a buyer, an increase in the average historical basis would increase the fair value.
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and nine months ended September 30, 2020 and September 30, 2019, respectively, follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2020

	Three Months Ended September 30, 2020
Description	Balance as of June 30, 2020	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2020
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$10	$(2)	$—	$(8)	$—	$—

	Nine Months Ended September 30, 2020
Description	Balance as of December 31, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2020
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$7	$—	$(14)	$—	$—

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2019

	Three Months Ended September 30, 2019
Description	Balance as of June 30, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2019
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$4	$1	$—	$(4)	$—	$1

	Nine Months Ended September 30, 2019
Description	Balance as of December 31, 2018	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2019
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$1	$10	$—	$(10)	$—	$1

(A)Unrealized gains (losses) in the following table represent the change in derivative assets and liabilities still held as of September 30, 2020 and 2019.
.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)
	Millions
PSEG and PSEG Power
Operating Revenues	$(2)	$(11)	$(2)	$(4)	$12	$(9)	$14	$5
Energy Costs	—	1	4	2	(5)	2	(4)	(4)
Total	$(2)	$(10)	$2	$(2)	$7	$(7)	$10	$1

(B)Includes settlements of $(8) million and $(14) million for the three months and nine months ended September 30, 2020, respectively, and $(3) million and $(9) million for the three months and nine months ended September 30, 2019, respectively.
(C)There were no transfers into or out of Level 3 during the three months and nine months ended September 30, 2020 and 2019.
As of September 30, 2020, PSEG carried $3.5 billion of net assets that are measured at fair value on a recurring basis, of which balances measured using unobservable inputs and classified as Level 3 within the fair value hierarchy were immaterial.
As of September 30, 2019, PSEG carried $2.4 billion of net assets that are measured at fair value on a recurring basis, of which $1 million of net assets was measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of September 30, 2020 and December 31, 2019.

	As of		As of
	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A) (B)	$3,533	$3,629	$2,441	$2,479
PSE&G (B)	10,915	13,328	9,827	11,107
PSEG Power (B)	2,437	2,842	2,840	3,137
Total Long-Term Debt	$16,885	$19,799	$15,108	$16,723

(A)Includes floating-rate term loan of $700 million at PSEG as of September 30, 2020 and December 31, 2019. The fair value of the term loan debt (Level 2 measurement) approximates the carrying value because the interest payments are based on LIBOR rates that are reset monthly and the debt is redeemable at face value by PSEG at any time.
(B)Given that these bonds do not trade actively, the fair value amounts of taxable debt securities (primarily Level 2 measurements) are generally determined by a valuation model that is based on a conventional discounted cash flow methodology. The fair value amounts above do not represent the price at which the outstanding debt may be called for redemption by each issuer under their respective debt agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Other Income (Deductions)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2020
NDT Fund Interest and Dividends	$—	$12	$—	$12
Allowance for Funds Used During Construction	24	—	—	24
Solar Loan Interest	3	—	—	3
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	—	—	—
Other	1	(1)	—	—
Total Other Income (Deductions)	$28	$11	$—	$39
Nine Months Ended September 30, 2020
NDT Fund Interest and Dividends	$—	$39	$—	$39
Allowance for Funds Used During Construction	65	—	—	65
Solar Loan Interest	11	—	—	11
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(36)	—	(36)
Other	5	(3)	—	2
Total Other Income (Deductions)	$81	$—	$—	$81
Three Months Ended September 30, 2019
NDT Fund Interest and Dividends	$—	$14	$—	$14
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	4	—	—	4
Other	4	1	(2)	3
Total Other Income (Deductions)	$22	$15	$(2)	$35
Nine Months Ended September 30, 2019
NDT Fund Interest and Dividends	$—	$44	$—	$44
Allowance for Funds Used During Construction	41	—	—	41
Solar Loan Interest	12	—	—	12
Other	7	(1)	(2)	4
Total Other Income (Deductions)	$60	$43	$(2)	$101

(A)Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Income Taxes
PSEG’s, PSE&G’s and PSEG Power’s effective tax rates for the three months and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
PSEG	17.4%	6.9%	15.7%	11.2%
PSE&G	11.3%	6.5%	15.9%	6.1%
PSEG Power	31.7%	20.9%	20.4%	29.1%

For the three months and nine months ended September 30, 2020, the differences in PSEG’s effective tax rates as compared to the same periods in the prior year were due primarily to the reduction in the 2020 flowback of PSE&G’s excess deferred income tax (EDIT) liabilities as PSE&G refunded all FERC-approved transmission-related EDIT liabilities that are not subject to the normalization rules in 2019. For the three months ended September 30, 2020, the difference in PSEG’s effective tax rate as compared to the statutory tax rate of 28.11% was due primarily to the flowback of PSE&G’s EDIT liabilities and tax repair-related accumulated deferred income taxes. For the nine months ended September 30, 2020, the difference in PSEG’s effective tax rate as compared to the statutory tax rate of 28.11% was due primarily to the flowback of PSE&G’s EDIT liabilities and tax repair-related accumulated deferred income taxes, the benefit of purchasing 2019 net operating losses (NOLs) under the New Jersey Technology Tax Benefit Transfer Program in the first quarter of 2020, and the tax benefit from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits.
For the three months and nine months ended September 30, 2020, the differences in PSE&G’s effective tax rates as compared to the same periods in the prior year were due primarily to the reduction in the 2020 flowback of PSE&G’s EDIT liabilities, as PSE&G refunded all FERC-approved transmission-related EDIT liabilities that are not subject to the normalization rules in 2019, and bad debt related flow-through. For the three months and nine months ended September 30, 2020, the differences in PSE&G’s effective tax rates as compared to the statutory tax rate of 28.11% were due primarily to the flowback of PSE&G’s EDIT liabilities and tax repair-related accumulated deferred income taxes, which increased in the third quarter of 2020 as a result of PSE&G’s IRS PLR, discussed below, offset by bad debt related flow-through.
For the three months ended September 30, 2020, the differences in PSEG Power’s effective tax rate as compared to the same period in the prior year and the statutory tax rate of 28.11% were due primarily to higher pre-tax income from the NDT qualified fund, which is subject to an additional trust tax, and the impact of the retroactive increase in the 2020 New Jersey temporary surtax discussed below. For the nine months ended September 30, 2020 the differences in PSEG Power’s effective tax rate as compared to the same period in the prior year and the statutory tax rate of 28.11% were due primarily to the benefit of purchasing 2019 NOLs under the New Jersey Technology Tax Benefit Transfer Program in 2020 and the tax benefit from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits.
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
In July 2020, the IRS issued final and proposed regulations addressing the limitation on deductible business interest expense contained in the Tax Act. These regulations retroactively allow depreciation to be added back in computing the 30% adjusted taxable income (ATI) cap, increasing the amount of interest that can be deducted by unregulated businesses in years before 2022. For years after 2021, the regulations continue to disallow the addback of depreciation in the computation of ATI, effectively lowering the cap on the amount of deductible business interest. The portion of PSEG’s and PSEG Power’s business interest expense that was disallowed in 2018 and 2019 will now be deductible in those respective years. PSEG is still in the process of analyzing these regulations, which may impact PSEG’s, PSE&G’s and PSEG Power’s financial condition and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
New Jersey State Tax Reform
In September 2020, New Jersey enacted its State Fiscal Year 2021 Budget, which amended the temporary surtax originally enacted into law in 2018, from 1.5% to 2.5% for 2020 and 2021 and extended the 2.5% surtax to 2023. PSE&G continues to be exempt and this amendment will not have a material impact on PSEG’s and PSEG Power’s financial statements.
In July 2018, New Jersey made changes to its income tax laws, including imposing the aforementioned temporary surtax, as well as requiring corporate taxpayers to file in a combined reporting group as defined under New Jersey law starting in 2019. Both provisions include an exemption for public utilities. PSEG believes PSE&G meets the definition of a public utility and, therefore, will not be impacted by the temporary surtax or be included in the combined reporting group. PSEG anticipates New Jersey will be issuing clarifying guidance regarding combined reporting rules. Any further guidance or clarification could impact PSEG’s and PSEG Power’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Three Months Ended September 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2020	$(15)	$(493)	$53	$(455)
Other Comprehensive Income before Reclassifications	—	—	3	3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	4	3	(7)	—
Net Current Period Other Comprehensive Income (Loss)	4	3	(4)	3
Balance as of September 30, 2020	$(11)	$(490)	$49	$(452)

PSEG	Three Months Ended September 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2019	$(18)	$(437)	$23	$(432)
Other Comprehensive Income (Loss) before Reclassifications	—	(20)	13	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	3	(3)	1
Net Current Period Other Comprehensive Income (Loss)	1	(17)	10	(6)
Balance as of September 30, 2019	$(17)	$(454)	$33	$(438)

PSEG	Nine Months Ended September 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$(15)	$(499)	$25	$(489)
Other Comprehensive Income (Loss) before Reclassifications	(4)	—	47	43
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	8	9	(23)	(6)
Net Current Period Other Comprehensive Income (Loss)	4	9	24	37
Balance as of September 30, 2020	$(11)	$(490)	$49	$(452)

PSEG	Nine Months Ended September 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$(1)	$(360)	$(16)	$(377)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting in the Change in the Federal Corporate Income Tax to Retained Earnings	—	(81)	—	(81)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) before Reclassifications	(17)	(23)	54	14
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	10	(5)	6
Net Current Period Other Comprehensive Income (Loss)	(16)	(13)	49	20
Net Change in Accumulated Other Comprehensive Income (Loss)	(16)	(94)	49	(61)
Balance as of September 30, 2019	$(17)	$(454)	$33	$(438)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power	Three Months Ended September 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2020	$—	$(415)	$41	$(374)
Other Comprehensive Income before Reclassifications	—	—	3	3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2	(5)	(3)
Net Current Period Other Comprehensive Income (Loss)	—	2	(2)	—
Balance as of September 30, 2020	$—	$(413)	$39	$(374)

PSEG Power	Three Months Ended September 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2019	$—	$(372)	$18	$(354)
Other Comprehensive Income before Reclassifications	—	(14)	10	(4)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2	(3)	(1)
Net Current Period Other Comprehensive Income (Loss)	—	(12)	7	(5)
Balance as of September 30, 2019	$—	$(384)	$25	$(359)

PSEG Power	Nine Months Ended September 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$—	$(420)	$19	$(401)
Other Comprehensive Income before Reclassifications	—	—	38	38
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	(18)	(11)
Net Current Period Other Comprehensive Income (Loss)	—	7	20	27
Balance as of September 30, 2020	$—	$(413)	$39	$(374)

PSEG Power	Nine Months Ended September 30, 2019
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2018	$—	$(306)	$(13)	$(319)
Cumulative Effect Adjustment to Reclassify Stranded Tax Effects Resulting in the Change in the Federal Corporate Income Tax to Retained Earnings	—	(69)	—	(69)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) before Reclassifications	—	(17)	42	25
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	8	(4)	4
Net Current Period Other Comprehensive Income (Loss)	—	(9)	38	29
Net Change in Accumulated Other Comprehensive Income (Loss)	—	(78)	38	(40)
Balance as of September 30, 2019	$—	$(384)	$25	$(359)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2020			September 30, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(5)	$1	$(4)	$(11)	$3	$(8)
Total Cash Flow Hedges		(5)	1	(4)	(11)	3	(8)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	6	(2)	4	18	(5)	13
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)	(30)	8	(22)
Total Pension and OPEB Plans		(4)	1	(3)	(12)	3	(9)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	11	(4)	7	37	(14)	23
Total Available-for-Sale Debt Securities		11	(4)	7	37	(14)	23
Total		$2	$(2)	$—	$14	$(8)	$6

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2019			September 30, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)	$(2)	$1	$(1)
Total Cash Flow Hedges		(1)	—	(1)	(2)	1	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	7	(2)	5	20	(6)	14
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	2	(8)	(33)	9	(24)
Total Pension and OPEB Plans		(3)	—	(3)	(13)	3	(10)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	6	(3)	3	9	(4)	5
Total Available-for-Sale Debt Securities		6	(3)	3	9	(4)	5
Total		$2	$(3)	$(1)	$(6)	$—	$(6)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2020			September 30, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$5	$(2)	$3	$16	$(5)	$11
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(8)	3	(5)	(25)	7	(18)
Total Pension and OPEB Plans		(3)	1	(2)	(9)	2	(7)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	9	(4)	5	30	(12)	18
Total Available-for-Sale Debt Securities		9	(4)	5	30	(12)	18
Total		$6	$(3)	$3	$21	$(10)	$11

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2019			September 30, 2019
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$6	$(2)	$4	$17	$(5)	$12
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(9)	3	(6)	(28)	8	(20)
Total Pension and OPEB Plans		(3)	1	(2)	(11)	3	(8)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	5	(2)	3	7	(3)	4
Total Available-for-Sale Debt Securities		5	(2)	3	7	(3)	4
Total		$2	$(1)	$1	$(4)	$—	$(4)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$575	$575	$403	$403	$1,474	$1,474	$1,256	$1,256
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	504	504	504	504	504	504
Effect of Stock Based Compensation Awards	—	3	—	3	—	3	—	3
Total Shares	504	507	504	507	504	507	504	507

EPS
Net Income	$1.15	$1.14	$0.80	$0.79	$2.93	$2.91	$2.49	$2.47

Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2020	2019	2020	2019
Per Share	$0.49	$0.47	$1.47	$1.41
In Millions	$248	$238	$743	$713

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended September 30, 2020
Total Operating Revenues	$1,660	$746	$143	$(179)	$2,370
Net Income (Loss) (C)	313	254	8	—	575
Gross Additions to Long-Lived Assets	587	89	2	—	678
Nine Months Ended September 30, 2020
Operating Revenues	$4,999	$2,649	$447	$(894)	$7,201
Net Income (Loss) (C)	1,036	437	1	—	1,474
Gross Additions to Long-Lived Assets	1,777	307	8	—	2,092
Three Months Ended September 30, 2019
Total Operating Revenues	$1,604	$771	$151	$(224)	$2,302
Net Income (Loss)	344	53	6	—	403
Gross Additions to Long-Lived Assets	608	168	3	—	779
Nine Months Ended September 30, 2019
Operating Revenues	$5,018	$3,270	$379	$(1,069)	$7,598
Net Income (Loss) (C)	974	309	(27)	—	1,256
Gross Additions to Long-Lived Assets	1,866	507	10	—	2,383
As of September 30, 2020
Total Assets	$34,833	$12,719	$2,952	$(928)	$49,576
Investments in Equity Method Subsidiaries	$—	$66	$1	$—	$67
As of December 31, 2019
Total Assets	$33,266	$12,805	$2,715	$(1,056)	$47,730
Investments in Equity Method Subsidiaries	$—	$66	$1	$—	$67

(A)Includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent company) and Services.
(B)Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 20. Related-Party Transactions.
(C)Includes an after-tax gain of $86 million in the three months and nine months ended September 30, 2020 related to the sale of PSEG Power’s interest in the Yards Creek generation facility and an after-tax loss of $286 million in the nine months ended September 30, 2019 related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh fossil generation plants. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2020	2019	2020	2019
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$148	$220	$865	$1,099
Administrative Billings from Services (B)	82	72	238	227
Total Billings from Affiliates	$230	$292	$1,103	$1,326

	As of	As of
Related-Party Transactions	September 30, 2020	December 31, 2019
	Millions
Receivable from PSEG (C)	$—	$1
Payable to PSEG Power (A)	$128	$307
Payable to Services (B)	88	83
Payable to PSEG (C)	56	—
Accounts Payable—Affiliated Companies	$272	$390
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$20	$115

PSEG Power
The financial statements for PSEG Power include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2020	2019	2020	2019
	Millions
Billings to Affiliates:
Net Billings to PSE&G (A)	$148	$220	$865	$1,099
Billings from Affiliates:
Administrative Billings from Services (B)	$40	$41	$127	$132

	As of	As of
Related-Party Transactions	September 30, 2020	December 31, 2019
	Millions
Receivable from PSE&G (A)	$128	$307
Receivable from PSEG (C)	26	101
Accounts Receivable—Affiliated Companies	$154	$408
Payable to Services (B)	$22	$5
Accounts Payable—Affiliated Companies	$22	$5
Short-Term Loan to (from) Affiliate (E)	$333	$149
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$58	$115

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)PSE&G has entered into a requirements contract with PSEG Power under which PSEG Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. PSEG Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process and sells ZECs to PSE&G under the ZEC program. The rates in the BGS and BGSS contracts and for the ZEC sales are prescribed by the BPU. BGS and BGSS sales are billed and settled on a monthly basis. ZEC sales are billed on a monthly basis and settled annually following completion of each energy year. In addition, PSEG Power and PSE&G provide certain technical services for each other generally at cost in compliance with FERC and BPU affiliate rules.
(B)Services provides and bills administrative services to PSE&G and PSEG Power at cost. In addition, PSE&G and PSEG Power have other payables to Services, including amounts related to certain common costs, which Services pays on behalf of each of the operating companies.
(C)PSEG files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are NOLs and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits.
(D)PSE&G and PSEG Power have advanced working capital to Services. The amounts are included in Other Noncurrent Assets on PSE&G’s and PSEG Power’s Condensed Consolidated Balance Sheets.
(E)PSEG Power’s short-term loans with PSEG are for working capital and other short-term needs. Interest Income and Interest Expense relating to these short-term funding activities were immaterial.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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
PSEG’s business consists of two reportable segments, our principal direct wholly owned subsidiaries, which are:
•PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in regulated solar generation projects and energy efficiency and related programs in New Jersey, which are regulated by the BPU, and
•PSEG Power—which is a multi-regional energy supply company that integrates the operations of its merchant nuclear and fossil generating assets with its power marketing businesses and fuel supply functions through competitive energy sales in well-developed energy markets primarily in the Northeast and Mid-Atlantic United States through its principal direct wholly owned subsidiaries. In addition, PSEG Power owns and operates solar generation in various states. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency (EPA) and the states in which they operate.
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
EXECUTIVE OVERVIEW OF 2020 AND FUTURE OUTLOOK
We are continuing our transformation into a primarily regulated electric and gas utility that is focused on meeting customer expectations and is aligned with public policy objectives promoting clean energy investments. Our business plan focuses on achieving growth while controlling costs and managing the risks associated with regulatory changes, fluctuating commodity prices and changes in customer demand. In furtherance of these goals, over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G. We also announced in July 2020 that we are exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet, which includes more than 6,750 megawatts (MW) of fossil generation located in New Jersey, Connecticut, New York and Maryland as well as the 467 MW Solar Source portfolio located in various states.
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
The ongoing coronavirus pandemic has not had a material impact on our results of operations, financial condition or cash flows for the nine months ended September 30, 2020. However, the potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, will depend on a number of factors outside of our control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. While we currently cannot estimate the potential impact to our results of operations, financial condition and cash flows, this MD&A includes a discussion of potential effects of a prolonged outbreak.
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. For the five-year period ending December 31, 2024, PSE&G expects to invest between $12.5 billion to $14.7 billion, resulting in an expected compound annual rate base growth of 7% to 8%. These ranges are driven by certain unapproved investment programs, including the Energy Cloud (EC) and Electric Vehicle (EV)/Energy Storage (ES) portions of the Clean Energy Future (CEF) program, any extension of the CEF Energy Efficiency (EE) program beyond the initial three-years approved by the BPU in September 2020, and incremental reliability and resiliency investments anticipated in the 2024 timeframe that we intend to seek approval for under the third phase of existing infrastructure programs. See below for a description of the CEF program.
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
In October 2018, we filed our proposed CEF program with the BPU, a six-year estimated $3.5 billion investment covering four programs; (i) an EE program totaling $2.5 billion of investment designed to achieve energy efficiency targets required under New Jersey’s Clean Energy law; (ii) an EV infrastructure program; (iii) an ES program, which was submitted to the BPU together with the EV infrastructure program in a single filing; and (iv) an EC program which will include installing approximately two million electric smart meters and associated infrastructure. In January 2020, New Jersey released its Energy Master Plan (EMP) which, among other things, recognizes the importance of the State’s EE targets and supported EVs, ES, and advanced metering infrastructure (AMI).
In September 2020, PSE&G reached a settlement with all parties in the CEF-EE proceeding, which the BPU approved. The settlement provides for an investment of $1 billion over a three-year period. Costs will be recovered through annual rate-making, with returns aligned with our most recent base rate case and a ten-year amortization period.
The approval also included a Conservation Incentive Program (CIP), a mechanism that will provide for recovery of lost electric and gas variable margin revenues. The CIP is effective in June 2021 for electric and October 2021 for gas. PSE&G will suspend its gas Weather Normalization Charge (WNC) when the gas CIP deferral period begins.
The BPU has also issued procedural schedules for the CEF-EC and CEF-EV/ES investment program filings, with evidentiary hearings scheduled for the fourth quarter of 2020. In April 2020, PSE&G filed with the BPU an update of its CEF-EC petition to revise certain assumptions, including an updated deployment schedule based on the procedural schedule.
We also continue to invest in transmission infrastructure in order to (i) maintain and enhance system integrity and grid reliability, grid security and safety, (ii) address an aging transmission infrastructure, (iii) leverage technology to improve the operation of the system, (iv) reduce transmission constraints, (v) meet growing demand and (vi) meet environmental requirements and standards set by various regulatory bodies. Our planned capital spending for transmission in 2020-2022 is $2.9 billion.

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
Further, the ongoing coronavirus pandemic has led many state and federal agencies to implement remote working protocols and divert resources to address the pandemic which, if prolonged, could impact regulatory agencies’ ability to review proposed programs and delay the timing of approvals for matters subject to regulatory approval, including parts of our CEF program that is currently before the BPU and the approval of various clause recovery mechanisms.
PSE&G has experienced a reduction in demand from its commercial and industrial (C&I) customers, partially offset by increases in residential demand, and adverse changes to residential and C&I payment patterns, and expects these changes to continue during a prolonged coronavirus pandemic. In October 2020, the state formally extended its moratorium on non-safety related service disconnections for non-payment for residential customers through March 15, 2021. During the moratorium, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect could extend beyond the duration of the coronavirus pandemic. PSE&G’s electric distribution bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. PSE&G has deferred its incremental gas distribution bad debt expense as a result of COVID-19 as a Regulatory Asset and will seek recovery of that cost, as well as other net incremental COVID-19 costs, in its next base rate case as discussed below.
In July 2020, the BPU authorized regulated utilities in New Jersey, including PSE&G, to create a COVID-19-related Regulatory Asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 through September 30, 2021, or 60 days after the New Jersey governor determines that the Public Health Emergency is no longer in effect, or in the absence of such a determination, 60 days from the time the Public Health Emergency automatically terminates by law, whichever is later. Deferred costs are to be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. During the third quarter of 2020, PSE&G recorded a Regulatory Asset related to COVID-19 to defer incremental costs of $35 million. There is no assurance that these costs will ultimately be recovered.
While the impact on our results of operations, financial condition and cash flows for the nine months ended September 30, 2020 has not been material, a prolonged coronavirus pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could materially impact cash from operations, Accounts Receivable and bad debt expense.
PSEG Power
At PSEG Power, we strive to achieve operational excellence and manage costs in order to optimize cash flow generation from our fleet in light of low wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. In the first nine months of 2020, our natural gas and nuclear units generated 16.8 and 24.0 terawatt hours and operated at a capacity factor of 49.0% and 94.2%, respectively. Our commitments for load, such as basic generation service (BGS) in New Jersey and other bilateral supply contracts, are backed by this generation or may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving our obligations. PSEG Power’s hedging practices and ability to capitalize on market opportunities help it to manage some of the volatility of the merchant power business. More than 70% of PSEG Power’s expected gross margin in 2020 relates to hedging of our energy margin, our expected revenues from the capacity market mechanisms, Zero Emission Certificate (ZEC) revenues that commenced in April 2019 and certain ancillary service payments such as reactive power.
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
In the first nine months of 2020, as a result of the ongoing coronavirus pandemic, PSEG Power experienced a decrease in aggregate wholesale electric demand. An extended outbreak could have a material adverse impact on future results of operations and cash flows.

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
PSEG LI
Following the effects of Tropical Storm Isaias, the New York Attorney General initiated an inquiry into PSEG LI’s preparation and response to the storm. In addition, the Department of Public Service within the New York State Public Service Commission launched an investigation of state electric service providers, including PSEG LI, and other state telephone, cable and internet providers into their preparation and restoration efforts following Tropical Storm Isaias. LIPA also initiated its own review of PSEG LI’s performance. PSEG LI agreed with LIPA that it would fund claims by customers for food and medication spoilage costs incurred as a result of being without electric service during the storm up to the amount of incentive compensation earned by PSEG LI in 2020. PSEG LI does not expect the claims to be material. PSEG LI is fully cooperating in each of these inquiries, which remain ongoing. We cannot predict their outcome.
Strategic Alternatives for PSEG Power’s Non-Nuclear Fleet
On July 31, 2020, PSEG announced that it is exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet, which includes more than 6,750 MW of fossil generation located in New Jersey, Connecticut, New York and Maryland as well as the 467 MW Solar Source portfolio located in various states. An exit from the fossil generation business would accelerate PSEG’s transition to a primarily regulated and contracted business, with a zero-carbon generation platform. It is expected to reduce overall business risk and earnings volatility, improve PSEG’s credit profile and is consistent with PSEG’s climate strategy and sustainability efforts, which is to focus on clean energy investments, methane reduction, and zero-carbon generation. PSEG intends to retain ownership of PSEG Power’s existing nuclear fleet. While PSEG is in the preliminary stage of this evaluation, the marketing of a potential transaction in one or a series of steps is anticipated to launch in the fourth quarter of this year, and any potential transaction is expected to be completed sometime in 2021. There is no assurance that the strategic review will result in a sale or other disposition of all or any portion of these assets on terms that are favorable to us, or at all. Any transaction would be subject to market conditions and customary closing conditions, including the receipt of all required regulatory approvals.
Climate Strategy and Sustainability Efforts
For more than a century, our mission has been to provide safe access to an around-the-clock supply of reliable, affordable power. Building on this mission, we believe in a future where customers universally use less energy, the energy they use is cleaner, and its delivery is more reliable and more resilient. In July 2019, we announced that we expect to cut carbon emissions at PSEG Power’s generation fleet by 80% by 2046, from 2005 levels. We have also announced our vision of attaining net zero- carbon emissions by 2050, assuming advances in technology, public policy and customer behavior.
PSE&G has also undertaken a number of initiatives that support the reduction of greenhouse gas (GHG) emissions and the implementation of energy efficiency initiatives. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas infrastructure, and the second phase of this program is expected to replace an additional 875 miles of gas pipes through 2023. The GSMP is designed to significantly reduce gas leaks in our distribution system, which would reduce the release of methane, a GHG, into the air. In addition, PSE&G’s CEF-EE program, which was approved by the BPU in September 2020 and CEF-EV/ES and EC proposals, which are under review by the BPU, are intended to support New Jersey’s EMP through programs designed to help customers increase their energy efficiency, support the expansion of the electric vehicle infrastructure in the State, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. In the first nine months of 2020, our utility continued its efforts to control costs while maintaining strong operational performance and has implemented protocols to ensure that we are providing essential services to our customers during the ongoing coronavirus pandemic in a safe and reliable manner.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first nine months of 2020 as we
•maintained sufficient liquidity,

•maintained solid investment grade credit ratings, and
•increased our indicative annual dividend for 2020 to $1.96 per share.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources, and the impacts of the Tax Cuts and Jobs Act of 2017 (Tax Act) without the issuance of new equity.
Financial Results
The results for PSEG, PSE&G and PSEG Power for the three months and nine months ended September 30, 2020 and 2019 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Earnings (Losses)	2020	2019	2020	2019
	Millions
PSE&G	$313	$344	$1,036	$974
PSEG Power (A)	254	53	437	309
Other (B)	8	6	1	(27)
PSEG Net Income	$575	$403	$1,474	$1,256

PSEG Net Income Per Share (Diluted)	$1.14	$0.79	$2.91	$2.47

(A)Includes an after-tax gain of $86 million in the three and nine months ended September 30, 2020 related to the sale of PSEG Power’s interest in the Yards Creek generation facility and an after-tax loss of $286 million in the nine months ended September 30, 2019 related to the sale of PSEG Power’s ownership interests in the Keystone and Conemaugh fossil generation plants. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions for additional information.
(B)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded an after-tax charge of $32 million in the nine months ended September 30, 2019 related to its investment in leveraged leases. See Item 1. Note 8. Financing Receivables for additional information.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$60	$(4)	$43	$97
Non-Trading MTM Gains (Losses) (C)	$(59)	$(88)	$(59)	$140

(A)NDT Fund Income (Expense) includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 1. Note 9. Trust Investments for additional information. NDT Fund Income (Expense) also includes interest and dividend income and other costs related to the NDT Fund recorded in Other Income (Deductions), interest accretion expense on PSEG Power’s nuclear Asset Retirement Obligation (ARO) recorded in O&M Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.
(B)Net of tax (expense) benefit of $(40) million and $0 million for the three months and $(30) million and $(67) million for the nine months ended September 30, 2020 and 2019, respectively.
(C)Net of tax (expense) benefit of $23 million and $33 million for the three months and $23 million and $(55) million for the nine months ended September 30, 2020 and 2019, respectively.
Our $172 million increase in Net Income for the three months ended September 30, 2020 was driven primarily by

•a gain on the sale of PSEG Power’s ownership interest in the Yards Creek generating facility in 2020 (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions),
•Net unrealized gains in 2020 on equity securities in the NDT Fund as compared to net unrealized losses in 2019 at PSEG Power, and
•higher earnings due to investments in T&D programs at PSE&G.
Our $218 million increase in Net Income for the nine months ended September 30, 2020 was driven primarily by
•a gain on sale of PSEG Power’s ownership interest in the Yards Creek generating facility in 2020,
•an asset impairment in 2019 related to the sale of PSEG Power’s interests in the Keystone and Conemaugh fossil generation plants (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions),
•higher earnings due to investments in T&D programs at PSE&G, and
•higher pension and OPEB credits,
•partially offset by MTM losses in 2020 as compared to gains in 2019 at PSEG Power, and
•a decrease at PSEG Power due to lower average realized prices on lower volumes of electricity sold in PJM and under the BGS contracts, as well as lower capacity revenues, partially offset by a net decrease in fuel costs and higher ZEC revenues starting in mid-April 2020.
The greater emphasis on capital spending in recent years for projects at PSE&G relative to PSEG Power, particularly those on which we receive contemporaneous returns at PSE&G has yielded strong results, which when combined with the cash flow generated by PSEG Power, has allowed us to meet customer needs and address market conditions and investor expectations. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives.
Disciplined Investment
We utilize rigorous criteria and consider a number of external factors, including the economic impact of the ongoing coronavirus pandemic, when determining how and when to efficiently deploy capital. We principally explore opportunities for investment in areas that complement our existing business and provide reasonable risk-adjusted returns. In the first nine months of 2020, we
•made additional investments in T&D infrastructure projects on time and on budget,
•continued to execute our Energy Efficiency and other existing BPU-approved utility programs, and
•continued to evaluate potential offshore wind opportunities.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect us, see Part I, Item 1. Business—Regulatory Issues in our Form 10-K and Item 5. Other Information in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2020 and June 30, 2020 (first and second quarter 2020 10-Qs) and this Quarterly Report on Form 10-Q.
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
PSEG Power’s New Jersey nuclear plants that receive ZEC payments will be subject to the new MOPR. In addition, as a result of FERC’s finding that default procurement auctions such as BGS could be considered subsidies, it is possible that other PSEG units could be subject to the MOPR. Resources that are subject to the MOPR continue to have the ability to justify a bid below the MOPR floor price under the unit-specific exemption. The MOPR floor prices are not expected to prevent either our nuclear units or gas-fired units from clearing in the next RPM auction. A FERC order issued in May 2020 authorizing enhancements to the methodology used by PJM to price energy reserves has created additional uncertainty regarding the impact of the MOPR expansion in future RPM auctions on PSEG Power’s nuclear units that receive ZECs. One of the findings made by FERC in that order will affect how the MOPR offer floors are calculated and could have the effect, in the future, of increasing the price floors for the plants and thereby increasing the risk of being unable to clear in an RPM auction. In addition, if one or more electric distribution zones in New Jersey (or another state) were to become fixed resource requirement (FRR) alternative service areas, procurements needed for that area could provide an alternate means for nuclear units whose ability to clear in RPM auctions was affected by the MOPR to provide capacity within PJM. We cannot predict whether additional changes will be made to the MOPR, or whether changes will occur in the PJM market that would impact our ability to clear any of these units in future RPM auctions.
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
In October 2020, PSEG Power filed with the BPU its ZEC applications for Salem 1, Salem 2 and Hope Creek for the three-year eligibility period starting in June 2022. No other plants applied for ZECs for this eligibility period. The BPU’s schedule to consider these applications includes the BPU Staff issuing their preliminary findings regarding ZEC eligibility and the value of ZEC payments for this period in December 2020, followed by public and evidentiary hearings and a final BPU decision by April 2021. PSEG Power is not aware of any changes from its ZEC application for the first eligibility period that would materially affect its ability to establish eligibility to be awarded ZECs during the second eligibility period. We cannot predict the outcome of either the BPU Staff’s preliminary findings or the BPU’s final determination.
In the event that (i) the ZEC program is overturned or is otherwise materially adversely modified through legal process; (ii) the amount of ZEC payments that may be awarded or other terms and conditions of the second ZEC eligibility period proposed by the BPU Staff in the December 2020 preliminary findings or by the BPU in its final decision differ from those of the current ZEC period; or (iii) any of the Salem 1, Salem 2 and Hope Creek plants is not awarded ZEC payments by the BPU and does not otherwise experience a material financial change, PSEG Power will take all necessary steps to cease to operate all of these plants. Alternatively, if all of the Salem 1, Salem 2 and Hope Creek plants are selected to continue to receive ZEC payments but the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors, PSEG Power will take all necessary steps to cease to operate all of these plants. Ceasing operations of these plants would result in a material adverse impact on PSEG’s and PSEG Power’s results of operations.
Nuclear Refueling Outage
The Salem 1 nuclear generating plant entered a scheduled refueling outage in October 2020, which is expected to continue through mid-December 2020. In light of the COVID-19 pandemic, we have implemented additional health protocols to protect the health and safety of our employees and contractors, including daily health screenings, increased hygiene, physical distancing, PPE requirements and close-contact monitoring. During this outage, the plant’s main generator stator, which has reached the end of its useful life, is being replaced. The process for replacing Salem 1’s generator stator is highly complex. During the outage, we are also performing additional reactor vessel inspections and upgrades. Limitations due to additional health protocols, delays in replacing the main generator stator due to its complexity, or adverse findings from the reactor vessel inspections could result in an extended outage and in turn, lower revenues and increased costs, which could have a material impact on the results of operations of the plant and PSEG Power.
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

Tax Legislation
In July 2020, the Internal Revenue Service (IRS) issued final and proposed regulations addressing the limitation on deductible business interest expense contained in the Tax Act. These regulations retroactively allow depreciation to be added back in computing the 30% adjusted taxable income (ATI) cap, increasing the amount of interest that can be deducted by unregulated businesses in years before 2022. For years after 2021 the regulations continue to disallow the addback of depreciation in the computation of ATI, effectively lowering the cap on the amount of deductible business interest. The portion of PSEG’s and PSEG Power’s business interest expense that was disallowed in 2018 and 2019 will now be deductible in those respective years. PSEG is still in the process of analyzing these regulations, which may impact the financial condition and cash flows of PSEG, PSE&G and PSEG Power.
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
Effective January 1, 2018, the Tax Act established tax laws including, but not limited to, a limitation on deductible interest and limitations on the utilization of net operating losses (NOLs), such as eliminating carrybacks.
In November 2018, the IRS issued proposed regulations addressing the interest disallowance rules contained in the Tax Act. For non-regulated businesses, the Tax Act enacted rules that set a cap on the amount of business interest that can be deducted in a given year. Any amount that is disallowed can be carried forward indefinitely. Amounts recorded under the Tax Act and the CARES Act, such as depreciation and business interest disallowance, are subject to change based on several factors, including but not limited to, the IRS and state taxing authorities issuing additional guidance and/or further clarification. Any such further guidance or clarification could impact PSEG’s, PSE&G’s and PSEG Power’s financial statements. For additional information, see Item 1. Note 16. Income Taxes.
In July 2018, New Jersey made changes to its income tax laws, including requiring corporate taxpayers to file in a combined reporting group as defined under New Jersey law starting in 2019. This provision includes an exemption for public utilities. We believe PSE&G meets the definition of a public utility and, therefore, will not be included in the combined reporting group. We anticipate New Jersey will be issuing clarifying guidance regarding combined reporting rules. Any further guidance or clarification could impact PSEG’s and PSEG Power’s financial statements.
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance to capitalize on or otherwise address regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we must continue to:
•obtain approval of and execute our utility capital investment program, including the remainder of our CEF program and other investments that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,
•focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•successfully manage our energy obligations and re-contract our open supply positions in response to changes in prices and demand,
•advocate for the continuation of the ZEC program and measures to ensure the implementation by PJM, FERC and state regulators of market design and transmission planning rules that continue to promote fair and efficient electricity markets, including recognition of the cost of emissions,
•engage multiple stakeholders, including regulators, government officials, customers, investors and suppliers,
•finalize our analysis of our strategic alternatives for PSEG Power’s non-nuclear generating assets and successfully execute any transactions involving those assets, and
•successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
In addition to the risks described elsewhere in this Form 10-Q, the first and second quarter 2020 10-Qs and in our Form 10-K, for 2020 and beyond, the key issues and challenges we expect our business to confront include:
•regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,

•the continuing impact of the ongoing coronavirus pandemic and the associated economic impact, which could extend beyond the duration of the pandemic,
•the continuing impacts of the Tax and CARES Acts and future changes in federal and state tax laws, and
•the impact of changes in demand, natural gas and electricity prices and increasing environmental compliance costs.
We continually assess a broad range of strategic options to maximize long-term stockholder value. In assessing our options, we consider a wide variety of factors, including the performance and prospects of our businesses; the views of investors, regulators, customers and rating agencies; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:
•the acquisition, construction or disposition of T&D facilities, clean energy investments and/or offshore wind opportunities,
•the disposition or reorganization of our merchant generation business or portions thereof or other existing businesses or the acquisition or development of new businesses, and
•investments in capital improvements and additions, including the installation of environmental upgrades and retrofits, improvements to system resiliency, modernizing existing infrastructure and participation in transmission projects through FERC’s “open window” solicitation process.
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

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,370	$2,302	$68	3	$7,201	$7,598	$(397)	(5)
Energy Costs	775	753	22	3	2,276	2,581	(305)	(12)
Operation and Maintenance	767	745	22	3	2,254	2,251	3	—
Depreciation and Amortization	317	307	10	3	956	928	28	3
(Gain) Loss on Asset Dispositions	(122)	7	(129)	N/A	(122)	402	(524)	N/A
Income from Equity Method Investments	4	3	1	33	10	10	—	—
Net Gains (Losses) on Trust Investments	107	(3)	110	N/A	87	164	(77)	(47)
Other Income (Deductions)	39	35	4	11	81	101	(20)	(20)
Net Non-Operating Pension and OPEB Credits (Costs)	62	55	7	13	186	121	65	54
Interest Expense	149	147	2	1	453	417	36	9
Income Tax (Benefit) Expense	121	30	91	N/A	274	159	115	72

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,660	$1,604	$56	3	$4,999	$5,018	$(19)	—
Energy Costs	663	618	45	7	1,881	2,094	(213)	(10)
Operation and Maintenance	409	388	21	5	1,175	1,165	10	1
Depreciation and Amortization	218	206	12	6	657	620	37	6
Net Gains (Losses) on Trust Investments	1	—	1	N/A	2	1	1	100
Other Income (Deductions)	28	22	6	27	81	60	21	35
Net Non-Operating Pension and OPEB Credits (Costs)	51	46	5	11	154	105	49	47
Interest Expense	97	92	5	5	291	268	23	9
Income Tax Expense (Benefit)	40	24	16	67	196	63	133	N/A

Three Months Ended September 30, 2020 as Compared to 2019
Operating Revenues increased $56 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues decreased $1 million due primarily to
•Gas distribution revenues decreased by $24 million due primarily to a $27 million decrease in the WNC, partially offset by a $3 million increase from the GSMP I and GSMP II.
•Electric and Gas revenues decreased by $11 million due to an increase in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
•Transmission revenues were $25 million higher due primarily to an increase in 2020 revenue requirements attributable to higher rate base investment.
•Electric distribution revenues increased by $9 million due to a $13 million increase from higher volumes, partially offset by a $4 million decrease in the collection of Green Program Recovery Charges (GPRC).
Commodity Revenues increased $42 million as a result of higher Electric revenues, partially offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS or basic gas supply service (BGSS) to retail customers.
•Electric commodity revenues increased $52 million due primarily to $31 million from higher BGS sales volumes and $20 million in higher prices.
•Gas commodity revenues decreased $10 million due primarily to $6 million from lower BGSS sales volumes and a $3 million decrease in prices.
Clause Revenues increased $15 million due primarily to higher SBC revenues of $9 million, a $6 million increase in GPRC deferrals and a $2 million increase in Margin Adjustment Clause (MAC) collections. These increases were partially offset by a $2 million decrease in Tax Adjustment Credit (TAC) deferrals. The changes in the SBC and MAC amounts and the GPRC and TAC deferrals are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on SBC or MAC revenues or GPRC and TAC deferrals.
Other Operating Revenues was flat over the prior year. A $3 million increase in solar renewable energy credits (SREC) included in this component of revenues is entirely offset by changes to Energy Costs.

Energy Costs increased $45 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $21 million due primarily to a $10 million increase in gas maintenance costs, a $10 million increase in appliance service costs, a net $6 million increase in clause and renewable-related expenses, a $5 million increase in storm costs, a $4 million increase in vegetation management and a $9 million increase in other operating expenses. These increases were partially offset by reductions of $12 million and $11 million for COVID-19 related costs and gas bad debt expense, respectively, due primarily to the deferrals recorded in the third quarter as authorized by the BPU. See Note 6. Rate Filings for additional information.
Depreciation and Amortization increased $12 million due primarily to additional plant in service.
Other Income (Deductions) increased $6 million due primarily to an increase in the allowance for funds used during construction (AFUDC).
Net Non-Operating Pension and OPEB Credits (Costs) increased $5 million due primarily to a $4 million increase in the expected return on plan assets and a $3 million decrease in interest cost, partially offset by a $1 million increase in the amortization of the net actuarial loss and a $1 million decrease in the amortization of prior service credit.
Interest Expense increased $5 million due primarily to a $7 million increase from new debt issuances in 2020 and a $1 million increase from net debt issuances in August 2019. These increases were partially offset by a $2 million decrease due to a reduction in short-term borrowings and AFUDC.
Income Tax Expense increased $16 million due primarily to an increase in bad debt flow-through and the reduction in the 2020 flowback of PSE&G’s excess deferred income tax liabilities.
Nine Months Ended September 30, 2020 as Compared to 2019
Operating Revenues decreased $19 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $156 million due primarily to
•Transmission revenues were $163 million higher due to an increase of $89 million in 2020 revenue requirements attributable to higher rate base investment and a decrease in the net flowback to customers of $74 million of certain excess deferred taxes.
•Electric distribution revenues increased $7 million due primarily to a $13 million increase attributable to higher sales volumes, partially offset by a $6 million decrease in GPRC collections.
•Gas distribution revenues decreased $1 million due primarily to a $28 million reduction due to lower volumes and a $3 million decrease in GPRC revenues. These decreases were partially offset by a $21 million increase from the GSMP I and GSMP II and a $9 million increase in WNC.
•Electric and Gas revenues decreased by $13 million due to a net increase in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
Commodity Revenues decreased $285 million as a result of lower Gas revenues and lower Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.
•Gas commodity revenues decreased $146 million due primarily to lower BGSS prices of $87 million and lower BGSS sales volumes of $59 million.
•Electric commodity revenues decreased $139 million due primarily to $143 million in lower BGS prices, partially offset by a $5 million increase in non-utility generation charges.
Clause Revenues increased $40 million due primarily to a $32 million increase in TAC and GPRC deferrals and higher SBC revenues of $15 million. These increases were partially offset by a $6 million decrease in MAC revenues. The changes in TAC and GPRC deferral amounts, SBC and MAC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals, SBC and MAC revenues.
Other Operating Revenues increased by $70 million due primarily to $44 million in ZEC revenues billed since mid-April 2019 and a $28 million increase in SREC revenues. See Item 1. Note 4. Early Plant Retirements/Asset Disposition. The changes in these components of revenues are entirely offset by changes to Energy Costs.

Operating Expenses
Energy Costs decreased $213 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $10 million due primarily to a $17 million increase in gas maintenance costs, a $12 million increase in vegetation management and a $7 million increase in storm costs. These increases were partially offset by a $6 million decrease in distribution corrective and preventative maintenance, a $5 million decrease in injuries and damages, a $4 million net decrease in clause and renewable-related expenses and an $11 million reduction in other operating expenses.
Depreciation and Amortization increased $37 million due primarily to a $32 million increase related to additional plant in service and a $3 million increase in the amortization of Regulatory Assets.
Other Income (Deductions) increased $21 million due primarily to an increase in AFUDC.
Net Non-Operating Pension and OPEB Credits (Costs) increased $49 million due primarily to a $27 million increase in the expected return on plan assets, a $20 million decrease in interest cost and a $6 million decrease in the amortization of the net actuarial loss, partially offset by a $4 million decrease in the amortization of prior service credit.
Interest Expense increased $23 million due primarily to a $16 million increase from net debt issuances in 2020 and a $12 million increase from net debt issuances in May and August 2019. These increases were partially offset by a decrease of $6 million due to a reduction in short-term borrowings and AFUDC.
Income Tax Expense increased $133 million due primarily to higher pre-tax income, the reduction in the 2020 flowback of PSE&G’s excess deferred income tax liabilities and an increase in bad debt flow-through.

PSEG Power

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2020	2019	2020 vs. 2019		2020	2019	2020 vs. 2019
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$746	$771	$(25)	(3)	$2,649	$3,270	$(621)	(19)
Energy Costs	290	359	(69)	(19)	1,289	1,556	(267)	(17)
Operation and Maintenance	213	233	(20)	(9)	679	736	(57)	(8)
Depreciation and Amortization	91	93	(2)	(2)	276	282	(6)	(2)
(Gain) Loss on Asset Dispositions	(122)	7	(129)	N/A	(122)	402	(524)	N/A
Income from Equity Method Investments	4	3	1	33	10	10	—	—
Net Gains (Losses) on Trust Investments	103	(4)	107	N/A	79	160	(81)	(51)
Other Income (Deductions)	11	15	(4)	(27)	—	43	(43)	(100)
Net Non-Operating Pension and OPEB Credits (Costs)	8	8	—	—	25	14	11	79
Interest Expense	28	34	(6)	(18)	92	85	7	8
Income Tax Expense (Benefit)	118	14	104	N/A	112	127	(15)	(12)

Three Months Ended September 30, 2020 as Compared to 2019
Operating Revenues decreased $25 million due primarily to changes in generation revenues.
Generation Revenues decreased $24 million due primarily to
•a net decrease of $30 million due to lower generation in the PJM region primarily due to the sale of our ownership interests in Keystone and Conemaugh generation plants in 2019 coupled with lower prices in the PJM region. This was partially offset by higher volumes sold under our load contract obligations in the PJM and New England (NE) regions, and
•a decrease of $18 million in electricity sold under our BGS contracts primarily due to lower volumes coupled with lower prices,
•partially offset by a net increase of $23 million due to less MTM losses in 2020 as compared to 2019. Of this amount, there was a $41 million increase due to changes in forward prices this year as compared to last year, partially offset by an $18 million decrease due to more losses on positions reclassified to realized upon settlement.
Gas Supply Revenues decreased $1 million due primarily to
•a net decrease of $6 million in sales under the BGSS contract, primarily due to lower average sales prices, and
•a decrease of $5 million due to MTM losses in 2020, primarily due to changes in forward prices,
•partially offset by a net increase of $10 million related to sales to third parties, of which $23 million was due to higher volumes sold, partially offset by $13 million due to lower average sales prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $69 million due to
Generation costs decreased $57 million due primarily to
•a net decrease of $51 million in fuel costs primarily in the PJM region reflecting utilization of lower gas volumes and lower gas prices coupled with the utilization of lower volumes of coal due to the sale of our ownership interests in Keystone and Conemaugh generation plants, and
•a net decrease of $21 million due to higher MTM gains in 2020 as compared to 2019. Of this amount, there was a $15 million decrease due to changes in forward prices this year as compared to last year coupled with a $6 million decrease due to more gains on positions reclassified to realized upon settlement,
•partially offset by a net increase of $10 million primarily due to increased renewable energy credit obligations in the PJM and NE regions.
Gas costs decreased $12 million due mainly to
•a net decrease of $20 million related to sales under the BGSS contract, which was primarily due to a net decrease in the average cost of gas. Included in the average cost of gas were $11 million of interstate gas pipeline refunds due to a settlement on pipeline rates from prior periods,
•partially offset by a net increase of $8 million related to sales to third parties, of which $21 million was due to higher volumes sold, partially offset by $13 million due to a decrease in the average cost of gas.
Operation and Maintenance decreased $20 million due primarily to a net decrease at our fossil plants due to the sale of our ownership interests in the Keystone and Conemaugh generation plants in 2019 and our ownership interest in the Yards Creek generation facility in September 2020, coupled with higher planned outage costs in 2019.
Depreciation and Amortization decreased $2 million due primarily to a net decrease at our nuclear plants due to the Peach Bottom License Renewal that was approved by the NRC in March 2020, partially offset by an increased asset base.
(Gain) Loss on Asset Dispositions reflects a gain on the sale of our ownership interest in the Yards Creek generation facility in September 2020 and a loss related to the sale of our ownership interests in the Keystone and Conemaugh generation plants in 2019. (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions).
Net Gains (Losses) on Trust Investments increased $107 million due primarily to a $55 million increase resulting from net unrealized gains in 2020 as compared to net unrealized losses in 2019 on equity investments in the NDT Fund and a $52 million increase in net realized gains on NDT Fund investments.
Interest Expense decreased $6 million due primarily to an April 2020 debt maturity.
Income Tax Expense increased $104 million due primarily to higher pre-tax income, including higher pre-tax income from the NDT qualified fund, which is subject to an additional trust tax, and the impact of the increase in the 2020 New Jersey temporary surtax.
Nine Months Ended September 30, 2020 as Compared to 2019
Operating Revenues decreased $621 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $524 million due primarily to

•a net decrease of $313 million due to MTM losses in 2020 as compared to MTM gains in 2019. Of this amount, there was a $164 million decrease due to losses on positions reclassified to realized upon settlement in 2020 compared to gains in 2019 coupled with a $149 million decrease due to changes in forward prices this year as compared to last year,
•a net decrease of $143 million due primarily to lower average realized prices in PJM, NE and NY regions coupled with lower volumes sold in the PJM region primarily due to the sale of our ownership interests in Keystone and Conemaugh generation plants. This was partially offset by higher volumes of electricity sold in the NE region, primarily due to the commencement of commercial operations of Bridgeport Harbor Unit 5 (BH5) in Connecticut in June 2019 and higher volumes of electricity sold in the NY region,
•a net decrease of $67 million in capacity revenues due primarily to decreases in auction prices in the PJM region coupled with lower volumes due to the sale of our ownership interests in the Keystone and Conemaugh generation plants, and
•a decrease of $66 million in electricity sold under our BGS contracts primarily due to lower volumes coupled with lower prices,
•partially offset by an increase of $70 million due to ZEC revenues that started in mid-April 2019.
Gas Supply Revenues decreased $97 million due primarily to
•a decrease of $107 million in sales under the BGSS contract, of which $64 million was due to a decrease in sales volumes and $43 million was due to lower average sales prices, and
•a decrease of $9 million due to MTM losses in 2020, primarily due to changes in forward prices,
•partially offset by a net increase of $19 million related to sales to third parties, of which $80 million was due to higher volumes sold, partially offset by $61 million due to lower average sales prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $267 million due to
Generation costs decreased $180 million due primarily to
•a net decrease of $159 million in fuel costs, reflecting lower gas prices in the PJM and NY regions coupled with the utilization of lower volumes of coal in the PJM region primarily due to the sale of our ownership interests in Keystone and Conemaugh generation plants, and lower volumes of gas in the PJM region. This was partially offset by utilization of higher volumes of gas in the NE region at higher prices due to the commencement of commercial operations of BH5 in June 2019 coupled with utilization of higher volumes of gas in the NY region, and
•a net decrease of $46 million due to higher MTM gains in 2020 as compared to 2019. Of this amount, there was a $34 million decrease due to changes in forward prices this year as compared to last year coupled with a $12 million decrease due to higher gains on positions reclassified to realized upon settlement in 2020 as compared to 2019,
•partially offset by a net increase of $21 million in emission costs primarily due to New Jersey reentering the RGGI program beginning in 2020, and
•an $11 million increase due to a net lower of cost or market adjustment on oil inventory caused by a decrease in oil demand and pricing earlier in 2020.
Gas costs decreased $87 million due mainly to
•a decrease of $106 million related to sales under the BGSS contract, of which $58 million was due to a decrease in the average cost of gas and $48 million was due to a decrease in send out volumes. Included in the average cost of gas were $18 million of interstate gas pipeline refunds due to a settlement on pipeline rates from prior periods,
•partially offset by a net increase of $19 million related to sales to third parties, of which $74 million was due to higher volumes sold, partially offset by $55 million due to a decrease in the average cost of gas.
Operation and Maintenance decreased $57 million due primarily to a net decrease at our fossil plants due to the sale of our ownership interests in the Keystone and Conemaugh generation plants in 2019 and our ownership interest in the Yards Creek generation facility in September 2020, coupled with lower planned outage costs in 2020.

Depreciation and Amortization decreased $6 million due primarily to a $6 million net decrease at our nuclear plants due to the Peach Bottom License Renewal that was approved by the NRC in March 2020, partially offset by an increased asset base. This decrease was coupled with a $1 million net decrease at our fossil plants, primarily due to the sale of our ownership interests in the Keystone and Conemaugh generation plants in 2019, partially offset by an increase due to BH5 being placed into service in June 2019.
(Gain) Loss on Asset Dispositions reflects a gain on the sale of our ownership interest in the Yards Creek generation facility in September 2020 and a loss on the sale of our ownership interests in the Keystone and Conemaugh generation plants in 2019. (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions).
Net Gains (Losses) on Trust Investments decreased $81 million due primarily to a $116 million decrease resulting from net unrealized losses in 2020 as compared to net unrealized gains in 2019 on equity investments in the NDT Fund, partially offset by a $37 million increase in net realized gains on NDT Fund investments.
Other Income (Deductions) decreased $43 million primarily due to purchases of net operating losses in 2020 under New Jersey’s Technology Tax Benefit Transfer Program and lower interest and dividend income on NDT Fund investments.
Net Non-Operating Pension and OPEB Credits (Costs) increased $11 million due to a $7 million decrease in interest cost, a $5 million increase in the expected return on plan assets, and a $3 million decrease in the amortization of the net actuarial loss, partially offset by a $3 million increase in co-owner charges and a $1 million decrease in the amortization of prior service credit.
Interest Expense increased $7 million due primarily to lower capitalized interest as a result of BH5 being placed into service in 2019, partially offset by an April 2020 debt maturity.
Income Tax Expense decreased $15 million due primarily to the benefit from the 2019 net operating losses purchased under the New Jersey Technology Tax Benefit Transfer Program in 2020, and the tax benefit from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits, offset by higher pre-tax income and changes in uncertain tax positions unrelated to the settlement of the 2011-2016 federal income tax audits.
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
For the nine months ended September 30, 2020, our operating cash flow decreased $192 million as compared to the same period in 2019. The net decrease was primarily due to the net changes from our subsidiaries, as discussed below, offset by net tax refunds in 2020 as compared to net tax payments in 2019 at the parent company and lower tax payments in 2020 at Energy Holdings.
Given the current economic challenges, PSE&G has informed both our residential customers and state regulators that all non-safety related service disconnections for non-payment will be temporarily suspended. In addition, the current economic conditions have adversely impacted residential and C&I customer payment patterns. During the moratorium, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will extend beyond the duration of the coronavirus pandemic. While the impact on our results of operations, financial condition and cash flows for the nine months ended September 30, 2020 has not been material, a prolonged coronavirus pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, is expected to materially impact cash from operations, Accounts Receivable and bad debt expense.
PSE&G
PSE&G’s operating cash flow decreased $57 million from $1,481 million to $1,424 million for the nine months ended September 30, 2020, as compared to the same period in 2019, due primarily to tax payments in 2020 as compared to tax refunds in 2019, a decrease of $97 million from higher accounts receivable in 2020 and a net decrease of $50 million deferred as Regulatory Assets due to storm and COVID-19 costs, reduced revenues from a warmer than normal winter, and an increase in the TAC with a partial offsetting decrease in transmission formula rate true-ups. These decreases were partially offset by a $123 million increase largely due to lower BGS payments from decreased sales and higher earnings.

PSEG Power
PSEG Power’s operating cash flow decreased $362 million from $1,362 million to $1,000 million for the nine months ended September 30, 2020, as compared to the same period in 2019, due to a $313 million reduction resulting from an increase in counterparty cash collateral posting requirements in 2020 as compared to a significant reduction in postings in 2019, and tax payments in 2020 as compared to tax refunds in 2019, partially offset by higher earnings.
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
In March 2020, PSEG entered into a $300 million, 364-day term loan agreement. In April 2020, PSEG entered into two 364-day term loan agreements for $200 million and $300 million which were prepaid in August 2020. These term loans are not included in the credit facility amounts presented in the following table.
Our total credit facilities and available liquidity as of September 30, 2020 were as follows:

Company/Facility	As of September 30, 2020
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$13	$1,487
PSE&G	600	17	583
PSEG Power	2,100	175	1,925
Total	$4,200	$205	$3,995

As of September 30, 2020, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon as we continue to monitor the impact and volatility of the ongoing coronavirus pandemic on cash flows and capital market conditions. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $844 million and $974 million as of September 30, 2020 and December 31, 2019, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,
•PSEG has a $700 million floating rate term loan maturing in November 2020,
•PSE&G has $9 million of 7.04% Medium-Term Notes (MTN), Series A, maturing in November 2020, $300 million of 1.90% MTN, Series K, maturing in March 2021 and $134 million of 9.25% Mortgage Bonds Series CC maturing in June 2021, and
•PSEG Power has a $700 million 3.00% Senior Note maturing in June 2021 and a $250 million 4.15% Senior Note maturing in September 2021.
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

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
	Millions
Operating Revenues (A)	$2,592	$4,315
Operating Income	$518	$451
Net Income	$440	$484

(A)Operating Revenues include sales to affiliates of $883 million and $1,463 million, respectively for the nine months ended September 30, 2020 and year ended December 31, 2019, respectively.

	As of	As of
	September 30, 2020	December 31, 2019
	Millions
Current Receivables from Subsidiaries and Affiliates	$2,380	$2,456
Total Current Assets	$3,395	$3,559
Noncurrent Receivables from Affiliates	$17	$17
Total Noncurrent Assets	$7,194	$7,025

Current Payables to Subsidiaries and Affiliates	$259	$218
Total Current Liabilities	$1,740	$1,155
Noncurrent Payables to Affiliates	$58	$115
Total Noncurrent Liabilities	$4,052	$4,934

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
Credit Ratings
If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Credit Ratings shown are for securities that we typically issue. Outlooks are shown for Issuer Credit Ratings (Moody’s) and Corporate Credit Ratings (S&P) and can be Stable, Negative, or Positive. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security. In August 2020, S&P lowered PSEG Power’s Senior Note rating to BBB from BBB+.

	Moody’s (A)	S&P (B)
PSEG
Outlook	Stable	Stable
Senior Notes	Baa1	BBB
Commercial Paper	P2	A2
PSE&G
Outlook	Stable	Stable
Mortgage Bonds	Aa3	A
Commercial Paper	P1	A2
PSEG Power
Outlook	Stable	Stable
Senior Notes	Baa1	BBB

(A)Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.
(B)S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities.

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures at PSEG Power and Services as compared to amounts disclosed in our 2019 Form 10-K.
In September 2020, the BPU issued an Order approving our CEF-EE program, authorizing PSE&G to spend $1 billion to achieve energy efficiency targets required under New Jersey’s Clean Energy law over a three-year period. The CEF-EE program was not included in PSE&G’s projected capital expenditures disclosed in our 2019 Form 10-K. See Executive Overview of 2020 and Future Outlook for additional information.
PSE&G
During the nine months ended September 30, 2020, PSE&G made capital expenditures of $1,777 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $77 million, which are included in operating cash flows.
PSEG Power
During the nine months ended September 30, 2020, PSEG Power made capital expenditures of $147 million, excluding $160 million for nuclear fuel, primarily related to various nuclear, solar and fossil projects.
ACCOUNTING MATTERS
For information related to recent accounting matters, see Item 1. Note 2. Recent Accounting Standards.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
From July through September 2020, MTM VaR was relatively stable between a low of $5 million and a high of $12 million at the 95% confidence level. The range of VaR was narrower for the three months ended September 30, 2020 as compared with the year ended December 31, 2019.

	MTM VaR
	Three Months Ended September 30, 2020	Year Ended December 31, 2019
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$7	$9
Average for the Period	$8	$12
High	$12	$35
Low	$5	$5
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$11	$14
Average for the Period	$12	$19
High	$19	$54
Low	$8	$8

See Item 1. Note 13. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.CONTROLS AND PROCEDURES
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
Internal Controls
PSEG, PSE&G and PSEG Power
There have been no changes in internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the Form 10-K, see Part I, Item 1. Note 11. Commitments and Contingent Liabilities and Item 5. Other Information in the first and second quarter 2020 10-Qs and in this Quarterly Form 10-Q.

ITEM 1A.RISK FACTORS
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our Form 10-K and Part II, Item 1A in the first quarter 2020 10-Q, which describes various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. We expect that the risks and uncertainties described in this Form 10-Q, our first quarter 2020 10-Q and our Form 10-K will be further adversely impacted by the ongoing coronavirus pandemic and any related, sustained economic downturn, which could extend beyond the duration of the pandemic. In addition to the foregoing, the following risk factor should be read together with the risk factors in our first quarter 2020 10-Q and our Form 10-K.
The timeline and ultimate outcome of PSEG’s exploration of strategic alternatives relating to its non-nuclear generating fleet is uncertain.
In July 2020, PSEG announced that it was exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet with the intention of accelerating the transformation of PSEG into a primarily regulated electric and gas utility, with a contracted generation business. PSEG further announced that it was then in the preliminary stages of this process and it anticipated beginning the marketing process in the fourth quarter of 2020, with the expectation that the process would be completed sometime in 2021.
The timeline and ultimate outcome of this process are uncertain. The ability of PSEG to divest all or a portion of these assets, and the applicable terms, conditions and timeline, will depend in large part on the participation of potentially interested parties and the value such parties place on the applicable assets. It is possible that third parties may wish to acquire all, a portion or none of the applicable assets, and the value that such third parties may place on such assets is uncertain. The process may further be impacted by, among other things, global and domestic market and economics conditions, conditions generally impacting the fossil and solar generating industries and changes in the regulatory environment. Any transaction agreement that

PSEG may enter into will contain various terms and conditions, and it is possible that even if entered into, such transaction may fail to be completed. It is also possible that such a transaction could be completed on a shorter timeline than currently anticipated.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2019, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to vest in 2020. There are no remaining shares available for repurchase under the plan.

ITEM 5. OTHER INFORMATION
Certain information reported in the Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the Form 10-K and first and second quarter 2020 10-Qs. References are to the related pages on the Form 10-K and the first quarter and second quarter 2020 10-Qs.
State Regulation
Energy Efficiency Initiatives
December 31, 2019 Form 10-K page 19 and June 30, 2020 Form 10-Q page 92. In May 2018, the New Jersey governor signed legislation that requires the State’s electric and gas utilities to implement energy efficiency programs that are expected to achieve energy savings targets for electric and gas usage within five years of the utilities’ implementation of those BPU-approved energy efficiency programs. In June 2020, the BPU issued an order finalizing this stakeholder process, setting forth its conclusions and directives regarding utility energy efficiency programs, including the appropriate scope of utility programs versus programs run by the State, as well as utility cost recovery and the measurement of utility performance in achieving the State’s energy savings goals. In September 2020, PSE&G reached a settlement with all parties in the CEF-EE proceeding, which the BPU approved. The settlement provides for an investment of $1 billion over a three-year period. Costs will be recovered through annual rate-making, with returns aligned with our most recent base rate case and a ten-year amortization period.
In May 2020, the BPU initiated a stakeholder proceeding to consider the role of the State’s electric utilities in developing an EV ecosystem. In September 2020, the Board issued an order adopting a “shared responsibility model” pursuant to which the utilities’ role would be primarily to prepare sites for publicly accessible charging infrastructure. The order does not require PSE&G to refile its pending CEF–EV proposal.
New Jersey Solar Initiatives
December 31, 2019 Form 10-K page 19 and March 31, 2020 Form 10-Q pg. 82. Pursuant to New Jersey’s Clean Energy Act of 2018, the BPU was required to undertake several initiatives in connection with New Jersey’s solar energy market.
The BPU established a “Community Solar Energy Pilot Program,” permitting customers to participate in solar energy projects remotely located from their properties, and allowing for bill credits related to that participation effective in February 2019. The BPU is currently engaged in a stakeholder process with the State’s EDCs and others regarding issues including minor modifications to the community solar pilot program, discussions regarding the potential implementation of consolidated billing for the benefit of project developers and participants, and developing a cost recovery mechanism for the EDCs.
The New Jersey Clean Energy Act of 2018 required the BPU to close the existing solar renewable energy certificate (SREC) program to new applications at the earlier of June 1, 2021 or the date at which 5.1% of New Jersey retail electric sales are derived from solar. The 5.1% threshold was attained and the SREC market was closed to new applications on April 30, 2020, with limited exceptions related to the impact of COVID-19 on projects under development. Solar projects that failed to achieve commercial operation before April 30, 2020 may be entitled to receive transition renewable energy certificates (TRECs) for each megawatt hour of solar production. The New Jersey electric distribution companies (EDCs), including PSE&G, are required to purchase, using the services of a TREC administrator, TRECs from solar projects at rates set by the BPU. PSE&G filed for rate recovery of these costs in April 2020. In August 2020, the BPU approved PSE&G’s rate recovery filing. The BPU is continuing to work with the state’s EDCs to establish the mechanisms for implementing the transition incentive program.
Environmental Matters
Environmental Justice
In September 2020, the New Jersey governor signed legislation that enacted an environmental justice process for applicants seeking environmental permits, including those emission permits regulated under Title V of the Clean Air Act, for facilities located in what the law defines as overburdened communities. With this law, New Jersey has embarked on a path toward a declared legislative goal that no community should bear “a disproportionate share of the adverse environmental and public health consequences that accompany New Jersey’s economic growth.” In some cases, this process may result in permit denials, and in others, the imposition of permit conditions to alleviate adverse impacts. The law does not go into effect until the New Jersey Department of Environmental Protection (NJDEP) adopts implementing regulations. The NJDEP’s initial action is to publish a list of environmental justice communities within 120 days of passage of the law. PSEG has multiple facilities with Title V permits that would potentially be subject to the requirements of the regulations depending on the final structure of the rules and list of overburdened communities. We cannot estimate the impact of this action on our business or operations at this time.

ITEM 6.EXHIBITS
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
Date: October 30, 2020

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
Date: October 30, 2020

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
Date: October 30, 2020