Form 10-Q
period 2021-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2021-05-05
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 20, 2021, Public Service Enterprise Group Incorporated had outstanding 505,479,706 shares of its sole class of Common Stock, without par value.
As of April 20, 2021, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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
ii

•the absence of a long-term legislative or other solution for our New Jersey nuclear plants that sufficiently values them for their carbon-free, fuel diversity and resilience attributes, or the impact of the current or subsequent payments for such attributes being materially adversely modified through legal proceedings;
•adverse changes in energy industry laws, policies and regulations, including market structures and transmission planning and transmission returns;
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
OPERATING REVENUES	$2,889	$2,781
OPERATING EXPENSES
Energy Costs	1,029	906
Operation and Maintenance	778	754
Depreciation and Amortization	341	324
Total Operating Expenses	2,148	1,984
OPERATING INCOME	741	797
Income from Equity Method Investments	3	3
Net Gains (Losses) on Trust Investments	60	(221)
Other Income (Deductions)	25	4
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	82	62
Interest Expense	(146)	(153)
INCOME BEFORE INCOME TAXES	765	492
Income Tax Benefit (Expense)	(117)	(44)
NET INCOME	$648	$448
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	504
DILUTED	507	507
NET INCOME PER SHARE:
BASIC	$1.29	$0.89
DILUTED	$1.28	$0.88

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
NET INCOME	$648	$448
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $26 and $(6) for 2021 and 2020, respectively	(42)	8
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0 and $1 for 2021 and 2020, respectively	1	(3)
Pension/OPEB adjustment, net of tax (expense) benefit of $(2) and $(1) for 2021 and 2020, respectively	3	3
Other Comprehensive Income (Loss), net of tax	(38)	8
COMPREHENSIVE INCOME	$610	$456

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$803	$543
Accounts Receivable, net of allowance of $232 in 2021 and $196 in 2020	1,476	1,410
Tax Receivable	7	63
Unbilled Revenues, net of allowance of $7 in 2021 and $10 in 2020	187	229
Fuel	129	277
Materials and Supplies, net	609	601
Prepayments	76	51
Derivative Contracts	29	60
Regulatory Assets	249	369
Other	30	27
Total Current Assets	3,595	3,630
PROPERTY, PLANT AND EQUIPMENT	49,063	48,569
Less: Accumulated Depreciation and Amortization	(11,277)	(10,984)
Net Property, Plant and Equipment	37,786	37,585
NONCURRENT ASSETS
Regulatory Assets	3,832	3,872
Operating Lease Right-of-Use Assets	255	262
Long-Term Investments	512	536
Nuclear Decommissioning Trust (NDT) Fund	2,525	2,501
Long-Term Tax Receivable	43	—
Long-Term Receivable of Variable Interest Entity (VIE)	950	945
Rabbi Trust Fund	238	266
Other Intangibles	163	158
Derivative Contracts	19	9
Other	288	286
Total Noncurrent Assets	8,825	8,835
TOTAL ASSETS	$50,206	$50,050

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2021	December 31, 2020
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,429	$1,684
Commercial Paper and Loans	665	1,063
Accounts Payable	984	1,332
Derivative Contracts	26	21
Accrued Interest	173	126
Accrued Taxes	160	124
Clean Energy Program	86	143
Obligation to Return Cash Collateral	94	98
Regulatory Liabilities	271	294
Other	658	637
Total Current Liabilities	4,546	5,522
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,630	6,502
Regulatory Liabilities	2,659	2,707
Operating Leases	244	252
Asset Retirement Obligations	1,224	1,212
OPEB Costs	727	730
OPEB Costs of Servco	706	699
Accrued Pension Costs	1,079	1,128
Accrued Pension Costs of Servco	223	226
Environmental Costs	245	286
Derivative Contracts	2	4
Long-Term Accrued Taxes	81	88
Other	217	214
Total Noncurrent Liabilities	14,037	14,048
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	15,346	14,496
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2021 and 2020—534 shares	5,013	5,031
Treasury Stock, at cost, 2021 and 2020—30 shares	(902)	(861)
Retained Earnings	12,708	12,318
Accumulated Other Comprehensive Loss	(542)	(504)
Total Stockholders’ Equity	16,277	15,984
Total Capitalization	31,623	30,480
TOTAL LIABILITIES AND CAPITALIZATION	$50,206	$50,050

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$648	$448
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	341	324
Amortization of Nuclear Fuel	49	47
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	43	33
Provision for Deferred Income Taxes (Other than Leases) and ITC	96	18
Non-Cash Employee Benefit Plan (Credits) Costs	(44)	(26)
Leveraged Lease (Income), (Gains) and Losses, Adjusted for Rents Received and Deferred Taxes	16	18
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	46	(106)
Cost of Removal	(27)	(24)
Net Change in Regulatory Assets and Liabilities	(28)	(80)
Net (Gains) Losses and (Income) Expense from NDT Fund	(68)	209
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	66	16
Accrued Taxes	(44)	71
Cash Collateral	(44)	55
Other Current Assets and Liabilities	(30)	120
Employee Benefit Plan Funding and Related Payments	(3)	10
Other	10	20
Net Cash Provided By (Used In) Operating Activities	1,027	1,153
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(633)	(720)
Purchase of Emission Allowances and RECs	(12)	(29)
Proceeds from Sales of Trust Investments	662	609
Purchases of Trust Investments	(660)	(619)
Other	19	35
Net Cash Provided By (Used In) Investing Activities	(624)	(724)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(598)	(353)
Proceeds from Short-Term Loans	500	300
Payment of Short-Term Loans	(300)	—
Issuance of Long-Term Debt	900	600
Redemption of Long-Term Debt	(300)	—
Cash Dividends Paid on Common Stock	(258)	(248)
Other	(78)	(62)
Net Cash Provided By (Used In) Financing Activities	(134)	237
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	269	666
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	572	176
Cash, Cash Equivalents and Restricted Cash at End of Period	$841	$842
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(25)	$(14)
Interest Paid, Net of Amounts Capitalized	$95	$91
Accrued Property, Plant and Equipment Expenditures	$258	$378

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2020	534	$5,031	(30)	$(861)	$12,318	$(504)	$15,984
Net Income	—	—	—	—	648	—	648
Other Comprehensive Income (Loss), net of tax (expense) benefit of $24	—	—	—	—	—	(38)	(38)
Comprehensive Income							610
Cash Dividends at $0.51 per share on Common Stock	—	—	—	—	(258)	—	(258)
Other	—	(18)	—	(41)	—	—	(59)
Balance as of March 31, 2021	534	$5,013	(30)	$(902)	$12,708	$(542)	$16,277

Balance as of December 31, 2019	534	$5,003	(30)	$(831)	$11,406	$(489)	$15,089
Net Income	—	—	—	—	448	—	448
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(6)	—	—	—	—	—	8	8
Comprehensive Income							456
Cumulative Effect Adjustment for Current Expected Credit Losses (CECL)	—	—	—	—	(2)	—	(2)
Cash Dividends at $0.49 per share on Common Stock	—	—	—	—	(248)	—	(248)
Other	—	(9)	—	(37)	—	—	(46)
Balance as of March 31, 2020	534	$4,994	(30)	$(868)	$11,604	$(481)	$15,249

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
OPERATING REVENUES	$2,073	$1,883
OPERATING EXPENSES
Energy Costs	849	708
Operation and Maintenance	424	386
Depreciation and Amortization	241	222
Total Operating Expenses	1,514	1,316
OPERATING INCOME	559	567
Net Gains (Losses) on Trust Investments	1	—
Other Income (Deductions)	28	27
Net Non-Operating Pension and OPEB Credits (Costs)	66	51
Interest Expense	(98)	(96)
INCOME BEFORE INCOME TAXES	556	549
Income Tax Benefit (Expense)	(79)	(109)
NET INCOME	$477	$440

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
NET INCOME	$477	$440
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $1 and $0 for 2021 and 2020, respectively	(3)	—
COMPREHENSIVE INCOME	$474	$440

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$631	$204
Accounts Receivable, net of allowance of $232 in 2021 and $196 in 2020	1,085	1,004
Unbilled Revenues, net of allowance of $7 in 2021 and $10 in 2020	187	229
Materials and Supplies, net	220	217
Prepayments	22	14
Regulatory Assets	249	369
Other	17	13
Total Current Assets	2,411	2,050
PROPERTY, PLANT AND EQUIPMENT	36,771	36,300
Less: Accumulated Depreciation and Amortization	(7,292)	(7,149)
Net Property, Plant and Equipment	29,479	29,151
NONCURRENT ASSETS
Regulatory Assets	3,832	3,872
Operating Lease Right-of-Use Assets	96	99
Long-Term Investments	217	222
Rabbi Trust Fund	43	51
Other	139	136
Total Noncurrent Assets	4,327	4,380
TOTAL ASSETS	$36,217	$35,581

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2021	December 31, 2020
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$134	$434
Commercial Paper and Loans	—	100
Accounts Payable	417	671
Accounts Payable—Affiliated Companies	488	479
Accrued Interest	116	101
Clean Energy Program	86	143
Obligation to Return Cash Collateral	94	98
Regulatory Liabilities	271	294
Other	554	530
Total Current Liabilities	2,160	2,850
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,617	4,524
Regulatory Liabilities	2,659	2,707
Operating Leases	86	88
Asset Retirement Obligations	315	314
OPEB Costs	481	485
Accrued Pension Costs	579	612
Environmental Costs	195	236
Long-Term Accrued Taxes	1	7
Other	153	154
Total Noncurrent Liabilities	9,086	9,127
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	11,368	10,475
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2021 and 2020—132 shares	892	892
Contributed Capital	1,170	1,170
Basis Adjustment	986	986
Retained Earnings	10,555	10,078
Accumulated Other Comprehensive Income	—	3
Total Stockholder’s Equity	13,603	13,129
Total Capitalization	24,971	23,604
TOTAL LIABILITIES AND CAPITALIZATION	$36,217	$35,581

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$477	$440
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	241	222
Provision for Deferred Income Taxes and ITC	32	53
Non-Cash Employee Benefit Plan (Credits) Costs	(39)	(26)
Cost of Removal	(27)	(24)
Net Change in Regulatory Assets and Liabilities	(28)	(80)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(39)	20
Materials and Supplies	(3)	—
Prepayments	(8)	12
Accounts Payable	(99)	(45)
Accounts Receivable/Payable—Affiliated Companies, net	9	14
Other Current Assets and Liabilities	35	48
Employee Benefit Plan Funding and Related Payments	—	12
Other	(33)	(11)
Net Cash Provided By (Used In) Operating Activities	518	635
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(586)	(620)
Proceeds from Sales of Trust Investments	16	10
Purchases of Trust Investments	(10)	(10)
Solar Loan Investments	2	2
Other	4	2
Net Cash Provided By (Used In) Investing Activities	(574)	(616)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(100)	(362)
Issuance of Long-Term Debt	900	600
Redemption of Long-Term Debt	(300)	—
Cash Dividend Paid	—	(175)
Other	(8)	(6)
Net Cash Provided By (Used In) Financing Activities	492	57
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	436	76
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	233	50
Cash, Cash Equivalents and Restricted Cash at End of Period	$669	$126
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$51	$11
Interest Paid, Net of Amounts Capitalized	$81	$74
Accrued Property, Plant and Equipment Expenditures	$218	$262

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2020	$892	$1,170	$986	$10,078	$3	$13,129
Net Income	—	—	—	477	—	477
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(3)	(3)
Comprehensive Income						474
Balance as of March 31, 2021	$892	$1,170	$986	$10,555	$—	$13,603

Balance as of December 31, 2019	$892	$1,095	$986	$8,928	$2	$11,903
Net Income	—	—	—	440	—	440
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						440
Cumulative Effect Adjustment for CECL	—	—	—	(2)	—	(2)
Cash Dividend Paid	—	—	—	(175)	—	(175)
Balance as of March 31, 2020	$892	$1,095	$986	$9,191	$2	$12,166

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
OPERATING REVENUES	$1,167	$1,220
OPERATING EXPENSES
Energy Costs	682	676
Operation and Maintenance	222	241
Depreciation and Amortization	92	94
Total Operating Expenses	996	1,011
OPERATING INCOME	171	209
Income from Equity Method Investments	3	3
Net Gains (Losses) on Trust Investments	58	(220)
Other Income (Deductions)	(4)	(23)
Net Non-Operating Pension and OPEB Credits (Costs)	12	8
Interest Expense	(27)	(34)
INCOME (LOSS) BEFORE INCOME TAXES	213	(57)
Income Tax Benefit (Expense)	(52)	70
NET INCOME	$161	$13

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
NET INCOME	$161	$13
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $22 and $(4) for 2021 and 2020, respectively	(32)	7
Pension/OPEB adjustment, net of tax (expense) benefit of $(1) for 2021 and 2020	2	2
Other Comprehensive Income (Loss), net of tax	(30)	9
COMPREHENSIVE INCOME	$131	$22

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$27	$27
Accounts Receivable	350	328
Accounts Receivable—Affiliated Companies	258	317
Short-Term Loan to Affiliate	403	161
Fuel	129	277
Materials and Supplies, net	387	382
Prepayments	26	16
Derivative Contracts	29	60
Other	1	2
Total Current Assets	1,610	1,570
PROPERTY, PLANT AND EQUIPMENT	11,882	11,872
Less: Accumulated Depreciation and Amortization	(3,756)	(3,624)
Net Property, Plant and Equipment	8,126	8,248
NONCURRENT ASSETS
Operating Lease Right-of-Use Assets	58	61
NDT Fund	2,525	2,501
Long-Term Investments	66	64
Other Intangibles	163	158
Rabbi Trust Fund	62	66
Derivative Contracts	19	9
Other	25	27
Total Noncurrent Assets	2,918	2,886
TOTAL ASSETS	$12,654	$12,704

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2021	December 31, 2020
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$995	$950
Accounts Payable	417	459
Accounts Payable—Affiliated Companies	34	13
Derivative Contracts	26	21
Accrued Interest	37	16
Other	102	101
Total Current Liabilities	1,611	1,560
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,926	1,936
Operating Leases	48	51
Asset Retirement Obligations	905	895
OPEB Costs	197	197
Accrued Pension Costs	311	321
Derivative Contracts	2	4
Long-Term Accrued Taxes	57	57
Other	81	79
Total Noncurrent Liabilities	3,527	3,540
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
LONG-TERM DEBT	1,348	1,392
MEMBER’S EQUITY
Contributed Capital	2,310	2,310
Basis Adjustment	(986)	(986)
Retained Earnings	5,293	5,307
Accumulated Other Comprehensive Loss	(449)	(419)
Total Member’s Equity	6,168	6,212
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,654	$12,704

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$161	$13
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	92	94
Amortization of Nuclear Fuel	49	47
Emission Allowances and REC Compliance Accrual	43	33
Provision for Deferred Income Taxes and ITC	11	(52)
Non-Cash Employee Benefit Plan (Credits) Costs	(5)	—
Interest Accretion on Asset Retirement Obligation	11	10
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	46	(106)
Net (Gains) Losses and (Income) Expense from NDT Fund	(68)	209
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	143	102
Cash Collateral	(44)	55
Accounts Receivable	3	20
Accounts Payable	(59)	(44)
Accounts Receivable/Payable—Affiliated Companies, net	83	68
Other Current Assets and Liabilities	13	21
Employee Benefit Plan Funding and Related Payments	(2)	(1)
Other	(2)	15
Net Cash Provided By (Used In) Operating Activities	475	484
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(46)	(97)
Purchase of Emission Allowances and RECs	(12)	(29)
Proceeds from Sales of Trust Investments	610	569
Purchases of Trust Investments	(621)	(579)
Short-Term Loan to Affiliate	(242)	(365)
Other	11	11
Net Cash Provided By (Used In) Investing Activities	(300)	(490)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(175)	—
Other	—	(1)
Net Cash Provided By (Used In) Financing Activities	(175)	(1)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	—	(7)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	27	21
Cash, Cash Equivalents and Restricted Cash at End of Period	$27	$14
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$11	$(16)
Interest Paid, Net of Amounts Capitalized	$6	$7
Accrued Property, Plant and Equipment Expenditures	$40	$116

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions
(Unaudited)

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of December 31, 2020	$2,310	$(986)	$5,307	$(419)	$6,212
Net Income	—	—	161	—	161
Other Comprehensive Income (Loss), net of tax (expense) benefit of $21	—	—	—	(30)	(30)
Comprehensive Income					131
Cash Dividends Paid	—	—	(175)	—	(175)
Balance as of March 31, 2021	$2,310	$(986)	$5,293	$(449)	$6,168

Balance as of December 31, 2019	$2,214	$(986)	$5,063	$(401)	$5,890
Net Income	—	—	13	—	13
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(5)	—	—	—	9	9
Comprehensive Income					22
Balance as of March 31, 2020	$2,214	$(986)	$5,076	$(392)	$5,912

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
In December 2020, PSEG entered into a definitive agreement with Ørsted North America to acquire a 25% equity interest in Ørsted’s Ocean Wind project. Ocean Wind was selected by New Jersey to be the first offshore wind farm as part of the state’s intention to add 7,500 MW of offshore wind generating capacity by 2035. The Ocean Wind project could provide first power in late 2024. On March 31, 2021, the BPU approved PSEG’s investment in Ocean Wind and the acquisition was completed in April 2021. Additionally, PSEG and Ørsted each owns 50% of Garden State Offshore Energy LLC which holds rights to an offshore wind lease area. PSEG and Ørsted are exploring other offshore wind opportunities.
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting guidance generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2020.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2020) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
As of December 31, 2020
Cash and Cash Equivalents	$204	$27	$312	$543
Restricted Cash in Other Current Assets	7	—	—	7
Restricted Cash in Other Noncurrent Assets	22	—	—	22
Cash, Cash Equivalents and Restricted Cash	$233	$27	$312	$572
As of March 31, 2021
Cash and Cash Equivalents	$631	$27	$145	$803
Restricted Cash in Other Current Assets	14	—	—	14
Restricted Cash in Other Noncurrent Assets	24	—	—	24
Cash, Cash Equivalents and Restricted Cash	$669	$27	$145	$841

(A)Includes amounts applicable to PSEG (parent company), Energy Holdings and Services.

Note 2. Recent Accounting Standards
New Standards Issued and Adopted
Simplifying the Accounting for Income Taxes—Accounting Standards Update (ASU) 2019-12
This accounting standard updates Accounting Standards Codification (ASC) 740 to simplify the accounting for income taxes, including the elimination of several exceptions and making other clarifications to the current guidance. Some of the more pertinent modifications include a change to the tax accounting related to franchise taxes that are partially based on income, an election to allocate the consolidated tax expense to a disregarded entity that is a member of a consolidated tax return filing group when those entities issue separate financial statements, and modifications and clarifications to interim tax reporting.
The standard is effective for fiscal years beginning after December 15, 2020. PSEG adopted this standard on January 1, 2021. PSEG has elected to allocate the consolidated tax expense to all eligible entities that are included in a consolidated tax filing on a prospective basis. This election is consistent with PSEG’s Tax Sharing Agreements with its affiliated subsidiaries. Adoption of this standard did not have an impact on the financial statements of PSEG, PSE&G, and PSEG Power.
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
The standard is effective for fiscal years beginning after December 15, 2020. PSEG adopted this standard prospectively on January 1, 2021. Adoption of this standard did not have an impact on the financial statements of PSEG, PSE&G and PSEG Power.
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
The standard is effective for fiscal years beginning after December 15, 2020. PSEG adopted this standard on January 1, 2021 on a modified retrospective basis. Adoption of this standard did not have an impact on the financial statements of PSEG, PSE&G and PSEG Power.

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
The standard is effective for fiscal years beginning after December 15, 2020. PSEG adopted this standard prospectively on January 1, 2021. Adoption of this standard did not have an impact on the financial statements of PSEG, PSE&G and PSEG Power.
Codification Improvements—ASU 2020-10
This accounting standard conforms, clarifies, simplifies, and provides technical corrections to various codification topics.
The standard is effective for fiscal years beginning after December 15, 2020. PSEG adopted this standard on January 1, 2021. Adoption of this standard did not have an impact on the financial statements of PSEG, PSE&G and PSEG Power.
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
The standard is effective upon issuance and allows for retrospective or prospective application with certain conditions. PSEG adopted this standard prospectively in January 2021. Adoption of this standard did not have an impact on the financial statements of PSEG, PSE&G and PSEG Power.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2021
Revenues from Contracts with Customers
Electric Distribution	$707	$—	$—	$—	$707
Gas Distribution	896	—	—	(3)	893
Transmission	399	—	—	—	399
Electricity and Related Product Sales
PJM
Third-Party Sales	—	471	—	—	471
Sales to Affiliates	—	88	—	(88)	—
New York ISO	—	48	—	—	48
ISO New England	—	51	—	—	51
Gas Sales
Third-Party Sales	—	60	—	—	60
Sales to Affiliates	—	410	—	(410)	—
Other Revenues from Contracts with Customers (A)	75	10	141	(1)	225
Total Revenues from Contracts with Customers	2,077	1,138	141	(502)	2,854
Revenues Unrelated to Contracts with Customers (B)	(4)	29	10	—	35
Total Operating Revenues	$2,073	$1,167	$151	$(502)	$2,889

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2020
Revenues from Contracts with Customers
Electric Distribution	$649	$—	$—	$—	$649
Gas Distribution	731	—	—	(2)	729
Transmission	366	—	—	—	366
Electricity and Related Product Sales
PJM
Third-Party Sales	—	368	—	—	368
Sales to Affiliates	—	121	—	(121)	—
New York ISO	—	25	—	—	25
ISO New England	—	48	—	—	48
Gas Sales
Third-Party Sales	—	29	—	—	29
Sales to Affiliates	—	354	—	(354)	—
Other Revenues from Contracts with Customers (A)	82	10	144	(1)	235
Total Revenues from Contracts with Customers	1,828	955	144	(478)	2,449
Revenues Unrelated to Contracts with Customers (B)	55	265	12	—	332
Total Operating Revenues	$1,883	$1,220	$156	$(478)	$2,781

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)Includes primarily revenues from appliance repair services and the sale of solar renewable energy certificates (SRECs) at auction at PSE&G, solar power projects and energy management and fuel service contracts with LIPA at PSEG Power, and PSEG LI’s OSA with LIPA in Other.
(B)Includes primarily alternative revenues at PSE&G, derivative contracts and lease contracts at PSEG Power, and lease contracts in Other.
Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of March 31, 2021 and December 31, 2020. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 16% and 14% of accounts receivable (including unbilled revenues) as of March 31, 2021 and December 31, 2020, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported in the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the ongoing coronavirus pandemic (COVID-19) on the outstanding balances as of March 31, 2021. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause mechanism. As of March 31, 2021, PSE&G deferred incremental gas bad debt expense for future regulatory recovery due to the impact of the ongoing pandemic. See Note 6. Rate Filings for additional information.
The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months ended March 31, 2021 and 2020:

	2021	2020
	Millions
Balance at Beginning of Year	$206	$68	(A)
Utility Customer and Other Accounts
Provision	44	32
Write-offs, net of Recoveries of $2 million in 2021 and 2020	(11)	(20)
Balance at End of Period	$239	$80

(A)Includes an $8 million pre-tax increase upon adoption of ASU 2016-13.
PSEG Power
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of March 31, 2021 and December 31, 2020.
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
PSEG Power’s accounts receivable consist mainly of revenues from wholesale load contracts and capacity sales which are executed in the different ISO regions. PSEG Power also sells energy and ancillary services directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of March 31, 2021. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
Other
PSEG LI did not have any material contract balances as of March 31, 2021 and December 31, 2020.

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
Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is generally conducted annually three years in advance of the operating period. The 2022/2023 auction is expected to be held in the first half of 2021. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per MW-Day	MW Cleared
June 2020 to May 2021	$167	7,600
June 2021 to May 2022	$166	7,800

Capacity Payments from the ISO New England Forward Capacity Market (FCM)—The FCM Auction is conducted annually three years in advance of the operating period. The table below includes PSEG Power’s cleared capacity in the FCM Auction for the Bridgeport Harbor Station 5 (BH5), which cleared the 2019/2020 auction at $231/MW-day for seven years, and the planned retirement of Bridgeport Harbor Station 3 in May 2021. PSEG Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the FCM Auctions which have been completed through May 2025 and the seven-year rate lock for BH5 through May 2026:

Delivery Year	$ per MW-Day (A)	MW Cleared
June 2020 to May 2021	$195	1,330
June 2021 to May 2022	$192	950
June 2022 to May 2023	$179	950
June 2023 to May 2024	$152	930
June 2024 to May 2025	$158	950
June 2025 to May 2026	$231	480

(A)    Capacity cleared prices for BH5 through 2026 will be escalated based upon the Handy-Whitman Index. These adjustments are not included above.
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $147 million.
Other
The LIPA OSA is a 12-year services contract ending in 2025 with annual fixed and incentive components. The fixed fee for the provision of services thereunder in 2021 is $68 million and is updated each year based on the change in the Consumer Price Index.

Note 4. Early Plant Retirements/Asset Dispositions
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour (KWh) used (which is equivalent to approximately $10 per megawatt hour (MWh) generated in payments to selected nuclear plants (ZEC payment)). Each nuclear plant is expected to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

receive ZEC revenue for approximately three years, through May 2022.
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per MWh received during the current ZEC period through May 2022 referenced above. As a result, each nuclear plant is expected to receive ZEC revenue for approximately three years starting June 2022. The terms and conditions of this April 2021 ZEC award are generally similar to the current ZEC period as discussed above.
The award of ZECs attaches certain obligations, including an obligation to repay the ZECs in the event that a plant ceases operations during the approximate three-year period that it was awarded ZECs, subject to certain exceptions specified in the ZEC legislation. PSEG Power has and will continue to recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. Further, the ZEC payment may be adjusted by the BPU at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source. For instance, the New Jersey Division of Rate Counsel (New Jersey Rate Counsel), in written comments filed with the BPU, has advocated for the BPU to offset market benefits resulting from New Jersey’s rejoining the Regional Greenhouse Gas Initiative from the ZEC payment. PSEG intends to vigorously defend against these arguments. Due to its preliminary nature, PSEG cannot predict the outcome of this matter.
The BPU’s April 2019 decision awarding ZECs through May 2022 has been appealed by the New Jersey Rate Counsel. In March 2021, the New Jersey Appellate Division affirmed the BPU’s April 2019 decision granting ZECs for the first eligibility period. In April 2021, New Jersey Rate Counsel has petitioned to the New Jersey Supreme Court for further appellate review. PSEG cannot predict the outcome of this matter.
In the event that (i) the ZEC program is overturned or is otherwise materially adversely modified through legal process; or (ii) any of the Salem 1, Salem 2 and Hope Creek plants is not sufficiently valued for its environmental, fuel diversity or resilience attributes in future periods and does not otherwise experience a material financial change that would remove the need for such attributes to be sufficiently valued, PSEG Power will take all necessary steps to cease to operate all of these plants. Alternatively, even with sufficient valuation of these attributes, if the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act (CWA) and related state regulations, or other factors, PSEG Power will take all necessary steps to cease to operate all of these plants. Ceasing operations of these plants would result in a material adverse impact on PSEG’s and PSEG Power’s results of operations.
Non-Nuclear
In July 2020, PSEG announced that it is exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet, which includes more than 6,750 MW of fossil generation located in New Jersey, Connecticut, New York and Maryland as well as the 467 MW Solar Source portfolio located in various states. PSEG intends to retain ownership of PSEG Power’s existing nuclear fleet. The marketing of a potential transaction in one or a series of steps launched in the fourth quarter of 2020, and any potential transaction is expected to be completed sometime in 2021. As a result of the strategic review of PSEG Power’s non-nuclear generating assets, and the launch in the fourth quarter of 2020 of an associated marketing process for their potential disposition, PSEG Power has performed an impairment assessment of its PJM, NYISO and ISO-NE asset groupings, as well as for its solar assets, as of each quarter end. The assessments included probability weightings assigned to undiscounted cash flow scenarios of retaining the assets through the end of their estimated useful lives and a successful disposition of the non-nuclear assets in 2021. Estimates of cash flows associated with a sale scenario were based on management’s expectations of the fair value of such assets. The probability weighted aggregation of undiscounted cash flows for each of the asset groupings expected to result from the use and potential disposition of the asset groups exceeded their carrying value at the assessment dates. As such, it demonstrated that no impairment exists for any of the asset groupings and they continue to remain classified as held-for-use as of March 31, 2021. However, certain assumptions are subject to change as the potential sales and marketing process progresses. The net book value of the fossil generation and of the solar Property, Plant and Equipment (net of eligible investment tax credits) was approximately $4.5 billion and $550 million, respectively, as of March 31, 2021.
In May 2021, PSEG Power Ventures LLC (Power Ventures), a direct wholly owned subsidiary of PSEG Power, entered into a purchase agreement with Quattro Solar, LLC, an affiliate of LS Power, relating to the sale by Power Ventures of 100% of its ownership interest in PSEG Solar Source LLC (Solar Source) including its related assets and liabilities. The transaction is expected to close during the second or third quarter of 2021, subject to certain closing conditions, adjustments and regulatory approvals. As a result, the assets and liabilities of Solar Source will be classified as Assets Held for Sale beginning in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

second quarter of 2021. The net carrying value of the assets and liabilities to be sold is approximately $500 million as of March 31, 2021.
There is no assurance that the strategic review will result in a sale or other disposition of all or any portion of the fossil generation assets on terms that are favorable to us, or at all. Any transaction would be subject to market conditions and customary closing conditions, including the receipt of all required regulatory approvals. Management expects that a change in the probability of a successful disposition based upon further progression in the marketing process, but prior to meeting all necessary held-for-sale classification criteria, would result in an impairment of the ISO-NE asset grouping, which would be material. Furthermore, a change to a held-for-sale classification from a held-for-use classification would result in an impairment of the PJM, NYISO and ISO-NE asset groupings, which would be material.

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $123 million and $127 million for the three months ended March 31, 2021 and 2020, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.
Note 6. Rate Filings
This Note should be read in conjunction with Note 7. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2020.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU are as follows:
BGSS—In March 2021, the BPU gave final approval to PSE&G’s request to maintain the current BGSS rate of 32 cents per therm which had been provisionally approved effective October 1, 2020.
COVID-19 Deferral—PSE&G continues to make quarterly filings as required by the BPU and has recorded a Regulatory Asset as of March 31, 2021 of approximately $60 million for net incremental costs, including $35 million for incremental gas bad debt expense associated with customer accounts receivable, which PSE&G expects are probable of recovery under the BPU order.
Energy Strong II—In April 2021, the BPU approved PSE&G’s filing for a $13 million revenue increase under this investment program, effective May, 2021.
GSMP II—In March 2021, PSE&G updated its petition previously filed in December 2020 seeking BPU approval to recover in gas base rates an annual revenue increase of approximately $21 million effective June 1, 2021 representing the return on and of GSMP II investments placed in service through February 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of March 31, 2021, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 8. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2020 for operating leases in which PSEG and its subsidiaries are lessees.
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
Other
Energy Holdings is the lessor in leveraged leases. See Note 8. Financing Receivables.
Energy Holdings is the lessor in two operating leases for domestic energy generation facilities with remaining terms through 2036, one of which has an optional renewal period. Energy Holdings was previously the lessor in operating leases for real estate assets which were sold in March 2020.
The following is the operating lease income for PSEG Power and Energy Holdings for the three months ended March 31, 2021 and 2020:

	PSEG Power	Energy Holdings	Total
	Millions
Operating Lease Income
Three Months Ended March 31, 2021
Fixed Lease Income	$—	$5	$5
Variable Lease Income	5	—	5
Total Operating Lease Income	$5	$5	$10

Three Months Ended March 31, 2020
Fixed Lease Income	$—	$5	$5
Variable Lease Income	5	—	5
Total Operating Lease Income	$5	$5	$10

Note 8. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of March 31, 2021, none of the solar loans were impaired; however, in the event of a loan default or if a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. As of March 31, 2021, none of the solar loans were delinquent and no loans are currently expected to become delinquent in light of the payment mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
Outstanding Loans by Class of Customers	March 31, 2021	December 31, 2020
	Millions
Commercial/Industrial	$144	$145
Residential	6	6
Total	150	151
Current Portion (included in Accounts Receivable)	(29)	(29)
Noncurrent Portion (included in Long-Term Investments)	$121	$122

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of March 31, 2021	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$19	prior to 2013	10 years	15 years
Solar Loan II	69	prior to 2015	10 years	15 years
Solar Loan III	62	largely funded as of March 31, 2021	10 years	10 years
Total	$150

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of March 31, 2021 and have an average remaining life of approximately four years.
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
Leveraged leases outstanding as of March 31, 2021 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investment as of March 31, 2021 and December 31, 2020.

	As of	As of
	March 31, 2021	December 31, 2020
	Millions
Lease Receivables (net of Non-Recourse Debt)	$274	$299
Estimated Residual Value of Leased Assets	55	55
Total Investment in Rental Receivables	329	354
Unearned and Deferred Income	(100)	(104)
Gross Investments in Leases	229	250
Deferred Tax Liabilities	(60)	(64)
Net Investments in Leases	$169	$186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of March 31, 2021
As of March 31, 2021
Millions
AA	$8
A-	51
BBB+ to BBB	178
BB+	37
Total	$274

The “BB+” rating in the preceding table represents a lease receivable related to Merrill Creek Reservoir. Metropolitan Edison Company (a subsidiary of First Energy) is the lease counterparty. As of March 31, 2021, the gross investment in this lease was $23 million ($18 million, net of deferred taxes).
PSEG recorded no credit losses for the leveraged leases existing on March 31, 2021. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of March 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$482	$308	$(1)	$789
International	365	140	(8)	497
Total Equity Securities	847	448	(9)	1,286
Available-for-Sale Debt Securities
Government	636	13	(12)	637
Corporate	587	21	(8)	600
Total Available-for-Sale Debt Securities	1,223	34	(20)	1,237
Total NDT Fund Investments (A)	$2,070	$482	$(29)	$2,523

(A)The NDT Fund Investments table excludes cash of $1 million and foreign currency of $1 million as of March 31, 2021, which are part of the NDT Fund.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Net unrealized gains (losses) on debt securities of $8 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and PSEG Power’s Condensed Consolidated Balance Sheets as of March 31, 2021. The portion of net unrealized gains related to equity securities still held as of March 31, 2021 recognized during the first three months of 2021 was $24 million.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2021	December 31, 2020
	Millions
Accounts Receivable	$15	$11
Accounts Payable	$22	$12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2021				As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$56	$(1)	$2	$—	$23	$(2)	$6	$(1)
International	42	(4)	20	(4)	26	(2)	27	(7)
Total Equity Securities	98	(5)	22	(4)	49	(4)	33	(8)
Available-for-Sale Debt Securities
Government (B)	299	(12)	1	—	72	(1)	—	—
Corporate (C)	203	(8)	9	—	31	(1)	7	—
Total Available-for-Sale Debt Securities	502	(20)	10	—	103	(2)	7	—
NDT Trust Investments	$600	$(25)	$32	$(4)	$152	$(6)	$40	$(8)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2021	2020
	Millions
Proceeds from NDT Fund Sales (A)	$597	$555
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$79	$38
Gross Realized Losses	(15)	(34)
Net Realized Gains (Losses) on NDT Fund (B)	64	4
Unrealized Gains (Losses) on Equity Securities	(7)	(221)
Impairment of Available-for-Sale Debt Securities (C)	—	(3)
Net Gains (Losses) on NDT Fund Investments	$57	$(220)

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
(C)PSEG Power recognized an impairment of available-for-sale debt securities in 2020. PSEG Power’s policy is to sell all securities that are rated below investment grade.
The NDT Fund debt securities held as of March 31, 2021 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$18
1 - 5 years	329
6 - 10 years	238
11 - 15 years	79
16 - 20 years	92
Over 20 years	481
Total NDT Available-for-Sale Debt Securities	$1,237

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
The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of March 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$18	$10	$—	$28
Available-for-Sale Debt Securities
Government	100	2	(4)	98
Corporate	109	5	(2)	112
Total Available-for-Sale Debt Securities	209	7	(6)	210
Total Rabbi Trust Investments	$227	$17	$(6)	$238

	As of December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$21	$10	$—	$31
Available-for-Sale Debt Securities
Government	94	6	—	100
Corporate	123	12	—	135
Total Available-for-Sale Debt Securities	217	18	—	235
Total Rabbi Trust Investments	$238	$28	$—	$266

Net unrealized gains (losses) on debt securities included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet were immaterial as of March 31, 2021. The portion of net unrealized losses recognized during the first three months of 2021 related to equity securities still held as of March 31, 2021 was immaterial.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2021	December 31, 2020
	Millions
Accounts Receivable	$1	$1
Accounts Payable	$2	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2021				As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$61	$(4)	$—	$—	$19	$—	$—	$—
Corporate (B)	44	(2)	1	—	2	—	1	—
Total Available-for-Sale Debt Securities	105	(6)	1	—	21	—	1	—
Rabbi Trust Investments	$105	$(6)	$1	$—	$21	$—	$1	$—

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
The proceeds from the sales of and the net gains on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2021	2020
	Millions
Proceeds from Rabbi Trust Sales	$65	$54
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$5	$5
Gross Realized Losses	(2)	(1)
Net Realized Gains (Losses) on Rabbi Trust (A)	3	4
Unrealized Gains (Losses) on Equity Securities	—	(5)
Net Gains (Losses) on Rabbi Trust Investments	$3	$(1)

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of March 31, 2021 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	42
6 - 10 years	25
11 - 15 years	10
16 - 20 years	27
Over 20 years	106
Total Rabbi Trust Available-for-Sale Debt Securities	$210

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
The fair value of the Rabbi Trust related to PSE&G, PSEG Power and PSEG’s other subsidiaries is detailed as follows:

	As of	As of
	March 31, 2021	December 31, 2020
	Millions
PSE&G	$43	$51
PSEG Power	62	66
Other	133	149
Total Rabbi Trust Investments	$238	$266

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$38	$35	$2	$2
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	35	48	5	9
Expected Return on Plan Assets	(119)	(111)	(10)	(10)
Amortization of Net
Prior Service Credit	—	(2)	(32)	(32)
Actuarial Loss	26	23	11	12
Non-Service Components of Pension and OPEB (Credits) Costs	(58)	(42)	(26)	(21)
Total Benefit (Credits) Costs	$(20)	$(7)	$(24)	$(19)

Pension and OPEB (credits) costs for PSE&G, PSEG Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	Millions
PSE&G	$(16)	$(7)	$(23)	$(19)
PSEG Power	(4)	(1)	(1)	—
Other	—	1	—	—
Total Benefit (Credits) Costs	$(20)	$(7)	$(24)	$(19)

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $37 million into its pension plan during 2021. Servco’s pension-related revenues and costs were $9 million and $8 million for the three months ended March 31, 2021 and 2020, respectively. The OPEB-related revenues earned and costs incurred were $3 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.

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
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of March 31, 2021 and December 31, 2020.

	As of	As of
	March 31, 2021	December 31, 2020
	Millions
Face Value of Outstanding Guarantees	$1,788	$1,792
Exposure under Current Guarantees	$113	$128

Letters of Credit Margin Posted	$112	$128
Letters of Credit Margin Received	$51	$45

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(4)	$(5)
Net Broker Balance Deposited (Received)	$102	$59

Additional Amounts Posted
Other Letters of Credit	$42	$42

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
Certain Potentially Responsible Parties (PRPs), including PSE&G and PSEG Power, formed a Cooperating Parties Group (CPG) and agreed to conduct a Remedial Investigation and Feasibility Study of the LPRSA. The CPG allocated, on an interim basis, the associated costs among its members. The interim allocation is subject to change. In June 2019, the EPA conditionally approved the CPG’s Remedial Investigation. In December 2020, the EPA conditionally approved the CPG’s Feasibility Study (FS), which evaluated various adaptive management scenarios for the remediation of only the upper 9 miles of the LPRSA. In April 2021, the EPA announced the tentative selection of its preferred adaptive management scenario for the upper 9 miles from the options presented in the FS. This tentative selection is subject to public review and comment prior to the EPA’s announcement of a final selection, which is expected in 2021.
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
As of March 31, 2021, PSEG has approximately $65 million accrued for this matter. Of this amount, PSE&G has an Environmental Costs Liability of $52 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Other Noncurrent Liability of $13 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Manufactured Gas Plant (MGP) Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $300 million and $338 million on an undiscounted basis, including its $52 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $300 million as of March 31, 2021. Of this amount, $110 million was recorded in Other Current Liabilities and $190 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $300 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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
In June 2016, the NJDEP issued a final NJPDES permit for Salem. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed an administrative hearing request challenging certain conditions of the permit, including the NJDEP’s application of the 316(b) rule. If the Riverkeeper’s challenge is successful, PSEG Power may be required to incur additional costs to comply with the CWA. Potential cooling water and/or service water system modification costs could be material and could adversely impact the economic competitiveness of this facility. The NJDEP granted the hearing request but no hearing date has been established.
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
Basic Generation Service (BGS), BGSS and ZECs
Each year, PSE&G obtains its electric supply requirements through annual New Jersey BGS auctions for two categories of customers that choose not to purchase electric supply from third-party suppliers. The first category, which represents about 80% of PSE&G’s load requirement, is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreements with the winners of these RSCP and CIEP BGS auctions to purchase BGS for PSE&G’s load requirements. The winners of the RSCP and CIEP auctions have been responsible for fulfilling all the requirements of a PJM load-serving entity including the provision of capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards. Beginning with the 2021 BGS auction, transmission will become the responsibility of the New Jersey EDCs, and will no longer be a component of the BGS auction product for either the RSCP or CIEP auctions. BGS suppliers serving load from the 2018, 2019 and 2020 BGS auctions had the option to transfer the transmission obligation to the New Jersey EDCs as of February 2021. Suppliers that did so will have their total BGS payment from the EDCs reduced to reflect the transfer of the transmission obligation to the EDCs.
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
Pursuant to a process established by the BPU, New Jersey EDCs, including PSE&G, are required to purchase ZECs from eligible nuclear plants selected by the BPU. In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were selected to receive ZEC revenue for approximately three years, through May 2022. In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022. PSE&G has implemented a tariff to collect a non-bypassable distribution charge in the amount of $0.004 per KWh from its retail distribution customers to be used to purchase the ZECs from these plants. PSE&G will purchase the ZECs on a monthly basis with payment to be made annually following completion of each energy year. The legislation also requires nuclear plants to reapply for any subsequent three-year periods and allows the BPU to adjust prospective ZEC payments.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2021, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2025
Millions
Nuclear Fuel
Uranium	$192
Enrichment	$345
Fabrication	$177
Natural Gas	$1,259

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
In December 2020, LIPA filed a complaint against PSEG LI in New York State court alleging multiple breaches of the OSA in connection with PSEG LI’s preparation for and response to Tropical Storm Isaias seeking specific performance and $70 million in damages. Pursuant to recommendations by the New York State DPS, LIPA has initiated a series of actions to allow its board to determine whether to seek to terminate the OSA or instead continue with PSEG LI as its Service Provider.
PSEG LI is fully cooperating with the inquiries by the New York Attorney General and the DPS, and we cannot predict their outcome. PSEG LI also continues to work closely with LIPA to address the recommendations in LIPA’s report. PSEG LI intends to vigorously defend itself with regard to the allegations in LIPA’s complaint alleging breaches of the OSA; however, a decision in this proceeding requiring specific performance or the payment of damages by PSEG LI or resulting in the termination of the OSA could have a material adverse effect on PSEG’s results of operations and financial condition.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Ongoing Coronavirus Pandemic
PSE&G, PSEG Power and PSEG LI are providing essential services during this national emergency related to the ongoing coronavirus (COVID-19) pandemic. The COVID-19 pandemic and associated government actions and economic effects continue to impact our businesses. PSEG and its subsidiaries have incurred additional expenses to protect our employees and customers, and PSE&G is experiencing significantly higher bad debts and lower cash collections from customers due to the moratorium on shutoffs for residential customers that has been extended through June 30, 2021. PSE&G has deferred the impact of these costs for future recovery. The potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could have risks that drive certain accounting considerations. The ultimate impact of the ongoing coronavirus pandemic is highly uncertain and cannot be predicted at this time.

Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the three months ended March 31, 2021:
PSE&G
•issued $450 million of 0.95% Secured Medium-Term Notes, Series N, due March 2026,
•issued $450 million of 3.00% Secured Medium-Term Notes, Series N, due March 2051, and
•retired $300 million of 1.90% Medium-Term Notes, Series K, at maturity.
Debt Covenants
PSEG Power’s existing credit agreements and senior notes contain covenants restricting the ability of PSEG Power and its subsidiaries that guarantee its indebtedness from consummating certain mergers, consolidations or asset sales. The disposal of PSEG Power’s non-nuclear generating fleet could, depending on the structure of such transaction, among other factors, trigger a default under one or more of these provisions. In March 2021, PSEG Power and its subsidiaries received waivers from the lenders and the administrative agent under their existing credit agreements permitting them to divest, in one or more transactions, some or all of its and its subsidiaries’ non-nuclear assets without breaching the terms of the agreements. For these reasons, or for other reasons, PSEG Power may decide, or be required, to seek amendments or waivers under its credit agreements and may redeem its outstanding senior notes, at a price equal to the principal amount thereof plus a make-whole

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

premium. Whether such amendments, waivers or redemptions will be required will depend on a number of factors, including the structure of any transaction resulting from the strategic review, and any actual redemption price would depend on the applicable treasury rate in effect at such time. It is likewise possible that the ultimate outcome of the process may result in a transaction, or may result in no transaction at all, where the PSEG Power notes are not redeemed. If PSEG Power is required to redeem its senior notes, the cost of such redemption would be material.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of March 31, 2021, the total available credit capacity was $3.9 billion.
As of March 31, 2021, no single institution represented more than 9% of the total commitments in the credit facilities.
As of March 31, 2021, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon, including access to meet redemptions.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.
The total credit facilities and available liquidity as of March 31, 2021 were as follows:

	As of March 31, 2021
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$167	$1,333	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$167	$1,333
PSE&G
5-year Credit Facility (B)	$600	$18	$582	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$18	$582
PSEG Power
3-year Letter of Credit Facility	$100	$32	$68	Sept 2021	Letters of Credit
3-year Letter of Credit Facility	100	81	19	Sept 2022	Letters of Credit
5-year Credit Facilities (C)	1,900	39	1,861	Mar 2024	Funding/Letters of Credit
Total PSEG Power	$2,100	$152	$1,948
Total	$4,200	$337	$3,863

(A)PSEG facilities will be reduced by $9 million in March 2022.
(B)PSE&G facility will be reduced by $4 million in March 2022.
(C)PSEG Power facilities will be reduced by $12 million in March 2022.
(D)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of March 31, 2021, PSEG had $165 million outstanding at a weighted average interest rate of 0.23%. PSE&G had no Commercial Paper outstanding as of March 31, 2021.
Short-Term Loans
PSEG
In March 2021, PSEG entered into a $500 million, 364-day variable rate term loan agreement. In March 2020, PSEG entered into a $300 million, 364-day variable rate term loan agreement which was prepaid in January 2021.

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
The Accumulated Other Comprehensive Income (Loss) (after tax) related to terminated interest rate derivatives designated as cash flow hedges was $(8) million and $(9) million as of March 31, 2021 and December 31, 2020, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(3) million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2021
	PSEG Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$397	$(368)	$29	$29
Noncurrent Assets	232	(213)	19	19
Total Mark-to-Market Derivative Assets	$629	$(581)	$48	$48
Derivative Contracts
Current Liabilities	$(436)	$410	$(26)	$(26)
Noncurrent Liabilities	(204)	202	(2)	(2)
Total Mark-to-Market Derivative (Liabilities)	$(640)	$612	$(28)	$(28)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(11)	$31	$20	$20

	As of December 31, 2020
	PSEG Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$464	$(404)	$60	$60
Noncurrent Assets	93	(84)	9	9
Total Mark-to-Market Derivative Assets	$557	$(488)	$69	$69
Derivative Contracts
Current Liabilities	$(412)	$391	$(21)	$(21)
Noncurrent Liabilities	(109)	105	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$(521)	$496	$(25)	$(25)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$36	$8	$44	$44

(A)Substantially all of PSEG Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2021 and December 31, 2020.
(B)Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, PSEG Power had net cash collateral (receipts) payments to counterparties of $98 million and $54 million, respectively. Of these net cash collateral (receipts) payments, $31 million and $8 million as of March 31, 2021 and December 31, 2020, respectively, were netted against the corresponding net derivative contract positions. Of the $31 million as of March 31, 2021, $(2) million was netted against current assets, $(12) million was netted against noncurrent assets, $44 million was netted against current liabilities and $1 million was netted against noncurrent liabilities. Of the $8 million as of December 31, 2020, $(13) million was netted against current assets and $21 million was netted against noncurrent liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain of PSEG Power’s derivative instruments contain provisions that require PSEG Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG Power’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if PSEG Power were to be downgraded to a below investment grade rating by S&P or Moody’s, it would be required to provide additional collateral. A below investment grade credit rating for PSEG Power would represent a three level downgrade from its current Moody’s rating and a two level downgrade from its current S&P rating. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. PSEG Power also enters into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margin requirements.
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $28 million as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, PSEG Power had the contractual right of offset of $2 million and $3 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $26 million and $25 million as of March 31, 2021 and December 31, 2020, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2021	2020		2021	2020
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$(6)	Interest Expense	$(1)	$(2)
Total PSEG	$—	$(6)		$(1)	$(2)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months ended March 31, 2021 and 2020, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $(1) million after-tax.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2019	$(21)	$(15)
Loss Recognized in AOCI	(6)	(4)
Less: Loss Reclassified into Income	14	10
Balance as of December 31, 2020	$(13)	$(9)
Loss Recognized in AOCI	—	—
Less: Loss Reclassified into Income	1	1
Balance as of March 31, 2021	$(12)	$(8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2021 and 2020, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2021	2020
		Millions
PSEG and PSEG Power
Energy-Related Contracts	Operating Revenues	$(46)	$231
Energy-Related Contracts	Energy Costs	6	(68)
Total PSEG and PSEG Power		$(40)	$163

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of March 31, 2021 and December 31, 2020.

Type	Notional	Total	PSEG	PSEG Power	PSE&G
		Millions
As of March 31, 2021
Natural Gas	Dekatherm (Dth)	308	—	308	—
Electricity	MWh	(66)	—	(66)	—
Financial Transmission Rights (FTRs)	MWh	11	—	11	—
As of December 31, 2020
Natural Gas	Dth	321	—	321	—
Electricity	MWh	(66)	—	(66)	—
FTRs	MWh	20	—	20	—

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of March 31, 2021. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of March 31, 2021, 91% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$234	$18	$216	1	$121	(A)
Non-Investment Grade	41	19	22	—	—
Total	$275	$37	$238	1	$121

(A)Represents net exposure of $121 million with PSE&G.
As of March 31, 2021, collateral held from counterparties where PSEG Power had credit exposure included $3 million in cash collateral and $34 million in letters of credit.
As of March 31, 2021, PSEG Power had 131 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2021, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day As of March 31, 2021, PSE&G had no net credit exposure with suppliers, including PSEG Power.
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
The following tables present information about PSEG’s, PSE&G’s and PSEG Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of March 31, 2021
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$625	$—	$625	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$48	$(581)	$22	$604	$3
NDT Fund (C)
Equity Securities	$1,286	$—	$1,286	$—	$—
Debt Securities—U.S. Treasury	$270	$—	$—	$270	$—
Debt Securities—Govt Other	$367	$—	$—	$367	$—
Debt Securities—Corporate	$600	$—	$—	$600	$—
Rabbi Trust (C)
Equity Securities	$28	$—	$28	$—	$—
Debt Securities—U.S. Treasury	$65	$—	$—	$65	$—
Debt Securities—Govt Other	$33	$—	$—	$33	$—
Debt Securities—Corporate	$112	$—	$—	$112	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(28)	$612	$(24)	$(612)	$(4)
PSE&G
Assets:
Cash Equivalents (A)	$525	$—	$525	$—	$—
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$12	$—	$—	$12	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$20	$—	$—	$20	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$48	$(581)	$22	$604	$3
NDT Fund (C)
Equity Securities	$1,286	$—	$1,286	$—	$—
Debt Securities—U.S. Treasury	$270	$—	$—	$270	$—
Debt Securities—Govt Other	$367	$—	$—	$367	$—
Debt Securities—Corporate	$600	$—	$—	$600	$—
Rabbi Trust (C)
Equity Securities	$7	$—	$7	$—	$—
Debt Securities—U.S. Treasury	$17	$—	$—	$17	$—
Debt Securities—Govt Other	$9	$—	$—	$9	$—
Debt Securities—Corporate	$29	$—	$—	$29	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(28)	$612	$(24)	$(612)	$(4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2020
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$312	$—	$312	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$69	$(488)	$26	$519	$12
NDT Fund (C)
Equity Securities	$1,352	$—	$1,351	$1	$—
Debt Securities—U.S. Treasury	$239	$—	$—	$239	$—
Debt Securities—Govt Other	$342	$—	$—	$342	$—
Debt Securities—Corporate	$566	$—	$—	$566	$—
Rabbi Trust (C)
Equity Securities	$31	$—	$31	$—	$—
Debt Securities—U.S. Treasury	$59	$—	$—	$59	$—
Debt Securities—Govt Other	$41	$—	$—	$41	$—
Debt Securities—Corporate	$135	$—	$—	$135	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(25)	$496	$(33)	$(483)	$(5)
PSE&G
Assets:
Cash Equivalents (A)	$50	$—	$50	$—	$—
Rabbi Trust (C)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$26	$—	$—	$26	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$69	$(488)	$26	$519	$12
NDT Fund (C)
Equity Securities	$1,352	$—	$1,351	$1	$—
Debt Securities—U.S. Treasury	$239	$—	$—	$239	$—
Debt Securities—Govt Other	$342	$—	$—	$342	$—
Debt Securities—Corporate	$566	$—	$—	$566	$—
Rabbi Trust (C)
Equity Securities	$8	$—	$8	$—	$—
Debt Securities—U.S. Treasury	$15	$—	$—	$15	$—
Debt Securities—Govt Other	$10	$—	$—	$10	$—
Debt Securities—Corporate	$33	$—	$—	$33	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(25)	$496	$(33)	$(483)	$(5)

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
(C)The fair value measurement table excludes cash of $1 million and foreign currency of $1 million in the NDT Fund as of March 31, 2021 and foreign currency of $2 million as of December 31, 2020. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details surrounding significant Level 3 valuations as of March 31, 2021 and December 31, 2020.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
	Level 3	Fair Value as of		Valuation	Unobservable		Arithmetic
Commodity	Position	March 31, 2021		Technique(s)	Input	Range	Average
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$3	$(1)	Discounted Cash Flow	Load Shaping Cost	0% to 11%	4%
Gas	Gas Physical Contracts	—	(1)	Discounted Cash Flow	Historical Basis Adjustment	-2% to -30%	-10%
Electricity	Other (A)	—	(2)
Total PSEG Power		$3	$(4)
Total PSEG		$3	$(4)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
	Level 3	Fair Value as of		Valuation	Unobservable		Arithmetic
Commodity	Position	December 31, 2020		Technique(s)	Input	Range	Average
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$12	$—	Discounted Cash Flow	Load Shaping Cost	0% to 11%	4%
Gas	Gas Physical Contracts	—	(2)	Discounted Cash Flow	Historical Basis Adjustment	-60% to -30%	-43%
Electricity	Other (A)	—	(3)
Total PSEG Power		$12	$(5)
Total PSEG		$12	$(5)

(A)Other is comprised of a heat rate call option and capacity swaps.
As of March 31, 2021, significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where PSEG Power is a seller, an increase in the load variability would decrease the fair value. For gas-related contracts in cases where PSEG Power is a buyer, an increase in the average historical basis would increase the fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended March 31, 2021 and March 31, 2020, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2021

	Three Months Ended March 31, 2021
Description	Balance as of December 31, 2020	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of March 31, 2021
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$(4)	$—	$(4)	$—	$(1)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2020

	Three Months Ended March 31, 2020
Description	Balance as of December 31, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of March 31, 2020
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$13	$—	$(1)	$—	$19

(A)Unrealized gains (losses) in the following table represent the change in derivative assets and liabilities still held as of March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)
	Millions
PSEG and PSEG Power
Operating Revenues	$(5)	$(9)	$18	$11
Energy Costs	1	1	(5)	1
Total	$(4)	$(8)	$13	$12

(B)Includes settlements of $(4) million for the three months ended March 31, 2021 and $(1) million for the three months ended March 31, 2020, respectively.
(C)There were no transfers into or out of Level 3 during the three months and three months ended March 31, 2021 and 2020.
As of March 31, 2021, PSEG carried $3.4 billion of net assets that are measured at fair value on a recurring basis, of which $(1) million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy were immaterial.
As of March 31, 2020, PSEG carried $2.7 billion of net assets that are measured at fair value on a recurring basis, of which $19 million of net assets was measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine fair value of long-term debt as of March 31, 2021

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and December 31, 2020 are included in the following table and accompanying notes.

	As of		As of
	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$2,930	$3,013	$2,929	$3,092
PSE&G (A)	11,502	12,695	10,909	13,372
PSEG Power (A)	2,343	2,623	2,342	2,679
Total Long-Term Debt	$16,775	$18,331	$16,180	$19,143

(A)Given that these bonds do not trade actively, the fair value amounts of taxable debt securities (primarily Level 2 measurements) are generally determined by a valuation model that is based on a conventional discounted cash flow methodology. The fair value amounts above do not represent the price at which the outstanding debt may be called for redemption by each issuer under their respective debt agreements.

Note 15. Other Income (Deductions)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2021
NDT Fund Interest and Dividends	$—	$13	$—	$13
Allowance for Funds Used During Construction	23	—	—	23
Solar Loan Interest	3	—	—	3
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(16)	—	(16)
Other	2	(1)	1	2
Total Other Income (Deductions)	$28	$(4)	$1	$25
Three Months Ended March 31, 2020
NDT Fund Interest and Dividends	$—	$13	$—	$13
Allowance for Funds Used During Construction	21	—	—	21
Solar Loan Interest	4	—	—	4
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(35)	—	(35)
Other	2	(1)	—	1
Total Other Income (Deductions)	$27	$(23)	$—	$4

(A)Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Income Taxes
PSEG’s, PSE&G’s and PSEG Power’s effective tax rates for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
PSEG	15.3%	8.9%
PSE&G	14.2%	19.9%
PSEG Power	24.4%	122.8%

For the three months ended March 31, 2021, the difference in PSEG’s effective tax rate as compared to the same period in the prior year was due primarily to the impact of the additional trust tax on the NDT qualified fund net gains in 2021 and net losses in 2020 and a decrease in the benefit due to lower purchases of net operating losses (NOLs) under the New Jersey Technology Tax Benefit Transfer Program, offset by an increase in the 2021 flowback of PSE&G’s excess deferred income tax liabilities and Clean Energy Future program investments. The difference in PSEG’s effective tax rate as compared to the statutory tax rate of 28.11% was due primarily to an increase in the 2021 flowback of PSE&G’s excess deferred income tax liabilities and Clean Energy Future program investments and the benefit of purchasing 2020 NOLs under the New Jersey Technology Tax Benefit Transfer Program in 2021.
For the three months ended March 31, 2021, the difference in PSE&G’s effective tax rate as compared to the same period in the prior year was due to an increase in the 2021 flowback of PSE&G’s excess deferred income tax liabilities and Clean Energy Future program investments offset by an increase in bad debt flow-through. The difference in PSE&G’s effective tax rate as compared to the statutory tax rate of 28.11% was due primarily to an increase in the 2021 flowback of PSE&G’s excess deferred income tax liabilities and Clean Energy Future program investments.
For the three months ended March 31, 2021, the difference in PSEG Power’s effective tax rate as compared to the same period in the prior year was due primarily to the impact the additional trust tax on the NDT qualified fund net gains and the benefit of purchasing NOLs under the New Jersey Technology Tax Benefit Transfer Program had on PSEG Power’s 2021 pre-tax income compared to the impact the additional trust tax benefit on the NDT qualified fund net losses and the benefit of purchasing more NOLs under the New Jersey Technology Tax Benefit Transfer Program in 2020 had on PSEG Power’s 2020 pre-tax loss. The difference in PSEG Power’s effective tax rate as compared to the statutory tax rate of 28.11% was due primarily to the benefit of purchasing 2020 NOLs under the New Jersey Technology Tax Benefit Transfer Program in 2021 offset by the impact of the additional trust tax on NDT qualified fund net gains.
In March 2020, the federal Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. Among other provisions, the CARES Act allows a five-year carryback of any NOL generated in a taxable year beginning after December 31, 2017, and before January 1, 2021.
In April 2020, the Internal Revenue Service (IRS) issued a Private Letter Ruling to PSE&G concluding that certain excess deferred taxes previously classified as protected should be classified as unprotected. Unprotected excess deferred income taxes are not subject to the normalization rules allowing them to be refunded to customers sooner as agreed to with FERC and the BPU. In July 2020, FERC and the BPU approved PSE&G’s requests to refund these unprotected excess deferred income taxes to customers. FERC approved the refund of these unprotected excess deferred income taxes within the 2019 true-up filing. The BPU approved the refund of these unprotected excess deferred income taxes within the next five years beginning in July 2020.
In July 2020, the IRS issued final and proposed regulations addressing the limitation on deductible business interest expense contained in the Tax Cuts and Jobs Act of 2017 (Tax Act). These regulations retroactively allow depreciation to be added back in computing the 30% adjusted taxable income (ATI) cap, increasing the amount of interest that can be deducted by unregulated businesses in years before 2022. For 2022 and after, the regulations continue to disallow the addback of depreciation in the computation of ATI, effectively lowering the cap on the amount of deductible business interest and contain special rules in allocating interest between regulated and non-regulated businesses. The portion of PSEG’s and PSEG Power’s business interest expense that was disallowed in 2018 and 2019 under the previously issued proposed regulations will now be deductible in those respective years. These regulations remain uncertain in some respects.
In late December 2020, the Consolidated Appropriations Act (CAA), 2021 was enacted. PSEG does not believe the CAA will have a material impact on the financial condition and cash flows of PSEG, PSE&G and PSEG Power.
PSEG expects that a prolonged coronavirus pandemic and economic recovery may result in additional federal or state tax legislation that can have a material impact on PSEG’s, PSE&G’s and PSEG Power’s tax expense and cash tax position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of March 31, 2021, PSE&G had a $14 million New Jersey Corporate Business Tax NOL that is expected to be fully realized in the future. There are no other material tax carryforwards in other jurisdictions.
New Jersey State Tax Reform
In September 2020, New Jersey enacted its State Fiscal Year 2021 Budget, which amended the temporary surtax originally enacted into law in 2018, from 1.5% to 2.5% for 2020 and 2021 and extended the 2.5% surtax to 2023. PSE&G continues to be exempt and this amendment will not have a material impact on PSEG’s and PSEG Power’s financial statements.

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Three Months Ended March 31, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2020	$(9)	$(545)	$50	$(504)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(40)	(40)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	3	(2)	2
Net Current Period Other Comprehensive Income (Loss)	1	3	(42)	(38)
Balance as of March 31, 2021	$(8)	$(542)	$8	$(542)

PSEG	Three Months Ended March 31, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$(15)	$(499)	$25	$(489)
Other Comprehensive Income (Loss) before Reclassifications	(4)	—	14	10
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	3	(6)	(2)
Net Current Period Other Comprehensive Income (Loss)	(3)	3	8	8
Balance as of March 31, 2020	$(18)	$(496)	$33	$(481)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power	Three Months Ended March 31, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2020	$—	$(459)	$40	$(419)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(31)	(31)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2	(1)	1
Net Current Period Other Comprehensive Income (Loss)	—	2	(32)	(30)
Balance as of March 31, 2021	$—	$(457)	$8	$(449)

PSEG Power	Three Months Ended March 31, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$—	$(420)	$19	$(401)
Other Comprehensive Income (Loss) before Reclassifications	—	—	11	11
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2	(4)	(2)
Net Current Period Other Comprehensive Income (Loss)	—	2	7	9
Balance as of March 31, 2020	$—	$(418)	$26	$(392)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2021
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)
Total Cash Flow Hedges		(1)	—	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	5	(1)	4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)
Total Pension and OPEB Plans		(5)	2	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	3	(1)	2
Total Available-for-Sale Debt Securities		3	(1)	2
Total		$(3)	$1	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(2)	$1	$(1)
Total Cash Flow Hedges		(2)	1	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	6	(2)	4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)
Total Pension and OPEB Plans		(4)	1	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	9	(3)	6
Total Available-for-Sale Debt Securities		9	(3)	6
Total		$3	$(1)	$2

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2021
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$5	$(1)	$4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(8)	2	(6)
Total Pension and OPEB Plans		(3)	1	(2)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	2	(1)	1
Total Available-for-Sale Debt Securities		2	(1)	1
Total		$(1)	$—	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$5	$(1)	$4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(8)	2	(6)
Total Pension and OPEB Plans		(3)	1	(2)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	7	(3)	4
Total Available-for-Sale Debt Securities		7	(3)	4
Total		$4	$(2)	$2

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

	Three Months Ended March 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$648	$648	$448	$448
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	504	504
Effect of Stock Based Compensation Awards	—	3	—	3
Total Shares	504	507	504	507

EPS
Net Income	$1.29	$1.28	$0.89	$0.88

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2021	2020
Per Share	$0.51	$0.49
In Millions	$258	$248

On April 20, 2021, the PSEG Board of Directors approved a $0.51 per share common stock dividend for the second quarter of 2021.

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended March 31, 2021
Operating Revenues	$2,073	$1,167	$151	$(502)	$2,889
Net Income	477	161	10	—	648
Gross Additions to Long-Lived Assets	586	46	1	—	633
Three Months Ended March 31, 2020
Operating Revenues	$1,883	$1,220	$156	$(478)	$2,781
Net Income (Loss)	440	13	(5)	—	448
Gross Additions to Long-Lived Assets	620	97	3	—	720
As of March 31, 2021
Total Assets	$36,217	$12,654	$2,444	$(1,109)	$50,206
Investments in Equity Method Subsidiaries	$—	$66	$—	$—	$66
As of December 31, 2020
Total Assets	$35,581	$12,704	$2,692	$(927)	$50,050
Investments in Equity Method Subsidiaries	$—	$64	$—	$—	$64

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
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2021	2020
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$495	$490
Administrative Billings from Services (B)	87	78
Total Billings from Affiliates	$582	$568

	As of	As of
Related-Party Transactions	March 31, 2021	December 31, 2020
	Millions
Payable to PSEG Power (A)	$258	$273
Payable to Services (B)	83	95
Payable to PSEG (C)	147	111
Accounts Payable—Affiliated Companies	$488	$479
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$1	$7

PSEG Power
The financial statements for PSEG Power include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2021	2020
	Millions
Billings to Affiliates:
Net Billings to PSE&G (A)	$495	$490
Billings from Affiliates:
Administrative Billings from Services (B)	$43	$45

	As of	As of
Related-Party Transactions	March 31, 2021	December 31, 2020
	Millions
Receivable from PSE&G (A)	$258	$273
Receivable from PSEG (C)	—	44
Accounts Receivable—Affiliated Companies	$258	$317
Payable to Services (B)	$22	$13
Payable to PSEG (C)	12	—
Accounts Payable—Affiliated Companies	$34	$13
Short-Term Loan to (from) Affiliate (E)	$403	$161
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$57	$57

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
Our business discussion in Part I, Item 1. Business of our 2020 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2020 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2021 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the Form 10-K.
EXECUTIVE OVERVIEW OF 2021 AND FUTURE OUTLOOK
We are continuing our transformation into a primarily regulated electric and gas utility that is focused on meeting customer expectations and is aligned with public policy objectives promoting infrastructure investments to modernize and improve reliability and clean energy investments. Our business plan focuses on achieving growth while controlling costs and managing the risks associated with regulatory changes, fluctuating commodity prices and changes in customer demand. In furtherance of these goals, over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G. In May 2021, we entered into a purchase agreement to sell PSEG Power’s solar portfolio and we are continuing to explore strategic alternatives for PSEG Power’s more than 6,750 megawatts (MW) of fossil generation located in New Jersey, Connecticut, New York and Maryland. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions for additional information.
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
The COVID-19 pandemic and associated government actions and economic effects continue to impact our businesses. We have incurred additional expenses to protect our employees and customers, and PSE&G is experiencing significantly higher bad debts and lower cash collections, as discussed below. The potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, will depend on a number of factors outside of our control. These include the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects, and governmental or regulatory actions regarding customer collections, potential limitations on rate increases, recovery of incremental costs, and other matters. While we currently cannot estimate the potential impact to our results of operations, financial condition and cash flows, this MD&A includes a discussion of potential effects of a prolonged outbreak.
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. For the five-year period ending December 31, 2025, PSE&G expects to invest between $13 billion to $15 billion, resulting in an expected compound annual growth in rate base of 6.5% to 8%. The low end of the range assumes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-Energy Efficiency (EE) program at their average annual investment levels, as these programs are expected to continue at least at those current rates beyond their currently approved timeframes of 2023 and 2024, respectively. The range is driven by certain unapproved investment programs, including a to-be- filed extension of the Energy Strong program, which otherwise concludes in 2023, as well as the remaining portion of our CEF proposal (portion of Electric Vehicle (EV) and Energy Storage (ES) programs) and a potentially higher amount of investment for GSMP and CEF-EE beyond current levels. See below for a description of the CEF program.
In January 2020, New Jersey released its Energy Master Plan (EMP) which, among other things, recognizes the importance of the State’s EE targets and supported EVs, ES, and advanced metering infrastructure (AMI).
In September 2020, PSE&G reached a settlement with parties in the CEF-EE proceeding, which the BPU approved. The settlement commits $1 billion over a three-year period, with the majority of the investment occurring over a five-year period. Costs will be recovered through annual rate-making, with returns aligned with our most recent base rate case and a ten-year amortization period.
The approval also included a Conservation Incentive Program, a mechanism that will provide for recovery of lost electric and gas variable margin revenues relative to a baseline of the test year in our last base rate case from July 2017 to June 2018. The deferral period for this mechanism is effective beginning in June 2021 for electric and October 2021 for gas. PSE&G will suspend its gas Weather Normalization Charge (WNC) when the gas deferral period begins.
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
PSE&G has been deemed by New Jersey to provide essential services during the ongoing coronavirus pandemic. Our capital programs, including GSMP II, Energy Strong II and our transmission infrastructure investments, have not been materially impacted to date. However, a prolonged outbreak and the associated economic impacts, which could extend beyond the duration of the pandemic, could impact our ability to obtain necessary permits and approvals and could lead to shortages of necessary materials, supplies and labor. In addition, a determination by any state or federal regulatory authority that one or all of our projects is non-essential could require us to temporarily halt work. Any delay in our planned capital program could impact our operational performance and could materially impact our results of operations and financial condition through decreased cost recovery.

Further, the ongoing coronavirus pandemic could impact regulatory agencies’ ability to review proposed programs and delay the timing of approvals for matters subject to regulatory approval, including the approval of various clause recovery mechanisms.
PSE&G has experienced a reduction in demand from its commercial and industrial (C&I) customers, partially offset by increases in residential demand, and adverse changes to residential and C&I payment patterns. PSE&G expects these changes to continue during the prolonged coronavirus pandemic. In March 2021, the state formally extended its moratorium on non-safety related service disconnections for non-payment for residential customers through June 30, 2021. During the moratorium, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect could extend beyond the duration of the coronavirus pandemic. PSE&G’s electric distribution bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. PSE&G has deferred its incremental gas distribution bad debt expense as a result of COVID-19 as a Regulatory Asset and will seek recovery of that cost, as well as other net incremental COVID-19 costs, in its next base rate case.
In July 2020, the BPU authorized regulated utilities in New Jersey, including PSE&G, to create a COVID-19-related Regulatory Asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 through September 30, 2021, or 60 days after the New Jersey governor determines that the Public Health Emergency is no longer in effect, or in the absence of such a determination, 60 days from the time the Public Health Emergency automatically terminates by law, whichever is later. Deferred costs are to be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. As of March 31, 2021, PSE&G has recorded a Regulatory Asset related to COVID-19 to defer incremental costs of $60 million, which PSE&G expects are probable of recovery under the BPU order.
While the impact on our results of operations, financial condition and cash flows for the three months ended March 31, 2021 has not been material, a prolonged coronavirus pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could materially impact cash from operations, Accounts Receivable and bad debt expense.
PSEG Power
In July 2020, we announced that we are exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet with the intention of accelerating the transformation of our business into a primarily regulated electric and gas utility, with a significantly contracted generation business. It is expected to reduce overall business risk and earnings volatility, improve PSEG’s credit profile and is consistent with PSEG’s climate strategy and sustainability efforts, which is to focus on clean energy investments, methane reduction, and zero-carbon generation. PSEG intends to retain ownership of PSEG Power’s existing nuclear fleet. Since the announcement, we have engaged in proprietary activities relating to the potential divestiture of these assets and any potential transactions are expected to be completed sometime in 2021.
In May 2021, PSEG Power Ventures LLC (Power Ventures), a direct wholly owned subsidiary of PSEG Power, entered into a purchase agreement with Quattro Solar, LLC, an affiliate of LS Power, relating to the sale by Power Ventures of 100% of its ownership interest in PSEG Solar Source LLC including its related assets and liabilities. The transaction is expected to close during the second or third quarter of 2021, subject to certain closing conditions, adjustments and regulatory approvals.
There is no assurance that the strategic review will result in a sale or other disposition of all or any portion of the fossil generation assets on terms that are favorable to us, or at all. Any transaction would be subject to market conditions and customary closing conditions, including the receipt of all required regulatory approvals.
At PSEG Power, we have sought to achieve operational excellence and manage costs in order to optimize cash flow generation from our fleet in light of low wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. In the first three months of 2021, our natural gas and nuclear units generated 4.7 and 8.2 terawatt hours and operated at a capacity factor of 41.7% and 98.8%, respectively. Our commitments for load, such as basic generation service (BGS) in New Jersey and other bilateral supply contracts, are backed by this generation or may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving our obligations. PSEG Power’s hedging practices help to manage some of the volatility of the merchant power business. More than 75% of PSEG Power’s expected gross margin in 2021 relates to hedging of our energy margin, our expected revenues from the capacity market mechanisms, Zero Emission Certificate (ZEC) revenues and certain ancillary service payments such as reactive power.
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
In December 2020, LIPA filed a complaint against PSEG LI in New York State court alleging multiple breaches of the OSA in connection with PSEG LI’s preparation for and response to Tropical Storm Isaias seeking specific performance and $70 million in damages. Pursuant to recommendations by the New York State DPS, LIPA has initiated a series of actions to allow its board to determine whether to seek to terminate the OSA or instead continue with PSEG LI as its Service Provider. LIPA and PSEG LI are engaged in settlement discussions concerning various amendments to the OSA during which the litigation has been tolled. If the parties reach a settlement agreement, any amendments to the OSA will require the approval of the New York Attorney General and the New York Comptroller.
PSEG LI is fully cooperating with the inquiries by the New York Attorney General and the DPS, and we cannot predict their outcome. PSEG LI also continues to work closely with LIPA to address the recommendations in LIPA’s report. In the absence of a settlement agreement and the required approvals, PSEG LI intends to vigorously defend itself with regard to the allegations in LIPA’s complaint alleging breaches of the OSA; however, a decision in this proceeding requiring specific performance or the payment of damages by PSEG LI or resulting in the termination of the OSA could have a material adverse effect on PSEG’s results of operations and financial condition.
Climate Strategy and Sustainability Efforts
For more than a century, our mission has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Building on this mission, we believe in a future where customers universally use less energy, the energy they use is cleaner, and its delivery is more reliable and more resilient. In July 2019, we announced that we expect to cut carbon emissions at PSEG Power’s generation fleet by 80% by 2046, from 2005 levels. We have also announced our vision of attaining net zero- carbon emissions by 2050, assuming advances in technology, public policy and customer behavior.
PSE&G has also undertaken a number of initiatives that support the reduction of greenhouse gas (GHG) emissions and the implementation of energy efficiency initiatives. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas infrastructure, and the second phase of this program is expected to replace an additional 875 miles of gas pipes through 2023. The GSMP is designed to significantly reduce gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we expect an approximate 22% reduction in methane, and assuming a continuation of GSMP, we expect an approximate 60% reduction in methane emissions from 2011 through 2030. In addition, PSE&G’s CEF-EE which was approved by the BPU in September 2020, the CEF-EC and CEF-EV programs, which were approved by the BPU in January 2021, and the proposed CEF-ES program are intended to support New Jersey’s EMP through programs designed to help customers increase their energy efficiency, support the expansion of the electric vehicle infrastructure in the State, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events. We also continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events, notably through our investments in Energy Strong.
Offshore Wind
In December 2020, PSEG entered into a definitive agreement with Ørsted North America to acquire a 25% equity interest in Ørsted’s Ocean Wind project. Ocean Wind was selected by New Jersey to be the first offshore wind farm as part of the state’s intention to add 7,500 MW of offshore wind generating capacity by 2035. The Ocean Wind project could provide first power in late 2024. On March 31, 2021, the BPU approved PSEG’s investment in Ocean Wind and the acquisition was completed in April 2021. Additionally, PSEG and Ørsted each owns 50% of Garden State Offshore Energy LLC which holds rights to an offshore wind lease area. PSEG and Ørsted are exploring other offshore wind opportunities.

Operational Excellence
We emphasize operational performance while developing opportunities in both our regulated and competitive businesses. In the first three months of 2021, our utility continued its efforts to control costs while maintaining strong operational performance and has implemented protocols to ensure that we are providing essential services to our customers during the ongoing coronavirus pandemic in a safe and reliable manner.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first three months of 2021 as we
•maintained sufficient liquidity,
•maintained solid investment grade credit ratings, and
•increased our indicative annual dividend for 2021 to $2.04 per share.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources without the issuance of new equity. Our planned capital requirements, which are driven by growth in our regulated utility, and the potential sale of our non-nuclear generation fleet are expected to improve our business and financial profile.
Financial Results
The results for PSEG, PSE&G and PSEG Power for the three months ended March 31, 2021 and 2020 are presented as follows:

	Three Months Ended
	March 31,
Earnings (Losses)	2021	2020
	Millions
PSE&G	$477	$440
PSEG Power	161	13
Other (A)	10	(5)
PSEG Net Income	$648	$448

PSEG Net Income Per Share (Diluted)	$1.28	$0.88

(A)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended
	March 31,
	2021	2020
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$32	$(135)
Non-Trading MTM Gains (Losses) (C)	$(34)	$77

(A)NDT Fund Income (Expense) includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 1. Note 9. Trust Investments for additional information. NDT Fund Income (Expense) also includes interest and dividend income and other costs related to the NDT Fund recorded in Other Income (Deductions), interest accretion expense on PSEG Power’s nuclear Asset Retirement Obligation (ARO) recorded in Operation and Maintenance Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.
(B)Net of tax (expense) benefit of $(23) million and $84 million for the three months ended March 31, 2021 and 2020, respectively.

(C)Net of tax (expense) benefit of $13 million and $(30) million for the three months ended March 31, 2021 and 2020, respectively.
Our $200 million increase in Net Income for the three months ended March 31, 2021 was driven primarily by
•net gains on NDT Fund equity securities as compared to significant net losses in 2020 at PSEG Power,
•higher earnings due to continued investments in T&D programs at PSE&G,
•higher average realized prices in the PJM, New England (NE) and New York (NY) regions coupled with higher volumes of electricity sold in the NE region at PSEG Power, and
•higher pension and OPEB credits,
•partially offset by MTM losses in 2021 as compared to MTM gains in 2020 at PSEG Power.
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
Disciplined Investment
We utilize rigorous criteria and consider a number of external factors, focusing on the value for our stakeholders, as well as other impacts, when determining how and when to efficiently deploy capital. We principally explore opportunities for investment in areas that complement our existing business and provide reasonable risk-adjusted returns and continuously assess and optimize our business mix as appropriate. In the first three months of 2021, we
•made additional investments in T&D infrastructure projects on time and on budget,
•continued to execute our Energy Efficiency and other existing BPU-approved utility programs,
•continued to evaluate potential additional offshore wind opportunities, and
•continued the process to potentially sell PSEG Power’s non-nuclear generation business, which is expected to improve our business profile and accelerate our transition to a primarily regulated electric and gas utility, with a significantly contracted energy business.
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
Transmission Rate Proceedings and Return on Equity (ROE)
In March 2019, FERC issued a Notice of Inquiry seeking comments on improvements to FERC’s electric transmission incentives policy. Subsequently, in April 2021, FERC issued a supplemental notice of proposed rulemaking to eliminate the incentive for Regional Transmission Organization (RTO) membership for transmitting utilities that have already received the incentive for three or more years. PSE&G began receiving a 50 basis point adder for RTO membership in 2008. Elimination of the adder for RTO membership could reduce PSE&G’s annual Net Income and annual cash inflows by approximately $30 million.
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
Environmental Regulation
We are subject to liability under environmental laws for the costs and penalties of remediating environmental contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. In particular, the historic operations of PSEG companies and the operations of numerous other companies along the Passaic and Hackensack Rivers are alleged by Federal and State agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes. We are also currently involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, and the costs and penalties of any such remediation efforts could be material.
For further information regarding the matters described above, as well as other matters that may impact our financial condition and results of operations, see Item 1. Note 11. Commitments and Contingent Liabilities.
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per megawatt hour (MWh) generated in payments to selected nuclear plants (ZEC payment)). Each nuclear plant is expected to receive ZEC revenue for approximately three years, through May 2022.
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per MWh received during the current ZEC period through May 2022 referenced above. As a result, each nuclear plant is expected to receive ZEC revenue for approximately three years starting June 2022. The terms and conditions of this April 2021 ZEC award are generally similar to the current ZEC period as discussed above.
The award of ZECs attaches certain obligations, including an obligation to repay the ZECs in the event that a plant ceases operations during the approximate three-year period that it was awarded ZECs, subject to certain exceptions specified in the ZEC legislation. PSEG Power has and will continue to recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. Further, the ZEC payment may be adjusted by the BPU at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source. For instance, the New Jersey Division of Rate Counsel (New Jersey Rate Counsel), in written comments filed with the BPU, has advocated for the BPU to offset market benefits resulting from New Jersey’s rejoining the Regional Greenhouse Gas Initiative from the ZEC payment. PSEG intends to vigorously defend against these arguments. Due to its preliminary nature, PSEG cannot predict the outcome of this matter.
The BPU’s April 2019 decision awarding ZECs through May 2022 has been appealed by the New Jersey Rate Counsel. In March 2021, the New Jersey Appellate Division affirmed the BPU’s April 2019 decision granting ZECs for the first eligibility period. In April 2021, New Jersey Rate Counsel has petitioned to the New Jersey Supreme Court for further appellate review. PSEG cannot predict the outcome of this matter.
In the event that (i) the ZEC program is overturned or is otherwise materially adversely modified through legal process; or (ii) any of the Salem 1, Salem 2 and Hope Creek plants is not sufficiently valued for its environmental, fuel diversity or resilience attributes in future periods and does not otherwise experience a material financial change that would remove the need for such attributes to be sufficiently valued, PSEG Power will take all necessary steps to cease to operate all of these plants. Alternatively, even with sufficient valuation of these attributes, if the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act and related state regulations, or other factors, PSEG Power will take all necessary steps to cease to operate all of these plants. Ceasing operations of these plants would result in a material adverse impact on PSEG’s and PSEG Power’s results of operations.
Tax Legislation
On March 31, 2021, the White House released an overview of The American Jobs Plan and Made in America Tax Plan. Although very few details of the plans have been released, the Made in America Tax Plan includes an increase in the federal corporate tax rate and a minimum tax levied on book earnings. If either provision is enacted, it would have an unfavorable impact on PSEG’s and PSEG Power’s financial statements and would increase PSE&G’s customers’ bills.
A prolonged coronavirus pandemic or further economic stimulus could result in future federal or state legislation which could have a material impact on our effective tax rate and cash tax position.
The Consolidated Appropriations Act, 2021 (CAA) was enacted in late December 2020. The CAA provides a 30% investment tax credit for offshore wind projects that begin construction before December 31, 2025. Also, on December 31, 2020, Notice 2021-05 was issued. For qualifying offshore wind projects, the notice extends the four year continuity safe harbor to ten calendar years commencing the calendar year after which construction of the project begins.
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
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance to capitalize on or otherwise address regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we will continue to:
•obtain approval of and execute on our utility capital investment program to enhance the resiliency of our infrastructure, maintain the reliability of the service we provide to our customers, and align our sustainability and climate goals with

New Jersey’s energy policy,
•focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•deliver on our Human Capital Management strategy to attract, develop and retain a diverse, high-performing workforce,
•successfully manage our energy obligations and re-contract our open supply positions in response to changes in prices and demand, mindful of the cost and affordability impacts to our electric and gas distribution customers,
•advocate for federal and state programs to properly value New Jersey’s largest zero-carbon generation resource and measures that promote fair and efficient electricity markets, including recognition of the cost of emissions,
•engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business,
•finalize our strategic alternatives review for PSEG Power’s non-nuclear generating assets and successfully execute any transactions involving those assets as we transform our business mix into a mostly regulated utility and contracted generating company with a carbon-free nuclear and offshore wind fleet,
•successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations, and
•manage the risks and opportunities in environmental, social and governance (ESG) matters, which is an integral part of our long-term strategy to be a clean energy leader for the benefit of all stakeholders.
In addition to the risks described elsewhere in this Form 10-Q and in our Form 10-K, for 2021 and beyond, the key issues and challenges we expect our business to confront include:
•regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,
•the continuing impact of the ongoing coronavirus pandemic and the associated economic impact, which could extend beyond the duration of the pandemic,
•future changes in federal and state tax laws, including The American Jobs Plan and Made in America Tax Plan, and
•the impact of changes in demand, natural gas and electricity prices, and expanded efforts to decarbonize several sectors of the economy.
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

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2021	2020	2021 vs. 2020
	Millions		Millions	%
Operating Revenues	$2,889	$2,781	$108	4
Energy Costs	1,029	906	123	14
Operation and Maintenance	778	754	24	3
Depreciation and Amortization	341	324	17	5
Income from Equity Method Investments	3	3	—	—
Net Gains (Losses) on Trust Investments	60	(221)	281	N/A
Other Income (Deductions)	25	4	21	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	82	62	20	32
Interest Expense	146	153	(7)	(5)
Income Tax (Benefit) Expense	117	44	73	N/A

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2021	2020	2021 vs. 2020
	Millions		Millions	%
Operating Revenues	$2,073	$1,883	$190	10
Energy Costs	849	708	141	20
Operation and Maintenance	424	386	38	10
Depreciation and Amortization	241	222	19	9
Net Gains (Losses) on Trust Investments	1	—	1	N/A
Other Income (Deductions)	28	27	1	4
Net Non-Operating Pension and OPEB Credits (Costs)	66	51	15	29
Interest Expense	98	96	2	2
Income Tax Expense (Benefit)	79	109	(30)	(28)

Three Months Ended March 31, 2021 as Compared to 2020
Operating Revenues increased $190 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $23 million due primarily to
•Transmission revenues were $26 million higher due to an increase in revenue requirements attributable to higher rate base investment.
•Electric distribution revenues increased $12 million due primarily to a $10 million increase attributable to higher sales volumes and a $2 million increase in Green Program Recovery Charge (GPRC) collections.

•Gas distribution revenues increased $9 million due primarily to a $57 million increase due to higher sales volumes and a $3 million increase in GPRC revenues. These increases were partially offset by $51 million in accrued WNC revenues in the first quarter of 2020.
•Electric and Gas revenues decreased by $24 million due to a net increase in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
Commodity Revenues increased $144 million as a result of higher Gas revenues and higher Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic gas supply service (BGSS) and BGS to retail customers.
•Gas commodity revenues increased $102 million due primarily to higher BGSS sales volumes of $57 million and higher BGSS prices of $45 million.
•Electric commodity revenues increased $42 million due primarily to a $67 million increase in sales volumes, partially offset by $25 million in lower BGS prices.
Clause Revenues increased $23 million due primarily to higher SBC revenues of $22 million and a $1 million net increase in Tax Adjustment Credit (TAC) and GPRC deferrals. The changes in SBC revenues and TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on SBC revenues or TAC and GPRC deferrals.
Other Operating Revenues were flat. An $11 million decrease in Solar Renewable Energy Certificate (SREC) revenues was entirely offset by an $8 million increase in Transition Renewable Energy Certificate (TREC) revenues and a $3 million increase in appliance service revenues. The changes in SREC and TREC components of revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $141 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $38 million due primarily to a $21 million increase in clause and renewable-related expenses, a $7 million increase in appliance service costs, a $4 million increase in transmission expenditures, a $3 million increase in grounds maintenance for snow removal, a $2 million increase in distribution corrective and preventative maintenance and $1 million increase in vegetation management expenditures.
Depreciation and Amortization increased $19 million due primarily to a $13 million increase related to additional plant in service and a $5 million increase in the amortization of Regulatory Assets.
Net Non-Operating Pension and OPEB Credits (Costs) increased $15 million due primarily to a $12 million decrease in interest cost and a $7 million increase in the expected return on plan assets, partially offset by a $2 million increase in the amortization of the net actuarial loss and a $2 million increase in the amortization of net prior service cost.
Interest Expense increased $2 million due primarily to a $1 million increase from net debt issuances in 2021 and a $3 million increase from net debt issuances in 2020. These increases were partially offset by a decrease of $2 million due to a reduction in short-term borrowings and a decrease in the allowance for funds used during construction.
Income Tax Expense decreased $30 million due primarily to an increase in the 2021 flowback of PSE&G’s excess deferred income tax liabilities and CEF program investments, partially offset by an increase in bad debt flow-through.

PSEG Power

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2021	2020	2021 vs. 2020
	Millions		Millions	%
Operating Revenues	$1,167	$1,220	$(53)	(4)
Energy Costs	682	676	6	1
Operation and Maintenance	222	241	(19)	(8)
Depreciation and Amortization	92	94	(2)	(2)
Income from Equity Method Investments	3	3	—	—
Net Gains (Losses) on Trust Investments	58	(220)	278	N/A
Other Income (Deductions)	(4)	(23)	19	(83)
Net Non-Operating Pension and OPEB Credits (Costs)	12	8	4	50
Interest Expense	27	34	(7)	(21)
Income Tax Expense (Benefit)	52	(70)	122	N/A

Three Months Ended March 31, 2021 as Compared to 2020
Operating Revenues decreased $53 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $128 million due primarily to
•a net decrease of $202 million due to MTM losses in 2021 as compared to MTM gains in 2020. Of this amount, there was a $167 million decrease due to changes in forward prices in 2021 as compared to 2020 coupled with a $35 million decrease due to losses on positions reclassified to realized upon settlement in 2021 compared to gains in 2020, and
•a net decrease of $22 million in electricity sold primarily due to the transfer of responsibility for firm transmission services under the BGS contracts from the BGS suppliers to the Electric Distribution Companies (EDCs),
•partially offset by a net increase of $81 million due primarily to higher average realized prices in the PJM, NE and NY regions coupled with higher volumes of electricity sold in the NE region. This was partially offset by lower volumes of electricity sold in the PJM region, and
•a net increase of $10 million in capacity revenues due primarily to increases in auction prices in the PJM region, partially offset by decreases in capacity prices and higher load obligations in the NE region.
Gas Supply Revenues increased $75 million due primarily to
•a net increase of $63 million in sales under the BGSS contract primarily due to higher sales volumes, and
•a net increase of $12 million related to sales to third parties, of which $23 million was due to higher average sales prices, partially offset by a decrease of $11 million due to lower volumes sold.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $6 million due to
Gas costs increased $48 million due mainly to
•a net increase of $38 million in costs related to sales under the BGSS contract, of which $58 million was due to higher send out volumes, partially offset by a decrease of $20 million due to the lower average cost of gas, and
•a net increase of $8 million related to sales to third parties, of which $18 million was due to an increase in the average cost of gas, partially offset by a decrease of $10 million due to lower volumes sold.
Generation costs decreased $42 million due primarily to
•a net decrease of $48 million due to net MTM gains in 2021 compared to MTM losses in 2020. Of this amount, there was a $32 million decrease due to changes in forward prices in 2021 as compared to 2020 coupled with a $16 million decrease due to gains on positions reclassified to realized upon settlement in 2021 as compared to losses in 2020,
•a net decrease of $28 million in transmission costs primarily due to a $22 million impact from the transfer of responsibility for firm transmission services under BGS contracts from BGS suppliers to the EDCs, coupled with a $6 million decrease from changes in BGS and other load, and
•a decrease of $20 million due to a lower of cost or market adjustment recorded in the first quarter of 2020 on oil inventory caused by a decrease in oil demand and pricing,
•partially offset by a net increase of $46 million in fuel costs reflecting higher gas prices in the PJM, NY, and NE regions coupled with the utilization of higher volumes of coal in the NE region. This was partially offset by utilization of lower volumes of gas in the PJM region.
Operation and Maintenance decreased $19 million due primarily to higher planned outage costs in 2020 at our fossil and nuclear plants.
Net Gains (Losses) on Trust Investments increased $278 million due primarily to a $214 million decrease in net unrealized losses on equity investments in the NDT Fund, and a $60 million increase in net realized gains on NDT Fund investments.
Other Income (Deductions) increased $19 million primarily due to lower purchases of NOL tax benefits in 2021 under the New Jersey Technology Tax Benefit Transfer Program.
Non-Operating Pension and OPEB Credits (Costs) increased $4 million due to a $3 million decrease in interest cost and a $1 million increase in the expected return on plan assets.
Interest Expense decreased $7 million due primarily to debt maturities in April 2020.
Income Tax Expense increased $122 million due primarily to higher pre-tax income, an additional trust tax on the NDT qualified fund net gains, and the purchase of less New Jersey NOL tax benefits in 2021 as compared to 2020 under the New Jersey Technology Tax Benefit Transfer Program.
LIQUIDITY AND CAPITAL RESOURCES
The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions, where material, of our two direct major operating subsidiaries.
Operating Cash Flows
We continue to expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund planned capital expenditures and shareholder dividends.
For the three months ended March 31, 2021, our operating cash flow decreased $126 million as compared to the same period in 2020. The net decrease was primarily due to the net changes from our subsidiaries, as discussed below, offset by higher tax refunds in 2021 at the parent company and tax refunds in 2021 as compared to tax payments in 2020 at Energy Holdings.
Given the current economic challenges, PSE&G has informed both our residential customers and state regulators that all non-safety related service disconnections for non-payment will be temporarily suspended. In addition, the current economic conditions have adversely impacted residential and C&I customer payment patterns. During the moratorium, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will extend beyond the duration of the coronavirus pandemic. While the impact on our results of operations, financial condition and cash flows for the three months ended March 31, 2021 was not material, a prolonged coronavirus pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could materially impact cash from operations, Accounts Receivable and bad debt expense.
PSE&G
PSE&G’s operating cash flow decreased $117 million from $635 million to $518 million for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to higher accounts receivable reflecting lower collections due to the economic impacts of the pandemic and the moratorium on collections, increases in electric energy and vendor payables, and higher tax payments in 2021. These decreases were partially offset by a net decrease in regulatory deferrals.
PSEG Power
PSEG Power’s operating cash flow decreased $9 million from $484 million to $475 million for the three months ended March 31, 2021, as compared to the same period in 2020, due to a $99 million reduction related to cash collateral posting requirements, and tax payments in 2021 as compared to tax refunds in 2020, partially offset by higher earnings and a $41 million increase in the usage of fuels, materials and supplies.

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
In March 2020, PSEG entered into a $300 million, 364-day term loan agreement which was prepaid in January 2021. In March 2021, PSEG entered into a $500 million, 364-day variable rate term loan agreement. This term loan is not included in the credit facility amounts presented in the following table.
Our total credit facilities and available liquidity as of March 31, 2021 were as follows:

Company/Facility	As of March 31, 2021
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$167	$1,333
PSE&G	600	18	582
PSEG Power	2,100	152	1,948
Total	$4,200	$337	$3,863

As of March 31, 2021, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon, including access to capital to meet redemptions. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current Moody’s rating and a two level downgrade from its current S&P rating. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $818 million and $840 million as of March 31, 2021 and December 31, 2020, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,
•PSEG has $300 million of 2.00% Senior Notes maturing in November 2021,
•PSE&G has $134 million of 9.25% Mortgage Bonds Series CC maturing in June 2021, and
•PSEG Power has $700 million of 3.00% Senior Notes maturing in June 2021 and $250 million of 4.15% Senior Notes maturing in September 2021. PSEG Power has a letter of credit backing $44 million of Pennsylvania Economic Development Financing Authority Variable Rate Demand Bonds which expires in March 2022.
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
Summarized financial information is being presented, on a combined basis, only for PSEG Power (parent company) and the guarantors of PSEG Power’s Senior Notes, excluding investments in, and earnings (losses) from, subsidiaries that are not guarantors. All transactions between PSEG Power (parent company) and the guarantor subsidiaries are eliminated in the combined summarized financial information. The required disclosures for the year-to-date interim period and the most recent fiscal year are provided in the following tables.

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
	Millions
Operating Revenues (A)	$1,151	$3,564
Operating Income	$171	$598
Net Income	$162	$597

(A)Operating Revenues include sales to affiliates of $498 million and $1,218 million, respectively for the three months ended March 31, 2021 and year ended December 31, 2020, respectively.

	As of	As of
	March 31, 2021	December 31, 2020
	Millions
Current Receivables from Subsidiaries and Affiliates	$2,525	$2,350
Total Current Assets	$3,397	$3,365
Noncurrent Receivables from Affiliates	$17	$17
Total Noncurrent Assets	$7,178	$7,228

Current Payables to Subsidiaries and Affiliates	$286	$258
Total Current Liabilities	$1,800	$1,734
Noncurrent Payables to Affiliates	$57	$57
Total Noncurrent Liabilities	$3,974	$4,027

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
Common Stock Dividends
On April 20, 2021, our Board of Directors declared a $0.51 dividend per share of common stock for the second quarter of 2021. This reflects an indicative annual dividend rate of $2.04 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 18. Earnings Per Share (EPS) and Dividends.
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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures at PSEG Power and Services as compared to amounts disclosed in our 2020 Form 10-K.
PSE&G
During the three months ended March 31, 2021, PSE&G made capital expenditures of $586 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $27 million, which are included in operating cash flows.
PSEG Power
During the three months ended March 31, 2021, PSEG Power made capital expenditures of $36 million, excluding $10 million for nuclear fuel, primarily related to various nuclear and fossil projects.
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
From January through March 2021, MTM VaR was relatively stable between a low of $7 million and a high of $24 million at the 95% confidence level. The range of VaR was slightly wider for the three months ended March 31, 2021 as compared with the year ended December 31, 2020.

	MTM VaR
	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$8	$16
Average for the Period	$14	$10
High	$24	$18
Low	$7	$5
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$13	$24
Average for the Period	$22	$16
High	$38	$29
Low	$11	$8

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

Internal Controls
PSEG, PSE&G and PSEG Power
There have been no changes in internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

ITEM 1A.RISK FACTORS
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our Form 10-K, which describes various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. We expect that the risks and uncertainties described in this Form 10-Q and our Form 10-K will be further adversely impacted by the ongoing coronavirus pandemic and any related, sustained economic downturn, which could extend beyond the duration of the pandemic.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2020, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to be issued in 2021 and the repurchase of shares to satisfy purchases by employees under the Employee Stock Purchase Plan during 2021. The following table indicates our common share repurchases in the open market during the first quarter of 2021. There are no remaining shares available for repurchase under the plan.

Three Months Ended March 31, 2021	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31	1,000,000	$56.22
February 1 - February 28	—	—
March 1 - March 31	—	—

ITEM 5. OTHER INFORMATION
Certain information reported in the Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the Form 10-K. References are to the related pages on the Form 10-K.
Federal Regulation
Transmission Rate Proceedings
In March 2019, FERC issued a Notice of Inquiry (NOI) seeking comment on improvements to FERC’s electric transmission incentives policy to ensure that it appropriately encourages the development of the infrastructure needed to ensure grid reliability and reduce congestion to lower the cost of power for consumers. The NOI is intended to examine whether existing incentives, such as the 50 basis point adder for RTO membership, should continue to be granted and whether new incentives should be established. The NOI includes the consideration of incentives for economic efficiency and reliability benefits, RTO membership, improvements to existing transmission facilities, consideration of the costs and benefits of projects in awarding incentives, and determination of whether to review incentive applications on a case-specific or standardized basis. However, in April 2021, FERC issued a supplemental notice of proposed rulemaking to eliminate the incentive for RTO membership for transmitting utilities that have already received the incentive for three or more years. PSE&G began receiving a 50 basis point adder for RTO membership in 2008. Elimination of the adder for RTO membership could be material to PSE&G.
Energy Clearing Prices
December 31, 2020 Form 10-K page 13. In April 2019, FERC issued an order directing PJM and NYISO to change their rules governing pricing for fast-start resources. In its Order, FERC found that current fast-start pricing practices are unjust and unreasonable because they do not allow prices to reflect the marginal cost of serving load. FERC required PJM and NYISO to make various changes to their respective tariffs to allow the start-up costs of fast-start resources to be reflected in prices, among other things. In August 2019, PJM stated that new tariff provisions would apply fast-start pricing to all eligible fast-start resources. However, in January 2020, FERC decided to hold the proceeding in abeyance in order to allow PJM and its stakeholders to address FERC’s concern that PJM’s pricing and dispatch are misaligned. In December 2020, FERC issued an order accepting aspects of PJM’s proposed reforms, but also directed PJM to submit an additional filing that includes an implementation date. In February 2021, PJM submitted the additional filing and requested an effective date of May 1, 2021. The new rules will not be implemented until FERC issues an order approving PJM’s final compliance filing. We will continue to participate in this proceeding.
State Regulation
BGSS Process
December 31, 2020 Form 10-K page 16. In September 2019, the BPU formally opened a stakeholder proceeding to explore gas capacity procurement and related issues with respect to service to all New Jersey natural gas customers, whether served through BGSS or a third- party supplier. In addition, the BPU directed that the proceeding review whether, and to what extent, third-party suppliers are providing savings to New Jersey customers on their natural gas supply. In 2019, the Board Staff conducted a public hearing and interested parties, including PSE&G, submitted oral and written comments while also answering the Staff’s specific questions concerning, among other things, capacity procurement (e.g., timing, price, sufficiency); the sufficiency of pipeline capacity within New Jersey; the cost impacts if gas distribution companies were made responsible for securing incremental capacity for their transportation customers; and economic benefits to residential customers. In early 2020, the BPU announced that it had retained a consultant, and in February 2021 that consultant issued discovery requests focused on PSE&G’s June 2020 BGSS filing. The proceeding remains open.

ITEM 6.EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

c. PSEG Power:
Exhibit 3:	PSEG Power LLC Limited Liability Company Agreement, amended and restated
Exhibit 22:	Guaranteed Securities
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 5, 2021

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
Date: May 5, 2021

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
Date: May 5, 2021