Form 10-Q
period 2021-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2021-08-09
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 20, 2021, Public Service Enterprise Group Incorporated had outstanding 505,577,072 shares of its sole class of Common Stock, without par value.
As of July 20, 2021, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
OPERATING REVENUES	$1,874	$2,050	$4,763	$4,831
OPERATING EXPENSES
Energy Costs	606	595	1,635	1,501
Operation and Maintenance	783	733	1,561	1,487
Depreciation and Amortization	322	315	663	639
(Gains) Losses on Asset Dispositions and Impairments	457	—	457	—
Total Operating Expenses	2,168	1,643	4,316	3,627
OPERATING INCOME (LOSS)	(294)	407	447	1,204
Income from Equity Method Investments	6	3	9	6
Net Gains (Losses) on Trust Investments	81	201	141	(20)
Other Income (Deductions)	33	38	58	42
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	82	62	164	124
Interest Expense	(147)	(151)	(293)	(304)
INCOME (LOSS) BEFORE INCOME TAXES	(239)	560	526	1,052
Income Tax Benefit (Expense)	62	(109)	(55)	(153)
NET INCOME (LOSS)	$(177)	$451	$471	$899
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	504	504	504
DILUTED	504	507	507	507
NET INCOME (LOSS) PER SHARE:
BASIC	$(0.35)	$0.89	$0.94	$1.78
DILUTED	$(0.35)	$0.89	$0.93	$1.77

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(177)	$451	$471	$899
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(10), $(12), $16 and $(18) for the three and six months ended 2021 and 2020, respectively	16	20	(26)	28
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(1), $(1), $(1) and $0 for the three and six months ended 2021 and 2020, respectively	—	3	1	—
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $(1), $(3) and $(2) for the three and six months ended 2021 and 2020, respectively	4	3	7	6
Other Comprehensive Income (Loss), net of tax	20	26	(18)	34
COMPREHENSIVE INCOME (LOSS)	$(157)	$477	$453	$933

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$107	$543
Accounts Receivable, net of allowance of $251 in 2021 and $196 in 2020	1,408	1,410
Tax Receivable	9	63
Unbilled Revenues, net of allowance of $9 in 2021 and $10 in 2020	207	229
Fuel	207	277
Materials and Supplies, net	612	601
Prepayments	253	51
Derivative Contracts	35	60
Regulatory Assets	321	369
Other	42	27
Total Current Assets	3,201	3,630
PROPERTY, PLANT AND EQUIPMENT	48,270	48,569
Less: Accumulated Depreciation and Amortization	(11,226)	(10,984)
Net Property, Plant and Equipment	37,044	37,585
NONCURRENT ASSETS
Regulatory Assets	3,945	3,872
Operating Lease Right-of-Use Assets	214	262
Long-Term Investments	593	536
Nuclear Decommissioning Trust (NDT) Fund	2,628	2,501
Long-Term Tax Receivable	47	—
Long-Term Receivable of Variable Interest Entity (VIE)	954	945
Rabbi Trust Fund	245	266
Other Intangibles	122	158
Derivative Contracts	8	9
Other	291	286
Total Noncurrent Assets	9,047	8,835
TOTAL ASSETS	$49,292	$50,050

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2021	December 31, 2020
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$345	$1,684
Commercial Paper and Loans	1,450	1,063
Accounts Payable	1,146	1,332
Derivative Contracts	34	21
Accrued Interest	126	126
Accrued Taxes	235	124
Clean Energy Program	231	143
Obligation to Return Cash Collateral	101	98
Regulatory Liabilities	301	294
Other	523	637
Total Current Liabilities	4,492	5,522
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,219	6,502
Regulatory Liabilities	2,628	2,707
Operating Leases	204	252
Asset Retirement Obligations	1,270	1,212
OPEB Costs	722	730
OPEB Costs of Servco	714	699
Accrued Pension Costs	1,030	1,128
Accrued Pension Costs of Servco	220	226
Environmental Costs	237	286
Derivative Contracts	6	4
Long-Term Accrued Taxes	90	88
Other	232	214
Total Noncurrent Liabilities	13,572	14,048
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	15,350	14,496
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2021 and 2020—534 shares	5,026	5,031
Treasury Stock, at cost, 2021 and 2020—30 shares	(899)	(861)
Retained Earnings	12,273	12,318
Accumulated Other Comprehensive Loss	(522)	(504)
Total Stockholders’ Equity	15,878	15,984
Total Capitalization	31,228	30,480
TOTAL LIABILITIES AND CAPITALIZATION	$49,292	$50,050

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$471	$899
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	663	639
Amortization of Nuclear Fuel	94	93
(Gains) Losses on Asset Dispositions and Impairments	457	—
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	82	65
Provision for Deferred Income Taxes (Other than Leases) and ITC	(205)	104
Non-Cash Employee Benefit Plan (Credits) Costs	(89)	(52)
Leveraged Lease (Income), (Gains) and Losses, Adjusted for Rents Received and Deferred Taxes	6	9
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	331	(1)
Cost of Removal	(60)	(44)
Net Change in Regulatory Assets and Liabilities	(24)	(70)
Net (Gains) Losses and (Income) Expense from NDT Fund	(158)	5
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	56	16
Prepayments	(200)	(158)
Accrued Taxes	30	115
Cash Collateral	(289)	32
Other Current Assets and Liabilities	(121)	98
Employee Benefit Plan Funding and Related Payments	(8)	(6)
Other	13	(80)
Net Cash Provided By (Used In) Operating Activities	1,049	1,664
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,303)	(1,414)
Purchase of Emission Allowances and RECs	(34)	(50)
Proceeds from Sales of Trust Investments	1,229	1,163
Purchases of Trust Investments	(1,223)	(1,184)
Proceeds from Sales of Long-Lived Assets and Lease Investments	565	—
Other	(27)	52
Net Cash Provided By (Used In) Investing Activities	(793)	(1,433)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(563)	(750)
Proceeds from Short-Term Loans	1,250	800
Payment of Short-Term Loans	(300)	—
Issuance of Long-Term Debt	900	975
Redemption of Long-Term Debt	(1,384)	(406)
Cash Dividends Paid on Common Stock	(516)	(495)
Other	(71)	(64)
Net Cash Provided By (Used In) Financing Activities	(684)	60
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(428)	291
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	572	176
Cash, Cash Equivalents and Restricted Cash at End of Period	$144	$467
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$143	$41
Interest Paid, Net of Amounts Capitalized	$279	$288
Accrued Property, Plant and Equipment Expenditures	$309	$331

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of March 31, 2021	534	$5,013	(30)	$(902)	$12,708	$(542)	$16,277
Net Loss	—	—	—	—	(177)	—	(177)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(12)	—	—	—	—	—	20	20
Comprehensive Loss							(157)
Cash Dividends at $0.51 per share on Common Stock	—	—	—	—	(258)	—	(258)
Other	—	13	—	3	—	—	16
Balance as of June 30, 2021	534	$5,026	(30)	$(899)	$12,273	$(522)	$15,878

Balance as of March 31, 2020	534	$4,994	(30)	$(868)	$11,604	$(481)	$15,249
Net Income	—	—	—	—	451	—	451
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(14)	—	—	—	—	—	26	26
Comprehensive Income							477
Cash Dividends at $0.49 per share on Common Stock	—	—	—	—	(247)	—	(247)
Other	—	9	—	3	—	—	12
Balance as of June 30, 2020	534	$5,003	(30)	$(865)	$11,808	$(455)	$15,491

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2020	534	$5,031	(30)	$(861)	$12,318	$(504)	$15,984
Net Income	—	—	—	—	471	—	471
Other Comprehensive Income (Loss), net of tax (expense) benefit of $12	—	—	—	—	—	(18)	(18)
Comprehensive Income							453
Cash Dividends at $1.02 per share on Common Stock	—	—	—	—	(516)	—	(516)
Other	—	(5)	—	(38)	—	—	(43)
Balance as of June 30, 2021	534	$5,026	(30)	$(899)	$12,273	$(522)	$15,878

Balance as of December 31, 2019	534	$5,003	(30)	$(831)	$11,406	$(489)	$15,089
Net Income	—	—	—	—	899	—	899
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(20)	—	—	—	—	—	34	34
Comprehensive Income							933
Cumulative Effect Adjustment for Current Expected Credit Losses (CECL)	—	—	—	—	(2)	—	(2)
Cash Dividends at $0.98 per share on Common Stock	—	—	—	—	(495)	—	(495)
Other	—	—	—	(34)	—	—	(34)
Balance as of June 30, 2020	534	$5,003	(30)	$(865)	$11,808	$(455)	$15,491

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
OPERATING REVENUES	$1,514	$1,456	$3,587	$3,339
OPERATING EXPENSES
Energy Costs	509	510	1,358	1,218
Operation and Maintenance	393	380	817	766
Depreciation and Amortization	231	217	472	439
Total Operating Expenses	1,133	1,107	2,647	2,423
OPERATING INCOME	381	349	940	916
Net Gains (Losses) on Trust Investments	—	1	1	1
Other Income (Deductions)	24	26	52	53
Net Non-Operating Pension and OPEB Credits (Costs)	66	52	132	103
Interest Expense	(101)	(98)	(199)	(194)
INCOME BEFORE INCOME TAXES	370	330	926	879
Income Tax Benefit (Expense)	(61)	(47)	(140)	(156)
NET INCOME	$309	$283	$786	$723

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET INCOME	$309	$283	$786	$723
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $(1), $1 and $(1) for the three and six months ended 2021 and 2020, respectively	1	1	(2)	1
COMPREHENSIVE INCOME	$310	$284	$784	$724

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$40	$204
Accounts Receivable, net of allowance of $251 in 2021 and $196 in 2020	991	1,004
Unbilled Revenues, net of allowance of $9 in 2021 and $10 in 2020	207	229
Materials and Supplies, net	227	217
Prepayments	204	14
Regulatory Assets	321	369
Other	28	13
Total Current Assets	2,018	2,050
PROPERTY, PLANT AND EQUIPMENT	37,357	36,300
Less: Accumulated Depreciation and Amortization	(7,389)	(7,149)
Net Property, Plant and Equipment	29,968	29,151
NONCURRENT ASSETS
Regulatory Assets	3,945	3,872
Operating Lease Right-of-Use Assets	93	99
Long-Term Investments	202	222
Rabbi Trust Fund	44	51
Other	126	136
Total Noncurrent Assets	4,410	4,380
TOTAL ASSETS	$36,396	$35,581

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2021	December 31, 2020
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$—	$434
Commercial Paper and Loans	—	100
Accounts Payable	525	671
Accounts Payable—Affiliated Companies	300	479
Accrued Interest	104	101
Clean Energy Program	231	143
Obligation to Return Cash Collateral	101	98
Regulatory Liabilities	301	294
Other	437	530
Total Current Liabilities	1,999	2,850
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,716	4,524
Regulatory Liabilities	2,628	2,707
Operating Leases	83	88
Asset Retirement Obligations	316	314
OPEB Costs	476	485
Accrued Pension Costs	546	612
Environmental Costs	187	236
Long-Term Accrued Taxes	4	7
Other	158	154
Total Noncurrent Liabilities	9,114	9,127
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	11,370	10,475
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2021 and 2020—132 shares	892	892
Contributed Capital	1,170	1,170
Basis Adjustment	986	986
Retained Earnings	10,864	10,078
Accumulated Other Comprehensive Income	1	3
Total Stockholder’s Equity	13,913	13,129
Total Capitalization	25,283	23,604
TOTAL LIABILITIES AND CAPITALIZATION	$36,396	$35,581

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$786	$723
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	472	439
Provision for Deferred Income Taxes and ITC	63	74
Non-Cash Employee Benefit Plan (Credits) Costs	(78)	(51)
Cost of Removal	(60)	(44)
Net Change in Regulatory Assets and Liabilities	(24)	(70)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	35	69
Materials and Supplies	(10)	1
Prepayments	(190)	(155)
Accounts Payable	(62)	39
Accounts Receivable/Payable—Affiliated Companies, net	(138)	(5)
Other Current Assets and Liabilities	(65)	40
Employee Benefit Plan Funding and Related Payments	(1)	—
Other	(48)	(61)
Net Cash Provided By (Used In) Operating Activities	680	999
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,219)	(1,190)
Proceeds from Sales of Trust Investments	21	23
Purchases of Trust Investments	(15)	(22)
Solar Loan Investments	12	—
Other	7	7
Net Cash Provided By (Used In) Investing Activities	(1,194)	(1,182)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(100)	(362)
Issuance of Long-Term Debt	900	975
Redemption of Long-Term Debt	(434)	—
Cash Dividend Paid	—	(175)
Other	(8)	(11)
Net Cash Provided By (Used In) Financing Activities	358	427
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(156)	244
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	233	50
Cash, Cash Equivalents and Restricted Cash at End of Period	$77	$294
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$150	$51
Interest Paid, Net of Amounts Capitalized	$190	$179
Accrued Property, Plant and Equipment Expenditures	$240	$282

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of March 31, 2021	$892	$1,170	$986	$10,555	$—	$13,603
Net Income	—	—	—	309	—	309
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	1	1
Comprehensive Income						310
Balance as of June 30, 2021	$892	$1,170	$986	$10,864	$1	$13,913

Balance as of March 31, 2020	$892	$1,095	$986	$9,191	$2	$12,166
Net Income	—	—	—	283	—	283
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	1	1
Comprehensive Income						284
Balance as of June 30, 2020	$892	$1,095	$986	$9,474	$3	$12,450

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2020	$892	$1,170	$986	$10,078	$3	$13,129
Net Income	—	—	—	786	—	786
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(2)	(2)
Comprehensive Income						784
Balance as of June 30, 2021	$892	$1,170	$986	$10,864	$1	$13,913

Balance as of December 31, 2019	$892	$1,095	$986	$8,928	$2	$11,903
Net Income	—	—	—	723	—	723
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	1	1
Comprehensive Income						724
Cumulative Effect Adjustment for CECL	—	—	—	(2)	—	(2)
Cash Dividend Paid	—	—	—	(175)	—	(175)
Balance as of June 30, 2020	$892	$1,095	$986	$9,474	$3	$12,450

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
OPERATING REVENUES	$380	$683	$1,547	$1,903
OPERATING EXPENSES
Energy Costs	271	323	953	999
Operation and Maintenance	259	225	481	466
Depreciation and Amortization	83	91	175	185
(Gains) Losses on Asset Dispositions and Impairments	457	—	457	—
Total Operating Expenses	1,070	639	2,066	1,650
OPERATING INCOME (LOSS)	(690)	44	(519)	253
Income from Equity Method Investments	6	3	9	6
Net Gains (Losses) on Trust Investments	79	196	137	(24)
Other Income (Deductions)	8	12	4	(11)
Net Non-Operating Pension and OPEB Credits (Costs)	11	9	23	17
Interest Expense	(24)	(30)	(51)	(64)
INCOME (LOSS) BEFORE INCOME TAXES	(610)	234	(397)	177
Income Tax Benefit (Expense)	127	(64)	75	6
NET INCOME (LOSS)	$(483)	$170	$(322)	$183

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(483)	$170	$(322)	$183
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(8), $(12), $14 and $(16) for the three and six months ended 2021 and 2020, respectively	12	15	(20)	22
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $0, $(2) and $(1) for the three and six months ended 2021 and 2020, respectively	3	3	5	5
Other Comprehensive Income (Loss), net of tax	15	18	(15)	27
COMPREHENSIVE INCOME (LOSS)	$(468)	$188	$(337)	$210

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2	$27
Accounts Receivable	367	328
Accounts Receivable—Affiliated Companies	165	317
Short-Term Loan to Affiliate	—	161
Fuel	207	277
Materials and Supplies, net	382	382
Prepayments	18	16
Derivative Contracts	35	60
Other	1	2
Total Current Assets	1,177	1,570
PROPERTY, PLANT AND EQUIPMENT	10,500	11,872
Less: Accumulated Depreciation and Amortization	(3,599)	(3,624)
Net Property, Plant and Equipment	6,901	8,248
NONCURRENT ASSETS
Operating Lease Right-of-Use Assets	23	61
NDT Fund	2,628	2,501
Long-Term Investments	67	64
Other Intangibles	122	158
Rabbi Trust Fund	64	66
Derivative Contracts	8	9
Other	41	27
Total Noncurrent Assets	2,953	2,886
TOTAL ASSETS	$11,031	$12,704

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2021	December 31, 2020
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$45	$950
Accounts Payable	443	459
Accounts Payable—Affiliated Companies	199	13
Short-Term Loan from Affiliate	121	—
Derivative Contracts	34	21
Accrued Interest	11	16
Other	97	101
Total Current Liabilities	950	1,560
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,411	1,936
Operating Leases	13	51
Asset Retirement Obligations	951	895
OPEB Costs	197	197
Accrued Pension Costs	298	321
Derivative Contracts	6	4
Long-Term Accrued Taxes	64	57
Other	92	79
Total Noncurrent Liabilities	3,032	3,540
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
LONG-TERM DEBT	1,349	1,392
MEMBER’S EQUITY
Contributed Capital	2,310	2,310
Basis Adjustment	(986)	(986)
Retained Earnings	4,810	5,307
Accumulated Other Comprehensive Loss	(434)	(419)
Total Member’s Equity	5,700	6,212
TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,031	$12,704

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(322)	$183
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	175	185
Amortization of Nuclear Fuel	94	93
(Gains) Losses on Asset Dispositions and Impairments	457	—
Emission Allowances and REC Compliance Accrual	82	65
Provision for Deferred Income Taxes and ITC	(328)	7
Non-Cash Employee Benefit Plan (Credits) Costs	(10)	(3)
Interest Accretion on Asset Retirement Obligation	22	21
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	331	(1)
Net (Gains) Losses and (Income) Expense from NDT Fund	(158)	5
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	68	70
Cash Collateral	(289)	32
Accounts Receivable	(10)	(14)
Accounts Payable	(39)	(92)
Accounts Receivable/Payable—Affiliated Companies, net	300	131
Other Current Assets and Liabilities	(11)	4
Employee Benefit Plan Funding and Related Payments	(4)	(3)
Other	(4)	(57)
Net Cash Provided By (Used In) Operating Activities	354	626
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(82)	(218)
Purchase of Emission Allowances and RECs	(34)	(50)
Proceeds from Sales of Trust Investments	1,156	1,077
Purchases of Trust Investments	(1,163)	(1,100)
Proceeds from Sales of Long-Lived Assets	565	—
Short-Term Loan to Affiliate	161	45
Other	22	23
Net Cash Provided By (Used In) Investing Activities	625	(223)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(175)	—
Redemption of Long-Term Debt	(950)	(406)
Short-Term Loan from Affiliate	121	—
Other	—	(1)
Net Cash Provided By (Used In) Financing Activities	(1,004)	(407)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(25)	(4)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	27	21
Cash, Cash Equivalents and Restricted Cash at End of Period	$2	$17
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$21	$3
Interest Paid, Net of Amounts Capitalized	$52	$65
Accrued Property, Plant and Equipment Expenditures	$69	$49

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions
(Unaudited)

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of March 31, 2021	$2,310	$(986)	$5,293	$(449)	$6,168
Net Loss	—	—	(483)	—	(483)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(9)	—	—	—	15	15
Comprehensive Loss					(468)
Balance as of June 30, 2021	$2,310	$(986)	$4,810	$(434)	$5,700

Balance as of March 31, 2020	$2,214	$(986)	$5,076	$(392)	$5,912
Net Income	—	—	170	—	170
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(12)	—	—	—	18	18
Comprehensive Income					188
Balance as of June 30, 2020	$2,214	$(986)	$5,246	$(374)	$6,100

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of December 31, 2020	$2,310	$(986)	$5,307	$(419)	$6,212
Net Loss	—	—	(322)	—	(322)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $12	—	—	—	(15)	(15)
Comprehensive Loss					(337)
Cash Dividends Paid	—	—	(175)	—	(175)
Balance as of June 30, 2021	$2,310	$(986)	$4,810	$(434)	$5,700

Balance as of December 31, 2019	$2,214	$(986)	$5,063	$(401)	$5,890
Net Income	—	—	183	—	183
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(17)	—	—	—	27	27
Comprehensive Income					210
Balance as of June 30, 2020	$2,214	$(986)	$5,246	$(374)	$6,100

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
In December 2020, PSEG entered into a definitive agreement with Ørsted North America to acquire a 25% equity interest in Ørsted’s Ocean Wind project. Ocean Wind was selected by New Jersey to be the first offshore wind farm as part of the state’s intention to add 7,500 MW of offshore wind generating capacity by 2035. The Ocean Wind project is expected to achieve full commercial operation in 2025. On March 31, 2021, the BPU approved PSEG’s investment in Ocean Wind and the acquisition was completed in April 2021. Additionally, PSEG and Ørsted each owns 50% of Garden State Offshore Energy LLC which holds rights to an offshore wind lease area. PSEG and Ørsted are exploring other offshore wind opportunities.
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
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2020) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
As of December 31, 2020
Cash and Cash Equivalents	$204	$27	$312	$543
Restricted Cash in Other Current Assets	7	—	—	7
Restricted Cash in Other Noncurrent Assets	22	—	—	22
Cash, Cash Equivalents and Restricted Cash	$233	$27	$312	$572

As of June 30, 2021
Cash and Cash Equivalents	$40	$2	$65	$107
Restricted Cash in Other Current Assets	21	—	—	21
Restricted Cash in Other Noncurrent Assets	16	—	—	16
Cash, Cash Equivalents and Restricted Cash	$77	$2	$65	$144

(A)Includes amounts applicable to PSEG (parent company), Energy Holdings and Services.
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
In April 2021, the BPU awarded Zero Emission Certificates (ZECs) to PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants for an additional three years through May 2025. Concurrent with the BPU’s decision, PSEG Power reassessed the Asset Retirement Cost (ARC) and Asset Retirement Obligation (ARO) assumptions related to the Salem and Hope Creek units. This resulted in an increase to the ARC asset and ARO liability of $51 million, primarily due to lower discount rates and higher inflation. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information on ZECs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The standard is effective for fiscal years beginning after December 15, 2021. PSEG early adopted this standard on January 1, 2021 on a modified retrospective basis. Adoption of this standard did not have an impact on the financial statements of PSEG, PSE&G and PSEG Power.
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
New Standard Issued But Not Yet Adopted as of June 30, 2021
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options—ASU 2021-04
This accounting standard clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange. It provides guidance on how an issuer would determine whether it should recognize the modification or exchange as an adjustment to equity or an expense.
The standard is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. Amendments in this standard will be applied prospectively. PSEG is currently analyzing the impact of this standard on its financial statements.
Lessors-Certain Leases with Variable Lease Payments—ASU 2021-05
This accounting standard improves an area of the lease guidance related to a lessor’s accounting for certain leases with variable lease payments. It amends the lessor lease classification requirements and, as a result, a lessor is now required to classify and account for a lease with variable payments as an operating lease if (i) the lease would have been classified as a sales-type lease or a direct financing lease and (ii) the lessor would have otherwise recognized a day-one loss. A day-one loss or profit is not recognized under operating lease accounting.
The standard is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. Amendments in this standard will be applied either retrospectively or prospectively. PSEG is currently analyzing the impact of this standard on its financial statements.

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
Revenues Unrelated to Contracts with Customers
Other PSE&G revenues unrelated to contracts with customers are derived from alternative revenue mechanisms recorded pursuant to regulatory accounting guidance. These revenues, which include the Conservation Incentive Program, weather normalization, green energy program true-ups and transmission formula rate true-ups, are not a material source of PSE&G revenues.
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
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. These nuclear plants are expected to receive ZEC revenue for approximately three years, through May 2022, from the electric distribution companies (EDCs) in New Jersey. In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU for the three year eligibility period starting June 2022. PSEG Power recognizes revenue when the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

units generate electricity, which is when the performance obligation is satisfied. These revenues are included in PJM Sales in the following tables. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
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
Other Revenues from Contracts with Customers
Prior to the sale of PSEG Solar Source LLC (Solar Source), PSEG Power entered into bilateral contracts to sell solar power and solar RECs from its solar facilities. Contract terms ranged from 15 to 30 years. The performance obligations were generally solar power and RECs which were transferred to customers upon generation. Revenue was recognized upon generation of the solar power. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
PSEG Power has entered into long-term contracts with LIPA for energy management and fuel procurement services. Revenue is recognized over time as services are rendered.
Revenues Unrelated to Contracts with Customers
PSEG Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 13. Financial Risk Management Activities for further discussion. Prior to the sale of Solar Source, PSEG Power was also a party to solar contracts that qualified as leases and were accounted for in accordance with lease accounting guidance. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2021
Revenues from Contracts with Customers
Electric Distribution	$765	$—	$—	$—	$765
Gas Distribution	256	—	—	(2)	254
Transmission	405	—	—	—	405
Electricity and Related Product Sales
PJM
Third-Party Sales	—	408	—	—	408
Sales to Affiliates	—	62	—	(62)	—
New York ISO	—	49	—	—	49
ISO New England	—	18	—	—	18
Gas Sales
Third-Party Sales	—	28	—	—	28
Sales to Affiliates	—	110	—	(110)	—
Other Revenues from Contracts with Customers (A)	81	12	145	(1)	237
Total Revenues from Contracts with Customers	1,507	687	145	(175)	2,164
Revenues Unrelated to Contracts with Customers (B)	7	(307)	10	—	(290)
Total Operating Revenues	$1,514	$380	$155	$(175)	$1,874

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2021
Revenues from Contracts with Customers
Electric Distribution	$1,472	$—	$—	$—	$1,472
Gas Distribution	1,152	—	—	(5)	1,147
Transmission	804	—	—	—	804
Electricity and Related Product Sales
PJM
Third-Party Sales	—	879	—	—	879
Sales to Affiliates	—	150	—	(150)	—
New York ISO	—	97	—	—	97
ISO New England	—	69	—	—	69
Gas Sales
Third-Party Sales	—	88	—	—	88
Sales to Affiliates	—	520	—	(520)	—
Other Revenues from Contracts with Customers (A)	156	22	286	(2)	462
Total Revenues from Contracts with Customers	3,584	1,825	286	(677)	5,018
Revenues Unrelated to Contracts with Customers (B)	3	(278)	20	—	(255)
Total Operating Revenues	$3,587	$1,547	$306	$(677)	$4,763

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2020
Revenues from Contracts with Customers
Electric Distribution	$723	$—	$—	$—	$723
Gas Distribution	278	—	—	(2)	276
Transmission	378	—	—	—	378
Electricity and Related Product Sales
PJM
Third-Party Sales	—	346	—	—	346
Sales to Affiliates	—	111	—	(111)	—
New York ISO	—	24	—	—	24
ISO New England	—	25	—	—	25
Gas Sales
Third-Party Sales	—	15	—	—	15
Sales to Affiliates	—	124	—	(124)	—
Other Revenues from Contracts with Customers (A)	83	14	141	—	238
Total Revenues from Contracts with Customers	1,462	659	141	(237)	2,025
Revenues Unrelated to Contracts with Customers (B)	(6)	24	7	—	25
Total Operating Revenues	$1,456	$683	$148	$(237)	$2,050

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2020
Revenues from Contracts with Customers
Electric Distribution	$1,372	$—	$—	$—	$1,372
Gas Distribution	1,009	—	—	(4)	1,005
Transmission	744	—	—	—	744
Electricity and Related Product Sales
PJM
Third-Party Sales	—	714	—	—	714
Sales to Affiliates	—	232	—	(232)	—
New York ISO	—	49	—	—	49
ISO New England	—	73	—	—	73
Gas Sales
Third-Party Sales	—	44	—	—	44
Sales to Affiliates	—	478	—	(478)	—
Other Revenues from Contracts with Customers (A)	165	24	285	(1)	473
Total Revenues from Contracts with Customers	3,290	1,614	285	(715)	4,474
Revenues Unrelated to Contracts with Customers (B)	49	289	19	—	357
Total Operating Revenues	$3,339	$1,903	$304	$(715)	$4,831

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of June 30, 2021 and December 31, 2020. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 18% and 14% of accounts receivable (including unbilled revenues) as of June 30, 2021 and December 31, 2020, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported in the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the ongoing coronavirus pandemic (COVID-19) on the outstanding balances as of June 30, 2021. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause mechanism. As of June 30, 2021, PSE&G deferred incremental gas bad debt expense for future regulatory recovery due to the impact of the ongoing pandemic. See Note 6. Rate Filings for additional information.
The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months and six months ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021
Balance as of March 31, 2021	$239
Utility Customer and Other Accounts
Provision	34
Write-offs, net of Recoveries of $5 million	(13)
Balance as of June 30, 2021	$260
Six Months Ended June 30, 2021
Balance as of January 1, 2021	$206
Utility Customer and Other Accounts
Provision	78
Write-offs, net of Recoveries of $7 million	(24)
Balance as of June 30, 2021	$260

Three Months Ended June 30, 2020
Balance as of March 31, 2020	$80
Utility Customer and Other Accounts
Provision	45
Write-offs, net of Recoveries of $1 million	(4)
Balance as of June 30, 2020	$121
Six Months Ended June 30, 2020
Balance as of January 1, 2020 (A)	$68
Utility Customer and Other Accounts
Provision	77
Write-offs, net of Recoveries of $3 million	(24)
Balance as of June 30, 2020	$121

(A)Includes an $8 million pre-tax increase upon adoption of ASU 2016-13.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of June 30, 2021 and December 31, 2020.
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
PSEG Power’s accounts receivable consist mainly of revenues from wholesale load contracts and capacity sales which are executed in the different ISO regions. PSEG Power also sells energy and ancillary services directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of June 30, 2021 or December 31, 2020. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
Other
PSEG LI did not have any material contract balances as of June 30, 2021 and December 31, 2020.
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
Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is generally conducted annually three years in advance of the operating period. The 2022/2023 auction was held in June 2021 and the 2023/2024 auction is expected to be held in December 2021. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per MW-Day	MW Cleared
June 2021 to May 2022	$166	7,700
June 2022 to May 2023	$98	6,300

Capacity Payments from the ISO New England Forward Capacity Market (FCM)—The FCM Auction is conducted annually three years in advance of the operating period. The table below includes PSEG Power’s cleared capacity in the FCM Auction for the Bridgeport Harbor Station 5 (BH5), which cleared the 2019/2020 auction at $231/MW-day for seven years, and the retirement of Bridgeport Harbor Station 3 effective May 31, 2021. PSEG Power expects to realize the following average capacity prices for capacity obligations to be satisfied resulting from the FCM Auctions which have been completed through May 2025 and the seven-year rate lock for BH5 through May 2026:

Delivery Year	$ per MW-Day (A)	MW Cleared
June 2021 to May 2022	$192	950
June 2022 to May 2023	$179	950
June 2023 to May 2024	$152	930
June 2024 to May 2025	$158	950
June 2025 to May 2026	$231	480

(A)    Capacity cleared prices for BH5 through 2026 will be escalated based upon the Handy-Whitman Index. These adjustments are not included above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $138 million.
Other
The LIPA OSA is a 12-year services contract ending in 2025 with annual fixed and incentive components. The fixed fee for the provision of services thereunder in 2021 is $68 million and is updated each year based on the change in the Consumer Price Index. See Note 11. Commitments and Contingent Liabilities for additional information.
Note 4. Early Plant Retirements/Asset Dispositions and Impairments
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
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per MWh received during the current ZEC period through May 2022 referenced above. As a result, each nuclear plant is expected to receive ZEC revenue for an additional three years starting June 2022. The terms and conditions of this April 2021 ZEC award are the same as the current ZEC period as discussed above.
The award of ZECs attaches certain obligations, including an obligation to repay the ZECs in the event that a plant ceases operations during the period that it was awarded ZECs, subject to certain exceptions specified in the ZEC legislation. PSEG Power has and will continue to recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. Further, the ZEC payment may be adjusted by the BPU at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source. For instance, the New Jersey Division of Rate Counsel (New Jersey Rate Counsel), in written comments filed with the BPU, has advocated for the BPU to offset market benefits resulting from New Jersey’s rejoining the Regional Greenhouse Gas Initiative from the ZEC payment. PSEG intends to vigorously defend against these arguments. Due to its preliminary nature, PSEG cannot predict the outcome of this matter.
The BPU’s April 2019 decision awarding ZECs through May 2022 and April 2021 decision awarding ZECs through May 2025 have been appealed by the New Jersey Rate Counsel (Rate Counsel). In May 2021, Rate Counsel filed an appeal with the New Jersey Appellate Division of the BPU’s April 2021 decision. In July 2021, the New Jersey Supreme Court denied the Rate Counsel’s petition for further appellate review of the BPU’s April 2019 decision. PSEG cannot predict the outcome of these matters.
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
Non-Nuclear
In July 2020, PSEG announced that it is exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet, which includes more than 6,750 MW of fossil generation located in New Jersey, Connecticut, New York and Maryland and, prior to the sale of Solar Source, included 467 MW Solar Source portfolio located in various states. PSEG intends to retain ownership of PSEG Power’s existing nuclear fleet.
In May 2021, PSEG Power Ventures LLC (Power Ventures), a direct wholly owned subsidiary of PSEG Power, entered into a purchase agreement with Quattro Solar, LLC, an affiliate of LS Power, relating to the sale by Power Ventures of 100% of its ownership interest in Solar Source including its related assets and liabilities. The transaction closed in June 2021. As a result of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the sale, PSEG Power recorded a pre-tax gain on sale of approximately $62 million, which is inclusive of the recognition of previously deferred unamortized investment tax credits (ITC) of $185 million, and income tax expense of approximately $63 million primarily due to the recapture of ITC on units that operated for less than five years. Any potential transactions involving PSEG Power’s fossil generation are expected to be completed either in the fourth quarter of 2021 or the first quarter of 2022.
As a result of the strategic review of PSEG Power’s non-nuclear generating assets, and the launch in the fourth quarter of 2020 of an associated marketing process for their potential disposition, PSEG Power has performed an impairment assessment of its PJM, NYISO and ISO-NE asset groupings, as of each quarter end. The assessments included probability weightings assigned to undiscounted cash flow scenarios of retaining the assets through the end of their estimated useful lives and a successful disposition of the non-nuclear assets. Estimates of cash flows associated with a sale scenario were based on management’s expectations of the fair value of such assets. The probability weighted aggregation of undiscounted cash flows for the PJM and NYISO asset groupings expected to result from the use and potential disposition of the asset groups exceeded their carrying value at the assessment dates. As such, it demonstrated that no impairment exists for these asset groupings and they continue to remain classified as held-for-use as of June 30, 2021. However, neither the ISO-NE asset grouping’s probability weighted aggregation of undiscounted cash flows nor its fair value exceeded its carrying value as of June 30, 2021. This demonstrated that an impairment existed and PSEG Power recorded a pre-tax charge in (Gains) Losses on Asset Dispositions and Impairments of approximately $519 million for the ISO-NE asset grouping which has remained classified as held-for-use as of June 30, 2021.
There is no assurance that the strategic review will result in a sale or other disposition of all or any portion of the fossil generation assets. Any transaction would be subject to market conditions and customary closing conditions, including the receipt of all required regulatory approvals. Management expects that a change to a held-for-sale classification from a held-for-use classification would result in a pre-tax loss of approximately $2.5 billion related to additional impairments on the fossil assets being sold and other related fossil common fixed assets, employee severance and retention costs, environmental remediation costs, and debt redemption costs, including a make-whole premium among other things, and excluding any potential impacts on employee pension and other postretirement plans. This potential approximation of loss is a preliminary estimate and may change materially depending upon the ongoing marketing process and the terms of a final agreement, if any, to dispose of these assets.

Note 5. Variable Interest Entities (VIEs)
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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $129 million and $125 million for the three months ended June 30, 2021 and 2020, respectively, and $252 million for each of the six months ended June 30, 2021 and 2020, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.
VIE for which PSEG is not the Primary Beneficiary
PSEG holds a 25% equity interest in Ocean Wind JV HoldCo, LLC (OWH), which holds the Ocean Wind project that is expected to achieve full commercial operation in 2025. For additional information, see Note 1. Organization, Basis of Presentation and Significant Accounting Policies. OWH is considered a VIE since its equity investments at risk are not sufficient to permit this entity to finance its activities without additional subordinated financial support. Since PSEG does not

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

have voting control or the power to direct the activities of OWH that most significantly impact its economic performance, PSEG has determined that it is not the primary beneficiary and therefore will account for this investment under the equity method of accounting. PSEG’s maximum exposure to loss is currently limited to the $91 million carrying amount of its investment in OWH as of June 30, 2021, which is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheet.

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
In June 2021, PSE&G made its annual BGSS filing with the BPU requesting to maintain the current BGSS rate of 32 cents. If approved, the BGSS rate would remain in place beginning October 1, 2021. This matter is pending.
Community Solar Energy Pilot (CSEP) Program—In May 2021, PSE&G made its initial filing for recovery of costs related to the CSEP program. New Jersey’s Clean Energy Act provided for the establishment of a "Community Solar Energy Pilot Program” which permits electric customers to participate in a solar energy project that is remotely located from their properties but is within their electric public utility service territory. The program allows for a credit to the customer's utility bill equal to the electricity generated attributable to the customer's participation in the solar energy project. PSE&G’s filing proposes to recover an initial revenue requirement of $0.4 million associated with the CSEP Program as a new component of PSE&G’s existing electric Green Program Recovery Charge (GPRC). This matter is pending.
COVID-19 Deferral—PSE&G continues to make quarterly filings as required by the BPU and has recorded a Regulatory Asset as of June 30, 2021 of approximately $82 million for net incremental costs, including $42 million for incremental gas bad debt expense associated with customer accounts receivable, which PSE&G expects are probable of recovery under the BPU order. In July 2021, PSE&G, joined by other New Jersey gas distribution companies, made a filing with the BPU noting that the current deferral period, which ends on September 30, 2021, does not allow for proper consideration and inclusion of all incremental COVID-19 related expenses in the Regulatory Asset, and requesting that the Board extend the deferral period through the end of 2023. This matter is pending.
Energy Strong (ES) II—In April 2021, the BPU approved PSE&G’s filing for a $13 million revenue increase under this investment program, effective May 2021. This increase represents the return on and of ES II electric investments placed in service through January 2021.
GPRC—In June 2021, the BPU approved as final the GPRC rates approved by the Board on a provisional basis in January 2021. In July 2021, PSE&G filed its 2021 GPRC cost recovery petition requesting BPU approval to recover a $2 million increase in each of electric and gas base rates annual revenues. This matter is pending.
Gas System Modernization Program II (GSMP II)—In May 2021, the BPU approved PSE&G’s December 2020 cost recovery petition to recover in gas base rates an annual revenue increase of approximately $21 million effective June 1, 2021. This increase represents the return on and of GSMP II investments placed in service through February 2021.
In June 2021, PSE&G filed a GSMP II cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of $34 million effective December 1, 2021. This increase represents the return on and of GSMP II investments expected to be in service through August 31, 2021. This request will be updated in September 2021 for actual costs.
Remediation Adjustment Charge (RAC)—In July 2021, the BPU approved PSE&G’s RAC 28 filing requesting recovery of approximately $35 million in net manufactured gas plant remediation expenditures incurred from August 1, 2019 through July 31, 2020.
Transmission Formula Rates—In June 2021, PSE&G filed its 2020 true-up adjustment pertaining to its transmission formula rates in effect for 2020. This filing resulted in an additional annual revenue requirement of $13 million more than the 2020 originally filed revenue.
In July 2021, PSE&G filed for FERC’s approval of a settlement agreement effective August 1, 2021 reached with the BPU Staff and the Rate Counsel with respect to the level of PSE&G’s base transmission return on equity (ROE) and other formula

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

rate matters. The settlement reduces PSE&G’s base ROE from 11.18% to 9.9% and provides that the settling parties will not seek changes to the transmission formula rate for three years. This matter is pending.
Weather Normalization Charge (WNC)—In June 2021, PSE&G filed its 2021-2022 WNC petition seeking to refund $2 million to customers over the 2020-2021 Winter Period. The overcollection will be refunded to PSE&G gas customers during the 2021-2022 Winter Period. This matter is pending.

Note 7. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of June 30, 2021, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 8. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2020 for operating leases in which PSE&G and Services are lessees. As a result of completion of the sale of the Solar Source units in June 2021, PSEG Power’s Operating Lease Right-of-Use Assets and Operating Lease Liabilities were both reduced by $33 million. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
PSEG and its subsidiaries, as lessors, have lease agreements with lease and non-lease components, which are primarily related to generating facilities. Rental income from these leases is included in Operating Revenues.
PSEG Power
Prior to the sale of Solar Source, certain of PSEG Power’s sales agreements related to its solar generating plants qualified as operating leases. Lease income was based on solar energy generation; therefore, all rental income recorded under these leases was variable. PSEG Power has no remaining operating leases.
Other
Energy Holdings is the lessor in leveraged leases. See Note 8. Financing Receivables.
Energy Holdings is the lessor in two operating leases for domestic energy generation facilities with remaining terms through 2036, one of which has an optional renewal period.
The following is the operating lease income for PSEG Power and Energy Holdings for the three and six months ended June 30, 2021 and 2020:

	PSEG Power	Energy Holdings	Total
	Millions
Operating Lease Income
Three Months Ended June 30, 2021
Fixed Lease Income	$—	$6	$6
Variable Lease Income	7	—	7
Total Operating Lease Income	$7	$6	$13
Six Months Ended June 30, 2021
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of June 30, 2021, none of the solar loans were impaired; however, in the event of a loan default or if a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. As of June 30, 2021, none of the solar loans were delinquent and no loans are currently expected to become delinquent in light of the payment mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	June 30, 2021	December 31, 2020
	Millions
Commercial/Industrial	$133	$145
Residential	5	6
Total	138	151
Current Portion (included in Accounts Receivable)	(30)	(29)
Noncurrent Portion (included in Long-Term Investments)	$108	$122

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of June 30, 2021	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$17	prior to 2013	10 years	15 years
Solar Loan II	64	prior to 2015	10 years	15 years
Solar Loan III	57	largely funded as of June 30, 2021	10 years	10 years
Total	$138

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of June 30, 2021 and have an average remaining life of approximately four years.
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
Leveraged leases outstanding as of June 30, 2021 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investment as of June 30, 2021 and December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
	June 30, 2021	December 31, 2020
	Millions
Lease Receivables (net of Non-Recourse Debt)	$274	$299
Estimated Residual Value of Leased Assets	55	55
Total Investment in Rental Receivables	329	354
Unearned and Deferred Income	(96)	(104)
Gross Investments in Leases	233	250
Deferred Tax Liabilities	(57)	(64)
Net Investments in Leases	$176	$186

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of June 30, 2021
As of June 30, 2021
Millions
AA	$8
A-	51
BBB+ to BBB	178
BB+	37
Total	$274

The “BB+” rating in the preceding table represents a lease receivable related to Merrill Creek Reservoir. Metropolitan Edison Company (a subsidiary of First Energy) is the lease counterparty. As of June 30, 2021, the gross investment in this lease was $24 million ($19 million, net of deferred taxes).
PSEG recorded no credit losses for the leveraged leases existing on June 30, 2021. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of June 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$483	$330	$—	$813
International	338	134	(6)	466
Total Equity Securities	821	464	(6)	1,279
Available-for-Sale Debt Securities
Government	703	15	(6)	712
Corporate	613	25	(3)	635
Total Available-for-Sale Debt Securities	1,316	40	(9)	1,347
Total NDT Fund Investments (A)	$2,137	$504	$(15)	$2,626

(A)The NDT Fund Investments table excludes foreign currency of $2 million as of June 30, 2021, which is part of the NDT Fund.

	As of December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$519	$305	$(3)	$821
International	388	152	(9)	531
Total Equity Securities	907	457	(12)	1,352
Available-for-Sale Debt Securities
Government	555	27	(1)	581
Corporate	528	39	(1)	566
Total Available-for-Sale Debt Securities	1,083	66	(2)	1,147
Total NDT Fund Investments (A)	$1,990	$523	$(14)	$2,499

(A)The NDT Fund Investments table excludes foreign currency of $2 million as of December 31, 2020, which is part of the NDT Fund.
Net unrealized gains (losses) on debt securities of $18 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and PSEG Power’s Condensed Consolidated Balance Sheets as of June 30, 2021. The portion of net unrealized gains (losses) recognized in the second quarter and first half of 2021 related to equity securities still held as of June 30, 2021 was $61 million and $86 million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2021	December 31, 2020
	Millions
Accounts Receivable	$19	$11
Accounts Payable	$36	$12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2021				As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$12	$—	$—	$—	$23	$(2)	$6	$(1)
International	39	(4)	9	(2)	26	(2)	27	(7)
Total Equity Securities	51	(4)	9	(2)	49	(4)	33	(8)
Available-for-Sale Debt Securities
Government (B)	277	(6)	6	—	72	(1)	—	—
Corporate (C)	156	(3)	8	—	31	(1)	7	—
Total Available-for-Sale Debt Securities	433	(9)	14	—	103	(2)	7	—
NDT Trust Investments	$484	$(13)	$23	$(2)	$152	$(6)	$40	$(8)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	Millions
Proceeds from NDT Fund Sales (A)	$538	$493	$1,135	$1,048
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$83	$32	$162	$70
Gross Realized Losses	(23)	(20)	(38)	(54)
Net Realized Gains (Losses) on NDT Fund (B)	60	12	124	16
Unrealized Gains (Losses) on Equity Securities	20	182	13	(39)
Impairment of Available-for-Sale Debt Securities (C)	—	—	—	(3)
Net Gains (Losses) on NDT Fund Investments	$80	$194	$137	$(26)

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
(C)PSEG Power recognized an impairment of available-for-sale debt securities in 2020. PSEG Power’s policy is to sell all securities that are rated below investment grade.
The NDT Fund debt securities held as of June 30, 2021 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$35
1 - 5 years	344
6 - 10 years	252
11 - 15 years	86
16 - 20 years	97
Over 20 years	533
Total NDT Available-for-Sale Debt Securities	$1,347

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$15	$11	$—	$26
Available-for-Sale Debt Securities
Government	99	3	(2)	100
Corporate	111	7	—	118
Total Available-for-Sale Debt Securities	210	10	(2)	218
Other Securities	1	—	—	1
Total Rabbi Trust Investments	$226	$21	$(2)	$245

	As of December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$21	$10	$—	$31
Available-for-Sale Debt Securities
Government	94	6	—	100
Corporate	123	12	—	135
Total Available-for-Sale Debt Securities	217	18	—	235
Total Rabbi Trust Investments	$238	$28	$—	$266

Net unrealized gains (losses) on debt securities of $6 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2021. The portion of net unrealized gains recognized during the second quarter related to equity securities still held as of June 30, 2021 was $1 million and was immaterial for the first half of 2021.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2021	December 31, 2020
	Millions
Accounts Receivable	$1	$1
Accounts Payable	$—	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of June 30, 2021				As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$56	$(2)	$—	$—	$19	$—	$—	$—
Corporate (B)	23	—	1	—	2	—	1	—
Total Available-for-Sale Debt Securities	79	(2)	1	—	21	—	1	—
Rabbi Trust Investments	$79	$(2)	$1	$—	$21	$—	$1	$—

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
The proceeds from the sales of and the net gains on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	Millions
Proceeds from Rabbi Trust Sales	$29	$61	$94	$115
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$2	$5	$7	$10
Gross Realized Losses	(1)	(2)	(3)	(3)
Net Realized Gains (Losses) on Rabbi Trust (A)	1	3	4	7
Unrealized Gains (Losses) on Equity Securities	—	4	—	(1)
Net Gains (Losses) on Rabbi Trust Investments	$1	$7	$4	$6

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of June 30, 2021 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	43
6 - 10 years	22
11 - 15 years	11
16 - 20 years	28
Over 20 years	114
Total Rabbi Trust Available-for-Sale Debt Securities	$218

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
The fair value of the Rabbi Trust related to PSE&G, PSEG Power and PSEG’s other subsidiaries is detailed as follows:

	As of	As of
	June 30, 2021	December 31, 2020
	Millions
PSE&G	$44	$51
PSEG Power	64	66
Other	137	149
Total Rabbi Trust Investments	$245	$266

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
The following table provides the components of net periodic benefit credits relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco. Amounts shown do not reflect the impacts of capitalization and co-owner allocations. Only the service cost component is eligible for capitalization, when applicable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$38	$35	$2	$3	$76	$70	$4	$5
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	35	48	6	8	70	96	11	17
Expected Return on Plan Assets	(119)	(110)	(11)	(9)	(238)	(221)	(21)	(19)
Amortization of Net
Prior Service Credit	—	(3)	(32)	(32)	—	(5)	(64)	(64)
Actuarial Loss	25	23	11	11	51	46	22	23
Non-Service Components of Pension and OPEB (Credits) Costs	(59)	(42)	(26)	(22)	(117)	(84)	(52)	(43)
Total Benefit (Credits) Costs	$(21)	$(7)	$(24)	$(19)	$(41)	$(14)	$(48)	$(38)

Pension and OPEB credits for PSE&G, PSEG Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Millions
PSE&G	$(16)	$(6)	$(23)	$(19)	$(32)	$(13)	$(46)	$(38)
PSEG Power	(5)	(2)	—	—	(9)	(3)	(1)	—
Other	—	1	(1)	—	—	2	(1)	—
Total Benefit (Credits) Costs	$(21)	$(7)	$(24)	$(19)	$(41)	$(14)	$(48)	$(38)

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $37 million into its pension plan during 2021. Servco’s pension-related revenues and costs were $10 million and $7 million for the three months ended June 30, 2021 and 2020, and $19 million and $15 million for the six months ended June 30, 2021 and 2020, respectively. The OPEB-related revenues earned and costs incurred were $2 million for each of the three months ended June 30, 2021 and 2020, and $5 million and $4 million for the six months ended June 30, 2021 and 2020, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of June 30, 2021 and December 31, 2020.

	As of	As of
	June 30, 2021	December 31, 2020
	Millions
Face Value of Outstanding Guarantees	$1,830	$1,792
Exposure under Current Guarantees	$122	$128

Letters of Credit Margin Posted	$85	$128
Letters of Credit Margin Received	$28	$45

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$5	$—
Counterparty Cash Collateral Received	$(1)	$(5)
Net Broker Balance Deposited (Received)	$339	$59

Additional Amounts Posted
Other Letters of Credit	$42	$42

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
Certain Potentially Responsible Parties (PRPs), including PSE&G and PSEG Power, formed a Cooperating Parties Group (CPG) and agreed to conduct a Remedial Investigation and Feasibility Study of the LPRSA. The CPG allocated, on an interim basis, the associated costs among its members. The interim allocation is subject to change. In June 2019, the EPA conditionally approved the CPG’s Remedial Investigation. In December 2020, the EPA conditionally approved the CPG’s Feasibility Study (FS), which evaluated various adaptive management scenarios for the remediation of only the upper 9 miles of the LPRSA. In April 2021, the EPA announced the tentative selection of its preferred adaptive management scenario for the upper 9 miles from the options presented in the FS. A final selection is expected in the latter half of 2021.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2021, PSEG has approximately $66 million accrued for this matter. Of this amount, PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Other Noncurrent Liability of $13 million.
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
Manufactured Gas Plant (MGP) Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $271 million and $309 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $271 million as of June 30, 2021. Of this amount, $89 million was recorded in Other Current Liabilities and $182 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $271 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
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
Basic Generation Service (BGS), BGSS and ZECs
Each year, PSE&G obtains its electric supply requirements through annual New Jersey BGS auctions for two categories of customers that choose not to purchase electric supply from third-party suppliers. The first category, which represents about 82% of PSE&G’s load requirement, is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold (BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreements with the winners of these RSCP and CIEP BGS auctions to purchase BGS for PSE&G’s load requirements. The winners of the RSCP and CIEP auctions have been responsible for fulfilling all the requirements of a PJM load-serving entity including the provision of capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards. Beginning with the 2021 BGS auction, transmission became the responsibility of the New Jersey EDCs, and is no longer a component of the BGS auction product for either the RSCP or CIEP auctions. BGS suppliers serving load from the 2018, 2019 and 2020 BGS auctions had the option to transfer the transmission obligation to the New Jersey EDCs as of February 2021. Suppliers that did so have their total BGS payment from the EDCs reduced to reflect the transfer of the transmission obligation to the EDCs.
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

(A)Prices set in the 2021 BGS auction became effective on June 1, 2021 when the 2018 BGS auction agreements expired.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Minimum Fuel Purchase Requirements
PSEG Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. PSEG Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2022 and a significant portion through 2023 at Salem, Hope Creek and Peach Bottom.
PSEG Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G. When there is excess delivery capacity available beyond the needs of PSE&G’s customers, PSEG Power can use the gas to supply its fossil generating stations in New Jersey.
As of June 30, 2021, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2025
Millions
Nuclear Fuel
Uranium	$194
Enrichment	$314
Fabrication	$170
Natural Gas	$1,196

Pending FERC Matter
PSE&G has received subpoenas for information and a Notice of Investigation from FERC’s Office of Enforcement concerning the Roseland-Pleasant Valley transmission project. PSE&G is fully cooperating with FERC’s requests for information and the investigation. It is not possible at this time to predict the outcome of this matter.
Pending Tropical Storm Matter
Following the effects of Tropical Storm Isaias, the New York Attorney General initiated an inquiry into PSEG LI’s preparation and response to the storm. In addition, the Department of Public Service (DPS) within the New York State Public Service Commission launched an investigation of the state’s electric service providers’, including PSEG LI’s, preparation and response to the storm. The DPS issued an interim storm investigation report finding that PSEG LI violated its Emergency Response Plan and DPS Regulations, and recommended that LIPA consider taking various actions, including terminating or renegotiating the OSA. LIPA also issued a report with recommendations for improvements to PSEG LI’s structure and processes, and recommended that LIPA either renegotiate or terminate the OSA.
In agreement with LIPA, PSEG LI funded approximately $7 million in claims by customers for food and medication spoilage costs incurred as a result of being without electric service during the storm.
In December 2020, LIPA filed a complaint against PSEG LI in New York State court alleging multiple breaches of the OSA in connection with PSEG LI’s preparation for and response to Tropical Storm Isaias seeking specific performance and $70 million in damages. In June 2021, LIPA and PSEG LI executed a non-binding term sheet, which is expected to guide amendments to the OSA. The term sheet includes several changes to the OSA, including shifting a portion of PSEG LI’s fixed revenues to incentive compensation and subjecting a portion of revenue to the potential imposition of penalties by the DPS due to certain performance failures by PSEG LI, and resolves all of LIPA’s claims related to Tropical Storm Isaias and the DPS investigation. Any amendments to the OSA will require the approval of the New York Attorney General and the New York Comptroller. The OSA contract term will continue through 2025, with a mutual option to extend. No assurances can be given regarding reaching final settlement agreement, obtaining New York approvals and the closing of the inquiry by the Attorney General.
In the event that a final settlement with LIPA is not reached, PSEG LI intends to vigorously defend itself with regard to the allegations in LIPA’s complaint alleging breaches of the OSA. A decision in this proceeding requiring specific performance or

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the payment of damages by PSEG LI or resulting in the termination of the OSA could have a material adverse effect on PSEG’s results of operations and financial condition.
Pending BPU Audit of PSE&G
In September 2020, the BPU ordered the commencement of a comprehensive affiliate and management audit of PSE&G. It has been more than ten years since the BPU last conducted a management and affiliate audit of this kind of PSE&G, which is initiated periodically as required by New Jersey statutes/regulations. Phase 1 of the planned audit will review affiliate relations and cost allocation between PSE&G and its affiliates, including an analysis of the relationship between PSE&G and PSEG Energy Resources & Trade, LLC, a wholly owned subsidiary of PSEG Power over the past ten years, and between PSE&G and PSEG LI. Phase 2 will be a comprehensive management audit, which will address, among other things, executive management, corporate governance, system operations, human resources, cyber security, compliance with customer protection requirements and customer safety. The audit officially began in late May 2021 and is in the data collection phase. It is not possible at this time to predict the outcome of this matter.
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
Ongoing Coronavirus Pandemic
PSE&G, PSEG Power and PSEG LI are providing essential services during this national emergency related to the ongoing coronavirus (COVID-19) pandemic. The COVID-19 pandemic and associated government actions and economic effects continue to impact our businesses. PSEG and its subsidiaries have incurred additional expenses to protect our employees and customers, and PSE&G is experiencing significantly higher bad debts and lower cash collections from customers due to the moratorium on shutoffs for residential customers that has been extended through December 31, 2021. PSE&G has deferred the impact of these costs for future recovery. The potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could have risks that drive certain accounting considerations. The ultimate impact of the ongoing coronavirus pandemic is highly uncertain and cannot be predicted at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the six months ended June 30, 2021:
PSE&G
•issued $450 million of 0.95% Secured Medium-Term Notes, Series N, due March 2026,
•issued $450 million of 3.00% Secured Medium-Term Notes, Series N, due March 2051,
•retired $300 million of 1.90% Medium-Term Notes, Series K, at maturity, and
•retired $134 million of 9.25% Mortgage Bonds, Series CC, at maturity.
PSEG Power
•redeemed in May at par $700 million of 3.00% Senior Notes due to mature in June 2021, and
•redeemed in June at par $250 million of 4.15% Senior Notes due to mature in September 2021.
In August 2021, PSEG Power redeemed its $44 million of Pennsylvania Economic Development Financing Authority Variable Rate Bonds.
Debt Covenants
PSEG Power’s existing credit agreements and senior notes contain covenants restricting the ability of PSEG Power and its subsidiaries that guarantee its indebtedness from consummating certain mergers, consolidations or asset sales. The disposal of PSEG Power’s non-nuclear generating fleet could trigger a default under one or more of these provisions. For these reasons, or for other reasons, PSEG Power would expect to redeem its outstanding senior notes, at a price equal to the principal amount thereof plus a make-whole premium. Any actual redemption price would depend on the applicable treasury rate in effect at such time and the cost of such redemption would be material. In March 2021, PSEG Power and its subsidiaries received waivers from the lenders and the administrative agent under their existing credit agreements permitting them to divest, in one or more transactions, some or all of its and its subsidiaries’ non-nuclear assets without breaching the terms of the agreements.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of June 30, 2021, the total available credit capacity was $3.9 billion.
As of June 30, 2021, no single institution represented more than 9% of the total commitments in the credit facilities.
As of June 30, 2021, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon, including access to external financing to meet redemptions.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total credit facilities and available liquidity as of June 30, 2021 were as follows:

	As of June 30, 2021
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$202	$1,298	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$202	$1,298
PSE&G
5-year Credit Facility (B)	$600	$18	$582	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$18	$582
PSEG Power
3-year Letter of Credit Facility (E)	$100	$—	$100	Sept 2021	Letters of Credit
3-year Letter of Credit Facility	100	86	14	Sept 2022	Letters of Credit
5-year Credit Facilities (C)	1,900	39	1,861	Mar 2024	Funding/Letters of Credit
Total PSEG Power	$2,100	$125	$1,975
Total	$4,200	$345	$3,855

(A)PSEG facilities will be reduced by $9 million in March 2022.
(B)PSE&G facility will be reduced by $4 million in March 2022.
(C)PSEG Power facilities will be reduced by $12 million in March 2022.
(D)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of June 30, 2021, PSEG had $200 million outstanding at a weighted average interest rate of 0.23%. PSE&G had no Commercial Paper outstanding as of June 30, 2021.
(E)PSEG Power letter of credit facility was terminated in July 2021.
Short-Term Loans
PSEG
In May and March 2021, PSEG entered into two 364-day variable rate term loan agreements for $750 million and $500 million, respectively. In March 2020, PSEG entered into a $300 million, 364-day variable rate term loan agreement which was prepaid in January 2021.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Accumulated Other Comprehensive Income (Loss) (after tax) related to terminated interest rate derivatives designated as cash flow hedges was $(8) million and $(9) million as of June 30, 2021 and December 31, 2020, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(3) million.
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

	As of June 30, 2021
	PSEG Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$682	$(647)	$35	$35
Noncurrent Assets	247	(239)	8	8
Total Mark-to-Market Derivative Assets	$929	$(886)	$43	$43
Derivative Contracts
Current Liabilities	$(882)	$848	$(34)	$(34)
Noncurrent Liabilities	(313)	307	(6)	(6)
Total Mark-to-Market Derivative (Liabilities)	$(1,195)	$1,155	$(40)	$(40)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(266)	$269	$3	$3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2020
	PSEG Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$464	$(404)	$60	$60
Noncurrent Assets	93	(84)	9	9
Total Mark-to-Market Derivative Assets	$557	$(488)	$69	$69
Derivative Contracts
Current Liabilities	$(412)	$391	$(21)	$(21)
Noncurrent Liabilities	(109)	105	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$(521)	$496	$(25)	$(25)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$36	$8	$44	$44

(A)Substantially all of PSEG Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2021 and December 31, 2020.
(B)Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, PSEG Power had net cash collateral (receipts) payments to counterparties of $338 million and $54 million, respectively. Of these net cash collateral (receipts) payments, $269 million and $8 million as of June 30, 2021 and December 31, 2020, respectively, were netted against the corresponding net derivative contract positions. Of the $269 million as of June 30, 2021, $(7) million was netted against current assets, $(1) million was netted against noncurrent assets, $208 million was netted against current liabilities and $69 million was netted against noncurrent liabilities. Of the $8 million as of December 31, 2020, $(13) million was netted against current assets and $21 million was netted against noncurrent liabilities.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $45 million as of June 30, 2021 and $28 million as of December 31, 2020. As of June 30, 2021 and December 31, 2020, PSEG Power had the contractual right of offset of $6 million and $3 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $39 million and $25 million as of June 30, 2021 and December 31, 2020, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months and six months ended June 30, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2021	2020		2021	2020
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$—	Interest Expense	$(1)	$(4)
Total PSEG	$—	$—		$(1)	$(4)

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020		2021	2020
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$(6)	Interest Expense	$(2)	$(6)
Total PSEG	$—	$(6)		$(2)	$(6)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2021, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $(1) million after-tax. For the three months and six months ended June 30, 2020, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $(3) million and $(4) million after-tax, respectively.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2019	$(21)	$(15)
Loss Recognized in AOCI	(6)	(4)
Less: Loss Reclassified into Income	14	10
Balance as of December 31, 2020	$(13)	$(9)
Loss Recognized in AOCI	—	—
Less: Loss Reclassified into Income	2	1
Balance as of June 30, 2021	$(11)	$(8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and six months ended June 30, 2021 and 2020, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2021	2020	2021	2020
		Millions
PSEG and PSEG Power
Energy-Related Contracts	Operating Revenues	$(373)	$(27)	$(419)	$204
Energy-Related Contracts	Energy Costs	75	2	81	(66)
Total PSEG and PSEG Power		$(298)	$(25)	$(338)	$138

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of June 30, 2021 and December 31, 2020.

Type	Notional	Total	PSEG	PSEG Power	PSE&G
		Millions
As of June 30, 2021
Natural Gas	Dekatherm (Dth)	232	—	232	—
Electricity	MWh	(70)	—	(70)	—
Financial Transmission Rights (FTRs)	MWh	30	—	30	—
As of December 31, 2020
Natural Gas	Dth	321	—	321	—
Electricity	MWh	(66)	—	(66)	—
FTRs	MWh	20	—	20	—

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of June 30, 2021. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of June 30, 2021, 99% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$79	$15	$64	3	$41	(A)
Non-Investment Grade	2	1	1	—	—
Total	$81	$16	$65	3	$41

(A)Represents net exposure of $21 million with PSE&G and $20 million with two non-affiliated counterparties.
As of June 30, 2021, collateral held from counterparties where PSEG Power had credit exposure included $16 million in letters of credit.
As of June 30, 2021, PSEG Power had 127 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2021, the posted collateral was principally in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day As of June 30, 2021, PSE&G had no net credit exposure with suppliers, including PSEG Power.
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
The following tables present information about PSEG’s, PSE&G’s and PSEG Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of June 30, 2021
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$60	$—	$60	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$43	$(886)	$96	$833	$—
NDT Fund (C)
Equity Securities	$1,279	$—	$1,279	$—	$—
Debt Securities—U.S. Treasury	$326	$—	$—	$326	$—
Debt Securities—Govt Other	$386	$—	$—	$386	$—
Debt Securities—Corporate	$635	$—	$—	$635	$—
Rabbi Trust (C)
Equity Securities	$26	$—	$26	$—	$—
Debt Securities—U.S. Treasury	$66	$—	$—	$66	$—
Debt Securities—Govt Other	$34	$—	$—	$34	$—
Debt Securities—Corporate	$118	$—	$—	$118	$—
Other	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(40)	$1,155	$(55)	$(1,132)	$(8)
PSE&G
Assets:
Cash Equivalents (A)	$30	$—	$30	$—	$—
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$12	$—	$—	$12	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$21	$—	$—	$21	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$43	$(886)	$96	$833	$—
NDT Fund (C)
Equity Securities	$1,279	$—	$1,279	$—	$—
Debt Securities—U.S. Treasury	$326	$—	$—	$326	$—
Debt Securities—Govt Other	$386	$—	$—	$386	$—
Debt Securities—Corporate	$635	$—	$—	$635	$—
Rabbi Trust (C)
Equity Securities	$7	$—	$7	$—	$—
Debt Securities—U.S. Treasury	$17	$—	$—	$17	$—
Debt Securities—Govt Other	$9	$—	$—	$9	$—
Debt Securities—Corporate	$31	$—	$—	$31	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(40)	$1,155	$(55)	$(1,132)	$(8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2020
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$312	$—	$312	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$69	$(488)	$26	$519	$12
NDT Fund (C)
Equity Securities	$1,352	$—	$1,351	$1	$—
Debt Securities—U.S. Treasury	$239	$—	$—	$239	$—
Debt Securities—Govt Other	$342	$—	$—	$342	$—
Debt Securities—Corporate	$566	$—	$—	$566	$—
Rabbi Trust (C)
Equity Securities	$31	$—	$31	$—	$—
Debt Securities—U.S. Treasury	$59	$—	$—	$59	$—
Debt Securities—Govt Other	$41	$—	$—	$41	$—
Debt Securities—Corporate	$135	$—	$—	$135	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(25)	$496	$(33)	$(483)	$(5)
PSE&G
Assets:
Cash Equivalents (A)	$50	$—	$50	$—	$—
Rabbi Trust (C)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$26	$—	$—	$26	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$69	$(488)	$26	$519	$12
NDT Fund (C)
Equity Securities	$1,352	$—	$1,351	$1	$—
Debt Securities—U.S. Treasury	$239	$—	$—	$239	$—
Debt Securities—Govt Other	$342	$—	$—	$342	$—
Debt Securities—Corporate	$566	$—	$—	$566	$—
Rabbi Trust (C)
Equity Securities	$8	$—	$8	$—	$—
Debt Securities—U.S. Treasury	$15	$—	$—	$15	$—
Debt Securities—Govt Other	$10	$—	$—	$10	$—
Debt Securities—Corporate	$33	$—	$—	$33	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(25)	$496	$(33)	$(483)	$(5)

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
(C)The fair value measurement table excludes foreign currency of $2 million in the NDT Fund as of both June 30, 2021 and December 31, 2020. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details surrounding significant Level 3 valuations as of June 30, 2021 and December 31, 2020.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
	Level 3	Fair Value as of		Valuation	Unobservable		Arithmetic
Commodity	Position	June 30, 2021		Technique(s)	Input	Range	Average
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$—	$(6)	Discounted Cash Flow	Load Shaping Cost	0% to 11%	5%
Gas/Electric	Other (A)	—	(2)
Total PSEG Power		$—	$(8)
Total PSEG		$—	$(8)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
	Level 3	Fair Value as of		Valuation	Unobservable		Arithmetic
Commodity	Position	December 31, 2020		Technique(s)	Input	Range	Average
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$12	$—	Discounted Cash Flow	Load Shaping Cost	0% to 11%	4%
Gas	Gas Physical Contracts	—	(2)	Discounted Cash Flow	Historical Basis Adjustment	-60% to -30%	-43%
Electricity	Other (A)	—	(3)
Total PSEG Power		$12	$(5)
Total PSEG		$12	$(5)

(A)Other is comprised of primarily a heat rate call option and capacity swaps.
As of June 30, 2021, significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where PSEG Power is a seller, an increase in the load variability would decrease the fair value. For gas-related contracts in cases where PSEG Power is a buyer, an increase in the average historical basis would increase the fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and six months ended June 30, 2021 and June 30, 2020, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2021

	Three Months Ended June 30, 2021
Description	Balance as of March 31, 2021	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2021
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$(1)	$(9)	$—	$2	$—	$(8)

	Six Months Ended June 30, 2021
Description	Balance as of December 31, 2020	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2021
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$(13)	$—	$(2)	$—	$(8)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2020

	Three Months Ended June 30, 2020
Description	Balance as of March 31, 2020	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2020
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$19	$(4)	$—	$(5)	$—	$10

	Six Months Ended June 30, 2020
Description	Balance as of December 31, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of June 30, 2020
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$9	$—	$(6)	$—	$10

(A)Unrealized gains (losses) in the following table represent the change in derivative assets and liabilities still held as of June 30, 2021 and 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)
	Millions
PSEG and PSEG Power
Operating Revenues	$(7)	$(7)	$(4)	$(9)	$(12)	$(16)	$14	$2
Energy Costs	(2)	(2)	—	—	(1)	(1)	(5)	1
Total	$(9)	$(9)	$(4)	$(9)	$(13)	$(17)	$9	$3

(B)Includes settlements of $2 million and $(2) million for the three months and six months ended June 30, 2021 and $(5) million and $(6) million for the three months and six months ended June 30, 2020.
(C)There were no transfers into or out of Level 3 during the three months and six months ended June 30, 2021 and 2020.
As of June 30, 2021, PSEG carried $2.9 billion of net assets that are measured at fair value on a recurring basis, of which $(8) million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy were immaterial.
As of June 30, 2020, PSEG carried $2.9 billion of net assets that are measured at fair value on a recurring basis, of which $10 million of net assets was measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine fair value of long-term debt as of June 30, 2021 and December 31, 2020 are included in the following table and accompanying notes.

	As of		As of
	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$2,931	$3,031	$2,929	$3,092
PSE&G (A)	11,370	13,090	10,909	13,372
PSEG Power (A)	1,394	1,679	2,342	2,679
Total Long-Term Debt	$15,695	$17,800	$16,180	$19,143

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Other Income (Deductions)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2021
NDT Fund Interest and Dividends	$—	$14	$—	$14
Allowance for Funds Used During Construction	19	—	—	19
Solar Loan Interest	4	—	—	4
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(3)	—	(3)
Other	1	(3)	1	(1)
Total Other Income (Deductions)	$24	$8	$1	$33
Six Months Ended June 30, 2021
NDT Fund Interest and Dividends	$—	$27	$—	$27
Allowance for Funds Used During Construction	42	—	—	42
Solar Loan Interest	7	—	—	7
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(19)	—	(19)
Other	3	(4)	2	1
Total Other Income (Deductions)	$52	$4	$2	$58
Three Months Ended June 30, 2020
NDT Fund Interest and Dividends	$—	$14	$—	$14
Allowance for Funds Used During Construction	20	—	—	20
Solar Loan Interest	4	—	—	4
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(1)	—	(1)
Other	2	(1)	—	1
Total Other Income (Deductions)	$26	$12	$—	$38
Six Months Ended June 30, 2020
NDT Fund Interest and Dividends	$—	$27	$—	$27
Allowance for Funds Used During Construction	41	—	—	41
Solar Loan Interest	8	—	—	8
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(36)	—	(36)
Other	4	(2)	—	2
Total Other Income (Deductions)	$53	$(11)	$—	$42

(A)Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSEG	June 30,		June 30,
	2021	2020	2021	2020
	Millions
Pre-Tax Income (Loss)	$(239)	$560	$526	$1,052
Tax Computed at Statutory Rate @ 21%	$(50)	$118	$110	$221
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	(24)	25	18	32
NDT Fund	9	24	18	(2)
Tax Credit Amortization/ITC Recapture	35	(4)	31	(8)
Tax Adjustment Credit	(42)	(45)	(121)	(88)
Other	10	(9)	(1)	(2)
Subtotal	(12)	(9)	(55)	(68)
Total Income Tax Expense (Benefit)	$(62)	$109	$55	$153
Effective Income Tax Rate	25.9%	19.5%	10.5%	14.5%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSE&G	June 30,		June 30,
	2021	2020	2021	2020
	Millions
Pre-Tax Income	$370	$330	$926	$879
Tax Computed at Statutory Rate @ 21%	$78	$69	$194	$185
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	25	17	63	54
Tax Adjustment Credit	(42)	(45)	(121)	(88)
Other	—	6	4	5
Subtotal	(17)	(22)	(54)	(29)
Total Income Tax Expense (Benefit)	$61	$47	$140	$156
Effective Income Tax Rate	16.5%	14.2%	15.1%	17.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of reported income tax expense for PSEG Power with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSEG Power	June 30,		June 30,
	2021	2020	2021	2020
	Millions
Pre-Tax Income (Loss)	$(610)	$234	$(397)	$177
Tax Computed at Statutory Rate @ 21%	$(128)	$49	$(83)	$37
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	(49)	10	(45)	(21)
NDT Fund	9	24	18	(2)
Tax Credit Amortization/ITC Recapture	38	(2)	36	(4)
Audit Settlement	—	(20)	(2)	(22)
Other	3	3	1	6
Subtotal	1	15	8	(43)
Total Income Tax Expense (Benefit)	$(127)	$64	$(75)	$(6)
Effective Income Tax Rate	20.8%	27.4%	18.9%	(3.4)%

In March 2021, the White House released an overview of the American Jobs Plan. In April 2021, the Treasury Department issued The Made in America Tax Plan and in June 2021, the General Explanations of the Administration’s Fiscal Year 2022 Revenue Proposals in the Fiscal Year 2022 Budget. Each include several tax raising provisions that have not yet been enacted. Further, a prolonged economic recovery may result in additional federal and state tax legislation that can have a material impact on PSEG’s, PSE&G’s and PSEG Power’s effective tax rate and cash tax position.
Amounts recorded under the Tax Cuts and Jobs Act of 2017, Coronavirus Aid, Relief, and Economic Security Act and Consolidated Appropriations Act, 2021 are subject to change based on several factors, including, among other things, whether the Internal Revenue Service or state taxing authorities issue additional guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s, PSE&G’s and PSEG Power’s financial statements.
As of June 30, 2021, PSE&G had a $23 million New Jersey Corporate Business Tax net operating loss (NOL) that is expected to be fully realized in the future. There are no other material tax carryforwards in other jurisdictions.
New Jersey State Tax Reform
In September 2020, New Jersey enacted its State Fiscal Year 2021 Budget, which amended the temporary surtax originally enacted into law in 2018, from 1.5% to 2.5% for 2020 and 2021 and extended the 2.5% surtax to 2023. PSE&G continues to be exempt and this amendment will not have a material impact on PSEG’s and PSEG Power’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Three Months Ended June 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2021	$(8)	$(542)	$8	$(542)
Other Comprehensive Income (Loss) before Reclassifications	—	—	16	16
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	4	—	4
Net Current Period Other Comprehensive Income (Loss)	—	4	16	20
Balance as of June 30, 2021	$(8)	$(538)	$24	$(522)

PSEG	Three Months Ended June 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2020	$(18)	$(496)	$33	$(481)
Other Comprehensive Income (Loss) before Reclassifications	—	—	30	30
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3	3	(10)	(4)
Net Current Period Other Comprehensive Income (Loss)	3	3	20	26
Balance as of June 30, 2020	$(15)	$(493)	$53	$(455)

PSEG	Six Months Ended June 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2020	$(9)	$(545)	$50	$(504)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(24)	(24)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	7	(2)	6
Net Current Period Other Comprehensive Income (Loss)	1	7	(26)	(18)
Balance as of June 30, 2021	$(8)	$(538)	$24	$(522)

PSEG	Six Months Ended June 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$(15)	$(499)	$25	$(489)
Other Comprehensive Income (Loss) before Reclassifications	(4)	—	44	40
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	4	6	(16)	(6)
Net Current Period Other Comprehensive Income (Loss)	—	6	28	34
Balance as of June 30, 2020	$(15)	$(493)	$53	$(455)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power	Three Months Ended June 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2021	$—	$(457)	$8	$(449)
Other Comprehensive Income (Loss) before Reclassifications	—	—	13	13
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	(1)	2
Net Current Period Other Comprehensive Income (Loss)	—	3	12	15
Balance as of June 30, 2021	$—	$(454)	$20	$(434)

PSEG Power	Three Months Ended June 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2020	$—	$(418)	$26	$(392)
Other Comprehensive Income (Loss) before Reclassifications	—	—	24	24
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	(9)	(6)
Net Current Period Other Comprehensive Income (Loss)	—	3	15	18
Balance as of June 30, 2020	$—	$(415)	$41	$(374)

PSEG Power	Six Months Ended June 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2020	$—	$(459)	$40	$(419)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(18)	(18)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(2)	3
Net Current Period Other Comprehensive Income (Loss)	—	5	(20)	(15)
Balance as of June 30, 2021	$—	$(454)	$20	$(434)

PSEG Power	Six Months Ended June 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$—	$(420)	$19	$(401)
Other Comprehensive Income (Loss) before Reclassifications	—	—	35	35
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(13)	(8)
Net Current Period Other Comprehensive Income (Loss)	—	5	22	27
Balance as of June 30, 2020	$—	$(415)	$41	$(374)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2021			June 30, 2021
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$1	$—	$(2)	$1	$(1)
Total Cash Flow Hedges		(1)	1	—	(2)	1	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	6	(2)	4	11	(3)	8
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	3	(8)	(21)	6	(15)
Total Pension and OPEB Plans		(5)	1	(4)	(10)	3	(7)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	1	(1)	—	4	(2)	2
Total Available-for-Sale Debt Securities		1	(1)	—	4	(2)	2
Total		$(5)	$1	$(4)	$(8)	$2	$(6)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2020			June 30, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(4)	$1	$(3)	$(6)	$2	$(4)
Total Cash Flow Hedges		(4)	1	(3)	(6)	2	(4)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	6	(1)	5	12	(3)	9
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	2	(8)	(20)	5	(15)
Total Pension and OPEB Plans		(4)	1	(3)	(8)	2	(6)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	17	(7)	10	26	(10)	16
Total Available-for-Sale Debt Securities		17	(7)	10	26	(10)	16
Total		$9	$(5)	$4	$12	$(6)	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2021			June 30, 2021
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$5	$(2)	$3	$10	$(3)	$7
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(9)	3	(6)	(17)	5	(12)
Total Pension and OPEB Plans		(4)	1	(3)	(7)	2	(5)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	1	—	1	3	(1)	2
Total Available-for-Sale Debt Securities		1	—	1	3	(1)	2
Total		$(3)	$1	$(2)	$(4)	$1	$(3)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2020			June 30, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$6	$(2)	$4	$11	$(3)	$8
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(9)	2	(7)	(17)	4	(13)
Total Pension and OPEB Plans		(3)	—	(3)	(6)	1	(5)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	14	(5)	9	21	(8)	13
Total Available-for-Sale Debt Securities		14	(5)	9	21	(8)	13
Total		$11	$(5)	$6	$15	$(7)	$8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Earnings Per Share (EPS) and Dividends
EPS
Basic EPS is calculated by dividing Net Income (Loss) by the weighted average number of shares of common stock outstanding. Diluted EPS is calculated by dividing Net Income (Loss) by the weighted average number of shares of common stock outstanding, plus dilutive potential shares related to PSEG’s stock based compensation. The following table shows the effect of these dilutive potential shares on the weighted average number of shares outstanding used in calculating diluted EPS:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income (Loss)	$(177)	$(177)	$451	$451	$471	$471	$899	$899
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	504	504	504	504	504	504
Effect of Stock Based Compensation Awards	—	—	—	3	—	3	—	3
Total Shares	504	504	504	507	504	507	504	507

EPS
Net Income (Loss)	$(0.35)	$(0.35)	$0.89	$0.89	$0.94	$0.93	$1.78	$1.77

Approximately three million potentially dilutive shares were excluded from total shares used to calculate the diluted loss per share for the quarter ended June 30, 2021 as their impact was antidilutive.
Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2021	2020	2021	2020
Per Share	$0.51	$0.49	$1.02	$0.98
In Millions	$258	$247	$516	$495

On July 20, 2021, the PSEG Board of Directors approved a $0.51 per share common stock dividend for the third quarter of 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended June 30, 2021
Total Operating Revenues	$1,514	$380	$155	$(175)	$1,874
Net Income (Loss) (C)	309	$(483)	(3)	—	(177)
Gross Additions to Long-Lived Assets	633	$36	1	—	670
Six Months Ended June 30, 2021
Operating Revenues	$3,587	$1,547	$306	$(677)	$4,763
Net Income (Loss) (C)	786	(322)	7	—	471
Gross Additions to Long-Lived Assets	1,219	82	2	—	1,303
Three Months Ended June 30, 2020
Total Operating Revenues	$1,456	$683	$148	$(237)	$2,050
Net Income (Loss)	283	170	(2)	—	451
Gross Additions to Long-Lived Assets	570	121	3	—	694
Six Months Ended June 30, 2020
Operating Revenues	$3,339	$1,903	$304	$(715)	$4,831
Net Income (Loss)	723	183	(7)	—	899
Gross Additions to Long-Lived Assets	1,190	218	6	—	1,414
As of June 30, 2021
Total Assets	$36,396	$11,031	$2,669	$(804)	$49,292
Investments in Equity Method Subsidiaries	$—	$67	$91	$—	$158
As of December 31, 2020
Total Assets	$35,581	$12,704	$2,692	$(927)	$50,050
Investments in Equity Method Subsidiaries	$—	$64	$—	$—	$64

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
(C)Includes a $373 million after-tax impairment of the ISO NE asset grouping at PSEG Power in the three and six months ended June 30, 2021. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information. Also includes net after-tax losses of $(206) million and $(77) million for the three months ended June 30, 2021 and 2020, respectively, and $(240) million for the six months ended June 30, 2021 related to the impacts of non-trading commodity mark-to-market activity, which consist of the financial impact from positions with future delivery dates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2021	2020	2021	2020
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$172	$227	$667	$717
Administrative Billings from Services (B)	92	78	179	156
Total Billings from Affiliates	$264	$305	$846	$873

	As of	As of
Related-Party Transactions	June 30, 2021	December 31, 2020
	Millions
Payable to PSEG Power (A)	$163	$273
Payable to Services (B)	82	95
Payable to PSEG (C)	55	111
Accounts Payable—Affiliated Companies	$300	$479
Noncurrent Payable to PSEG Power (A)	$10	$—
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$4	$7

PSEG Power
The financial statements for PSEG Power include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2021	2020	2021	2020
	Millions
Billings to Affiliates:
Net Billings to PSE&G (A)	$172	$227	$667	$717
Billings from Affiliates:
Administrative Billings from Services (B)	$46	$42	$89	$87

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	June 30, 2021	December 31, 2020
	Millions
Receivable from PSE&G (A)	$163	$273
Receivable from PSEG (C)	—	44
Receivable from Other	2	—
Accounts Receivable—Affiliated Companies	$165	$317
Payable to Services (B)	$21	$13
Payable to PSEG (C)	178	—
Accounts Payable—Affiliated Companies	$199	$13
Short-Term Loan to (from) Affiliate (E)	$(121)	$161
Noncurrent Receivable from PSE&G (A)	$10	$—
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$64	$57

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
EXECUTIVE OVERVIEW OF 2021 AND FUTURE OUTLOOK
We are progressing on our strategy to become a primarily regulated electric and gas utility and a contracted carbon-free energy infrastructure company. We are focused on meeting customer expectations and being well aligned with public policy objectives by investing to modernize our infrastructure, improve reliability and deliver cleaner energy. Our business plan focuses on achieving growth while controlling costs and managing the risks associated with regulatory and policy changes, fluctuating commodity prices and changes in customer demand. In furtherance of these goals, over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G, which improves the sustainability and predictability of our earnings and cash flows and provides more financial flexibility. In June 2021, we completed the sale of PSEG Power’s solar portfolio and we are continuing to advance the potential sale of PSEG Power’s more than 6,750 megawatts (MW) of fossil generation located in New Jersey, Connecticut, New York and Maryland. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
PSE&G, PSEG Power and PSEG LI are providing essential services during the coronavirus (COVID-19) pandemic. We have implemented a comprehensive set of enhanced safety actions to help protect our employees, customers and communities, and we will continue to closely monitor developments and adjust as needed to ensure that we provide reliable service while protecting the safety and health of our workforce and the communities we serve. We continue to be guided by the recommendations of health authorities at the federal, state and local levels.
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
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. For the five-year period ending December 31, 2025, PSE&G expects to invest between $13 billion to $15 billion, resulting in an expected compound annual growth in rate base of 6.5% to 8%. The low end of the range assumes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-Energy Efficiency (EE) program at their average annual investment levels, as these programs are expected to continue at least at those current rates beyond their currently approved timeframe of 2023. The upper end of the range is driven by certain unapproved investment programs, including a to-be-filed extension of the Energy Strong program, which otherwise concludes in 2023, as well as the remaining portion of our CEF proposal (portion of Electric Vehicle (EV) and Energy Storage (ES) programs) and a potentially higher amount of investment for GSMP and CEF-EE beyond current levels.
In January 2020, New Jersey released its Energy Master Plan (EMP) which, among other things, recognized the importance of the State’s EE targets and supported EVs, ES, and advanced metering infrastructure (AMI).
In September 2020, PSE&G reached a settlement with parties in the CEF-EE proceeding, which the BPU approved. The settlement commits $1 billion over a three-year period, with the majority of the investment occurring over a five-year period. Costs will be recovered through annual rate-making, with returns aligned with our most recent base rate case and a ten-year amortization period.
The approval also included a Conservation Incentive Program (CIP), a mechanism that will provide for recovery of lost electric and gas variable margin revenues relative to a baseline of the test year in our last base rate case from July 2017 to June 2018. The deferral period for this mechanism became effective in June 2021 for electric and will become effective in October 2021 for gas. PSE&G will suspend its gas Weather Normalization Charge (WNC) when the gas deferral period begins.
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
All of the capital costs and expenses of the CEF-EC and CEF-EV programs are expected to be recovered in PSE&G’s next base rate case, expected in the second half of 2024. From the start of the program until the commencement of new base rates, the return on and of the capital portion of each of these programs, as well as expenses incurred to implement the CEF-EV program and operating costs and stranded costs associated with the retirement of existing meters under the CEF-EC program, will be deferred and included for recovery as part of our next rate case expected to be concluded in 2024. The remaining component of our CEF-EV proposal, the vehicle innovation subprogram, as well as the overall CEF-ES program, are being held in abeyance pending future policy guidance from the BPU.
We also continue to invest in transmission infrastructure in order to (i) maintain and enhance system integrity and grid reliability, (ii) ensure system resilience in the face of continued extreme weather conditions and cyber and physical security threats, (iii) address an aging transmission infrastructure, (iv) leverage technology to improve the operation of the system, (v) reduce transmission constraints, (vi) meet changing customer usage patterns and the demand for 24/7 electricity, and (vii) satisfy state public policy goals, including aggressive decarbonization agendas. Our planned capital spending for transmission in 2021-2023 is $2.5 billion. As discussed further below, PSE&G has reached a settlement with the BPU, pending FERC approval, to reduce its base transmission ROE from 11.18% to 9.9%.
The ongoing coronavirus pandemic and associated impacts could have several negative consequences, including potential delays of our regulatory agencies’ review and approval of proposed programs or rate recovery.
The coronavirus has also impacted PSE&G’s sales, with a reduction in demand from its commercial and industrial (C&I) customers, largely offset by increases in residential sales volumes. As a result, there has been no substantive net margin impact and future changes are largely addressed through the CIP mechanism that is effective in 2021. The most substantive impact of the pandemic on our financial position has been adverse changes to residential and C&I payment patterns. The State of New Jersey issued an Executive Order in March 2020 that included a moratorium on non-safety related service disconnections for non-payment. On June 30, 2021, the moratorium imposed by the State of New Jersey ended but the State has established a “grace period” prohibiting disconnections for residential customers through December 31, 2021. Given the annual winter moratorium on residential shut-offs, collections and shut-offs will not be in full effect until mid-March 2022. During the moratorium, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will continue through the grace period and winter moratorium and take the next several years to fully return to normal levels. PSE&G’s electric distribution bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. PSE&G has deferred its incremental gas distribution bad debt expense as a result of COVID-19 as a Regulatory Asset and will seek recovery of that cost, as well as other net incremental COVID-19 costs, in its next base rate case.
In July 2020, the BPU authorized regulated utilities in New Jersey, including PSE&G, to create a COVID-19-related Regulatory Asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 through September 30, 2021. Deferred costs are to be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. As of June 30, 2021, PSE&G has recorded a Regulatory Asset related to COVID-19 to defer incremental costs of $82 million, which PSE&G expects are probable of recovery under the BPU order. While we expect to continue to defer and ultimately recover these costs under the July BPU Order, no assurances can be given.
Given the ongoing prohibition on residential shut-offs, in July 2021, PSE&G, joined by other New Jersey gas distribution companies, made a filing with the BPU, noting that the current deferral period does not allow for proper consideration and inclusion of all incremental related expenses in a Regulatory Asset and requesting that the BPU extend the deferral of bad debt and related costs through the end of 2023.
While the impact on our results of operations, financial condition and cash flows for the six months ended June 30, 2021 has not been material, a prolonged coronavirus pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could materially impact cash from operations, Accounts Receivable and bad debt expense.
PSEG Power
In July 2020, we announced that we are exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet with the intention of accelerating the transformation of our business into a primarily regulated electric and gas utility, with a significantly contracted generation business. It is expected to reduce overall business risk and earnings volatility, improve PSEG’s business and financial profile and is consistent with PSEG’s climate strategy and sustainability efforts, which is to focus on clean energy investments, methane reduction, and carbon-free generation. PSEG intends to retain ownership of PSEG Power’s existing nuclear fleet.
In May 2021, PSEG Power Ventures LLC (Power Ventures), a direct wholly owned subsidiary of PSEG Power, entered into a purchase agreement with Quattro Solar, LLC, an affiliate of LS Power, relating to the sale by Power Ventures of 100% of its ownership interest in PSEG Solar Source LLC (Solar Source) including its related assets and liabilities. The transaction closed in June 2021. Any potential transaction involving PSEG Power’s more than 6,750 MW of fossil generation is expected to be completed either in the fourth quarter of 2021 or the first quarter of 2022.
There is no assurance that the strategic review will result in a sale or other disposition of all or any portion of the fossil generation assets on terms that are favorable to us, or at all. Any transaction would be subject to market conditions and customary closing conditions, including the receipt of all required regulatory approvals. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
At PSEG Power, we have sought to achieve operational excellence and manage costs in order to optimize cash flow generation from our fleet in light of low wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. In the first six months of 2021, our natural gas and nuclear units generated 10.1 and 15.5 terawatt hours and operated at a capacity factor of 44.3% and 92.1%, respectively. Our commitments for load, such as basic generation service (BGS) in New Jersey and other bilateral supply contracts, are backed by this generation or may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving our obligations. PSEG Power’s hedging practices help to manage some of the volatility of the merchant power business. More than 75% of PSEG Power’s expected gross margin in 2021 relates to hedging of our energy margin, our expected revenues from the capacity market mechanisms, Zero Emission Certificate (ZEC) revenues and certain ancillary service payments such as reactive power.
As discussed further below under “Wholesale Power Market Design,” FERC issued an order establishing new rules for PJM’s capacity market, extending the PJM Minimum Offer Price Rule (MOPR) to include both new and existing resources that receive or are entitled to receive certain out-of-market payments, with certain exemptions. However, in July 2021, PJM submitted to FERC a proposal to replace the expanded MOPR with new provisions that accommodate state public policy programs that do not attempt to set the price of capacity. Under the PJM proposal, PSEG Power’s New Jersey nuclear plants that receive ZEC payments will not be subject to the new MOPR. PJM’s proposal requests that FERC approve the new provisions for the Reliability Pricing Model (RPM) auction that is scheduled to be held in December 2021. We cannot predict the outcome of the FERC proceeding.
PSEG LI
Following the effects of Tropical Storm Isaias, the New York Attorney General initiated an inquiry into PSEG LI’s preparation and response to the storm. In addition, the Department of Public Service (DPS) within the New York State Public Service Commission launched an investigation of the state’s electric service providers’, including PSEG LI’s, preparation and response to the storm. The DPS issued an interim storm investigation report finding that PSEG LI violated its Emergency Response Plan and DPS Regulations, and recommended that LIPA consider taking various actions, including terminating or renegotiating the OSA. LIPA also issued a report with recommendations for improvements to PSEG LI’s structure and processes and recommended that LIPA either renegotiate or terminate the OSA.
In December 2020, LIPA filed a complaint against PSEG LI in New York State court alleging multiple breaches of the OSA in connection with PSEG LI’s preparation for and response to Tropical Storm Isaias seeking specific performance and $70 million in damages. In June 2021, LIPA and PSEG LI executed a non-binding term sheet, which is expected to guide amendments to our OSA. The term sheet includes several changes to the OSA, including shifting a portion of our fixed revenues to incentive compensation and subjecting a portion of revenue to the potential imposition of penalties by the DPS due to certain performance failures by PSEG LI, and resolves all of LIPA’s claims related to Tropical Storm Isaias and the DPS investigation. Any amendments to the OSA will require the approval of the New York Attorney General and the New York Comptroller. The OSA contract term will continue through 2025, with a mutual option to extend. No assurances can be given regarding reaching final settlement agreement, obtaining New York approvals and the closing of the inquiry by the Attorney General.
In the event that a final settlement with LIPA is not reached, PSEG LI intends to vigorously defend itself with regard to the allegations in LIPA’s complaint alleging breaches of the OSA. A decision in this proceeding requiring specific performance or the payment of damages by PSEG LI or resulting in the termination of the OSA could have a material adverse effect on PSEG’s results of operations and financial condition.
Climate Strategy and Sustainability Efforts
For more than a century, our mission has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Building on this mission, we are working toward a future where customers universally use less energy, the energy they use is cleaner, and its delivery is more reliable and more resilient. In June 2021, we accelerated and expanded our net zero vision by 20 years, establishing a net zero carbon emissions by 2030 goal that includes direct greenhouse gas (GHG) emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) at both PSEG Power and PSE&G, assuming advances in technology, public policy and customer behavior. Scope 1 emissions include power generation, methane leaks, vehicle fleet emissions, sulfur hexafluoride and refrigerant leaks. Scope 2 emissions include both gas and electric purchased energy for our PSE&G facilities and line losses.
PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions and the implementation of energy efficiency initiatives. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas infrastructure, and the second phase of this program is expected to replace an additional 875 miles of gas pipes through 2023. The GSMP is designed to significantly reduce gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we expect an approximate 22% reduction in methane, and assuming a continuation of GSMP, we expect an approximate 60% reduction in methane emissions from 2011 through 2030. In addition, PSE&G’s recently approved CEF-EE, CEF-EC and CEF-EV programs and the proposed CEF-ES program are intended to support New Jersey’s EMP through programs designed to help customers increase their energy efficiency, support the expansion of the electric vehicle infrastructure in the State, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events. We also continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events, notably through our investments in Energy Strong.
Offshore Wind
In December 2020, PSEG entered into a definitive agreement with Ørsted North America to acquire a 25% equity interest in Ørsted’s Ocean Wind project. Ocean Wind was selected by New Jersey to be the first offshore wind farm as part of the State’s intention to add 7,500 MW of offshore wind generating capacity by 2035. The Ocean Wind project is expected to achieve full commercial operation in 2025. On March 31, 2021, the BPU approved PSEG’s investment in Ocean Wind and the acquisition was completed in April 2021. Additionally, PSEG and Ørsted each owns 50% of Garden State Offshore Energy LLC (GSOE) which holds rights to an offshore wind lease area just south of New Jersey. PSEG and Ørsted are exploring opportunities to develop the GSOE lease area. In April 2021, PJM announced the opening of the first public policy Order 1000 bid window that would utilize the state agreement approach for transmission projects to support the full 7,500 MW of offshore wind generation that New Jersey plans to procure. The state agreement approach requires customers in the requesting state - in this case New Jersey - to pay for the costs of these public policy transmission projects. Bids for this opportunity are due in the third quarter of 2021 and PSEG is evaluating opportunities to bid in this open window.
Operational Excellence
We emphasize operational performance while developing opportunities in both our regulated and competitive businesses. In the first six months of 2021, our utility continued its efforts to control costs while maintaining strong operational performance.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first six months of 2021 as we
•maintained sufficient liquidity,
•maintained solid investment grade credit ratings, and
•increased our indicative annual dividend for 2021 to $2.04 per share.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources without the issuance of new equity. Our planned capital requirements, which are driven by growth in our regulated utility, and the potential sale of our fossil generating fleet are expected to improve our business and financial profile.
Financial Results
The results for PSEG, PSE&G and PSEG Power for the three months and six months ended June 30, 2021 and 2020 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Earnings (Losses)	2021	2020	2021	2020
	Millions
PSE&G	$309	$283	$786	$723
PSEG Power (A)	(483)	170	(322)	183
Other (B)	(3)	(2)	7	(7)
PSEG Net Income (Loss)	$(177)	$451	$471	$899

PSEG Net Income (Loss) Per Share (Diluted)	$(0.35)	$0.89	$0.93	$1.77

(A)Includes a $373 million after-tax impairment of the New England (NE) asset grouping. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
(B)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$47	$118	$79	$(17)
Non-Trading MTM Gains (Losses) (C)	$(206)	$(77)	$(240)	$—

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
(B)Net of tax (expense) benefit of $(30) million and $(74) million for the three months and $(53) million and $10 million for the six months ended June 30, 2021 and 2020, respectively.
(C)Net of tax (expense) benefit of $79 million and $30 million for the three months ended June 30, 2021 and 2020, respectively, and $92 million for the six months ended June 30, 2021.
Our $628 million and $428 million decreases in Net Income for the three months and six months ended June 30, 2021, respectively, were driven primarily by
•an impairment of the NE fossil asset grouping at PSEG Power (see Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information), and
•higher MTM losses at PSEG Power,
•partially offset by higher earnings due to continued investments in T&D programs at PSE&G, and
•higher pension and OPEB credits.
The decrease in Net Income for the three month period was also due to lower net gains on NDT Fund equity securities whereas the decrease in Net Income for the six month period was partially offset by net gains on NDT Fund equity securities as compared to net losses in 2020 at PSEG Power.
Disciplined Investment
We utilize rigorous criteria and consider a number of external factors, focusing on the value for our stakeholders, as well as other impacts, when determining how and when to efficiently deploy capital. We principally explore opportunities for investment in areas that complement our existing business and provide reasonable risk-adjusted returns and continuously assess and optimize our business mix as appropriate. In the first six months of 2021, we
•made additional investments in T&D infrastructure projects on time and on budget,
•continued to execute our Energy Efficiency and other existing BPU-approved utility programs,
•closed on our acquisition of a 25% equity interest in the Ocean Wind project,
•continued to evaluate potential additional offshore wind opportunities, and
•completed the sale of PSEG Power’s Solar Source units and continue the process to potentially sell the fossil generation business.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect us, see Part I, Item 1. Business—Regulatory Issues in our Form 10-K and Item 5. Other Information in our Quarterly Report on Form 10-Q for the period ending March 31, 2021 (first quarter 2021 10-Q) and this Quarterly Report on Form 10-Q.
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
In May 2020, FERC issued an order revising an earlier order that established a new ROE policy for reviewing existing transmission owners’ ROEs. The revised methodology uses the Discounted Cash Flow model, the Capital Asset Pricing model and the Risk Premium model to determine if an existing base ROE is unjust and unreasonable and, if so, what replacement ROE is appropriate. FERC’s order indicated that it would not be bound by this revised methodology when considering the just and reasonableness of a utility’s ROE in future proceedings. We continue to analyze the potential impact of these methodologies.
ROE complaints have been pending before FERC regarding MISO transmission owners, the ISO New England Inc.

transmission owners and utilities in other jurisdictions. In addition, over the past few years, several companies have negotiated settlements that have resulted in reduced ROEs.
In July 2021, we submitted for FERC’s approval a settlement agreement effective August 1, 2021 that we reached with the BPU and the New Jersey Division of Rate Counsel (New Jersey Rate Counsel) about the level of PSE&G’s base transmission ROE and other formula rate matters. The settlement reduces PSE&G’s base ROE from 11.18% to 9.9%. As a result of this settlement, PSE&G’s annual Net Income would decrease by approximately $50 million to $60 million, with a total decrease in cash flows of approximately $100 million. The settlement provides that the settling parties will not seek changes to our transmission formula rate for three years. We cannot predict the outcome of the FERC proceeding.
Wholesale Power Market Design
In December 2019, FERC issued an order establishing new rules for PJM’s capacity market, extending the PJM MOPR to include both new and existing resources that receive or are entitled to receive certain out-of-market payments, with certain exemptions. However, in July 2021, PJM submitted to FERC a proposal to replace the expanded MOPR with new provisions that accommodate state public policy programs if they do not attempt to set the price of capacity. PJM states that nuclear plants that receive ZEC payments such as PSEG Power’s New Jersey units will not be subject to the new MOPR provisions. PJM requests that FERC approve its proposal for the new RPM auction scheduled for December 2021. We cannot predict the outcome of the FERC proceeding.
In July 2021, the BPU issued a report on its investigation related to whether New Jersey can achieve its long-term clean energy and environmental objectives under the current resource adequacy procurement paradigm. The report found that participating in the regional market is the most efficient way for New Jersey to achieve its clean energy goals and therefore consideration of leaving the regional market is paused while important market reforms are being considered at the regional and national level. However, the report recommends that New Jersey continue to explore a New Jersey-only or regional competitive auction design if potential reforms at the regional and national level are not sufficient to allow New Jersey to achieve its clean energy goals. We cannot predict whether the BPU will take any measures in the future that will have an impact on the capacity market or our generating stations.
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
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per MWh received during the current ZEC period through May 2022 referenced above. As a result, each nuclear plant is expected to receive ZEC revenue for an additional three years starting June 2022. The terms and conditions of this April 2021 ZEC award are the same as the current ZEC period as discussed above. While the ZEC program has preserved these units to date, PSEG will seek a long-term legislative or other solution for our New Jersey nuclear plants that sufficiently values them for their carbon-free, fuel diversity and resilience attributes. No assurances can be given regarding future ZEC awards or other long-term solutions.

The award of ZECs attaches certain obligations, including an obligation to repay the ZECs in the event that a plant ceases operations during the period that it was awarded ZECs, subject to certain exceptions specified in the ZEC legislation. PSEG Power has and will continue to recognize revenue monthly as the nuclear plants generate electricity and satisfy their performance obligations. Further, the ZEC payment may be adjusted by the BPU at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source. For instance, the New Jersey Rate Counsel, in written comments filed with the BPU, has advocated for the BPU to offset market benefits resulting from New Jersey’s rejoining the RGGI from the ZEC payment. PSEG intends to vigorously defend against these arguments. Due to its preliminary nature, PSEG cannot predict the outcome of this matter.
The BPU’s April 2019 decision awarding ZECs through May 2022 and April 2021 decision awarding ZECs through May 2025 have been appealed by the New Jersey Rate Counsel. In May 2021, Rate Counsel filed an appeal with the New Jersey Appellate Division of the BPU’s April 2021 decision. In July 2021, the New Jersey Supreme Court denied the New Jersey Rate Counsel’s petition for further appellate review of the BPU’s April 2019 decision. PSEG cannot predict the outcome of these matters.
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
Tax Legislation
In March 2021, the White House released an overview of the American Jobs Plan. In April 2021, the Treasury Department issued The Made in America Tax Plan and in June 2021, the General Explanations of the Administration’s Fiscal Year 2022 Revenue Proposals in the Fiscal Year 2022 Budget. Each includes several tax-raising provisions that have not yet been enacted. The Made in America Tax Plan includes an increase in the federal corporate tax rate and a minimum tax levied on book earnings. If these provisions are enacted, it would have an unfavorable impact on PSEG’s and PSEG Power’s financial statements and would increase PSE&G’s customers’ bills.
A prolonged coronavirus pandemic or further economic stimulus could result in future federal or state legislation that could have a material impact on our effective tax rate and cash tax position.
The Consolidated Appropriations Act, 2021 (CAA) was enacted in late December 2020. The CAA provides a 30% investment tax credit (ITC) for offshore wind projects that begin construction before December 31, 2025. In addition, on December 31, 2020, Notice 2021-05 was issued. For qualifying offshore wind projects, the notice extends the four year continuity safe harbor to ten calendar years commencing the calendar year after which construction of the project begins.
In July 2020, the Internal Revenue Service (IRS) issued final and proposed regulations addressing the limitation on deductible business interest expense contained in the Tax Cuts and Jobs Act. These regulations retroactively allow depreciation to be added back in computing the 30% adjusted taxable income (ATI) cap, increasing the amount of interest that can be deducted by unregulated businesses in years before 2022. For 2022 and after, the regulations continue to disallow the addback of depreciation in the computation of ATI, effectively lowering the cap on the amount of deductible business interest. The portion of PSEG’s and PSEG Power’s business interest expense that was disallowed in 2018 and 2019 will now be deductible in those respective years.
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
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance to capitalize on or otherwise address regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we will continue to:
•obtain approval of and execute on our utility capital investment program to enhance the resiliency of our infrastructure, maintain the reliability of the service we provide to our customers, and align our sustainability and climate goals with New Jersey’s energy policy,

•focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•deliver on our Human Capital Management strategy to attract, develop and retain a diverse, high-performing workforce,
•successfully manage our energy obligations and re-contract our open supply positions in response to changes in prices and demand, mindful of the cost and affordability impacts to our electric and gas distribution customers,
•advocate for federal and state programs to properly value New Jersey’s largest carbon-free generation resource and measures that promote fair and efficient electricity markets, including recognition of the cost of emissions,
•engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business,
•finalize our strategic alternatives review for PSEG Power’s fossil generating assets and successfully execute any transactions involving those assets as we shift our business mix to a primarily regulated utility and contracted generating company with a carbon-free nuclear and regional offshore wind fleet,
•seek a fair return for our T&D investments through our transmission formula rate, distribution infrastructure and clean energy investment programs and periodic distribution base rate case proceedings,
•successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations, and
•manage the risks and opportunities in environmental, social and governance (ESG) matters, which is an integral part of our long-term strategy to be a clean energy leader for the benefit of all stakeholders.
In addition to the risks described elsewhere in this Form 10-Q and in our Form 10-K, for 2021 and beyond, the key issues and challenges we expect our business to confront include:
•regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,
•the continuing impact of the ongoing coronavirus pandemic and the associated regulations and economic impacts, which could extend beyond the duration of the pandemic,
•future changes in federal and state tax laws, including The American Jobs Plan and Made in America Tax Plan, and
•the impact of changes in demand, natural gas and electricity prices, and expanded efforts to decarbonize several sectors of the economy.
We continually assess a broad range of strategic options to maximize long-term stockholder value and address the interests of our multiple stakeholders. In assessing our options, we consider a wide variety of factors, including the performance and prospects of our businesses; the views of employees, investors, regulators, customers and rating agencies; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:
•investments in T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments such as CEF-EE, CEF-EV and CEF-ES,
•the disposition or restructuring of our merchant generation business or portions thereof or other existing businesses or the acquisition or development of new businesses,
•investments in regional offshore wind with long-term contracts that provide revenue predictability and a reasonable risk-adjusted return,
•continued operation of our nuclear generation facilities, to the extent there is sufficient certainty that their operation will render an acceptable risk-adjusted return, and
•acquisitions, dispositions and other transactions involving assets or businesses that could provide value to customers and shareholders.
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

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,874	$2,050	$(176)	(9)	$4,763	$4,831	$(68)	(1)
Energy Costs	606	595	11	2	1,635	1,501	134	9
Operation and Maintenance	783	733	50	7	1,561	1,487	74	5
Depreciation and Amortization	322	315	7	2	663	639	24	4
(Gains) Losses on Asset Dispositions and Impairments	457	—	457	N/A	457	—	457	N/A
Income from Equity Method Investments	6	3	3	100	9	6	3	50
Net Gains (Losses) on Trust Investments	81	201	(120)	(60)	141	(20)	161	N/A
Other Income (Deductions)	33	38	(5)	(13)	58	42	16	38
Net Non-Operating Pension and OPEB Credits (Costs)	82	62	20	32	164	124	40	32
Interest Expense	147	151	(4)	(3)	293	304	(11)	(4)
Income Tax (Benefit) Expense	(62)	109	(171)	N/A	55	153	(98)	(64)

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,514	$1,456	$58	4	$3,587	$3,339	$248	7
Energy Costs	509	510	(1)	—	1,358	1,218	140	11
Operation and Maintenance	393	380	13	3	817	766	51	7
Depreciation and Amortization	231	217	14	6	472	439	33	8
Net Gains (Losses) on Trust Investments	—	1	(1)	N/A	1	1	—	—
Other Income (Deductions)	24	26	(2)	(8)	52	53	(1)	(2)
Net Non-Operating Pension and OPEB Credits (Costs)	66	52	14	27	132	103	29	28
Interest Expense	101	98	3	3	199	194	5	3
Income Tax Expense (Benefit)	61	47	14	30	140	156	(16)	(10)

Three Months Ended June 30, 2021 as Compared to 2020
Operating Revenues increased $58 million due to changes in delivery, commodity, clause and other operating revenues.

Delivery Revenues increased $53 million due primarily to
•Transmission revenues were $30 million higher due to an increase in revenue requirements attributable to higher rate base investment.
•Electric distribution revenues increased $21 million due primarily to a $17 million increase attributable to higher sales volumes and a $4 million increase in Green Program Recovery Charge (GPRC) collections.
•Gas distribution revenues increased $4 million due primarily to a $15 million increase related to WNC revenue accruals, a $6 million increase due to a rate roll-in for the GSMP II and a $1 million increase in GPRC revenues, partially offset by an $18 million decrease due to lower sales volumes in 2021.
•Electric and Gas revenues decreased $2 million due to a net increase in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
Commodity Revenues were flat as a result of higher Electric revenues offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS to retail customers and basic gas supply service (BGSS).
•Electric commodity revenues increased $10 million due primarily to a $22 million increase in sales volumes, partially offset by $12 million in lower BGS prices.
•Gas commodity revenues decreased $10 million due primarily to lower BGSS sales volumes of $17 million, partially offset by higher BGSS prices of $7 million.
Clause Revenues decreased $1 million due primarily to a $7 million net decrease in the Tax Adjustment Credit (TAC) and GPRC deferrals, partially offset by higher SBC revenues of $4 million and $2 million of higher Margin Adjustment Clause (MAC) collections. The changes in TAC and GPRC deferral amounts and SBC and MAC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals or SBC and MAC revenues.
Other Operating Revenues increased $6 million due to a $7 million increase primarily due to appliance service revenues, $5 million from Transition Renewable Energy Certificate (TREC) revenues and a $2 million increase in ZEC revenues. These increases were partially offset by an $8 million decrease in Solar Renewable Energy Certificate (SREC) revenues. The changes in TREC, ZEC and SREC components of revenues are entirely offset by changes in Energy Costs.
Operating Expenses
Energy Costs decreased $1 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $13 million due primarily to a $13 million increase in transmission expenditures, an $8 million increase in appliance service costs and a $7 million increase in clause and renewable-related expenses, partially offset by a $10 million decrease in net COVID-19 costs due to the timing of the 2020 deferrals and a $5 million decrease in distribution operations maintenance.
Depreciation and Amortization increased $14 million due primarily to additional plant placed in service.
Net Non-Operating Pension and OPEB Credits (Costs) increased $14 million due primarily to an $11 million decrease in interest cost and a $7 million increase in the expected return on plan assets, partially offset by a $2 million increase in the amortization of the net actuarial loss and a $2 million increase in the amortization of net prior service cost.
Interest Expense increased $3 million due primarily to a $2 million increase from net debt issuances in 2021 and a $1 million increase from net debt issuances in 2020.
Income Tax Expense increased $14 million due primarily to higher pre-tax income.
Six Months Ended June 30, 2021 as Compared to 2020
Operating Revenues increased $248 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $81 million due primarily to
•Transmission revenues were $56 million higher due to an increase in revenue requirements attributable to higher rate base investment.
•Electric distribution revenues increased $34 million due primarily to higher sales volumes.
•Gas distribution revenues increased $18 million due primarily to a $26 million increase due to higher sales volumes, a

$24 million increase due to a rate roll-in for GSMP II and a $4 million increase in GPRC revenues. These increases were partially offset by a $36 million decrease related to WNC revenue accruals.
•Electric and Gas revenues decreased $27 million due to a net increase in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
Commodity Revenues increased $145 million as a result of higher Gas revenues and higher Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.
•Gas commodity revenues increased $92 million due primarily to higher BGSS prices of $51 million and higher BGSS sales volumes of $41 million.
•Electric commodity revenues increased $53 million due primarily to an $88 million increase in sales volumes, partially offset by $35 million in lower BGS prices.
Clause Revenues increased $17 million due primarily to higher SBC revenues of $19 million and a $3 million increase in MAC credits. These increases were partially offset by a $4 million net decrease in TAC and GPRC deferrals. The changes in SBC and MAC revenues and TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on SBC and MAC revenues or TAC and GPRC deferrals.
Other Operating Revenues increased $5 million due primarily to a $13 million increase in TREC revenues, a $10 million increase primarily from appliance service revenues and a $1 million increase in ZEC revenues. These increases were partially offset by a $19 million decrease in SREC revenues. The changes in TREC, ZEC and SREC components of revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $140 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $51 million due primarily to a $27 million increase in clause and renewable-related expenses, a $15 million increase in appliance service costs, a $17 million increase in transmission expenditures and a $3 million increase in grounds maintenance for snow removal. These increases were partially offset by a $12 million decrease in COVID-19 costs due to the timing of the 2020 deferrals.
Depreciation and Amortization increased $33 million due primarily to a $26 million increase related to additional plant in service and a $5 million increase in the amortization of Regulatory Assets.
Net Non-Operating Pension and OPEB Credits (Costs) increased $29 million due primarily to a $22 million decrease in interest cost and a $13 million increase in the expected return on plan assets, partially offset by a $3 million increase in the amortization of the net actuarial loss and a $3 million increase in the amortization of net prior service cost.
Interest Expense increased $5 million due primarily to a $3 million increase from net debt issuances in 2021 and a $3 million increase from net debt issuances in 2020. These increases were partially offset by a decrease of $1 million due to a reduction in short-term borrowings.
Income Tax Expense decreased $16 million due primarily to an increase in the 2021 flowback of PSE&G’s excess deferred income tax liabilities and CEF program investments, partially offset by higher pre-tax income.

PSEG Power

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$380	$683	$(303)	(44)	$1,547	$1,903	$(356)	(19)
Energy Costs	271	323	(52)	(16)	953	999	(46)	(5)
Operation and Maintenance	259	225	34	15	481	466	15	3
Depreciation and Amortization	83	91	(8)	(9)	175	185	(10)	(5)
(Gains) Losses on Asset Dispositions and Impairments	457	—	457	N/A	457	—	457	N/A
Income from Equity Method Investments	6	3	3	100	9	6	3	50
Net Gains (Losses) on Trust Investments	79	196	(117)	(60)	137	(24)	161	N/A
Other Income (Deductions)	8	12	(4)	(33)	4	(11)	15	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	11	9	2	22	23	17	6	35
Interest Expense	24	30	(6)	(20)	51	64	(13)	(20)
Income Tax Expense (Benefit)	(127)	64	(191)	N/A	(75)	(6)	(69)	N/A

Three Months Ended June 30, 2021 as Compared to 2020
Operating Revenues decreased $303 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $290 million due primarily to
•a net decrease of $218 million due to more MTM losses in 2021 as compared to 2020. Of this amount, there was a $295 million decrease due to changes in forward prices this year as compared to last year, partially offset by a $77 million increase due to less losses on positions reclassified to realized upon settlement in 2021 as compared to 2020,
•a net decrease of $61 million in electricity sold primarily due to a $29 million impact from the transfer of responsibility for firm transmission services under the BGS contracts from the BGS suppliers to the Electric Distribution Companies (EDCs), coupled with lower volumes sold, and
•a net decrease of $8 million due to lower prices in the PJM region, partially offset by higher volumes sold in the NE region.
Gas Supply Revenues decreased $13 million due primarily to
•a net decrease of $10 million in sales under the BGSS contract primarily due to lower sales volumes, and
•a decrease of $10 million due to MTM losses in 2021 as compared to MTM gains in 2020, primarily due to changes in forward prices,
•partially offset by a net increase of $7 million related to sales to third parties, of which $10 million was due to higher average sales prices, partially offset by a decrease of $3 million due to lower volumes sold.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $52 million due to
Generation costs decreased $47 million due primarily to
•a net decrease of $48 million due to more MTM gains in 2021 as compared to 2020. Of this amount, there was a $63 million decrease due to changes in forward prices this year as compared to last year, partially offset by a $15 million decrease due to less gains on positions reclassified to realized upon settlement in 2021 as compared to 2020, and
•a net decrease of $39 million in transmission costs primarily due to a $29 million impact from the transfer of responsibility for firm transmission services under BGS contracts from BGS suppliers to the EDCs, coupled with a $10 million decrease from changes in BGS and other load,
•partially offset by a net increase of $21 million in fuel costs due to higher gas prices in the NE region coupled with the utilization of higher volumes of gas in the PJM and New York (NY) regions,
•a net increase of $9 million due to the reversal in the second quarter of 2020 of a lower of cost or market (LOCOM) adjustment on oil inventory that resulted from a recovery in oil prices, and
•a net increase of $9 million primarily due to higher costs for Renewable Energy Credit (RECs) related to load contracts in NE region.
Gas costs decreased $5 million due mainly to
•a net decrease of $11 million related to sales under the BGSS contract, primarily due to lower sendout volumes,
•partially offset by a net increase of $6 million related to sales to third parties, of which $9 million was due to an increase in the average cost of gas, partially offset by a decrease of $3 million due to lower volumes sold.
Operation and Maintenance increased $34 million due primarily to higher outage costs in 2021 at our Hope Creek nuclear plant.
Depreciation and Amortization decreased $8 million due primarily to the sale of Solar Source in June 2021 and to the retirement of the Bridgeport Harbor Station 3 (BH3) effective May 31, 2021.
(Gains) Losses on Asset Dispositions and Impairments of $457 million reflects a $519 million impairment of the ISO-NE fossil asset grouping, offset by a $62 million gain from the sale of Solar Source.
Net Gains (Losses) on Trust Investments decreased $117 million due primarily to a $162 million decrease in net unrealized gains on equity investments in the NDT Fund, partially offset by a $48 million increase in net realized gains on NDT Fund investments.
Other Income (Deductions) decreased $4 million primarily due to higher purchases of NOL tax benefits in 2021 under the New Jersey Technology Tax Benefit Transfer Program.
Interest Expense decreased $6 million due primarily to $950 million of debt maturities in 2021 and $406 million of debt maturities and $96 million in PSEG Power notes that were redeemed as part of the debt exchange with PSEG in 2020.
Income Tax Expense decreased $191 million due primarily to lower pre-tax income, partially offset by the recapture of ITCs related to the sale of Solar Source.
Six Months Ended June 30, 2021 as Compared to 2020
Operating Revenues decreased $356 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $418 million due primarily to
•a net decrease of $420 million due to MTM losses in 2021 as compared to MTM gains in 2020. Of this amount, there was a $404 million decrease due to changes in forward prices this year as compared to last year coupled with a $16 million decrease due to more losses on positions reclassified to realized upon settlement in 2021 as compared to 2020, and
•a net decrease of $84 million in electricity sold primarily due to a $51 million impact from the transfer of responsibility for firm transmission services under the BGS contracts from the BGS suppliers to the EDCs, coupled with lower volumes sold,
•partially offset by a net increase of $73 million due primarily to higher average realized prices in the PJM, NE and NY regions coupled with higher volumes of electricity sold in the NE region. This was partially offset by lower volumes of electricity sold in the PJM region, and
•a net increase of $17 million in capacity revenues due primarily to increases in auction prices in the PJM region, partially offset by decreases in capacity prices and higher load obligations in the NE region.
Gas Supply Revenues increased $62 million due primarily to
•a net increase of $53 million in sales under the BGSS contract primarily due to higher sales volumes, and
•a net increase of $19 million related to sales to third parties, of which $34 million was due to higher average sales prices, partially offset by $15 million due to lower volumes sold,

•partially offset by a decrease of $10 million due to higher MTM losses in 2021 as compared to 2020, primarily due to changes in forward prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $46 million due to
Generation costs decreased $89 million due primarily to
•a net decrease of $97 million due to net MTM gains in 2021 compared to MTM losses in 2020. Of this amount, there was a $79 million decrease due to changes in forward prices this year as compared to last year coupled with an $18 million decrease due to more gains on positions reclassified to realized upon settlement in 2021 as compared to 2020,
•a net decrease of $68 million in transmission costs primarily due to a $51 million impact from the transfer of responsibility for firm transmission services under BGS contracts from BGS suppliers to the EDCs, coupled with a $17 million decrease from changes in BGS and other load, and
•a decrease of $11 million due to a LOCOM adjustment on oil inventory caused by a decrease in oil demand and pricing in 2020,
•partially offset by a net increase of $68 million in fuel costs reflecting higher gas prices in the PJM, NY, and NE regions coupled with the utilization of higher volumes of coal in the NE region, and
•a net increase of $13 million due to higher costs for RECs related to load contracts in the PJM and NE regions.
Gas costs increased $43 million due mainly to
•a net increase of $29 million in costs related to sales under the BGSS contract, of which $42 million was due to higher sendout volumes, partially offset by a decrease of $13 million due to the lower average cost of gas, and
•a net increase of $14 million related to sales to third parties, of which $27 million was due to an increase in the average cost of gas, partially offset by a decrease of $13 million due to lower volumes sold.
Operation and Maintenance increased $15 million due primarily to a refueling outage in 2021 at our 100%-owned Hope Creek nuclear plant as compared to an outage in 2020 at our 57%-owned Salem 2 nuclear plant, partially offset by lower outage costs in 2021 at our fossil plants.
Depreciation and Amortization decreased $10 million due primarily to the sale of Solar Source and the retirement of BH3 in 2021.
(Gains) Losses on Asset Dispositions and Impairments of $457 million reflects a $519 million impairment of the ISO-NE fossil asset grouping, offset by a $62 million gain from the sale of Solar Source.
Net Gains (Losses) on Trust Investments increased $161 million due primarily to a $108 million increase in net realized gains on NDT Fund investments and a $52 million increase due to $13 million of net unrealized gains in 2021 as compared to $39 million of net unrealized losses on NDT Fund equity securities.
Other Income (Deductions) increased $15 million due primarily to lower purchases of NOL tax benefits in 2021 under the New Jersey Technology Tax Benefit Transfer Program.
Non-Operating Pension and OPEB Credits (Costs) increased $6 million due to a $7 million decrease in interest cost and a $3 million increase in the expected return on plan assets, partially offset by $2 million in co-owner charges and a $2 million increase in the amortization of net actuarial loss and net prior service cost.
Interest Expense decreased $13 million due primarily to lower interest expense due to $950 million of debt maturities in 2021 and $406 million of debt maturities and $96 million in PSEG Power notes that were redeemed as part of the debt exchange with PSEG in 2020.
Income Tax Expense decreased $69 million due primarily to lower pre-tax income, partially offset by the recapture of ITCs related to the sale of Solar Source, an additional trust tax on the NDT qualified fund net gains, the tax benefit in 2020 from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits and the purchase of less New Jersey NOL tax benefits in 2021 as compared to 2020.

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
For the six months ended June 30, 2021, our operating cash flow decreased $615 million as compared to the same period in 2020. The net decrease was primarily due to the net changes from our subsidiaries, as discussed below, offset by tax refunds in 2021 as compared to tax payments in 2020 at Energy Holdings.
Current economic conditions have adversely impacted residential and C&I customer payment patterns. During the moratorium, as previously discussed, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will extend beyond the duration of the coronavirus pandemic. While the impact on our results of operations, financial condition and cash flows for the six months ended June 30, 2021 was not material, a prolonged coronavirus pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could materially impact cash from operations, Accounts Receivable and bad debt expense.
PSE&G
PSE&G’s operating cash flow decreased $319 million from $999 million to $680 million for the six months ended June 30, 2021, as compared to the same period in 2020, due primarily to increases in electric energy and vendor payables, higher tax payments in 2021 and a lower reduction in accounts receivable and unbilled revenues in 2021, partially offset by a net decrease in regulatory deferrals and higher earnings.
PSEG Power
PSEG Power’s operating cash flow decreased $272 million from $626 million to $354 million for the six months ended June 30, 2021, as compared to the same period in 2020, due to lower earnings and a $321 million reduction related to cash collateral posting requirements, partially offset by a decrease of $53 million in payments to counterparties.
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
In March 2020, PSEG entered into a $300 million, 364-day term loan agreement which was prepaid in January 2021. In May and March 2021, PSEG entered into two 364-day variable rate term loan agreements for $750 million and $500 million, respectively. These term loans are not included in the credit facility amounts presented in the following table.
Our total credit facilities and available liquidity as of June 30, 2021 were as follows:

Company/Facility	As of June 30, 2021
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$202	$1,298
PSE&G	600	18	582
PSEG Power	2,100	125	1,975
Total	$4,200	$345	$3,855

As of June 30, 2021, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon, including access to external financing to meet redemptions. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current Moody’s rating and a two level downgrade from its current S&P rating. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $862 million and $840 million as of June 30, 2021 and December 31, 2020, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
•In May 2021, PSEG Power redeemed at par $700 million of 3.00% Senior Notes due to mature in June 2021,
•In June 2021, PSE&G retired $134 million of 9.25% Mortgage Bonds, Series CC at maturity, and
•In June 2021, PSEG Power redeemed at par $250 million of 4.15% Senior Notes due to mature in September 2021.
During the next twelve months,
•PSEG Power redeemed its $44 million of Pennsylvania Economic Development Financing Authority Variable Rate Bonds in August 2021, and
•PSEG has $300 million of 2.00% Senior Notes maturing in November 2021.
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

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
	Millions
Operating Revenues (A)	$1,512	$3,564
Operating Income (Loss)	$(587)	$598
Net Income (Loss)	$(331)	$597

(A)Operating Revenues include sales to affiliates of $670 million and $1,218 million, respectively for the six months ended June 30, 2021 and year ended December 31, 2020, respectively.

	As of	As of
	June 30, 2021	December 31, 2020
	Millions
Current Receivables from Subsidiaries and Affiliates	$1,418	$2,350
Total Current Assets	$2,388	$3,365
Noncurrent Receivables from Affiliates	$27	$17
Total Noncurrent Assets	$7,260	$7,228

Current Payables to Subsidiaries and Affiliates	$582	$258
Total Current Liabilities	$1,155	$1,734
Noncurrent Payables to Affiliates	$64	$57
Total Noncurrent Liabilities	$3,846	$4,027

Pension and NDT Fund Obligations
IRS minimum funding requirements for pension plans are determined based on the fund’s assets and liabilities at the end of a calendar year for the subsequent calendar year. In the event of a prolonged economic downturn, our contributions to the pension plans may increase in future periods to meet IRS minimum funding requirements. PSEG had accumulated funding credits totaling approximately $600 million through 2020, which represent historical contributions in excess of IRS minimum funding requirements, and these credits can be applied to offset any future cash contribution obligations.
In addition, the NRC requires a biennial filing of the NDT fund balances against the decommissioning liability estimate. Any funding shortfalls are required to be cured prior to the next NRC reporting period. To the extent of a prolonged economic downturn, our funding requirements may increase in future periods to meet NRC minimum funding requirements.
Common Stock Dividends
On July 20, 2021, our Board of Directors declared a $0.51 dividend per share of common stock for the third quarter of 2021. This reflects an indicative annual dividend rate of $2.04 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 18. Earnings Per Share (EPS) and Dividends.
Credit Ratings
If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Credit Ratings shown are for securities that we typically issue. Outlooks are shown for Issuer Credit Ratings and can be Stable, Negative, or Positive. In May 2021, Moody’s changed PSE&G’s outlook to Negative from Stable. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

	Moody’s (A)	S&P (B)
PSEG
Outlook	Stable	Stable
Senior Notes	Baa1	BBB
Commercial Paper	P2	A2
PSE&G
Outlook	Negative	Stable
Mortgage Bonds	Aa3	A
Commercial Paper	P1	A2
PSEG Power
Outlook	Stable	Stable
Senior Notes	Baa1	BBB

(A)Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.
(B)S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities.

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our 2020 Form 10-K.
PSE&G
During the six months ended June 30, 2021, PSE&G made capital expenditures of $1,219 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $60 million, which are included in operating cash flows.
PSEG Power
During the six months ended June 30, 2021, PSEG Power made capital expenditures of $61 million, excluding $21 million for nuclear fuel, primarily related to various nuclear and fossil projects.
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
From April through June 2021, MTM VaR varied between a low of $7 million and a high of $33 million at the 95% confidence level. The range of VaR was wider for the three months ended June 30, 2021 as compared with the year ended December 31, 2020.

	MTM VaR
	Three Months Ended June 30, 2021	Year Ended December 31, 2020
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$31	$16
Average for the Period	$15	$10
High	$33	$18
Low	$7	$5
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$48	$24
Average for the Period	$24	$16
High	$52	$29
Low	$12	$8

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
Internal Controls
PSEG, PSE&G and PSEG Power
There have been no changes in internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the Form 10-K, see Part I, Item 1. Note 11. Commitments and Contingent Liabilities and Item 5. Other Information in the first quarter 2021 10-Q and in this Quarterly Report on Form 10-Q.

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

ITEM 5. OTHER INFORMATION
Certain information reported in the Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the Form 10-K and first quarter 2021 10-Q. References are to the related pages on the Form 10-K and the first quarter 2021 Form 10-Q.
Federal Regulation
Energy Clearing Prices
December 31, 2020 Form 10-K page 13 and March 31, 2021 Form 10-Q page 82. In April 2019, FERC issued an order directing PJM and NYISO to change their rules governing pricing for fast-start resources. In its Order, FERC found that current fast-start pricing practices are unjust and unreasonable because they do not allow prices to reflect the marginal cost of serving load. FERC required PJM and NYISO to make various changes to their respective tariffs to allow the start-up costs of fast-start resources to be reflected in prices, among other things. In August 2019, PJM stated that new tariff provisions would apply fast-start pricing to all eligible fast-start resources. However, in January 2020, FERC decided to hold the proceeding in abeyance in order to allow PJM and its stakeholders to address FERC’s concern that PJM’s pricing and dispatch are misaligned. In December 2020, FERC issued an order accepting aspects of PJM’s proposed reforms, but also directed PJM to submit an additional filing, including an implementation date. In February 2021, PJM submitted the additional filing. In May 2021, FERC accepted PJM’s compliance filing. Separately, FERC accepted an effective date of September 1, 2021 for implementation of the fast-start pricing rules.
Capacity Market Issues
December 31, 2020 Form 10-K page 13. In July 2021, PJM submitted to FERC a proposal to replace the expanded MOPR with new provisions that accommodate state public policy programs that do not attempt to set the price of capacity. Under the PJM proposal, PSEG Power’s New Jersey nuclear plants that receive ZEC payments will not be subject to the new MOPR. PJM’s proposal requests that FERC approve the new provisions for the RPM auction that is scheduled to be held in December 2021. We cannot predict the outcome of the FERC proceeding.
Transmission Rate Proceedings and Return on Equity
December 31, 2020 Form 10-K page 14. In July 2021, PSE&G submitted for FERC’s approval a settlement agreement effective August 1, 2021 that it reached with the BPU and the New Jersey Rate Counsel about the level of PSE&G’s base transmission ROE and other formula rate matters. The settlement reduces PSE&G’s base ROE from 11.18% to 9.9%. As a result of this settlement, PSE&G’s annual Net Income would decrease by approximately $50 million to $60 million, with a total decrease in cash flows of approximately $100 million. The settlement provides that the settling parties will not seek changes to PSE&G’s transmission formula rate for three years. PSEG cannot predict the outcome of the FERC proceeding.
Reliability Standards
December 31, 2021 Form 10-K page 15. The North American Electric Reliability Corporation is currently examining revised criteria for low-impact cyber systems, which could result in expanding the Critical Infrastructure Protection standards to a larger set of applicable cyber assets. This examination is expected to be completed in late 2021 or early 2022.
State Regulation
New Jersey Solar Initiatives
December 31, 2020 Form 10-K page 16. In April 2021, the BPU released a proposal for a permanent solar financial incentive program, designated the Successor Program, drawing heavily from the current TREC fixed incentive program. Under this proposal, a Successor Program REC will be awarded for each MWh produced by an eligible solar project. During the second quarter of 2021, the BPU conducted a series of stakeholder workshops and a public meeting on the proposal. In July 2021, the BPU issued an order formally establishing the Successor Solar Incentive (SuSI) Program to serve as the permanent program for providing solar incentives to qualified solar electric generation facilities. The program provides for administratively-set incentive payments applicable to net-metered projects of 5 MW or less and an annual competitive solicitation applicable to grid-supply projects and net-metered C&I projects in excess of 5 MW.
Environmental Matters
CO2 Regulation under the Clean Air Act
December 31, 2020 Form 10-K page 19. In June 2019, the EPA issued its final Affordable Clean Energy (ACE) rule as a replacement for the repealed Clean Power Plan, a GHG emission regulation for existing power plants. The ACE rule narrowly defines the “best system of emissions reductions” (BSER) as heat improvements to be applied only to an individual unit, excluding other potential mechanisms to address climate change. In September 2019, a coalition of power companies, including PSEG, filed a Petition for Review of the ACE rule with the D.C. Circuit challenging the EPA’s narrow interpretation of BSER. In January 2021, the D.C. Circuit vacated the ACE rule and remanded the rulemaking to the EPA for further consideration. In April 2021, a 19-state coalition, led by West Virginia, filed a petition with the U.S. Supreme Court to review the D.C. Circuit’s decision to vacate the ACE Rule. We cannot predict the outcome of this matter or estimate its impact on our business or results of operations.
New Jersey Protecting Against Climate Threats (NJ PACT)
December 31, 2020 Form 10-K page 19. In response to a New Jersey Executive Order, the New Jersey Department of Environmental Protection (NJDEP) has undertaken a regulatory reform effort that is designed to modernize environmental laws, referred to as New Jersey Protecting Against Climate Threats (NJ PACT). When fully implemented, NJ PACT is expected to result in changes to existing environmental regulation, modernizing air quality and environmental land use regulations that will enable governments, businesses and residents to effectively respond to current climate threats and reduce future climate damages. In June 2021, the NJDEP took the first step by publishing the Proposed Greenhouse Gas Monitoring and Reporting Rule. The NJDEP proposes to require gas utilities to submit an annual report on replacement of mains and service lines in the State and to quantify maintenance-venting events, referred to as blowdown events. In addition, the NJDEP is proposing registration, recordkeeping, and reporting requirements for facilities with a refrigeration system requiring 50 pounds or more of a refrigerant with high global warming potential. A “refrigeration system” includes industrial process refrigeration utilized at our nuclear facility. We continue to assess the potential impact of the NJ PACT, which could have cost implications for business operations, including the construction of new facilities or upgrades to existing utility infrastructure. Such expenditures could materially affect the continued economic viability and/or cost to construct one or more such facilities.

ITEM 6.EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10(1):	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective June 30, 2021
Exhibit 10(2):	Public Service Enterprise Group Incorporated 2021 Long-Term Incentive Plan effective as of April 20, 2021[1]
Exhibit 10(3):	Public Service Enterprise Group Incorporated 2021 Equity Compensation Plan for Outside Directors effective as of April 20, 2021[2]
Exhibit 10(4):	Agreement with Kim C. Hanemann dated May 21, 2021
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 10(1):	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective June 30, 2021
Exhibit 10(2):	Public Service Enterprise Group Incorporated 2021 Long-Term Incentive Plan effective as of April 20, 2021[1]
Exhibit 10(3):	Public Service Enterprise Group Incorporated 2021 Equity Compensation Plan for Outside Directors effective as of April 20, 2021[2]
Exhibit 10(4):	Agreement with Kim C. Hanemann dated May 21, 2021
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

c. PSEG Power:
Exhibit 10(1):	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective June 30, 2021
Exhibit 10(2):	Public Service Enterprise Group Incorporated 2021 Long-Term Incentive Plan effective as of April 20, 2021[1]
Exhibit 22:	Guaranteed Securities
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Filed as Exhibit 99.1 with Current Report on Form 8-K, File No. 001-09120, on April 22, 2021 and incorporated herein by reference.
(2)Filed as Exhibit 4.6 to Registration Statement on Form S-8, File No. 001-09120, on April 23, 2021 and incorporated herein by reference.

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
Date: August 9, 2021

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
Date: August 9, 2021

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
Date: August 9, 2021