Form 10-Q
period 2021-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2021-11-02
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 19, 2021, Public Service Enterprise Group Incorporated had outstanding 505,663,672 shares of its sole class of Common Stock, without par value.
As of October 19, 2021, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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
•the impact of cybersecurity attacks or intrusions or other disruptions to our information technology or other systems;
•the impact of the ongoing coronavirus pandemic;
•the impact of our covenants in our debt instruments on our operations;
•adverse performance of our nuclear decommissioning and defined benefit plan trust fund investments and changes in funding requirements;
•risks associated with the timeline and ultimate completion of the sale of our fossil generating fleet;
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
•disruptions or cost increase in our supply chain, including labor shortages;
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
•changes in tax laws and regulations; and
•delays in receipt of, or an inability to receive, necessary licenses and permits.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
OPERATING REVENUES	$1,903	$2,370	$6,666	$7,201
OPERATING EXPENSES
Energy Costs	860	775	2,495	2,276
Operation and Maintenance	807	767	2,368	2,254
Depreciation and Amortization	283	317	946	956
(Gains) Losses on Asset Dispositions and Impairments	2,158	(122)	2,615	(122)
Total Operating Expenses	4,108	1,737	8,424	5,364
OPERATING INCOME (LOSS)	(2,205)	633	(1,758)	1,837
Income from Equity Method Investments	3	4	12	10
Net Gains (Losses) on Trust Investments	(17)	107	124	87
Other Income (Deductions)	35	39	93	81
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	82	62	246	186
Interest Expense	(144)	(149)	(437)	(453)
INCOME (LOSS) BEFORE INCOME TAXES	(2,246)	696	(1,720)	1,748
Income Tax Benefit (Expense)	682	(121)	627	(274)
NET INCOME (LOSS)	$(1,564)	$575	$(1,093)	$1,474
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	504	504	504	504
DILUTED	504	507	504	507
NET INCOME (LOSS) PER SHARE:
BASIC	$(3.10)	$1.15	$(2.17)	$2.93
DILUTED	$(3.10)	$1.14	$(2.17)	$2.91

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(1,564)	$575	$(1,093)	$1,474
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $5, $3, $21 and $(15) for the three and nine months ended 2021 and 2020, respectively	(7)	(4)	(33)	24
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $(1), $(1) and $(1) for the three and nine months ended 2021 and 2020, respectively	1	4	2	4
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $(1), $(4) and $(3) for the three and nine months ended 2021 and 2020, respectively	4	3	11	9
Other Comprehensive Income (Loss), net of tax	(2)	3	(20)	37
COMPREHENSIVE INCOME (LOSS)	$(1,566)	$578	$(1,113)	$1,511

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,811	$543
Accounts Receivable, net of allowance of $280 in 2021 and $196 in 2020	1,440	1,410
Tax Receivable	9	63
Unbilled Revenues, net of allowance of $7 in 2021 and $10 in 2020	167	229
Fuel	270	277
Materials and Supplies, net	449	601
Prepayments	139	51
Derivative Contracts	137	60
Regulatory Assets	272	369
Assets Held for Sale	2,050	—
Other	71	27
Total Current Assets	6,815	3,630
PROPERTY, PLANT AND EQUIPMENT	43,075	48,569
Less: Accumulated Depreciation and Amortization	(9,496)	(10,984)
Net Property, Plant and Equipment	33,579	37,585
NONCURRENT ASSETS
Regulatory Assets	3,983	3,872
Operating Lease Right-of-Use Assets	206	262
Long-Term Investments	578	536
Nuclear Decommissioning Trust (NDT) Fund	2,595	2,501
Long-Term Tax Receivable	47	—
Long-Term Receivable of Variable Interest Entity (VIE)	949	945
Rabbi Trust Fund	243	266
Other Intangibles	133	158
Derivative Contracts	16	9
Other	282	286
Total Noncurrent Assets	9,032	8,835
TOTAL ASSETS	$49,426	$50,050

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2021	December 31, 2020
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,650	$1,684
Commercial Paper and Loans	3,705	1,063
Accounts Payable	1,168	1,332
Derivative Contracts	56	21
Accrued Interest	164	126
Accrued Taxes	86	124
Clean Energy Program	188	143
Obligation to Return Cash Collateral	218	98
Regulatory Liabilities	345	294
Liabilities Held for Sale	126	—
Other	399	637
Total Current Liabilities	8,105	5,522
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,524	6,502
Regulatory Liabilities	2,665	2,707
Operating Leases	196	252
Asset Retirement Obligations	1,260	1,212
OPEB Costs	702	730
OPEB Costs of Servco	722	699
Accrued Pension Costs	975	1,128
Accrued Pension Costs of Servco	207	226
Environmental Costs	248	286
Derivative Contracts	17	4
Long-Term Accrued Taxes	109	88
Other	202	214
Total Noncurrent Liabilities	12,827	14,048
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	14,425	14,496
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2021 and 2020—534 shares	5,039	5,031
Treasury Stock, at cost, 2021 and 2020—30 shares	(898)	(861)
Retained Earnings	10,452	12,318
Accumulated Other Comprehensive Loss	(524)	(504)
Total Stockholders’ Equity	14,069	15,984
Total Capitalization	28,494	30,480
TOTAL LIABILITIES AND CAPITALIZATION	$49,426	$50,050

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,093)	$1,474
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	946	956
Amortization of Nuclear Fuel	143	144
(Gains) Losses on Asset Dispositions and Impairments	2,615	(122)
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	116	115
Provision for Deferred Income Taxes (Other than Leases) and ITC	(955)	40
Non-Cash Employee Benefit Plan (Credits) Costs	(134)	(79)
Leveraged Lease (Income), (Gains) and Losses, Adjusted for Rents Received and Deferred Taxes	7	(155)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	996	81
Cost of Removal	(88)	(77)
Net Change in Regulatory Assets and Liabilities	(47)	4
Net (Gains) Losses and (Income) Expense from NDT Fund	(154)	(107)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	56	68
Accrued Taxes	(103)	228
Cash Collateral	(945)	(12)
Other Current Assets and Liabilities	(193)	19
Employee Benefit Plan Funding and Related Payments	(18)	(12)
Other	29	(48)
Net Cash Provided By (Used In) Operating Activities	1,178	2,517
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,046)	(2,092)
Purchase of Emission Allowances and RECs	(83)	(94)
Proceeds from Sales of Trust Investments	1,657	1,796
Purchases of Trust Investments	(1,655)	(1,817)
Proceeds from Sales of Long-Lived Assets and Lease Investments	565	300
Other	(21)	52
Net Cash Provided By (Used In) Investing Activities	(1,583)	(1,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	442	(1,115)
Proceeds from Short-Term Loans	2,500	800
Payment of Short-Term Loans	(300)	(500)
Issuance of Long-Term Debt	1,325	2,450
Redemption of Long-Term Debt	(1,428)	(656)
Cash Dividends Paid on Common Stock	(773)	(743)
Other	(73)	(75)
Net Cash Provided By (Used In) Financing Activities	1,693	161
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,288	823
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	572	176
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,860	$999
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$340	$176
Interest Paid, Net of Amounts Capitalized	$380	$384
Accrued Property, Plant and Equipment Expenditures	$288	$449

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of June 30, 2021	534	$5,026	(30)	$(899)	$12,273	$(522)	$15,878
Net Loss	—	—	—	—	(1,564)	—	(1,564)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $4	—	—	—	—	—	(2)	(2)
Comprehensive Loss							(1,566)
Cash Dividends at $0.51 per share on Common Stock	—	—	—	—	(257)	—	(257)
Other	—	13	—	1	—	—	14
Balance as of September 30, 2021	534	$5,039	(30)	$(898)	$10,452	$(524)	$14,069

Balance as of June 30, 2020	534	$5,003	(30)	$(865)	$11,808	$(455)	$15,491
Net Income	—	—	—	—	575	—	575
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	—	3	3
Comprehensive Income							578
Cash Dividends at $0.49 per share on Common Stock	—	—	—	—	(248)	—	(248)
Other	—	13	—	2	—	—	15
Balance as of September 30, 2020	534	$5,016	(30)	$(863)	$12,135	$(452)	$15,836

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2020	534	$5,031	(30)	$(861)	$12,318	$(504)	$15,984
Net Loss	—	—	—	—	(1,093)	—	(1,093)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $16	—	—	—	—	—	(20)	(20)
Comprehensive Loss							(1,113)
Cash Dividends at $1.53 per share on Common Stock	—	—	—	—	(773)	—	(773)
Other	—	8	—	(37)	—	—	(29)
Balance as of September 30, 2021	534	$5,039	(30)	$(898)	$10,452	$(524)	$14,069

Balance as of December 31, 2019	534	$5,003	(30)	$(831)	$11,406	$(489)	$15,089
Net Income	—	—	—	—	1,474	—	1,474
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(19)	—	—	—	—	—	37	37
Comprehensive Income							1,511
Cumulative Effect Adjustment for Current Expected Credit Losses (CECL)	—	—	—	—	(2)	—	(2)
Cash Dividends at $1.47 per share on Common Stock	—	—	—	—	(743)	—	(743)
Other	—	13	—	(32)	—	—	(19)
Balance as of September 30, 2020	534	$5,016	(30)	$(863)	$12,135	$(452)	$15,836

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
OPERATING REVENUES	$1,820	$1,660	$5,407	$4,999
OPERATING EXPENSES
Energy Costs	698	663	2,056	1,881
Operation and Maintenance	422	409	1,239	1,175
Depreciation and Amortization	226	218	698	657
Gain on Asset Dispositions	(4)	—	(4)	—
Total Operating Expenses	1,342	1,290	3,989	3,713
OPERATING INCOME	478	370	1,418	1,286
Net Gains (Losses) on Trust Investments	—	1	1	2
Other Income (Deductions)	20	28	72	81
Net Non-Operating Pension and OPEB Credits (Costs)	67	51	199	154
Interest Expense	(102)	(97)	(301)	(291)
INCOME BEFORE INCOME TAXES	463	353	1,389	1,232
Income Tax Benefit (Expense)	(74)	(40)	(214)	(196)
NET INCOME	$389	$313	$1,175	$1,036

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET INCOME	$389	$313	$1,175	$1,036
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0, $1 and $(1) for the three and nine months ended 2021 and 2020, respectively	—	—	(2)	1
COMPREHENSIVE INCOME	$389	$313	$1,173	$1,037

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$461	$204
Accounts Receivable, net of allowance of $280 in 2021 and $196 in 2020	1,041	1,004
Accounts Receivable—Affiliated Companies	2	—
Unbilled Revenues, net of allowance of $7 in 2021 and $10 in 2020	167	229
Materials and Supplies, net	233	217
Prepayments	103	14
Regulatory Assets	272	369
Other	56	13
Total Current Assets	2,335	2,050
PROPERTY, PLANT AND EQUIPMENT	37,922	36,300
Less: Accumulated Depreciation and Amortization	(7,513)	(7,149)
Net Property, Plant and Equipment	30,409	29,151
NONCURRENT ASSETS
Regulatory Assets	3,983	3,872
Operating Lease Right-of-Use Assets	93	99
Long-Term Investments	188	222
Rabbi Trust Fund	43	51
Other	128	136
Total Noncurrent Assets	4,435	4,380
TOTAL ASSETS	$37,179	$35,581

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2021	December 31, 2020
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$—	$434
Commercial Paper and Loans	—	100
Accounts Payable	527	671
Accounts Payable—Affiliated Companies	129	479
Accrued Interest	113	101
Clean Energy Program	188	143
Obligation to Return Cash Collateral	218	98
Regulatory Liabilities	345	294
Other	340	530
Total Current Liabilities	1,860	2,850
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,811	4,524
Regulatory Liabilities	2,665	2,707
Operating Leases	83	88
Asset Retirement Obligations	316	314
OPEB Costs	467	485
Accrued Pension Costs	513	612
Environmental Costs	194	236
Long-Term Accrued Taxes	24	7
Other	151	154
Total Noncurrent Liabilities	9,224	9,127
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	11,793	10,475
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2021 and 2020—132 shares	892	892
Contributed Capital	1,170	1,170
Basis Adjustment	986	986
Retained Earnings	11,253	10,078
Accumulated Other Comprehensive Income	1	3
Total Stockholder’s Equity	14,302	13,129
Total Capitalization	26,095	23,604
TOTAL LIABILITIES AND CAPITALIZATION	$37,179	$35,581

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,175	$1,036
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	698	657
Provision for Deferred Income Taxes and ITC	96	58
Non-Cash Employee Benefit Plan (Credits) Costs	(117)	(77)
Cost of Removal	(88)	(77)
Net Change in Regulatory Assets and Liabilities	(47)	4
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	25	8
Materials and Supplies	(16)	—
Prepayments	(89)	(57)
Accounts Payable	(73)	46
Accounts Receivable/Payable—Affiliated Companies, net	(211)	(88)
Other Current Assets and Liabilities	(4)	(9)
Employee Benefit Plan Funding and Related Payments	(6)	(1)
Other	(60)	(76)
Net Cash Provided By (Used In) Operating Activities	1,283	1,424
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,818)	(1,777)
Proceeds from Sales of Trust Investments	29	32
Purchases of Trust Investments	(22)	(32)
Solar Loan Investments	16	5
Other	10	9
Net Cash Provided By (Used In) Investing Activities	(1,785)	(1,763)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(100)	(362)
Issuance of Long-Term Debt	1,325	1,350
Redemption of Long-Term Debt	(434)	(250)
Cash Dividend Paid	—	(175)
Other	(13)	(17)
Net Cash Provided By (Used In) Financing Activities	778	546
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	276	207
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	233	50
Cash, Cash Equivalents and Restricted Cash at End of Period	$509	$257
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$188	$143
Interest Paid, Net of Amounts Capitalized	$279	$261
Accrued Property, Plant and Equipment Expenditures	$252	$366

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of June 30, 2021	$892	$1,170	$986	$10,864	$1	$13,913
Net Income	—	—	—	389	—	389
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						389
Balance as of September 30, 2021	$892	$1,170	$986	$11,253	$1	$14,302

Balance as of June 30, 2020	$892	$1,095	$986	$9,474	$3	$12,450
Net Income	—	—	—	313	—	313
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						313
Balance as of September 30, 2020	$892	$1,095	$986	$9,787	$3	$12,763

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2020	$892	$1,170	$986	$10,078	$3	$13,129
Net Income	—	—	—	1,175	—	1,175
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(2)	(2)
Comprehensive Income						1,173
Balance as of September 30, 2021	$892	$1,170	$986	$11,253	$1	$14,302

Balance as of December 31, 2019	$892	$1,095	$986	$8,928	$2	$11,903
Net Income	—	—	—	1,036	—	1,036
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(1)	—	—	—	—	1	1
Comprehensive Income						1,037
Cumulative Effect Adjustment for CECL	—	—	—	(2)	—	(2)
Cash Dividend Paid	—	—	—	(175)	—	(175)
Balance as of September 30, 2020	$892	$1,095	$986	$9,787	$3	$12,763

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
OPERATING REVENUES	$51	$746	$1,598	$2,649
OPERATING EXPENSES
Energy Costs	290	290	1,243	1,289
Operation and Maintenance	230	213	711	679
Depreciation and Amortization	50	91	225	276
(Gains) Losses on Asset Dispositions and Impairments	2,162	(122)	2,619	(122)
Total Operating Expenses	2,732	472	4,798	2,122
OPERATING INCOME (LOSS)	(2,681)	274	(3,200)	527
Income from Equity Method Investments	3	4	12	10
Net Gains (Losses) on Trust Investments	(17)	103	120	79
Other Income (Deductions)	16	11	20	—
Net Non-Operating Pension and OPEB Credits (Costs)	12	8	35	25
Interest Expense	(19)	(28)	(70)	(92)
INCOME (LOSS) BEFORE INCOME TAXES	(2,686)	372	(3,083)	549
Income Tax Benefit (Expense)	753	(118)	828	(112)
NET INCOME (LOSS)	$(1,933)	$254	$(2,255)	$437

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(1,933)	$254	$(2,255)	$437
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $4, $2, $18 and $(14) for the three and nine months ended 2021 and 2020, respectively	(6)	(2)	(26)	20
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $(1), $(3) and $(2) for the three and nine months ended 2021 and 2020, respectively	3	2	8	7
Other Comprehensive Income (Loss), net of tax	(3)	—	(18)	27
COMPREHENSIVE INCOME (LOSS)	$(1,936)	$254	$(2,273)	$464

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2	$27
Accounts Receivable	345	328
Accounts Receivable—Affiliated Companies	3	317
Short-Term Loan to Affiliate	—	161
Fuel	270	277
Materials and Supplies, net	214	382
Prepayments	12	16
Derivative Contracts	137	60
Assets Held for Sale	2,050	—
Other	1	2
Total Current Assets	3,034	1,570
PROPERTY, PLANT AND EQUIPMENT	4,736	11,872
Less: Accumulated Depreciation and Amortization	(1,737)	(3,624)
Net Property, Plant and Equipment	2,999	8,248
NONCURRENT ASSETS
Operating Lease Right-of-Use Assets	18	61
NDT Fund	2,595	2,501
Long-Term Investments	64	64
Other Intangibles	133	158
Rabbi Trust Fund	63	66
Derivative Contracts	16	9
Other	28	27
Total Noncurrent Assets	2,917	2,886
TOTAL ASSETS	$8,950	$12,704

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2021	December 31, 2020
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,350	$950
Accounts Payable	445	459
Accounts Payable—Affiliated Companies	63	13
Short-Term Loan from Affiliate	862	—
Derivative Contracts	56	21
Accrued Interest	29	16
Liabilities Held for Sale	126	—
Other	59	101
Total Current Liabilities	2,990	1,560
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	628	1,936
Operating Leases	9	51
Asset Retirement Obligations	941	895
OPEB Costs	185	197
Accrued Pension Costs	281	321
Derivative Contracts	17	4
Long-Term Accrued Taxes	63	57
Other	72	79
Total Noncurrent Liabilities	2,196	3,540
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
LONG-TERM DEBT	—	1,392
MEMBER’S EQUITY
Contributed Capital	2,310	2,310
Basis Adjustment	(986)	(986)
Retained Earnings	2,877	5,307
Accumulated Other Comprehensive Loss	(437)	(419)
Total Member’s Equity	3,764	6,212
TOTAL LIABILITIES AND MEMBER’S EQUITY	$8,950	$12,704

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,255)	$437
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	225	276
Amortization of Nuclear Fuel	143	144
(Gains) Losses on Asset Dispositions and Impairments	2,619	(122)
Emission Allowances and REC Compliance Accrual	116	115
Provision for Deferred Income Taxes and ITC	(1,108)	(1)
Non-Cash Employee Benefit Plan (Credits) Costs	(15)	(4)
Interest Accretion on Asset Retirement Obligation	33	31
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	996	81
Net (Gains) Losses and (Income) Expense from NDT Fund	(154)	(107)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(79)	(30)
Cash Collateral	(945)	(12)
Accounts Receivable	22	43
Accounts Payable	10	(51)
Accounts Receivable/Payable—Affiliated Companies, net	244	242
Other Current Assets and Liabilities	(7)	9
Employee Benefit Plan Funding and Related Payments	(7)	(6)
Other	(4)	(45)
Net Cash Provided By (Used In) Operating Activities	(166)	1,000
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(222)	(307)
Purchase of Emission Allowances and RECs	(83)	(94)
Proceeds from Sales of Trust Investments	1,554	1,673
Purchases of Trust Investments	(1,565)	(1,695)
Proceeds from Sales of Long-Lived Assets	565	151
Short-Term Loan to Affiliate	161	(184)
Other	39	32
Net Cash Provided By (Used In) Investing Activities	449	(424)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(175)	(175)
Redemption of Long-Term Debt	(994)	(406)
Short-Term Loan from Affiliate	862	—
Other	—	(1)
Net Cash Provided By (Used In) Financing Activities	(307)	(582)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(24)	(6)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	27	21
Cash, Cash Equivalents and Restricted Cash at End of Period	$3	$15
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$195	$83
Interest Paid, Net of Amounts Capitalized	$53	$71
Accrued Property, Plant and Equipment Expenditures	$36	$83

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions
(Unaudited)

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of June 30, 2021	$2,310	$(986)	$4,810	$(434)	$5,700
Net Loss	—	—	(1,933)	—	(1,933)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $3	—	—	—	(3)	(3)
Comprehensive Loss					(1,936)
Balance as of September 30, 2021	$2,310	$(986)	$2,877	$(437)	$3,764

Balance as of June 30, 2020	$2,214	$(986)	$5,246	$(374)	$6,100
Net Income	—	—	254	—	254
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	—
Comprehensive Income					254
Cash Dividends Paid	—	—	(175)	—	(175)
Balance as of September 30, 2020	$2,214	$(986)	$5,325	$(374)	$6,179

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of December 31, 2020	$2,310	$(986)	$5,307	$(419)	$6,212
Net Loss	—	—	(2,255)	—	(2,255)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $15	—	—	—	(18)	(18)
Comprehensive Loss					(2,273)
Cash Dividends Paid	—	—	(175)	—	(175)
Balance as of September 30, 2021	$2,310	$(986)	$2,877	$(437)	$3,764

Balance as of December 31, 2019	$2,214	$(986)	$5,063	$(401)	$5,890
Net Income	—	—	437	—	437
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(16)	—	—	—	27	27
Comprehensive Income					464
Cash Dividends Paid	—	—	(175)	—	(175)
Balance as of September 30, 2020	$2,214	$(986)	$5,325	$(374)	$6,179

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
In August 2021, PSEG entered into two agreements to sell PSEG Power’s 6,750 MW fossil generating portfolio to newly formed subsidiaries of Arclight Energy Partners Fund VII LP, a fund controlled by ArcLight Capital Partners. The transactions are subject to customary regulatory approvals at the federal and state levels and are expected to be completed late in the fourth quarter of 2021 or the first quarter of 2022. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for more details on the transactions.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2020) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
As of December 31, 2020
Cash and Cash Equivalents	$204	$27	$312	$543
Restricted Cash in Other Current Assets	7	—	—	7
Restricted Cash in Other Noncurrent Assets	22	—	—	22
Cash, Cash Equivalents and Restricted Cash	$233	$27	$312	$572

As of September 30, 2021
Cash and Cash Equivalents	$461	$2	$1,348	$1,811
Restricted Cash in Other Current Assets	33	1	—	34
Restricted Cash in Other Noncurrent Assets	15	—	—	15
Cash, Cash Equivalents and Restricted Cash	$509	$3	$1,348	$1,860

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
New Standards Issued But Not Yet Adopted as of September 30, 2021
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options—ASU 2021-04
This accounting standard clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange. It provides guidance on how an issuer would determine whether it should recognize the modification or exchange as an adjustment to equity or an expense.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Other Revenues from Contracts with Customers
Prior to the sale of Solar Source in June 2021, PSEG Power entered into bilateral contracts to sell solar power and solar RECs from its solar facilities. Contract terms ranged from 15 to 30 years. The performance obligations were generally solar power and RECs which were transferred to customers upon generation. Revenue was recognized upon generation of the solar power. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2021
Revenues from Contracts with Customers
Electric Distribution	$1,181	$—	$—	$—	$1,181
Gas Distribution	142	—	—	(4)	138
Transmission	409	—	—	—	409
Electricity and Related Product Sales
PJM
Third-Party Sales	—	622	—	—	622
Sales to Affiliates	—	65	—	(65)	—
New York ISO	—	69	—	—	69
ISO New England	—	49	—	—	49
Gas Sales
Third-Party Sales	—	47	—	—	47
Sales to Affiliates	—	58	—	(58)	—
Other Revenues from Contracts with Customers (A)	80	5	159	—	244
Total Revenues from Contracts with Customers	1,812	915	159	(127)	2,759
Revenues Unrelated to Contracts with Customers (B)	8	(864)	—	—	(856)
Total Operating Revenues	$1,820	$51	$159	$(127)	$1,903

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2021
Revenues from Contracts with Customers
Electric Distribution	$2,653	$—	$—	$—	$2,653
Gas Distribution	1,294	—	—	(9)	1,285
Transmission	1,213	—	—	—	1,213
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,501	—	—	1,501
Sales to Affiliates	—	215	—	(215)	—
New York ISO	—	166	—	—	166
ISO New England	—	118	—	—	118
Gas Sales
Third-Party Sales	—	135	—	—	135
Sales to Affiliates	—	578	—	(578)	—
Other Revenues from Contracts with Customers (A)	236	27	445	(2)	706
Total Revenues from Contracts with Customers	5,396	2,740	445	(804)	7,777
Revenues Unrelated to Contracts with Customers (B)	11	(1,142)	20	—	(1,111)
Total Operating Revenues	$5,407	$1,598	$465	$(804)	$6,666

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2020
Revenues from Contracts with Customers
Electric Distribution	$1,157	$—	$—	$—	$1,157
Gas Distribution	116	—	—	(4)	112
Transmission	370	—	—	—	370
Electricity and Related Product Sales
PJM
Third-Party Sales	—	464	—	—	464
Sales to Affiliates	—	123	—	(123)	—
New York ISO	—	36	—	—	36
ISO New England	—	13	—	—	13
Gas Sales
Third-Party Sales	—	14	—	—	14
Sales to Affiliates	—	50	—	(50)	—
Other Revenues from Contracts with Customers (A)	76	13	162	(2)	249
Total Revenues from Contracts with Customers	1,719	713	162	(179)	2,415
Revenues Unrelated to Contracts with Customers (B)	(59)	33	(19)	—	(45)
Total Operating Revenues	$1,660	$746	$143	$(179)	$2,370

	PSE&G	PSEG Power	Other	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2020
Revenues from Contracts with Customers
Electric Distribution	$2,529	$—	$—	$—	$2,529
Gas Distribution	1,125	—	—	(8)	1,117
Transmission	1,114	—	—	—	1,114
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,178	—	—	1,178
Sales to Affiliates	—	355	—	(355)	—
New York ISO	—	85	—	—	85
ISO New England	—	86	—	—	86
Gas Sales
Third-Party Sales	—	58	—	—	58
Sales to Affiliates	—	528	—	(528)	—
Other Revenues from Contracts with Customers (A)	241	37	447	(3)	722
Total Revenues from Contracts with Customers	5,009	2,327	447	(894)	6,889
Revenues Unrelated to Contracts with Customers (B)	(10)	322	—	—	312
Total Operating Revenues	$4,999	$2,649	$447	$(894)	$7,201

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of September 30, 2021 and December 31, 2020. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 19% and 14% of accounts receivable (including unbilled revenues) as of September 30, 2021 and December 31, 2020, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported in the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the ongoing coronavirus pandemic (COVID-19) on the outstanding balances as of September 30, 2021. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. As of September 30, 2021, PSE&G deferred incremental gas bad debt expense for future regulatory recovery due to the impact of the ongoing pandemic. See Note 6. Rate Filings for additional information.
The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months and nine months ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021
Balance as of June 30, 2021	$260
Utility Customer and Other Accounts
Provision	46
Write-offs, net of Recoveries of $4 million	(19)
Balance as of September 30, 2021	$287
Nine Months Ended September 30, 2021
Balance as of January 1, 2021	$206
Utility Customer and Other Accounts
Provision	124
Write-offs, net of Recoveries of $11 million	(43)
Balance as of September 30, 2021	$287

Three Months Ended September 30, 2020
Balance as of June 30, 2020	$121
Utility Customer and Other Accounts
Provision	43
Write-offs, net of Recoveries of $1 million	(6)
Balance as of September 30, 2020	$158
Nine Months Ended September 30, 2020
Balance as of January 1, 2020 (A)	$68
Utility Customer and Other Accounts
Provision	120
Write-offs, net of Recoveries of $4 million	(30)
Balance as of September 30, 2020	$158

(A)Includes an $8 million pre-tax increase upon adoption of ASU 2016-13.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of September 30, 2021 and December 31, 2020.
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
PSEG Power’s accounts receivable consist mainly of revenues from wholesale load contracts and capacity sales which are executed in the different ISO regions. PSEG Power also sells energy and ancillary services directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of September 30, 2021 or December 31, 2020. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
Other
PSEG LI did not have any material contract balances as of September 30, 2021 and December 31, 2020.
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

Delivery Year	$ per MW-Day	MW Cleared (A)
June 2021 to May 2022	$166	7,700
June 2022 to May 2023	$98	6,300

(A)Of the existing MWs cleared, an approximate average of 3,400 MWs are expected to be transferred with the sale of PSEG Power’s fossil generation portfolio.
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

Delivery Year	$ per MW-Day (A)	MW Cleared (B)
June 2021 to May 2022	$192	950
June 2022 to May 2023	$179	950
June 2023 to May 2024	$152	930
June 2024 to May 2025	$158	950
June 2025 to May 2026	$231	480

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)    Capacity cleared prices for BH5 through 2026 will be escalated based upon the Handy-Whitman Index. These adjustments are not included above.
(B) Of the existing MWs cleared, the majority of these MWs are expected to be transferred with the sale of PSEG Power’s fossil generation portfolio.
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $123 million. Approximately $44 million of these revenues are expected to be transferred with the sale of PSEG Power’s fossil generation portfolio.
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
In May 2021, the New Jersey Rate Counsel filed an appeal with the New Jersey Appellate Division of the BPU’s April 2021 decision. PSEG cannot predict the outcome of these matters.
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
Non-Nuclear
In July 2020, PSEG announced that it was exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet, which includes more than 6,750 MW of fossil generation located in New Jersey, Connecticut, New York and Maryland and, prior to the sale of Solar Source in June 2021, included a 467 MW Solar Source portfolio located in various states. PSEG intends to retain ownership of PSEG Power’s existing nuclear fleet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2021, Power Ventures entered into a purchase agreement with Quattro Solar, LLC, an affiliate of LS Power, relating to the sale by Power Ventures of 100% of its ownership interest in Solar Source including its related assets and liabilities. The transaction closed in June 2021. As a result of the sale, PSEG Power recorded a pre-tax gain on sale of approximately $62 million, which is inclusive of the recognition of previously deferred unamortized investment tax credits (ITC) of $185 million, and income tax expense of approximately $63 million primarily due to the recapture of ITC on units that operated for less than five years.
In August 2021, PSEG entered into two agreements to sell PSEG Power’s 6,750 MW fossil generating portfolio, one agreement for the sale of assets in New Jersey and Maryland and another agreement for the sale of assets located in New York and Connecticut, to newly formed subsidiaries of Arclight Energy Partners Fund VII LP, a fund controlled by ArcLight Capital Partners, LLC for aggregate consideration of approximately $1,920 million. The transactions are subject to customary regulatory approvals at the federal and state levels, which are not cross-conditioned between the two agreements and may be completed independently. The transactions are expected to be completed late in the fourth quarter of 2021 or the first quarter of 2022.
As a result of the Board of Directors’ approval of the transactions, PSEG Power’s fossil generating assets and liabilities to be disposed were reclassified to Assets and Liabilities Held for Sale in August 2021, and accordingly, PSEG Power ceased recording depreciation expense. PSEG Power recorded a pre-tax impairment loss on sale of approximately $2,162 million as the purchase price is lower than the carrying value. This is in addition to the $519 million pre-tax impairment for the ISO-NE asset grouping recorded in the second quarter of 2021 as that asset grouping failed the impairment assessment prior to being classified as held for sale. As such, the total pre-tax loss on sale in 2021 is anticipated to be approximately $2,681 million. Further adjustments may be required as a result of any purchase price or working capital adjustments, primarily related to the timing of when the transactions close. In addition to the impairment loss, PSEG Power has also recorded approximately $13 million in pre-tax severance and retention charges, environmental accruals and other adjustments.
As of September 30, 2021, PSEG Power’s fossil generation assets and liabilities held for sale, including anticipated working capital, were $2,050 million and $126 million, respectively, as follows:

As of September 30, 2021
Millions
Current Assets (A)	$264
Property, Plant and Equipment	1,749
Noncurrent Assets	37
Total Assets Held for Sale	$2,050

Current Liabilities (B)	$49
Noncurrent Liabilities (C)	77
Total Liabilities Held for Sale	$126

(A)Primarily includes Fuel, Materials and Supplies, Prepayments and Other Current Assets.
(B)Primarily includes Accounts Payable and Other Current Liabilities.
(C)Primarily includes AROs, Accrued Pension Costs and Other Noncurrent Liabilities.
These held for sale balances represent all of the assets and liabilities expected to transfer to the buyer at closing. PSEG Power will retain ownership of certain assets and liabilities excluded from the transactions primarily related to obligations under certain environmental regulations, including possible remediation obligations under the New Jersey Industrial Site Recovery Act and the Connecticut Transfer Act. The amounts for any such environmental remediation are not currently estimable, but may be material.
In addition to the impairment loss and other related costs, in October 2021 PSEG Power redeemed all of its outstanding debt obligations and incurred a pre-tax loss of $298 million for the make whole provision payable upon early redemption and other non-cash debt extinguishment costs. See Note 12. Debt and Credit Facilities for more detail on PSEG Power’s debt extinguishment.
In September 2020, PSEG Power completed the sale of its ownership interest in the Yards Creek generation facility. PSEG
Power recorded a pre-tax gain on disposition of approximately $122 million in the third quarter of 2020 as the sale price was greater than book value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $142 million and $145 million for the three months and $394 million and $397 million for the nine months ended September 30, 2021 and 2020, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.
VIE for which PSEG is not the Primary Beneficiary
PSEG holds a 25% equity interest in Ocean Wind JV HoldCo, LLC (OWH), which holds the Ocean Wind project that is expected to achieve full commercial operation in 2025. For additional information, see Note 1. Organization, Basis of Presentation and Significant Accounting Policies. OWH is considered a VIE since its equity investments at risk are not sufficient to permit this entity to finance its activities without additional subordinated financial support. Since PSEG does not have voting control or the power to direct the activities of OWH that most significantly impact its economic performance, PSEG has determined that it is not the primary beneficiary and therefore will account for this investment under the equity method of accounting. PSEG’s maximum exposure to loss is currently limited to the $98 million carrying amount of its investment in OWH as of September 30, 2021, which is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheet.

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
In June 2021, PSE&G made its annual BGSS filing with the BPU requesting to maintain the current BGSS rate of 32 cents. This matter is pending.
On November 1, 2021, PSE&G, along with other New Jersey gas distribution companies (GDCs), filed with the BPU for a waiver of previous orders and authorizations as may be necessary to permit the GDCs to self-implement periodic BGSS rate increases of up to 5% of the monthly bill of a typical residential customer using 100 therms per month, to be effective December 1, 2021. If the joint motion waiver request is approved by the BPU, PSE&G expects to implement a 5% increase resulting in a BGSS rate of 36 cents per therm, to be effective December 1, 2021. This matter is pending.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recover an initial revenue requirement of $0.4 million associated with the CSEP Program as a new component of PSE&G’s existing electric Green Program Recovery Charge (GPRC). This matter is pending.
COVID-19 Deferral—PSE&G continues to make quarterly filings as required by the BPU and has recorded a Regulatory Asset as of September 30, 2021 of approximately $95 million for net incremental costs, including $49 million for incremental gas bad debt expense associated with customer accounts receivable, which PSE&G expects are probable of recovery under the BPU order. In September 2021, the BPU extended the period to December 31, 2022 during which incremental costs attributable to COVID-19 could be deferred as Regulatory Assets.
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
In September 2021, PSE&G updated its June 2021 GSMP II cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of $28 million effective December 1, 2021. This increase represents the return on and of GSMP II investments in service through August 31, 2021. This matter is pending.
Remediation Adjustment Charge (RAC)—In July 2021, the BPU approved PSE&G’s RAC 28 filing requesting recovery of approximately $35 million in net manufactured gas plant remediation expenditures incurred from August 1, 2019 through July 31, 2020.
SBC—In August 2021, the BPU approved PSE&G’s 2020 SBC filing to recover electric and gas costs incurred under its Energy Efficiency and Renewable Energy (EE & RE) and Social Programs. The new rates reflect no change to the overall SBC rates to customers but allowed a decrease in the EE & RE sub-component to be added to the Social Programs rate. The remaining rate increase requested by PSE&G for recovery of its Social Programs costs associated with its electric bad debt costs was deferred to the next SBC filing. As of September 30, 2021, PSE&G had approximately $112 million in deferred electric bad debt costs.
In September 2021, the BPU approved the Universal Service Fund/Lifeline component of the SBC effective October 1, 2021, which provides for the recovery of costs provided to assist customers in paying their bills.
Tax Adjustment Credit (TAC)—In August 2021, the BPU approved PSE&G’s updated 2020 TAC filing which provides for changes in the TAC electric and gas credits, which will result in an annual decrease of approximately $22 million in electric revenues and an annual increase of approximately $57 million in gas revenues.
In October 2021, PSE&G made its annual 2021 TAC filing requesting BPU approval to reduce electric and gas revenues by approximately $15 million and $31 million, respectively, on an annual basis. This matter is pending.
Transmission Formula Rates—In June 2021, PSE&G filed its 2020 true-up adjustment pertaining to its transmission formula rates in effect for 2020. This filing resulted in an additional annual revenue requirement of $13 million more than the 2020 originally filed revenue.
In October 2021, FERC approved a settlement agreement effective August 1, 2021 reached with the BPU Staff and the New Jersey Rate Counsel with respect to the level of PSE&G’s base transmission return on equity (ROE) and other formula rate matters. The settlement reduces PSE&G’s base ROE from 11.18% to 9.9% and provides that the settling parties will not seek changes to the transmission formula rate for three years. As a result of FERC’s approval of the settlement, PSE&G made the required compliance filing for which final approval is still pending. As of September 30, 2021, PSE&G recorded a reduction of approximately $21 million in transmission revenues and a corresponding Regulatory Liability as a result of the impact of the settlement for the third quarter of 2021.
In October 2021, PSE&G also filed its 2021 Annual Formula Rate Update with FERC for its 2022 transmission revenues under the prior methodology and an ROE at 11.18%. PSE&G will update this filing incorporating the revised 9.9% ROE and other changes in formula rate matters, which will result in an approximate $150 million decrease in annual transmission revenue effective January 1, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Weather Normalization Charge (WNC)—In September 2021, the BPU provisionally approved PSE&G’s 2021-2022 WNC petition to refund a $2 million overcollection from the 2020-2021 Winter Period. The overcollection will be refunded to PSE&G gas customers during the 2021-2022 Winter Period.
ZEC Program—In October 2021, PSE&G filed a petition with the BPU requesting to refund a total of approximately $4 million, including interest, for overcollections resulting from the ZEC program. For the 2021 energy year, PSE&G purchased approximately $157 million in ZECs including interest, from the eligible nuclear plants selected by the BPU with the final payment made in August 2021. As a result of the collections and required ZEC payments, there were overcollected revenues, including interest which PSE&G now seeks to return to customers in 2022.

Note 7. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of September 30, 2021, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 8. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2020 for operating leases in which PSE&G and Services are lessees. As a result of completion of the sale of the Solar Source units in June 2021, PSEG Power’s Operating Lease Right-of-Use Assets and Operating Lease Liabilities were both reduced by $33 million. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
PSEG and its subsidiaries, as lessors, have lease agreements with lease and non-lease components, which are primarily related to generating facilities. Rental income from these leases is included in Operating Revenues.
PSEG Power
In the third quarter of 2021, PSEG Nuclear, LLC, a wholly owned subsidiary of PSEG Power, entered into an operating lease as the lessor to lease certain parcels of land with terms of 28 years from commencement, plus five optional renewal periods of ten years.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is the operating lease income for PSEG Power and Energy Holdings for the three and nine months ended September 30, 2021 and 2020:

	PSEG Power	Energy Holdings	Total
	Millions
Operating Lease Income
Three Months Ended September 30, 2021
Fixed Lease Income	$—	$5	$5
Variable Lease Income	—	—	—
Total Operating Lease Income	$—	$5	$5
Nine Months Ended September 30, 2021
Fixed Lease Income	$—	$16	$16
Variable Lease Income	12	—	12
Total Operating Lease Income	$12	$16	$28

Three Months Ended September 30, 2020
Fixed Lease Income	$—	$4	$4
Variable Lease Income	8	—	8
Total Operating Lease Income	$8	$4	$12
Nine Months Ended September 30, 2020
Fixed Lease Income	$—	$12	$12
Variable Lease Income	21	—	21
Total Operating Lease Income	$21	$12	$33

Note 8. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of September 30, 2021, none of the solar loans were impaired; however, in the event of a loan default or if a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. As of September 30, 2021, none of the solar loans were delinquent and no loans are currently expected to become delinquent in light of the payment mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	September 30, 2021	December 31, 2020
	Millions
Commercial/Industrial	$122	$145
Residential	5	6
Total	127	151
Current Portion (included in Accounts Receivable)	(30)	(29)
Noncurrent Portion (included in Long-Term Investments)	$97	$122

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of September 30, 2021	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$16	prior to 2013	10 years	15 years
Solar Loan II	58	prior to 2015	10 years	15 years
Solar Loan III	53	largely funded as of September 30, 2021	10 years	10 years
Total	$127

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of September 30, 2021 and have an average remaining life of approximately four years.
Energy Holdings
Energy Holdings, through its indirect subsidiaries, has investments in assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third-party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Condensed Consolidated Balance Sheets. As an equity investor, Energy Holdings’ equity investments in the leases are comprised of the total expected lease receivables over the lease terms plus the estimated residual values at the end of the lease terms, reduced for any income not yet earned on the leases. This amount is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Condensed Consolidated Balance Sheets.
Leveraged leases outstanding as of September 30, 2021 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investment as of September 30, 2021 and December 31, 2020.

	As of
	September 30, 2021	December 31, 2020
	Millions
Lease Receivables (net of Non-Recourse Debt)	$274	$299
Estimated Residual Value of Leased Assets	45	55
Total Investment in Rental Receivables	319	354
Unearned and Deferred Income	(91)	(104)
Gross Investments in Leases	228	250
Deferred Tax Liabilities	(54)	(64)
Net Investments in Leases	$174	$186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of September 30, 2021
As of September 30, 2021
Millions
AA	$8
A-	51
BBB+ to BBB	178
BB+	37
Total	$274

The “BB+” rating in the preceding table represents a lease receivable related to Merrill Creek Reservoir. Metropolitan Edison Company (a subsidiary of First Energy) is the lease counterparty. As of September 30, 2021, the gross investment in this lease was $24 million ($19 million, net of deferred taxes).
PSEG recorded no credit losses for the leveraged leases existing on September 30, 2021. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.
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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of September 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$486	$322	$(3)	$805
International	346	116	(10)	452
Total Equity Securities	832	438	(13)	1,257
Available-for-Sale Debt Securities
Government	707	13	(7)	713
Corporate	608	20	(4)	624
Total Available-for-Sale Debt Securities	1,315	33	(11)	1,337
Total NDT Fund Investments (A)	$2,147	$471	$(24)	$2,594

(A)The NDT Fund Investments table excludes foreign currency of $1 million as of September 30, 2021, which is part of the NDT Fund.

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
Net unrealized gains (losses) on debt securities of $13 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s and PSEG Power’s Condensed Consolidated Balance Sheets as of September 30, 2021. The portion of net unrealized gains (losses) recognized in the third quarter and first nine months of 2021 related to equity securities still held as of September 30, 2021 was $(18) million and $69 million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2021	December 31, 2020
	Millions
Accounts Receivable	$21	$11
Accounts Payable	$29	$12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2021				As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$41	$(3)	$—	$—	$23	$(2)	$6	$(1)
International	83	(8)	9	(2)	26	(2)	27	(7)
Total Equity Securities	124	(11)	9	(2)	49	(4)	33	(8)
Available-for-Sale Debt Securities
Government (B)	325	(4)	48	(3)	72	(1)	—	—
Corporate (C)	222	(3)	15	(1)	31	(1)	7	—
Total Available-for-Sale Debt Securities	547	(7)	63	(4)	103	(2)	7	—
NDT Trust Investments	$671	$(18)	$72	$(6)	$152	$(6)	$40	$(8)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	Millions
Proceeds from NDT Fund Sales (A)	$387	$583	$1,522	$1,631
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$32	$91	$194	$161
Gross Realized Losses	(17)	(23)	(55)	(77)
Net Realized Gains (Losses) on NDT Fund (B)	15	68	139	84
Net Unrealized Gains (Losses) on Equity Securities	(33)	34	(20)	(5)
Impairment of Available-for-Sale Debt Securities (C)	—	—	—	(3)
Net Gains (Losses) on NDT Fund Investments	$(18)	$102	$119	$76

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
(C)PSEG Power recognized an impairment of available-for-sale debt securities in 2020. PSEG Power’s policy is to sell all securities that are rated below investment grade.
The NDT Fund debt securities held as of September 30, 2021 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$22
1 - 5 years	352
6 - 10 years	231
11 - 15 years	81
16 - 20 years	91
Over 20 years	560
Total NDT Available-for-Sale Debt Securities	$1,337

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$16	$11	$—	$27
Available-for-Sale Debt Securities
Government	104	3	(2)	105
Corporate	106	5	—	111
Total Available-for-Sale Debt Securities	210	8	(2)	216
Total Rabbi Trust Investments	$226	$19	$(2)	$243

	As of December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$21	$10	$—	$31
Available-for-Sale Debt Securities
Government	94	6	—	100
Corporate	123	12	—	135
Total Available-for-Sale Debt Securities	217	18	—	235
Total Rabbi Trust Investments	$238	$28	$—	$266

Net unrealized gains (losses) on debt securities of $4 million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2021. The portion of net unrealized gains recognized during the third quarter and first nine months of 2021 related to equity securities still held as of September 30, 2021 was immaterial.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2021	December 31, 2020
	Millions
Accounts Receivable	$1	$1
Accounts Payable	$1	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2021				As of December 31, 2020
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$61	$(1)	$6	$(1)	$19	$—	$—	$—
Corporate (B)	34	—	1	—	2	—	1	—
Total Available-for-Sale Debt Securities	95	(1)	7	(1)	21	—	1	—
Rabbi Trust Investments	$95	$(1)	$7	$(1)	$21	$—	$1	$—

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
The proceeds from the sales of and the net gains on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	Millions
Proceeds from Rabbi Trust Sales	$41	$50	$135	$165
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$4	$4	$11	$14
Gross Realized Losses	(3)	(1)	(6)	(4)
Net Realized Gains (Losses) on Rabbi Trust (A)	1	3	5	10
Net Unrealized Gains (Losses) on Equity Securities	—	2	—	1
Net Gains (Losses) on Rabbi Trust Investments	$1	$5	$5	$11

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of September 30, 2021 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	42
6 - 10 years	25
11 - 15 years	10
16 - 20 years	24
Over 20 years	115
Total Rabbi Trust Available-for-Sale Debt Securities	$216

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
The fair value of the Rabbi Trust related to PSE&G, PSEG Power and PSEG’s other subsidiaries is detailed as follows:

	As of	As of
	September 30, 2021	December 31, 2020
	Millions
PSE&G	$43	$51
PSEG Power	63	66
Other	137	149
Total Rabbi Trust Investments	$243	$266

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$37	$36	$3	$2	$113	$106	$7	$7
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	35	48	5	8	105	144	16	25
Expected Return on Plan Assets	(119)	(111)	(10)	(10)	(357)	(332)	(31)	(29)
Amortization of Net
Prior Service Credit	—	(3)	(33)	(32)	—	(8)	(97)	(96)
Actuarial Loss	26	23	11	12	77	69	33	35
Non-Service Components of Pension and OPEB (Credits) Costs	(58)	(43)	(27)	(22)	(175)	(127)	(79)	(65)
Total Benefit (Credits) Costs	$(21)	$(7)	$(24)	$(20)	$(62)	$(21)	$(72)	$(58)

Pension and OPEB credits for PSE&G, PSEG Power and PSEG’s other subsidiaries, excluding Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Millions
PSE&G	$(16)	$(7)	$(23)	$(19)	$(48)	$(20)	$(69)	$(57)
PSEG Power	(4)	(1)	(1)	—	(13)	(4)	(2)	—
Other	(1)	1	—	(1)	(1)	3	(1)	(1)
Total Benefit (Credits) Costs	$(21)	$(7)	$(24)	$(20)	$(62)	$(21)	$(72)	$(58)

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. As of September 30, 2021, Servco completed its entire 2021 annual planned contribution into its pension plan. Servco’s pension-related revenues and costs were $18 million and $15 million for the three months ended September 30, 2021 and 2020, and $37 million and $30 million for the nine months ended September 30, 2021 and 2020, respectively. The OPEB-related revenues earned and costs incurred were $3 million for each of the three months ended September 30, 2021 and 2020, and $8 million and $7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2021 and December 31, 2020.

	As of	As of
	September 30, 2021	December 31, 2020
	Millions
Face Value of Outstanding Guarantees	$1,704	$1,792
Exposure under Current Guarantees	$245	$128

Letters of Credit Margin Posted	$85	$128
Letters of Credit Margin Received	$27	$45

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$61	$—
Counterparty Cash Collateral Received	$(1)	$(5)
Net Broker Balance Deposited (Received)	$939	$59

Additional Amounts Posted
Other Letters of Credit	$40	$42

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
Certain Potentially Responsible Parties (PRPs), including PSE&G and PSEG Power, formed a Cooperating Parties Group (CPG) and agreed to conduct a Remedial Investigation and Feasibility Study of the LPRSA. The CPG allocated, on an interim basis, the associated costs among its members. The interim allocation is subject to change. In June 2019, the EPA conditionally approved the CPG’s Remedial Investigation. In September 2021, the EPA approved the CPG’s Feasibility Study (FS), which evaluated various adaptive management scenarios for the remediation of only the upper 9 miles of the LPRSA. In October 2021, the EPA announced a Record of Decision (ROD) outlining its selection of an adaptive management scenario for the upper 9 miles from the options presented in the FS (the Upper 9 ROD Remedy). Specifically, the Upper 9 ROD Remedy calls for dredging and capping contaminated sediments from certain areas of the upper 9 miles at an estimated cost of $550 million, and then assessing the results. Based on the results, the EPA may determine that additional remediation work will be required in the future. The cost estimates in the Upper 9 ROD Remedy are substantively identical to those in the proposed remediation plan that the EPA issued in April 2021. PSEG has previously adjusted its accrued liability based on the cost estimates in the proposed remediation plan, so no additional accrual adjustment is warranted for the Upper 9 ROD Remedy.
Separately, the EPA has released a ROD for the LPRSA’s lower 8.3 miles that requires the removal of sediments at an estimated cost of $2.3 billion (the Lower 8.3 ROD Remedy). An EPA-commenced process to allocate the associated costs is underway and PSEG cannot predict the outcome. The allocation does not address certain costs incurred by the EPA for which they may be entitled to reimbursement and which may be material. Occidental Chemical Corporation, one of the PRPs, has commenced the design of the Lower 8.3 ROD Remedy, but declined to participate in the allocation process. Instead, it filed suit against PSE&G and others seeking cost recovery and contribution under CERCLA but has not quantified alleged damages. The litigation is ongoing and PSEG cannot predict the outcome.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Two PRPs, Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus), have filed for Chapter 11 bankruptcy. The trust representing the creditors in this proceeding has filed a complaint asserting claims against Tierra’s and Maxus’ current and former parent entities, among others. Any damages awarded may be used to fund the remediation of the LPRSA.
As of September 30, 2021, PSEG has approximately $66 million accrued for this matter. Of this amount, PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Other Noncurrent Liability of $13 million.
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
Manufactured Gas Plant (MGP) Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $243 million and $271 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $243 million as of September 30, 2021. Of this amount, $53 million was recorded in Other Current Liabilities and $190 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $243 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
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
As of September 30, 2021, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2025
Millions
Nuclear Fuel
Uranium	$216
Enrichment	$300
Fabrication	$169
Natural Gas (A)	$1,167

(A)Approximately $31 million of commitments for natural gas are expected to be transferred with the sale of PSEG Power’s fossil generation portfolio.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the nine months ended September 30, 2021:
PSE&G
•issued $450 million of 0.95% Secured Medium-Term Notes, Series N, due March 2026,
•issued $450 million of 3.00% Secured Medium-Term Notes, Series N, due March 2051,
•issued $425 million of 1.90% Secured Medium-Term Notes, Series N, due August 2031,
•retired $300 million of 1.90% Secured Medium-Term Notes, Series K, at maturity, and
•retired $134 million of 9.25% Mortgage Bonds, Series CC, at maturity.
PSEG Power
•redeemed in May at par $700 million of 3.00% Senior Notes due to mature in June 2021,
•redeemed in June at par $250 million of 4.15% Senior Notes due to mature in September 2021, and
•redeemed in August $44 million of Pennsylvania Economic Development Financing Authority Variable Rate Bonds.
In October 2021, PSEG redeemed all remaining outstanding Senior Notes of PSEG Power due to covenants that could trigger a default from the sale of PSEG Power’s fossil generating fleet. This included $700 million of 3.85% Senior Notes due to mature in June 2023, $250 million of 4.30% Senior Notes due to mature in November 2023, and $404 million of 8.63% Senior Notes due to mature in April 2031. These Senior Notes were redeemed at a redemption price that included a "make-whole" premium of approximately $294 million plus any interest accrued and unpaid to the redemption date, in each case, calculated in accordance with the indenture governing the Senior Notes. The debt redemption and “make whole” premium were funded with a short-term loan from PSEG and borrowings under PSEG Power’s credit facility. In addition, approximately $4 million of other non-cash debt extinguishment costs will be recorded in October 2021.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.1 billion credit facilities are provided by a diverse bank group. As of September 30, 2021, the total available credit capacity was $2.8 billion.
As of September 30, 2021, no single institution represented more than 8% of the total commitments in the credit facilities.
As of September 30, 2021, total credit capacity was in excess of the total anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon, including access to external financing to meet redemptions.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total credit facilities and available liquidity as of September 30, 2021 were as follows:

	As of September 30, 2021
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$1,207	$293	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$1,207	$293
PSE&G
5-year Credit Facility (B)	$600	$18	$582	Mar 2024	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$18	$582
PSEG Power
3-year Letter of Credit Facility	$100	$86	$14	Sept 2022	Letters of Credit
5-year Credit Facilities (C)	1,900	37	1,863	Mar 2024	Funding/Letters of Credit
Total PSEG Power	$2,000	$123	$1,877
Total	$4,100	$1,348	$2,752

(A)PSEG facilities will be reduced by $9 million in March 2022.
(B)PSE&G facility will be reduced by $4 million in March 2022.
(C)PSEG Power facilities will be reduced by $12 million in March 2022.
(D)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of September 30, 2021, PSEG had $1.2 billion outstanding at a weighted average interest rate of 0.22%. PSE&G had no Commercial Paper outstanding as of September 30, 2021.
Debt Covenants
PSEG Power’s existing credit agreements contain covenants restricting the ability of PSEG Power and its subsidiaries that guarantee its indebtedness from consummating certain mergers, consolidations or asset sales. In March 2021, PSEG Power and its subsidiaries received waivers from the lenders and the administrative agent under their existing credit agreements permitting them to divest, in one or more transactions, some or all of its and its subsidiaries’ non-nuclear assets without breaching the terms of the agreements.
Short-Term Loans
PSEG
In August 2021, PSEG entered into a $1.25 billion, 364-day variable rate term loan agreement. In May and March 2021, PSEG entered into two 364-day variable rate term loan agreements for $750 million and $500 million, respectively. In March 2020, PSEG entered into a $300 million, 364-day variable rate term loan agreement which was prepaid in January 2021.
During the third quarter of 2021, PSEG Power experienced a substantial increase in net cash collateral postings related to hedge positions that are out-of-the-money due to an increase in energy market prices, from $343 million at the end of June to $999 million at the end of September. PSEG issued short-term borrowings, including commercial paper, in order to satisfy the increase in collateral postings and to prepare for the PSEG Power debt redemption. In October, PSEG Power borrowed $755 million from its credit facility to support its Senior Notes redemption and additional collateral postings, as needed.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Accumulated Other Comprehensive Income (Loss) (after tax) related to terminated interest rate derivatives designated as cash flow hedges was $(7) million and $(9) million as of September 30, 2021 and December 31, 2020, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(3) million.
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

	As of September 30, 2021
	PSEG Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$2,006	$(1,869)	$137	$137
Noncurrent Assets	449	(433)	16	16
Total Mark-to-Market Derivative Assets	$2,455	$(2,302)	$153	$153
Derivative Contracts
Current Liabilities	$(2,601)	$2,545	$(56)	$(56)
Noncurrent Liabilities	(691)	674	(17)	(17)
Total Mark-to-Market Derivative (Liabilities)	$(3,292)	$3,219	$(73)	$(73)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(837)	$917	$80	$80

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2020
	PSEG Power (A)			Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$464	$(404)	$60	$60
Noncurrent Assets	93	(84)	9	9
Total Mark-to-Market Derivative Assets	$557	$(488)	$69	$69
Derivative Contracts
Current Liabilities	$(412)	$391	$(21)	$(21)
Noncurrent Liabilities	(109)	105	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$(521)	$496	$(25)	$(25)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$36	$8	$44	$44

(A)Substantially all of PSEG Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2021 and December 31, 2020.
(B)Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, PSEG Power had net cash collateral (receipts) payments to counterparties of $999 million and $54 million, respectively. Of these net cash collateral (receipts) payments, $917 million and $8 million as of September 30, 2021 and December 31, 2020, respectively, were netted against the corresponding net derivative contract positions. Of the $917 million as of September 30, 2021, $676 million was netted against current liabilities and $241 million was netted against noncurrent liabilities. Of the $8 million as of December 31, 2020, $(13) million was netted against current assets and $21 million was netted against noncurrent liabilities.
Certain of PSEG Power’s derivative instruments contain provisions that require PSEG Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG Power’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if PSEG Power were to be downgraded to a below investment grade rating by S&P or Moody’s, it would be required to provide additional collateral. A below investment grade credit rating for PSEG Power would represent a two level downgrade from its current Moody’s and S&P ratings. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. PSEG Power also enters into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margin requirements.
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $154 million as of September 30, 2021 and $28 million as of December 31, 2020. As of September 30, 2021 and December 31, 2020, PSEG Power had the contractual right of offset of $29 million and $3 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $125 million and $25 million as of September 30, 2021 and December 31, 2020, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months and nine months ended September 30, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2021	2020		2021	2020
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$—	Interest Expense	$(1)	$(5)
Total PSEG	$—	$—		$(1)	$(5)

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020		2021	2020
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$(6)	Interest Expense	$(3)	$(11)
Total PSEG	$—	$(6)		$(3)	$(11)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months and nine months ended September 30, 2021, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $(1) million and $(2) million after-tax, respectively. For the three months and nine months ended September 30, 2020, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $(4) million and $(8) million after-tax, respectively.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2019	$(21)	$(15)
Loss Recognized in AOCI	(6)	(4)
Less: Loss Reclassified into Income	14	10
Balance as of December 31, 2020	$(13)	$(9)
Loss Recognized in AOCI	—	—
Less: Loss Reclassified into Income	3	2
Balance as of September 30, 2021	$(10)	$(7)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and nine months ended September 30, 2021 and 2020, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2021	2020	2021	2020
		Millions
PSEG and PSEG Power
Energy-Related Contracts	Operating Revenues	$(897)	$(49)	$(1,316)	$155
Energy-Related Contracts	Energy Costs	116	15	197	(51)
Total PSEG and PSEG Power		$(781)	$(34)	$(1,119)	$104

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of September 30, 2021 and December 31, 2020.

Type	Notional	Total	PSEG	PSEG Power	PSE&G
		Millions
As of September 30, 2021
Natural Gas	Dekatherm (Dth)	117	—	117	—
Electricity	MWh	(71)	—	(71)	—
Financial Transmission Rights (FTRs)	MWh	27	—	27	—
As of December 31, 2020
Natural Gas	Dth	321	—	321	—
Electricity	MWh	(66)	—	(66)	—
FTRs	MWh	20	—	20	—

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of September 30, 2021. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of September 30, 2021, 96% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$147	$14	$133	2	$38	(A)
Non-Investment Grade	7	1	6	—	—
Total	$154	$15	$139	2	$38

(A)Represents net exposure of $21 million with PSE&G and $17 million with a non-affiliated counterparty.
As of September 30, 2021, collateral held from counterparties where PSEG Power had credit exposure included $15 million in letters of credit.
As of September 30, 2021, PSEG Power had 114 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2021, PSEG held parental guaranties, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of September 30, 2021, PSE&G had credit exposure of $233 million with its suppliers, including $18 million with PSEG Power.
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
The following tables present information about PSEG’s, PSE&G’s and PSEG Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2021
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$1,525	$—	$1,525	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$153	$(2,302)	$145	$2,304	$6
NDT Fund (C)
Equity Securities	$1,257	$—	$1,257	$—	$—
Debt Securities—U.S. Treasury	$324	$—	$—	$324	$—
Debt Securities—Govt Other	$389	$—	$—	$389	$—
Debt Securities—Corporate	$624	$—	$—	$624	$—
Rabbi Trust (C)
Equity Securities	$27	$—	$27	$—	$—
Debt Securities—U.S. Treasury	$73	$—	$—	$73	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$111	$—	$—	$111	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(73)	$3,219	$(128)	$(3,155)	$(9)
PSE&G
Assets:
Cash Equivalents (A)	$260	$—	$260	$—	$—
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$19	$—	$—	$19	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$153	$(2,302)	$145	$2,304	$6
NDT Fund (C)
Equity Securities	$1,257	$—	$1,257	$—	$—
Debt Securities—U.S. Treasury	$324	$—	$—	$324	$—
Debt Securities—Govt Other	$389	$—	$—	$389	$—
Debt Securities—Corporate	$624	$—	$—	$624	$—
Rabbi Trust (C)
Equity Securities	$7	$—	$7	$—	$—
Debt Securities—U.S. Treasury	$19	$—	$—	$19	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$29	$—	$—	$29	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(73)	$3,219	$(128)	$(3,155)	$(9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2020
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$312	$—	$312	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$69	$(488)	$26	$519	$12
NDT Fund (C)
Equity Securities	$1,352	$—	$1,351	$1	$—
Debt Securities—U.S. Treasury	$239	$—	$—	$239	$—
Debt Securities—Govt Other	$342	$—	$—	$342	$—
Debt Securities—Corporate	$566	$—	$—	$566	$—
Rabbi Trust (C)
Equity Securities	$31	$—	$31	$—	$—
Debt Securities—U.S. Treasury	$59	$—	$—	$59	$—
Debt Securities—Govt Other	$41	$—	$—	$41	$—
Debt Securities—Corporate	$135	$—	$—	$135	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(25)	$496	$(33)	$(483)	$(5)
PSE&G
Assets:
Cash Equivalents (A)	$50	$—	$50	$—	$—
Rabbi Trust (C)
Equity Securities	$6	$—	$6	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$8	$—	$—	$8	$—
Debt Securities—Corporate	$26	$—	$—	$26	$—
PSEG Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$69	$(488)	$26	$519	$12
NDT Fund (C)
Equity Securities	$1,352	$—	$1,351	$1	$—
Debt Securities—U.S. Treasury	$239	$—	$—	$239	$—
Debt Securities—Govt Other	$342	$—	$—	$342	$—
Debt Securities—Corporate	$566	$—	$—	$566	$—
Rabbi Trust (C)
Equity Securities	$8	$—	$8	$—	$—
Debt Securities—U.S. Treasury	$15	$—	$—	$15	$—
Debt Securities—Govt Other	$10	$—	$—	$10	$—
Debt Securities—Corporate	$33	$—	$—	$33	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(25)	$496	$(33)	$(483)	$(5)

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
(C)The fair value measurement table excludes foreign currency of $1 million and $2 million in the NDT Fund as of September 30, 2021 and December 31, 2020, respectively. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details surrounding significant Level 3 valuations as of September 30, 2021 and December 31, 2020.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
	Level 3	Fair Value as of		Valuation	Unobservable		Arithmetic
Commodity	Position	September 30, 2021		Technique(s)	Input	Range	Average
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Deals	$—	$(9)	Discounted Cash Flow	Historic Load Variability	0% to 9%	4%
Gas	Other (A)	6	—
Total PSEG Power		$6	$(9)
Total PSEG		$6	$(9)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
	Level 3	Fair Value as of		Valuation	Unobservable		Arithmetic
Commodity	Position	December 31, 2020		Technique(s)	Input	Range	Average
		Assets	(Liabilities)
		Millions
PSEG Power
Electricity	Electric Load Contracts	$12	$—	Discounted Cash Flow	Load Shaping Cost	0% to 11%	4%
Gas	Gas Physical Contracts	—	(2)	Discounted Cash Flow	Historical Basis Adjustment	-60% to -30%	-43%
Electricity	Other (B)	—	(3)
Total PSEG Power		$12	$(5)
Total PSEG		$12	$(5)

(A)Other is comprised primarily of physical gas contracts and capacity swaps.
(B)Other is comprised primarily of heat rate call options and capacity swaps.
As of September 30, 2021, significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where PSEG Power is a seller, an increase in the load variability would decrease the fair value. For gas-related contracts in cases where PSEG Power is a buyer, an increase in the average historical basis would increase the fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and nine months ended September 30, 2021 and September 30, 2020, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2021

	Three Months Ended September 30, 2021
Description	Balance as of June 30, 2021	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2021
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$(8)	$—	$—	$5	$—	$(3)

	Nine Months Ended September 30, 2021
Description	Balance as of December 31, 2020	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2021
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$(13)	$—	$3	$—	$(3)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2020

	Three Months Ended September 30, 2020
Description	Balance as of June 30, 2020	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2020
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$10	$(2)	$—	$(8)	$—	$—

	Nine Months Ended September 30, 2020
Description	Balance as of December 31, 2019	Total Gains or (Losses) Realized/Unrealized Included in Income (A)	Purchases (Sales)	Issuances/ Settlements (B)	Transfers In/Out (C)	Balance as of September 30, 2020
	Millions
PSEG and PSEG Power
Net Derivative Assets (Liabilities)	$7	$7	$—	$(14)	$—	$—

(A)Unrealized gains (losses) in the following table represent the change in derivative assets and liabilities still held as of September 30, 2021 and 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Unrealized Gains (Losses)
	Millions
PSEG and PSEG Power
Operating Revenues	$(8)	$(3)	$(2)	$(11)	$(20)	$(19)	$12	$(9)
Energy Costs	8	8	—	1	7	7	(5)	2
Total	$—	$5	$(2)	$(10)	$(13)	$(12)	$7	$(7)

(B)Includes settlements of $5 million and $3 million for the three months and nine months ended September 30, 2021, respectively, and $(8) million and $(14) million for the three months and nine months ended September 30, 2020, respectively.
(C)There were no transfers into or out of Level 3 during the three months and nine months ended September 30, 2021 and 2020.
As of September 30, 2021, PSEG carried $4.4 billion of net assets that are measured at fair value on a recurring basis, of which $(3) million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of September 30, 2020, PSEG carried $3.5 billion of net assets that are measured at fair value on a recurring basis, of which balances measured using unobservable inputs and classified as Level 3 within the fair value hierarchy were immaterial.
Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine fair value of long-term debt as of September 30, 2021 and December 31, 2020 are included in the following table and accompanying notes.

	As of		As of
	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt (A):
PSEG	$2,932	$3,019	$2,929	$3,092
PSE&G	11,793	13,410	10,909	13,372
PSEG Power (B)	1,350	1,625	2,342	2,679
Total Long-Term Debt	$16,075	$18,054	$16,180	$19,143

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
(B)In October 2021, PSEG redeemed all of PSEG Power’s outstanding Senior Notes. See Note 12. Debt and Credit Facilities for additional information

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Other Income (Deductions)

	PSE&G	PSEG Power	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2021
NDT Fund Interest and Dividends	$—	$18	$—	$18
Allowance for Funds Used During Construction	16	—	—	16
Solar Loan Interest	3	—	—	3
Other	1	(2)	(1)	(2)
Total Other Income (Deductions)	$20	$16	$(1)	$35
Nine Months Ended September 30, 2021
NDT Fund Interest and Dividends	$—	$45	$—	$45
Allowance for Funds Used During Construction	58	—	—	58
Solar Loan Interest	10	—	—	10
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(19)	—	(19)
Other	4	(6)	1	(1)
Total Other Income (Deductions)	$72	$20	$1	$93
Three Months Ended September 30, 2020
NDT Fund Interest and Dividends	$—	$12	$—	$12
Allowance for Funds Used During Construction	24	—	—	24
Solar Loan Interest	3	—	—	3
Other	1	(1)	—	—
Total Other Income (Deductions)	$28	$11	$—	$39
Nine Months Ended September 30, 2020
NDT Fund Interest and Dividends	$—	$39	$—	$39
Allowance for Funds Used During Construction	65	—	—	65
Solar Loan Interest	11	—	—	11
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(36)	—	(36)
Other	5	(3)	—	2
Total Other Income (Deductions)	$81	$—	$—	$81

(A)Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSEG	September 30,		September 30,
	2021	2020	2021	2020
	Millions
Pre-Tax Income (Loss)	$(2,246)	$696	$(1,720)	$1,748
Tax Computed at Statutory Rate @ 21%	$(472)	$146	$(361)	$367
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	(160)	70	(142)	102
NDT Fund	(1)	12	17	10
Tax Credit Amortization/ITC Recapture	(2)	(4)	29	(12)
Tax Adjustment Credit	(60)	(63)	(181)	(151)
Other	13	(40)	11	(42)
Subtotal	(210)	(25)	(266)	(93)
Total Income Tax Expense (Benefit)	$(682)	$121	$(627)	$274
Effective Income Tax Rate	30.4%	17.4%	36.5%	15.7%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSE&G	September 30,		September 30,
	2021	2020	2021	2020
	Millions
Pre-Tax Income	$463	$353	$1,389	$1,232
Tax Computed at Statutory Rate @ 21%	$97	$74	$292	$259
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	33	24	96	78
Tax Adjustment Credit	(60)	(63)	(181)	(151)
Other	4	5	7	10
Subtotal	(23)	(34)	(78)	(63)
Total Income Tax Expense (Benefit)	$74	$40	$214	$196
Effective Income Tax Rate	16.0%	11.3%	15.4%	15.9%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of reported income tax expense for PSEG Power with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSEG Power	September 30,		September 30,
	2021	2020	2021	2020
	Millions
Pre-Tax Income (Loss)	$(2,686)	$372	$(3,083)	$549
Tax Computed at Statutory Rate @ 21%	$(564)	$78	$(647)	$115
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	(191)	30	(236)	9
NDT Fund	(1)	12	17	10
Tax Credit Amortization/ITC Recapture	—	(2)	36	(6)
Audit Settlement	—	—	(2)	(22)
Other	3	—	4	6
Subtotal	(189)	40	(181)	(3)
Total Income Tax Expense (Benefit)	$(753)	$118	$(828)	$112
Effective Income Tax Rate	28.0%	31.7%	26.9%	20.4%

PSEG expects that a prolonged economic recovery may result in additional federal and state tax legislation that can have a material impact on PSEG’s, PSE&G’s and PSEG Power’s effective tax rate and cash tax position.
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
As of September 30, 2021, PSE&G had a $19 million New Jersey Corporate Business Tax net operating loss (NOL) that is expected to be fully realized in the future. There are no other material tax carryforwards in other jurisdictions.
New Jersey State Tax Reform
In September 2020, New Jersey enacted its State Fiscal Year 2021 Budget, which amended the temporary surtax originally enacted into law in 2018, from 1.5% to 2.5% for 2020 and 2021 and extended the 2.5% surtax to 2023. PSE&G continues to be exempt and this amendment will not have a material impact on PSEG’s and PSEG Power’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Three Months Ended September 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2021	$(8)	$(538)	$24	$(522)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(4)	(4)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	4	(3)	2
Net Current Period Other Comprehensive Income (Loss)	1	4	(7)	(2)
Balance as of September 30, 2021	$(7)	$(534)	$17	$(524)

PSEG	Three Months Ended September 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2020	$(15)	$(493)	$53	$(455)
Other Comprehensive Income (Loss) before Reclassifications	—	—	3	3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	4	3	(7)	—
Net Current Period Other Comprehensive Income (Loss)	4	3	(4)	3
Balance as of September 30, 2020	$(11)	$(490)	$49	$(452)

PSEG	Nine Months Ended September 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2020	$(9)	$(545)	$50	$(504)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(28)	(28)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	2	11	(5)	8
Net Current Period Other Comprehensive Income (Loss)	2	11	(33)	(20)
Balance as of September 30, 2021	$(7)	$(534)	$17	$(524)

PSEG	Nine Months Ended September 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$(15)	$(499)	$25	$(489)
Other Comprehensive Income (Loss) before Reclassifications	(4)	—	47	43
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	8	9	(23)	(6)
Net Current Period Other Comprehensive Income (Loss)	4	9	24	37
Balance as of September 30, 2020	$(11)	$(490)	$49	$(452)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power	Three Months Ended September 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2021	$—	$(454)	$20	$(434)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(4)	(4)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	3	(2)	1
Net Current Period Other Comprehensive Income (Loss)	—	3	(6)	(3)
Balance as of September 30, 2021	$—	$(451)	$14	$(437)

PSEG Power	Three Months Ended September 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2020	$—	$(415)	$41	$(374)
Other Comprehensive Income (Loss) before Reclassifications	—	—	3	3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2	(5)	(3)
Net Current Period Other Comprehensive Income (Loss)	—	2	(2)	—
Balance as of September 30, 2020	$—	$(413)	$39	$(374)

PSEG Power	Nine Months Ended September 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2020	$—	$(459)	$40	$(419)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(22)	(22)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	8	(4)	4
Net Current Period Other Comprehensive Income (Loss)	—	8	(26)	(18)
Balance as of September 30, 2021	$—	$(451)	$14	$(437)

PSEG Power	Nine Months Ended September 30, 2020
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2019	$—	$(420)	$19	$(401)
Other Comprehensive Income (Loss) before Reclassifications	—	—	38	38
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	(18)	(11)
Net Current Period Other Comprehensive Income (Loss)	—	7	20	27
Balance as of September 30, 2020	$—	$(413)	$39	$(374)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2021			September 30, 2021
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)	$(3)	$1	$(2)
Total Cash Flow Hedges		(1)	—	(1)	(3)	1	(2)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	5	(2)	3	16	(5)	11
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)	(31)	9	(22)
Total Pension and OPEB Plans		(5)	1	(4)	(15)	4	(11)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	4	(1)	3	8	(3)	5
Total Available-for-Sale Debt Securities		4	(1)	3	8	(3)	5
Total		$(2)	$—	$(2)	$(10)	$2	$(8)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2020			September 30, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(5)	$1	$(4)	$(11)	$3	$(8)
Total Cash Flow Hedges		(5)	1	(4)	(11)	3	(8)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	6	(2)	4	18	(5)	13
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)	(30)	8	(22)
Total Pension and OPEB Plans		(4)	1	(3)	(12)	3	(9)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	11	(4)	7	37	(14)	23
Total Available-for-Sale Debt Securities		11	(4)	7	37	(14)	23
Total		$2	$(2)	$—	$14	$(8)	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2021			September 30, 2021
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$5	$(1)	$4	$15	$(4)	$11
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(9)	2	(7)	(26)	7	(19)
Total Pension and OPEB Plans		(4)	1	(3)	(11)	3	(8)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	3	(1)	2	6	(2)	4
Total Available-for-Sale Debt Securities		3	(1)	2	6	(2)	4
Total		$(1)	$—	$(1)	$(5)	$1	$(4)

PSEG Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2020			September 30, 2020
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	$5	$(2)	$3	$16	$(5)	$11
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(8)	3	(5)	(25)	7	(18)
Total Pension and OPEB Plans		(3)	1	(2)	(9)	2	(7)
Available-for-Sale Debt Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	9	(4)	5	30	(12)	18
Total Available-for-Sale Debt Securities		9	(4)	5	30	(12)	18
Total		$6	$(3)	$3	$21	$(10)	$11

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income (Loss)	$(1,564)	$(1,564)	$575	$575	$(1,093)	$(1,093)	$1,474	$1,474
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	504	504	504	504	504	504	504	504
Effect of Stock Based Compensation Awards	—	—	—	3	—	—	—	3
Total Shares	504	504	504	507	504	504	504	507

EPS
Net Income (Loss)	$(3.10)	$(3.10)	$1.15	$1.14	$(2.17)	$(2.17)	$2.93	$2.91

Approximately 3 million potentially dilutive shares were excluded from total shares used to calculate the diluted loss per share for the three months and nine months ended September 30, 2021 as their impact was antidilutive.
Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2021	2020	2021	2020
Per Share	$0.51	$0.49	$1.53	$1.47
In Millions	$257	$248	$773	$743

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended September 30, 2021
Total Operating Revenues	$1,820	$51	$159	$(127)	$1,903
Net Income (Loss) (C)	389	(1,933)	(20)	—	(1,564)
Gross Additions to Long-Lived Assets	599	140	4	—	743
Nine Months Ended September 30, 2021
Operating Revenues	$5,407	$1,598	$465	$(804)	$6,666
Net Income (Loss) (C)	1,175	(2,255)	(13)	—	(1,093)
Gross Additions to Long-Lived Assets	1,818	222	6	—	2,046
Three Months Ended September 30, 2020
Total Operating Revenues	$1,660	$746	$143	$(179)	$2,370
Net Income (Loss) (D)	313	254	8	—	575
Gross Additions to Long-Lived Assets	587	89	2	—	678
Nine Months Ended September 30, 2020
Operating Revenues	$4,999	$2,649	$447	$(894)	$7,201
Net Income (Loss) (D)	1,036	437	1	—	1,474
Gross Additions to Long-Lived Assets	1,777	307	8	—	2,092
As of September 30, 2021
Total Assets	$37,179	$8,950	$4,558	$(1,261)	$49,426
Investments in Equity Method Subsidiaries	$—	$64	$98	$—	$162
As of December 31, 2020
Total Assets	$35,581	$12,704	$2,692	$(927)	$50,050
Investments in Equity Method Subsidiaries	$—	$64	$—	$—	$64

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
(C)Includes after-tax impairment losses and other charges related to the pending sale of the Fossil generating assets at PSEG Power of $1,563 million and $1,936 million for the three and nine months ended September 30, 2021, respectively. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information. Also includes net after-tax losses of $478 million and $718 million for the three and nine months ended September 30, 2021 related to the impacts of non-trading commodity mark-to-market activity, which consist of the financial impact from positions with future delivery dates.
(D)Includes an after-tax gain of $86 million in the three and nine months ended September 30, 2020 related to the sale of PSEG Power’s interest in the Yards Creek generation facility. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2021	2020	2021	2020
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$121	$148	$788	$865
Administrative Billings from Services (B)	102	82	281	238
Total Billings from Affiliates	$223	$230	$1,069	$1,103

	As of	As of
Related-Party Transactions	September 30, 2021	December 31, 2020
	Millions
Receivable from PSEG Power (A)	$1	$—
Receivable from Other	1	—
Accounts Receivable—Affiliated Companies	$2	$—
Payable to PSEG Power (A)	$—	$273
Payable to Services (B)	86	95
Payable to PSEG (C)	43	111
Accounts Payable—Affiliated Companies	$129	$479
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$24	$7

PSEG Power
The financial statements for PSEG Power include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2021	2020	2021	2020
	Millions
Billings to Affiliates:
Net Billings to PSE&G (A)	$121	$148	$788	$865
Billings from Affiliates:
Administrative Billings from Services (B)	$42	$40	$131	$127

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	September 30, 2021	December 31, 2020
	Millions
Receivable from PSE&G (A)	$—	$273
Receivable from PSEG (C)	—	44
Receivable from Other	3	—
Accounts Receivable—Affiliated Companies	$3	$317
Payable to Services (B)	$23	$13
Payable to PSEG (C)	39	—
Payable to PSE&G (A)	1	—
Accounts Payable—Affiliated Companies	$63	$13
Short-Term Loan to (from) Affiliate (E)	$(862)	$161
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$63	$57

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
EXECUTIVE OVERVIEW OF 2021 AND FUTURE OUTLOOK
We are progressing on our strategy to become a predominantly regulated electric and gas utility and a contracted carbon-free energy infrastructure company. We are focused on meeting customer expectations and being well aligned with public policy objectives by investing to modernize our infrastructure, improve reliability, increase energy efficiency and deliver cleaner energy. Our business plan focuses on achieving growth while controlling costs and managing the risks associated with regulatory and policy changes, fluctuating commodity prices and changes in customer demand. In furtherance of these goals, over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G, which improves the sustainability and predictability of our earnings and cash flows and provides more financial flexibility. In June 2021, we completed the sale of PSEG Power’s solar portfolio and in August 2021 we entered into two agreements to sell PSEG Power’s more than 6,750 megawatts (MW) of fossil generation located in New Jersey, Connecticut, New York and Maryland. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
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
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. For the five-year period ending December 31, 2025, PSE&G has increased its expected investments by $1 billion, resulting in a range of $14 billion to $16 billion, which strengthens our expected compound annual growth in rate base of 6.5% to 8%. The low end of the range assumes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-Energy Efficiency (EE) program at their average annual investment levels, as these programs are expected to continue at least at those current rates beyond their currently approved timeframe of 2023. The upper end of the range is driven by certain unapproved investment programs, including an Infrastructure Advancement Program (IAP) which we plan to file with the BPU in the fourth quarter. The IAP is expected to be an approximate $848 million investment made over four years to improve the reliability of the “last mile” of our electric distribution system, address aging substations and gas metering and regulating stations and invest in electric vehicle charging infrastructure at our facilities to support the electrification of our fleet over the coming years. The upper end of the range also includes an extension of our Energy Strong program, which otherwise concludes in 2023, as well as the remaining portion of our CEF proposal (portion of Electric Vehicle (EV) and Energy Storage (ES) programs) and a potentially higher amount of investment for GSMP and CEF-EE beyond current levels.
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
The approval also included a Conservation Incentive Program (CIP), a mechanism that will provide for recovery of lost electric and gas variable margin revenues relative to a baseline of the test year in our last base rate case from July 2017 to June 2018. The deferral period for this mechanism became effective in June 2021 for electric and October 2021 for gas. PSE&G suspended its gas Weather Normalization Charge (WNC) when the Gas CIP began.
In January 2021, the BPU approved a settlement with PSE&G and other parties in the CEF-Energy Cloud (EC) proceeding. The capital cost of the program, which includes implementation of AMI, is estimated to be approximately $700 million, invested over the next four years.
Also in January 2021, the BPU approved a settlement with PSE&G and other parties in the CEF-EV proceeding for a majority of the components of the program. The approved investment under the program is for $166 million, primarily relating to preparatory work to deliver infrastructure to the charging point for three programs: residential smart charging; Level-2 mixed use charging; and direct current fast charging. A remaining component of our program related to medium and heavy duty charging infrastructure has been the subject of a stakeholder process at the BPU this year. We currently anticipate that this effort will conclude by year end, and will inform PSE&G as to the manner by which it should pursue seeking BPU approval of medium and heavy duty charging infrastructure investments, which may include requiring PSE&G to amend its open CEF-EV filing.
All of the capital costs and expenses of the CEF-EC and CEF-EV programs are expected to be recovered in PSE&G’s next base rate case, expected in the second half of 2024. From the start of the program until the commencement of new base rates, the return on and of the capital portion of each of these programs, as well as expenses incurred to implement the CEF-EV program and operating costs and stranded costs associated with the retirement of existing meters under the CEF-EC program, will be included for recovery as part of our next rate case expected to be concluded in 2024. Our CEF-ES program is being held in abeyance pending future policy guidance from the BPU.
We also continue to invest in transmission infrastructure in order to (i) maintain and enhance system integrity and grid reliability, (ii) ensure system resilience in the face of continued extreme weather conditions and cyber and physical security threats, (iii) address an aging transmission infrastructure, (iv) leverage technology to improve the operation of the system, (v) reduce transmission constraints, (vi) meet changing customer usage patterns and the demand for 24/7 electricity, and (vii) satisfy state public policy goals, including aggressive decarbonization agendas. Our planned capital spending for transmission in 2021-2023 is $2.6 billion. As discussed further below, in October 2021, FERC approved PSE&G’s settlement with the BPU and the New Jersey Division of Rate Counsel (New Jersey Rate Counsel) regarding several amendments to our transmission formula rate, including the reduction of its base transmission return on equity (ROE) from 11.18% to 9.9%.
The ongoing coronavirus pandemic and associated impacts could have several negative consequences, including potential delays of our regulatory agencies’ review and approval of proposed programs or rate recovery.
The coronavirus has also impacted PSE&G’s sales, with a reduction in demand from its commercial and industrial (C&I) customers, largely offset by increases in residential sales volumes. As a result, there has been no substantive net margin impact and changes are now largely addressed through the CIP mechanism that became effective in 2021. The most substantive impact of the pandemic on our financial position has been adverse changes to residential and C&I payment patterns. The State of New Jersey issued an Executive Order in March 2020 that included a moratorium on non-safety related service disconnections for non-payment. On June 30, 2021, the moratorium imposed by the State of New Jersey ended but the State has established a “grace period” prohibiting disconnections for residential customers through December 31, 2021. Given the annual winter moratorium on residential shut-offs, collections and shut-offs will not be in full effect until mid-March 2022. During the moratorium, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will continue through the grace period and winter moratorium and take the next several years to fully return to normal levels. PSE&G’s electric distribution bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. PSE&G has deferred its incremental gas distribution bad debt expense as a result of COVID-19 as a Regulatory Asset and will seek recovery of that cost, as well as other net incremental COVID-19 costs, in its next base rate case.
In July 2020, the BPU authorized regulated utilities in New Jersey, including PSE&G, to create a COVID-19-related Regulatory Asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 through September 30, 2021. In September 2021, the BPU extended the authorization to defer such costs through December 31, 2022. Deferred costs are to be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. As of September 30, 2021, PSE&G has recorded a Regulatory Asset related to COVID-19 to defer incremental costs of $95 million, which PSE&G expects are probable of recovery under the BPU order. While we expect to continue to defer and ultimately recover these costs under the July BPU Order, no assurances can be given.
PSEG Power
In July 2020, we announced that we were exploring strategic alternatives for PSEG Power’s non-nuclear generating fleet with the intention of accelerating the transformation of our business into a predominantly regulated electric and gas utility, with a significantly contracted generation business. It is expected to reduce overall business risk and earnings volatility, improve PSEG’s financial flexibility and is consistent with PSEG’s climate strategy and sustainability efforts, which are to focus on clean energy investments, methane reduction, and the transition to carbon-free generation. PSEG intends to retain ownership of PSEG Power’s existing nuclear fleet. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
In May 2021, PSEG Power Ventures LLC (Power Ventures), a direct wholly owned subsidiary of PSEG Power, entered into a purchase agreement with Quattro Solar, LLC, an affiliate of LS Power, relating to the sale by Power Ventures of 100% of its ownership interest in PSEG Solar Source LLC (Solar Source) including its related assets and liabilities. The transaction closed in June 2021.
In August 2021, PSEG entered into two agreements to sell PSEG Power’s 6,750 MW fossil generating portfolio to newly formed subsidiaries of Arclight Energy Partners Fund VII LP, a fund controlled by ArcLight Capital Partners, LLC. The transactions are expected to be completed late in the fourth quarter of 2021 or the first quarter of 2022. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for further information.
At PSEG Power, we have sought to achieve operational excellence and manage costs in order to optimize cash flow generation from our fleet in light of low wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. In the first nine months of 2021, our natural gas and nuclear units generated 16.7 and 23.6 terawatt hours and operated at a capacity factor of 49.0% and 93.0%, respectively. Our commitments for load, such as basic generation service (BGS) in New Jersey and other bilateral supply contracts, are backed by this generation or may be combined with the use of physical commodity purchases and financial instruments from the market to optimize the economic efficiency of serving our obligations. PSEG Power’s hedging practices help to manage some of the volatility of the merchant power business. More than 75% of PSEG Power’s expected gross margin in 2021 relates to hedging of our energy margin, our expected revenues from the capacity market mechanisms, Zero Emission Certificate (ZEC) revenues and certain ancillary service payments such as reactive power. While this limits our exposure to decreasing prices, our ability to realize benefits from rising market prices, as experienced in the third quarter of 2021, is also limited. As a result of significantly rising energy prices, during the third quarter of 2021 PSEG Power experienced a substantial increase in net cash collateral postings related to hedge positions that are out-of-the-money from $343 million at the end of June to $999 million at the end of September. Subsequent to the end of September, collateral postings continued to increase and as a result, in October, PSEG Power borrowed $755 million from its credit facility to support its Senior Notes redemption and additional collateral postings, as needed. As of the end of October, PSEG Power’s collateral postings were approximately $1.3 billion. PSEG Power continues to maintain sufficient liquidity as described in Liquidity and Capital Resources.
As discussed further below under “Wholesale Power Market Design,” in July 2021, PJM submitted to FERC a proposal to replace the current Minimum Offer Price Rule (MOPR), which applies to both new and existing resources that receive out-of-market payments, with new provisions that accommodate state public policy programs that do not attempt to set the price of capacity. Under the PJM proposal, PSEG Power’s New Jersey nuclear plants that receive ZEC payments would not be subject to the new MOPR. PJM’s proposal requested that FERC approve the new provisions for the Reliability Pricing Model (RPM) auction that was scheduled to be held in December 2021. In September 2021, FERC issued a notice that it was not able to act on PJM’s proposed changes to the MOPR because of a split among the Commissioners on the lawfulness of the proposal. Therefore, PJM’s rules became automatically effective as of September 29, 2021 and will apply to the next base residual auction, which has been delayed until January 25, 2022.
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
Climate Strategy and Sustainability Efforts
For more than a century, our mission has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Building on this mission, we are working toward a future where customers universally use less energy, the energy they use is cleaner, and its delivery is more reliable and more resilient. In June 2021, we accelerated and expanded our net zero vision by 20 years, establishing a net zero carbon emissions by 2030 goal that includes direct greenhouse gas (GHG) emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) at both PSEG Power and PSE&G (covering our electric and natural gas utility operations), assuming advances in technology, public policy and customer behavior. Scope 1 emissions include power generation, methane leaks, vehicle fleet emissions, sulfur hexafluoride and refrigerant leaks. Scope 2 emissions include both gas and electric purchased energy for our PSE&G facilities and line losses. In September 2021, we also committed to the Race to Zero Campaign, an initiative supported by the United Nations and other leading organizations. Under the Race to Zero, we have committed to develop science-based emission reduction targets across Scopes 1, 2, and 3 (representing use of products by our customers and our own operations), in line with 1.5oC emissions scenarios and the criteria and recommendations of the Science Based Targets initiative.
PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions and the implementation of energy efficiency initiatives. PSE&G is committed to delivering natural gas to almost two million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas infrastructure, and the second phase of this program is expected to replace an additional 875 miles of gas pipes through 2023. The GSMP is designed to significantly reduce gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we expect an approximate 22% reduction in methane, and assuming a continuation of GSMP, we expect an approximate 60% reduction in methane emissions from 2011 through 2030. In addition, PSE&G’s recently approved CEF-EE, CEF-EC and CEF-EV programs and the proposed CEF-ES program are intended to support New Jersey’s EMP through programs designed to help customers increase their energy efficiency, support the expansion of the electric vehicle infrastructure in the State, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events. We also continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events, notably through our investments in Energy Strong.
We also continue to focus on providing cleaner energy for our customers. Our priority is to preserve the economic viability of our nuclear units, which provide over 90% of the carbon-free energy in New Jersey, by obtaining a long-term arrangement that recognizes the value of emission-free generation and reduces market risk. We also continue to explore investment opportunities in offshore wind, both generation and transmission to support the cost-efficient connection of offshore wind generation projects to the New Jersey electric system.
Offshore Wind
In December 2020, PSEG entered into a definitive agreement with Ørsted North America to acquire a 25% equity interest in Ørsted’s Ocean Wind project. Ocean Wind was selected by New Jersey to be the first offshore wind farm as part of the State’s intention to add 7,500 MW of offshore wind generating capacity by 2035. The Ocean Wind project is expected to achieve full commercial operation in 2025. On March 31, 2021, the BPU approved PSEG’s investment in Ocean Wind and the acquisition was completed in April 2021. Additionally, PSEG and Ørsted each owns 50% of Garden State Offshore Energy LLC (GSOE) which holds rights to an offshore wind lease area just south of New Jersey. PSEG and Ørsted are exploring opportunities to develop the GSOE lease area. In April 2021, PJM announced the opening of the first public policy Order 1000 bid window that would utilize the state agreement approach for transmission projects to support the full 7,500 MW of offshore wind generation that New Jersey plans to procure. The state agreement approach requires customers in the requesting state - in this case New Jersey - to pay for the costs of these public policy transmission projects. In September 2021, PSEG, under its newly-formed competitive transmission company, PSEG Renewables Transmission LLC, and Ørsted N.A, Transmission, LLC (Ørsted Transmission) jointly submitted several proposals in response to the solicitation, including multi-spur options and an offshore network proposal. If awarded, the projects would be developed through a 50/50 joint venture with Ørsted Transmission. The BPU has announced that it will select the winning proposals in the second half of 2022 with likely in-service dates by 2030.
Operational Excellence
We emphasize operational performance while developing opportunities in both our regulated and competitive businesses. In the first nine months of 2021, our utility continued its efforts to control costs while maintaining strong operational performance.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first nine months of 2021 as we
•maintained sufficient liquidity,
•maintained solid investment grade credit ratings, and
•increased our indicative annual dividend for 2021 to $2.04 per share and for 2022 to $2.16.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources without the issuance of new equity. Our planned capital requirements, which are driven by growth in our regulated utility, and the sale of our fossil generating fleet are expected to improve our financial flexibility. In conjunction with the sale of our Fossil business, in October 2021 we redeemed all of PSEG Power’s remaining debt. See Item 1. Note 12. Debt and Credit Facilities for additional details. We announced a $500 million share repurchase program subject to the closing of the Fossil sale.

Financial Results
The results for PSEG, PSE&G and PSEG Power for the three months and nine months ended September 30, 2021 and 2020 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Earnings (Losses)	2021	2020	2021	2020
	Millions
PSE&G	$389	$313	$1,175	$1,036
PSEG Power (A)	(1,933)	254	(2,255)	437
Other (B)	(20)	8	(13)	1
PSEG Net Income (Loss)	$(1,564)	$575	$(1,093)	$1,474

PSEG Net Income (Loss) Per Share (Diluted)	$(3.10)	$1.14	$(2.17)	$2.91

(A)Includes an after-tax impairment loss and other charges of $1,563 million for the three months and $1,936 million for the nine months ended September 30, 2021 related to the pending sale of PSEG Power’s Fossil generation assets. Includes an after-tax gain of $86 million for the three and nine months ended September 30, 2020 on the sale of PSEG Power’s interest in the Yards Creek generation facility. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
(B)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$(11)	$60	$68	$43
Non-Trading MTM Gains (Losses) (C)	$(478)	$(59)	$(718)	$(59)

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
(B)Net of tax (expense) benefit of $5 million and $(40) million for the three months and $(48) million and $(30) million for the nine months ended September 30, 2021 and 2020, respectively.
(C)Net of tax (expense) benefit of $188 million and $23 million for the three months and $280 million and $23 million for the nine months ended September 30, 2021 and 2020, respectively.
Our $2,139 million and $2,567 million decreases in Net Income for the three months and nine months ended September 30, 2021, respectively, were driven primarily by
•an impairment loss on the pending sale of the Fossil generation assets at PSEG Power (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information),
•higher MTM losses at PSEG Power due to rising energy prices, and
•a gain on the sale of PSEG Power’s ownership interest in the Yards Creek generation facility in 2020,
•partially offset by higher earnings due to continued investments in T&D programs at PSE&G, and

•higher pension and OPEB credits.
The decrease in Net Income for the three month period was also due to lower realized gains and higher unrealized losses on NDT Fund equity securities in 2021.
Disciplined Investment
We utilize rigorous criteria and consider a number of external factors, focusing on the value for our stakeholders, as well as other impacts, when determining how and when to efficiently deploy capital. We principally explore opportunities for investment in areas that complement our existing business and provide reasonable risk-adjusted returns and continuously assess and optimize our business mix as appropriate. In the first nine months of 2021, we
•made additional investments in T&D infrastructure projects on time and on budget,
•continued to execute our Energy Efficiency and other existing BPU-approved utility programs,
•closed on our acquisition of a 25% equity interest in the Ocean Wind project,
•continued to evaluate potential additional offshore wind opportunities, including submitting a number of proposals in response to an offshore transmission solicitation, and
•completed the sale of PSEG Power’s Solar Source units and are in the process of obtaining state and federal regulatory approvals to complete the sale of the fossil generation business.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect us, see Part I, Item 1. Business—Regulatory Issues in our Form 10-K and Item 5. Other Information in our Quarterly Reports on Form 10-Q for the periods ending March 31, 2021 and June 30, 2021 (first and second quarter 2021 10-Qs) and this Quarterly Report on Form 10-Q.
Transmission Rate Proceedings and ROE
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
In October 2021, FERC approved a settlement agreement effective August 1, 2021 that we reached with the BPU and the New Jersey Rate Counsel about the level of PSE&G’s base transmission ROE and other formula rate matters. The settlement reduces PSE&G’s base ROE from 11.18% to 9.9%. As a result of this settlement, PSE&G projects Net Income will decrease by approximately $50 million to $60 million during the first twelve months following the August 1, 2021 implementation date. The agreement provides that the settling parties will not seek changes to our transmission formula rate for three years. We will be implementing the effects of the agreement over the next several months.
Wholesale Power Market Design
In July 2021, PJM submitted to FERC a proposal to replace the current MOPR, which applies to both new and existing resources that receive certain out-of-market payments, with new provisions that accommodate state public policy programs that do not attempt to set the price of capacity. Under the PJM proposal, PSEG Power’s New Jersey nuclear plants that receive ZEC payments would not be subject to the MOPR. In September 2021, FERC issued a notice that it was not able to act on PJM’s proposed changes to the MOPR because of a split among the Commissioners on the lawfulness of PJM’s proposal. Therefore, PJM’s rules became automatically effective as of September 29, 2021 and will apply to the next base residual auction, which has been delayed until January 25, 2022 in order to allow entities additional time to meet the pre-auction deadlines.
In a second order related to the auction, FERC found that the current rules related to the Market Seller Offer Cap were unjust and unreasonable and ultimately eliminated the default offer cap. In its place, FERC adopted a unit-specific approach to reviewing certain capacity market offers. These new rules could result in lower capacity prices since market offers for many resource types will need to be approved by the Independent Market Monitor and PJM.
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
In January 2020, New Jersey rejoined the Regional Greenhouse Gas Initiative (RGGI). As a result, generating plants operating in New Jersey, including those owned by PSEG Power, that emit carbon dioxide emissions will be required to procure credits for each ton they emit. In response to RGGI, PJM initiated a process in 2019 to investigate the development of a carbon pricing mechanism that may mitigate the environmental and financial distortions that could occur when emissions “leak” from non-participating states to the RGGI states. If the process leads to a market solution, it could have a material impact on the value of PSEG Power’s generating fleet.
Environmental Regulation
We are subject to liability under environmental laws for the costs and penalties of remediating environmental contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. In particular, the historic operations of PSEG companies and the operations of numerous other companies along the Passaic and Hackensack Rivers are alleged by Federal and State agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes. In addition, PSEG Power will retain ownership of certain assets and liabilities excluded from the sale of its fossil generation business, primarily related to obligations under certain environmental regulations, including possible remediation obligations under the New Jersey Industrial Site Recovery Act and the Connecticut Transfer Act. The amounts for any such environmental remediation are not estimable, but may be material. We are also currently involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, and the costs and penalties of any such remediation efforts could be material.
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
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per MWh received during the current ZEC period through May 2022 referenced above. As a result, each nuclear plant is expected to receive ZEC revenue for an additional three years starting June 2022. The terms and conditions of this April 2021 ZEC award are the same as the current ZEC period as discussed above. While the ZEC program has preserved these units to date, PSEG will simultaneously seek long-term legislative or other solutions for our New Jersey nuclear plants that sufficiently values them for their carbon-free, fuel diversity and resilience attributes. No assurances can be given regarding future ZEC awards or other long-term solutions.
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
In May 2021, the New Jersey Rate Counsel filed an appeal with the New Jersey Appellate Division of the BPU’s April 2021 decision. PSEG cannot predict the outcome of these matters.
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
The Consolidated Appropriations Act, 2021 (CAA) was enacted in late December 2020. The CAA provides a 30% investment tax credit (ITC) for offshore wind projects that begin construction before December 31, 2025. In addition, on December 31, 2020, Notice 2021-05 was issued. For qualifying offshore wind projects, the notice extends the four year continuity safe harbor to ten calendar years commencing the calendar year after which construction of the project begins. This legislation and Notice will impact our offshore wind investment.
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
In March 2020, the federal Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. The CARES Act allows a five-year carryback of any net operating loss (NOL) generated in a taxable year beginning after December 31, 2017 and before January 1, 2021. The CARES Act allowed us to carry back the 2018 tax NOL generated by the final Section 163(j) regulations, which will provide a future tax benefit, subject to approval by the IRS and the Joint Committee on Taxation.
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance to capitalize on or otherwise address regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we will continue to:
•obtain approval of and execute on our utility capital investment program to modernize our infrastructure, improve the reliability of the service we provide to our customers, and align our sustainability and climate goals with New Jersey’s energy policy,
•focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•deliver on our Human Capital Management strategy to attract, develop and retain a diverse, high-performing workforce,
•successfully manage our energy obligations and re-contract our open supply positions in response to changes in prices and demand,
•advocate for federal and state programs to properly value New Jersey’s largest carbon-free generation resource in nuclear and measures that promote fair and efficient electricity markets, including recognition of the cost of emissions,
•engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business,
•successfully close the transactions involving PSEG Power’s fossil generating assets as we shift our business mix and continue to transition to a predominantly regulated utility and contracted generating company with a carbon-free nuclear and regional offshore wind fleet,
•seek a fair return for our T&D investments through our transmission formula rate, distribution infrastructure and clean energy investment programs and periodic distribution base rate case proceedings,
•successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations, and
•manage the risks and opportunities in environmental, social and governance (ESG) matters, which is an integral part of our long-term strategy to be a clean energy leader for the benefit of all stakeholders.

In addition to the risks described elsewhere in this Form 10-Q and in our Form 10-K, for 2021 and beyond, the key issues and challenges we expect our business to confront include:
•regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,
•the continuing impact of the ongoing coronavirus pandemic and the associated regulations and economic impacts, which could extend beyond the duration of the pandemic,
•future changes in federal and state tax laws, including The American Jobs Plan, Made in America Tax Plan, or any other associated tax legislation, and
•the impact of changes in demand, natural gas and electricity prices, and expanded efforts to decarbonize several sectors of the economy.
We continually assess a broad range of strategic options to maximize long-term stockholder value and address the interests of our multiple stakeholders. In assessing our options, we consider a wide variety of factors, including the performance and prospects of our businesses; the views of investors, regulators, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:
•investments in T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments such as CEF-EE, CEF-EV and CEF-ES,
•the further disposition or restructuring of our merchant generation business or portions thereof beyond the aforementioned sale of PSEG Power’s fossil and solar generating assets or other existing businesses or the acquisition or development of new businesses,
•investments in regional offshore wind with long-term contracts that provide revenue predictability and a reasonable risk-adjusted return,
•continued operation of our nuclear generation facilities, to the extent there is sufficient certainty that their operation will render an acceptable risk-adjusted return, and
•acquisitions, dispositions and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.
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

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,903	$2,370	$(467)	(20)	$6,666	$7,201	$(535)	(7)
Energy Costs	860	775	85	11	2,495	2,276	219	10
Operation and Maintenance	807	767	40	5	2,368	2,254	114	5
Depreciation and Amortization	283	317	(34)	(11)	946	956	(10)	(1)
(Gains) Losses on Asset Dispositions and Impairments	2,158	(122)	2,280	N/A	2,615	(122)	2,737	N/A
Income from Equity Method Investments	3	4	(1)	(25)	12	10	2	20
Net Gains (Losses) on Trust Investments	(17)	107	(124)	N/A	124	87	37	43
Other Income (Deductions)	35	39	(4)	(10)	93	81	12	15
Net Non-Operating Pension and OPEB Credits (Costs)	82	62	20	32	246	186	60	32
Interest Expense	144	149	(5)	(3)	437	453	(16)	(4)
Income Tax (Benefit) Expense	(682)	121	(803)	N/A	(627)	274	(901)	N/A

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,820	$1,660	$160	10	$5,407	$4,999	$408	8
Energy Costs	698	663	35	5	2,056	1,881	175	9
Operation and Maintenance	422	409	13	3	1,239	1,175	64	5
Depreciation and Amortization	226	218	8	4	698	657	41	6
Gain on Asset Dispositions	4	—	4	N/A	4	—	4	N/A
Net Gains (Losses) on Trust Investments	—	1	(1)	N/A	1	2	(1)	(50)
Other Income (Deductions)	20	28	(8)	(29)	72	81	(9)	(11)
Net Non-Operating Pension and OPEB Credits (Costs)	67	51	16	31	199	154	45	29
Interest Expense	102	97	5	5	301	291	10	3
Income Tax Expense (Benefit)	74	40	34	85	214	196	18	9

Three Months Ended September 30, 2021 as Compared to 2020
Operating Revenues increased $160 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $109 million due primarily to
•Transmission revenues were $64 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment, partially offset by the estimated impact of the ROE settlement. See Item 1. Note 6. Rate Filings.
•Gas distribution revenues increased $32 million due primarily to a reduction of $27 million in WNC revenue accruals in 2020, a $4 million increase in GSMP II revenues and a $1 million increase in Green Program Recovery Charge (GPRC) revenues in 2021.
•Electric distribution revenues increased $13 million due primarily to an increase of $20 million from CIP decoupling and a $5 million increase in GPRC collections, partially offset by a $12 million decrease attributable to lower sales volumes.
Commodity Revenues increased $30 million as a result of higher Electric revenues and higher Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS to retail customers and basic gas supply service (BGSS).
•Electric commodity revenues increased $21 million due primarily to a $12 million increase in sales volumes and $9 million in higher BGS prices.
•Gas commodity revenues increased $9 million due primarily to higher BGSS prices of $11 million, partially offset by lower BGSS sales volumes of $2 million.
Clause Revenues increased $7 million due primarily to a $16 million increase in the Tax Adjustment Credit (TAC) deferral, partially offset by an $8 million decrease in GPRC deferrals. The changes in TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals.
Other Operating Revenues increased $14 million due primarily to a $4 million increase in appliance service revenues and a $7 million increase in Transition Renewable Energy Certificate (TREC) revenues. These increases were partially offset by a $1 million decrease in ZEC revenues and a $1 million decrease in Solar Renewable Energy Certificate (SREC) revenues. The changes in TREC, ZEC and SREC components of revenues are entirely offset by changes in Energy Costs.
Operating Expenses
Energy Costs increased $35 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $13 million due primarily to a $23 million increase driven by timing of the 2020 COVID-19 deferral, the cumulative effect of which was recorded in September 2020, a $5 million increase in transmission expenditures, a $4 million increase in distribution operations maintenance and a $3 million increase in clause and renewable-related expenses, partially offset by a $9 million decrease in gas operations expenditures, a $7 million decrease in appliance service costs and a $6 million decrease in other operating expenses.
Depreciation and Amortization increased $8 million due primarily to a $16 million increase for additional plant placed in service, partially offset by a decrease of $8 million due to new transmission depreciation rates that became effective in August 2021.
Other Income (Deductions) decreased $8 million primarily due to a decrease in the Allowance for Funds Used During Construction (AFUDC).
Net Non-Operating Pension and OPEB Credits (Costs) increased $16 million due primarily to a $12 million decrease in interest cost and a $7 million increase in the expected return on plan assets, partially offset by a $2 million increase in the amortization of the net actuarial loss and a $1 million decrease in the amortization of net prior service credit.
Interest Expense increased $5 million due primarily to a $3 million reduction in AFUDC and a $1 million increase from net debt issuances in 2021.
Income Tax Expense increased $34 million due primarily to higher pre-tax income.
Nine Months Ended September 30, 2021 as Compared to 2020
Operating Revenues increased $408 million due to changes in delivery, commodity, clause and other operating revenues.

Delivery Revenues increased $191 million due primarily to
•Transmission revenues were $121 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment, partially offset by the estimated impact of the ROE settlement. See Item 1. Note 6. Rate Filings.
•Gas distribution revenues increased $51 million due primarily to a $28 million increase in GSMP II collections, a $26 million increase due to higher sales volumes and a $6 million increase in GPRC revenues. These increases were partially offset by a $9 million decrease in WNC revenue accruals in 2020.
•Electric distribution revenues increased $46 million due primarily to $21 million from CIP decoupling, $15 million in higher sales volumes and a $10 million increase in GPRC collections.
•Electric and Gas revenues decreased $27 million due to a net increase in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
Commodity Revenues increased $176 million as a result of higher Gas revenues and higher Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.
•Gas commodity revenues increased $101 million due primarily to higher BGSS prices of $60 million and higher BGSS sales volumes of $41 million.
•Electric commodity revenues increased $75 million due primarily to a $109 million increase in sales volumes, partially offset by $34 million in lower BGS prices.
Clause Revenues increased $23 million due primarily to higher SBC revenues of $19 million, an $18 million increase in TAC deferrals and a $3 million increase in Margin Adjustment Clause (MAC) credits. These increases were partially offset by a $16 million decrease in GPRC deferrals. The changes in SBC revenues and MAC credits and TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on SBC revenues, MAC credits or TAC and GPRC deferrals.
Other Operating Revenues increased $18 million due primarily to a $16 million increase in appliance service revenues and a $20 million increase in TREC revenues. These increases were partially offset by a $20 million decrease in SREC revenues and a $1 million decrease in ZEC revenues. The changes in TREC, SREC and ZEC components of revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $175 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $64 million due primarily to a $31 million increase in clause and renewable-related expenses, a $22 million increase in transmission expenditures, an $8 million increase in appliance service costs, a $6 million increase in corrective maintenance, and a $10 million increase in other operating expenses. These increases were partially offset by a $13 million decrease in gas operations expenditures.
Depreciation and Amortization increased $41 million due primarily to a $41 million increase related to additional plant in service, a $4 million increase in the amortization of Regulatory Assets and a $3 million increase in software amortization. These increases were partially offset by an $8 million decrease due to new transmission depreciation rates that became effective in August 2021.
Other Income (Deductions) decreased $9 million primarily due to a $7 million decrease in AFUDC and a $2 million decrease in solar loan interest.
Net Non-Operating Pension and OPEB Credits (Costs) increased $45 million due primarily to a $34 million decrease in interest cost and a $20 million increase in the expected return on plan assets, partially offset by a $5 million increase in the amortization of the net actuarial loss and a $4 million decrease in the amortization of net prior service credit.
Interest Expense increased $10 million due primarily to a $4 million increase from net debt issuances in 2021, a $3 million increase from net debt issuances in 2020 and a $3 million reduction in AFUDC in 2021.
Income Tax Expense increased $18 million due primarily to higher pre-tax income, partially offset by an increase in the tax benefits from the 2021 flowback of PSE&G’s excess deferred income tax liabilities and CEF program investments.

PSEG Power

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2021	2020	2021 vs. 2020		2021	2020	2021 vs. 2020
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$51	$746	$(695)	(93)	$1,598	$2,649	$(1,051)	(40)
Energy Costs	290	290	—	—	1,243	1,289	(46)	(4)
Operation and Maintenance	230	213	17	8	711	679	32	5
Depreciation and Amortization	50	91	(41)	(45)	225	276	(51)	(18)
(Gains) Losses on Asset Dispositions and Impairments	2,162	(122)	2,284	N/A	2,619	(122)	2,741	N/A
Income from Equity Method Investments	3	4	(1)	(25)	12	10	2	20
Net Gains (Losses) on Trust Investments	(17)	103	(120)	N/A	120	79	41	52
Other Income (Deductions)	16	11	5	45	20	—	20	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	12	8	4	50	35	25	10	40
Interest Expense	19	28	(9)	(32)	70	92	(22)	(24)
Income Tax Expense (Benefit)	(753)	118	(871)	N/A	(828)	112	(940)	N/A

Three Months Ended September 30, 2021 as Compared to 2020
Operating Revenues decreased $695 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $705 million due primarily to
•a net decrease of $565 million due to higher net MTM losses in 2021 as compared to 2020. Of this amount, there was a $736 million decrease due to changes in forward prices this year as compared to last year, partially offset by a $171 million increase due to gains on positions reclassified to realized upon settlement in 2021 as compared to losses in 2020,
•a net decrease of $117 million due primarily to $99 million in lower volumes of electricity sold under the BGS contracts, coupled with an $18 million impact from the transfer of responsibility for firm transmission services from BGS suppliers to the Electric Distribution Companies (EDCs),
•a net decrease of $29 million due primarily to lower prices in the PJM region coupled with lower net volumes sold in the New England (NE) region, partially offset by higher net volumes sold in PJM and higher prices in the New York (NY) region, and
•a net decrease of $17 million in solar revenues due to the sale of the solar plants in June 2021,
•partially offset by a net increase of $22 million in capacity revenues due primarily to lower load obligations in the PJM and NE regions, partially offset by the retirement of Bridgeport Harbor 3 (BH3) in the NE region.
Gas Supply Revenues increased $11 million due primarily to
•a net increase of $32 million related to sales to third parties, of which $34 million was due to higher average sales prices, partially offset by a decrease of $2 million due to lower volumes sold, and
•a net increase of $4 million in sales under the BGSS contract primarily due to higher prices of $6 million, partially offset by lower sales volumes of $2 million,
•partially offset by a decrease of $25 million due to higher MTM losses in 2021 as compared to 2020 driven by changes in forward prices.

Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs was flat due to
Generation costs decreased $46 million due primarily to
•a net decrease of $34 million in transmission costs due to an $18 million impact from the transfer of responsibility for firm transmission services under BGS contracts from BGS suppliers to the EDCs, coupled with a $16 million decrease from changes in BGS and other load,
•a net decrease of $20 million due primarily to a decrease in costs for Renewable Energy Credits related to load contracts in the PJM and NE regions, and
•a net decrease of $7 million due to higher net MTM gains in 2021 as compared to 2020. Of this amount, there was a $63 million decrease due to changes in forward prices this year as compared to last year, partially offset by a $56 million increase due to losses on positions reclassified to realized upon settlement in 2021 as compared to gains in 2020,
•partially offset by a net increase of $22 million in fuel costs due to higher gas prices in the NE and NY regions.
Gas costs increased $46 million due mainly to
•a net increase of $31 million related to sales to third parties, of which $33 million was due to an increase in the average cost of gas, partially offset by a decrease of $2 million due to lower volumes sold, and
•a net increase of $16 million related to sales under the BGSS contract, primarily due to higher prices. Included in the 2020 average cost of gas were $11 million of interstate gas pipeline refunds due to a settlement on pipeline rates from prior periods.
Operation and Maintenance increased $17 million due primarily to increased property tax and service agreement payments at our fossil plants coupled with higher planned outage costs in 2021 at our Salem nuclear plant, higher operating costs at both the Salem and Hope Creek nuclear plants and severance costs related to the sale of Fossil’s generating portfolio.
Depreciation and Amortization decreased $41 million due primarily to ceasing recording depreciation expense in August 2021 on Fossil’s generating portfolio, the sale of Solar Source in June 2021 and the retirement of the BH3 unit effective May 31, 2021.
(Gains) Losses on Asset Dispositions and Impairments reflects a $2,162 million impairment loss of Fossil’s generating portfolio in 2021 and a $122 million gain on the sale of our ownership interest in the Yards Creek generation facility in 2020.
Net Gains (Losses) on Trust Investments decreased $120 million due primarily to a $67 million decrease due to $33 million of net unrealized losses in 2021 as compared to $34 million of net unrealized gains on NDT Fund equity securities and a $53 million decrease in net realized gains on NDT Fund investments.
Other Income (Deductions) increased $5 million primarily due to higher interest and dividend income on NDT Fund investments in 2021.
Interest Expense decreased $9 million due primarily to $994 million of debt maturities in 2021 and $96 million in PSEG Power Senior Notes that were redeemed as part of the debt exchange with PSEG in 2020.
Income Tax Expense decreased $871 million due primarily to lower pre-tax income.
Nine Months Ended September 30, 2021 as Compared to 2020
Operating Revenues decreased $1,051 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $1,123 million due primarily to
•a net decrease of $985 million due to higher MTM losses in 2021 as compared to 2020. Of this amount, there was a $991 million decrease due to changes in forward prices this year as compared to last year, partially offset by a $6 million increase due to less losses on positions reclassified to realized upon settlement in 2021 as compared to 2020,
•a net decrease of $201 million due primarily to $132 million of lower volumes of electricity sold under the BGS contracts, coupled with a $69 million impact from the transfer of responsibility for firm transmission services from BGS suppliers to the EDCs, and
•a net decrease of $18 million in solar revenues due to the sale of the solar plants in June 2021,

•partially offset by a net increase of $43 million due primarily to higher average realized prices and higher volumes sold in the NE and NY regions. This was partially offset by lower realized prices in the PJM region, and
•a net increase of $39 million in capacity revenues due primarily to increases in auction prices in the PJM region, partially offset by lower capacity prices and the retirement of BH3 in the NE region.
Gas Supply Revenues increased $73 million due primarily to
•a net increase of $54 million in sales under the BGSS contract primarily due to higher sales volumes of $48 million and higher prices of $6 million, and
•a net increase of $52 million related to sales to third parties, of which $68 million was due to higher average sales prices, partially offset by $16 million due to lower volumes sold,
•partially offset by a decrease of $33 million due to higher MTM losses in 2021 as compared to 2020 driven by changes in forward prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $46 million due to
Generation costs decreased $135 million due primarily to
•a net decrease of $103 million due to higher net MTM gains in 2021 as compared to 2020. Of this amount, there was an $87 million decrease due to changes in forward prices this year as compared to last year coupled with a $16 million decrease due to more gains on positions reclassified to realized upon settlement in 2021 as compared to 2020,
•a net decrease of $101 million in transmission costs primarily due to a $69 million impact from the transfer of responsibility for firm transmission services under BGS contracts from BGS suppliers to the EDCs, coupled with a $32 million decrease from changes in BGS and other load, and
•a decrease of $11 million due to a lower-of-cost-or-market adjustment on oil inventory caused by a decrease in oil demand and pricing in 2020,
•partially offset by a net increase of $90 million in fuel costs reflecting higher gas prices in the PJM, NY, and NE regions coupled with the utilization of higher volumes of coal in the NE region.
Gas costs increased $89 million due mainly to
•a net increase of $46 million related to sales to third parties, of which $61 million was due to an increase in the average cost of gas, partially offset by a decrease of $15 million due to lower volumes sold, and
•a net increase of $43 million in costs related to sales under the BGSS contract, of which $41 million was due to higher send out volumes and $2 million due to an increase in the average cost of gas. Included in the 2020 average cost of gas were $18 million of interstate gas pipeline refunds due to a settlement on pipeline rates from prior periods.
Operation and Maintenance increased $32 million due primarily to a refueling outage in 2021 at our 100%-owned Hope Creek nuclear plant as compared to an outage in 2020 at our 57%-owned Salem 2 nuclear plant and severance costs related to the sale of Fossil’s generating portfolio, partially offset by lower costs in 2021 due to the sale of our ownership interest in the Yards Creek generation facility in September 2020.
Depreciation and Amortization decreased $51 million due primarily to ceasing depreciation expense on Fossil’s generating plants, the sale of Solar Source and the retirement of BH3 in 2021.
(Gains) Losses on Asset Dispositions and Impairments reflects $2,681 million of impairment losses of Fossil’s generating plants, partially offset by a $62 million gain from the sale of Solar Source in 2021 and a $122 million gain on the sale of our ownership interest in the Yards Creek generation facility in September 2020.
Net Gains (Losses) on Trust Investments increased $41 million due primarily to a $55 million increase in net realized gains on NDT Fund investments, partially offset by a $15 million increase in net unrealized losses on equity investments in the NDT Fund.
Other Income (Deductions) increased $20 million due primarily to less purchases of NOL tax benefits under the New Jersey Technology Tax Benefit Transfer Program and higher interest and dividend income on NDT Fund investments in 2021.

Non-Operating Pension and OPEB Credits (Costs) increased $10 million due to an $11 million decrease in interest cost and a $4 million increase in the expected return on plan assets, partially offset by $2 million in co-owner charges and a $2 million decrease in the amortization of net prior service credit.
Interest Expense decreased $22 million due primarily to lower interest expense due to $994 million of debt maturities in 2021 and $406 million of debt maturities in 2020, and $96 million in PSEG Power Senior Notes that were redeemed as part of the debt exchange with PSEG in 2020.
Income Tax Expense decreased $940 million due primarily to lower pre-tax income, partially offset by the recapture of ITCs related to the sale of Solar Source, the tax benefit in 2020 from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits, the purchase of less New Jersey NOL tax benefits in 2021 and higher NDT income in 2021 subject to the additional trust tax on the qualified fund.

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
For the nine months ended September 30, 2021, our operating cash flow decreased $1,339 million as compared to the same period in 2020. The net decrease was primarily due to the net changes from our subsidiaries, as discussed below, and lower tax refunds at the parent company, partially offset by tax refunds in 2021 as compared to tax payments in 2020 at Energy Holdings.
Current economic conditions have adversely impacted residential and C&I customer payment patterns. During the moratorium, as previously discussed, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will extend beyond the duration of the coronavirus pandemic.
PSE&G
PSE&G’s operating cash flow decreased $141 million from $1,424 million to $1,283 million for the nine months ended September 30, 2021, as compared to the same period in 2020, due primarily to increases in electric energy and vendor payments, a net increase in regulatory deferrals, and higher tax payments in 2021, partially offset by higher earnings.
PSEG Power
PSEG Power’s operating cash flow decreased $1,166 million from $1,000 million to $166 million for the nine months ended September 30, 2021, as compared to the same period in 2020, due to lower earnings and a $933 million reduction related to net cash collateral posting requirements and higher tax payments in 2021.
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
As part of the generation business, we hedge generation output to mitigate market price volatility. When prices increase, hedged positions could be out-of-the-money, requiring margin postings. In times of significantly rising market prices, those collateral postings could be substantial. During the third quarter of 2021, PSEG Power experienced a substantial increase in net cash collateral postings related to hedge positions that are out-of-the-money due to an increase in energy market prices, from $343 million at the end of June to $999 million at the end of September. PSEG issued short-term borrowings, including commercial paper, and provided short-term loans to PSEG Power in order to satisfy the increase in collateral postings and to prepare for the PSEG Power debt redemption. Subsequent to the end of September, collateral postings continued to increase and as a result, in October, PSEG Power borrowed $755 million from its credit facility to support its Senior Notes redemption and additional collateral postings, as needed. As of the end of October, PSEG Power’s collateral postings were approximately $1.3 billion.
In March 2020, PSEG entered into a $300 million, 364-day term loan agreement which was prepaid in January 2021. In May and March 2021, PSEG entered into two 364-day variable rate term loan agreements for $750 million and $500 million, respectively. In August 2021, PSEG entered into a $1.25 billion, 364-day variable rate term loan agreement. These term loans are not included in the credit facility amounts presented in the following table.
Our total credit facilities and available liquidity as of September 30, 2021 were as follows:

Company/Facility	As of September 30, 2021
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$1,207	$293
PSE&G	600	18	582
PSEG Power	2,000	123	1,877
Total	$4,100	$1,348	$2,752

As of September 30, 2021, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon, including access to external financing to meet redemptions. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $887 million and $840 million as of September 30, 2021 and December 31, 2020, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the third quarter of 2021,
•PSEG Power redeemed its $44 million of Pennsylvania Economic Development Financing Authority Variable Rate Bonds, and
•PSE&G issued $425 million of 1.90% Secured Medium-Term Notes, Series N, due August 2031.
In October 2021, PSEG redeemed all remaining outstanding Senior Notes of PSEG Power due to covenants that could trigger a default from the sale of PSEG Power’s fossil generating fleet. This included $700 million of 3.85% Senior Notes due to mature in June 2023, $250 million of 4.30% Senior Notes due to mature in November 2023, and $404 million of 8.63% Senior Notes due to mature in April 2031. These Senior Notes were redeemed at a redemption price that included a "make-whole" premium of approximately $294 million plus any interest accrued and unpaid to the redemption date, in each case, calculated in accordance with the indenture governing the Senior Notes. The debt redemption and “make-whole” premium were funded with a short-term loan from PSEG and borrowings under PSEG Power’s credit facility. In addition, approximately $4 million of other non-cash debt extinguishment costs will be recorded in October 2021.
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

Common Stock Dividends
On July 20, 2021, our Board of Directors declared a $0.51 dividend per share of common stock for the third quarter of 2021. This reflects an indicative annual dividend rate of $2.04 per share. On September 27, 2021, PSEG announced its indicative annual dividend rate of $2.16 for 2022. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 18. Earnings Per Share (EPS) and Dividends.
Credit Ratings
If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Credit Ratings shown are for securities that we typically issue. Outlooks are shown for the credit ratings at each entity and can be Stable, Negative, or Positive. In May 2021, Moody’s changed PSE&G’s outlook to Negative from Stable. In August 2021, Moody’s changed PSEG and PSEG Power’s outlook to Negative from Stable. In October 2021, Moody’s downgraded PSEG’s senior unsecured notes rating to Baa2 from Baa1, PSE&G’s mortgage bond rating to A1 from Aa3 and commercial paper rating to P2 from P1, and assigned PSEG Power an Issuer Credit Rating of Baa2. Moody’s outlooks of PSEG, PSE&G and PSEG Power were changed to Stable from Negative. With the redemption of PSEG Power’s Senior Notes, S&P maintains an Issuer Credit Rating of BBB. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

	Moody’s (A)	S&P (B)
PSEG
Outlook	Stable	Stable
Senior Notes	Baa2	BBB
Commercial Paper	P2	A2
PSE&G
Outlook	Stable	Stable
Mortgage Bonds	A1	A
Commercial Paper	P2	A2
PSEG Power
Outlook	Stable	Stable
Issuer Rating	Baa2	BBB

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
PSE&G
During the nine months ended September 30, 2021, PSE&G made capital expenditures of $1,818 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $88 million, which are included in operating cash flows.
PSEG Power
During the nine months ended September 30, 2021, PSEG Power made capital expenditures of $78 million, excluding $144 million for nuclear fuel, primarily related to various nuclear and fossil projects.

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
From July through September 2021, MTM VaR varied between a low of $22 million and a high of $76 million at the 95% confidence level. The range of VaR was wider for the three months ended September 30, 2021 as compared with the year ended December 31, 2020.

	MTM VaR
	Three Months Ended September 30, 2021	Year Ended December 31, 2020
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$76	$16
Average for the Period	$35	$10
High	$76	$18
Low	$22	$5
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$119	$24
Average for the Period	$54	$16
High	$119	$29
Low	$34	$8

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
Internal Controls
PSEG, PSE&G and PSEG Power
There have been no changes in internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the Form 10-K, see Part I, Item 1. Note 11. Commitments and Contingent Liabilities and Item 5. Other Information in the first and second quarter 2021 10-Qs and in this Quarterly Report on Form 10-Q.

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

ITEM 5. OTHER INFORMATION
Certain information reported in the Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the Form 10-K and first and second quarter 2021 10-Qs. References are to the related pages on the Form 10-K and the first quarter and second quarter 2021 Form 10-Qs.

Federal Regulation
Energy Clearing Prices
December 31, 2020 Form 10-K page 13, March 31, 2021 Form 10-Q page 82 and June 30, 2021 Form 10-Q page 91. In May 2020, FERC issued an order approving PJM’s proposal to modify the curves used for pricing reserves with FERC. The reforms include a consolidation of synchronized reserve products, improved use of existing capability for locational reserve needs, better alignment of reserve products in day-ahead and real-time markets, a downward-sloping operating reserve demand curve, and increased penalty factors to ensure use of all supply prior to a reserve shortage. These reforms are currently planned for implementation in May 2022. However, in August 2021, FERC filed a motion with the Court of Appeals for the D.C. Circuit (D.C. Circuit) seeking the D.C. Circuit’s approval to remand the case to allow FERC an opportunity to reassess its orders on PJM’s reserves reforms. We cannot predict the outcome of this proceeding and, specifically, whether FERC will modify PJM’s rules governing reserve pricing.
Capacity Market Issues
December 31, 2020 Form 10-K page 13 and June 30, 2021 Form 10-Q page 91. In July 2021, PJM submitted to FERC a proposal to replace the current MOPR, which applies to both new and existing resources that receive certain out-of-market payments, with new provisions that accommodate state public policy programs that do not attempt to set the price of capacity. Under the PJM proposal, PSEG Power’s New Jersey nuclear plants that receive ZEC payments would not be subject to the MOPR. In September 2021, FERC issued a notice that it was not able to act on PJM’s proposed changes to the MOPR because of a split among the Commissioners on the lawfulness of PJM’s proposal. Therefore, PJM’s rules became automatically effective as of September 29, 2021 and will apply to the next base residual auction, which has been delayed until January 25, 2022 in order to allow entities additional time to meet the pre-auction deadlines.
In a second order related to the auction, FERC found that the current rules related to the Market Seller Offer Cap were unjust and unreasonable and ultimately eliminated the default offer cap. In its place, FERC adopted a unit-specific approach to reviewing certain capacity market offers. These new rules could result in lower capacity prices since market offers for many resource types will need to be approved by the Market Monitor and PJM.
Transmission Rate Proceedings and Return on Equity
December 31, 2020 Form 10-K page 14 and June 30, 2021 Form 10-Q page 91. In October 2021, FERC approved a settlement agreement effective August 1, 2021 between PSE&G, the BPU and the New Jersey Rate Counsel related to the level of PSE&G’s base transmission ROE and other formula rate matters. The settlement reduces PSE&G’s base ROE from 11.18% to 9.9%. As a result of this settlement, PSE&G’s projects Net Income will decrease by approximately $50 million to $60 million during the first twelve months following the August 1, 2021 implementation date. The agreement provides that the settling parties will not seek changes to PSE&G’s transmission formula rate for three years. We will be implementing the effects of the settlement agreement over the next several months.
State Regulation
New Jersey Solar Initiatives
December 31, 2020 Form 10-K page 16 and June 30, 2021 Form 10-Q page 92. In July 2021, the BPU issued an order formally establishing the Successor Solar Incentive (SuSI) Program to serve as the permanent program for providing solar incentives to qualified solar electric generation facilities. The program provides for administratively-set incentive payments applicable to net-metered projects of 5 MW or less and an annual competitive solicitation applicable to grid-supply projects and net-metered C&I projects in excess of 5 MW. The SuSI Program commenced on August 28, 2021.
Environmental Matters
Environmental Justice
December 31, 2020 Form 10-K page 18. In September 2020, the New Jersey governor signed legislation that enacted an environmental justice process for applicants seeking environmental permits, including those emission permits regulated under Title V of the Clean Air Act, for facilities located in what the law defines as overburdened communities. In September 2021, the New Jersey Department of Environmental Protection (NJDEP) issued an administrative order requiring an environmental justice review of certain permit applications pursuant to the New Jersey Environmental Justice (EJ) Law. The order will remain in effect until implementing regulations under the EJ Law are promulgated, which are expected to be issued as early as Spring 2022. The impacts of the NJDEP’s action are being evaluated for both PSE&G and PSEG Power and the outcome cannot be determined at this time.
CO2 Regulation under the Clean Air Act
December 31, 2020 Form 10-K page 18. In June 2019, the EPA issued its final Affordable Clean Energy (ACE) rule as a replacement for the repealed Clean Power Plan, a GHG emission regulation for existing power plants. The ACE rule narrowly defines the “best system of emissions reductions” (BSER) as heat improvements to be applied only to an individual unit, excluding other potential mechanisms to address climate change. In September 2019, a coalition of power companies, including PSEG, filed a Petition for Review of the ACE rule with the D.C. Circuit challenging the EPA’s narrow interpretation of BSER. In January 2021, the D.C. Circuit vacated the ACE rule and remanded the rulemaking to the EPA for further consideration. In October 2021, the U.S. Supreme Court agreed to review the 2021 D.C. Circuit’s decision vacating the ACE Rule. We cannot predict the outcome of this matter or estimate its impact on our business or results of operations.

ITEM 6.EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10:	Equity Deferral Plan, amended effective October 21, 2021
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 10:	Equity Deferral Plan, amended effective October 21, 2021
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

c. PSEG Power:
Exhibit 10:	Equity Deferral Plan, amended effective October 21, 2021
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: November 2, 2021

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
Date: November 2, 2021

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
Date: November 2, 2021