Form 10-Q
period 2022-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2022-05-03
CIK 788784, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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
(Cover continued on next page)

(Cover continued from previous page)

If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2022, Public Service Enterprise Group Incorporated had outstanding 499,258,876 shares of its sole class of Common Stock, without par value.
As of April 19, 2022, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
Public Service Electric and Gas Company is a wholly owned subsidiary of Public Service Enterprise Group Incorporated and meets the conditions set forth in General Instruction H(1) of Form 10-Q. Public Service Electric and Gas Company is filing its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

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
•any equipment failures, accidents, critical operating technology or business system failures, severe weather events, acts of war, terrorism, sabotage, cyberattack or other incidents that may impact our ability to provide safe and reliable service to our customers;
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
•the failure to complete, or delays in completing, the Ocean Wind 1 offshore wind project and the failure to realize the anticipated strategic and financial benefits of this project;
•fluctuations in wholesale power and natural gas markets, including the potential impacts on the economic viability of our generation units;
•our ability to obtain adequate nuclear fuel supply;
•market risks impacting the operation of our nuclear generating stations;
•changes in technology related to energy generation, distribution and consumption and changes in customer usage patterns;
•third-party credit risk relating to our sale of nuclear generation output and purchase of nuclear fuel;
•any inability to meet our commitments under forward sale obligations;
•reliance on transmission facilities to maintain adequate transmission capacity for our nuclear generation fleet;
•the impact of changes in state and federal legislation and regulations on our business, including PSE&G’s ability to recover costs and earn returns on authorized investments;
ii

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

FILING FORMAT
This combined Quarterly Report on Form 10-Q is separately filed by Public Service Enterprise Group Incorporated (PSEG) and Public Service Electric and Gas Company (PSE&G). Information relating to any individual company is filed by such company on its own behalf. PSE&G is only responsible for information about itself and its subsidiaries.
Discussions throughout the document refer to PSEG and its direct operating subsidiaries. Depending on the context of each section, references to “we,” “us,” and “our” relate to PSEG or to the specific company or companies being discussed.

iii

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
OPERATING REVENUES	$2,313	$2,889
OPERATING EXPENSES
Energy Costs	1,245	1,029
Operation and Maintenance	794	778
Depreciation and Amortization	283	341
Losses on Asset Dispositions and Impairments	43	—
Total Operating Expenses	2,365	2,148
OPERATING INCOME (LOSS)	(52)	741
Income from Equity Method Investments	4	3
Net Gains (Losses) on Trust Investments	(68)	60
Other Income (Deductions)	5	25
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	94	82
Interest Expense	(137)	(146)
INCOME (LOSS) BEFORE INCOME TAXES	(154)	765
Income Tax Benefit (Expense)	152	(117)
NET INCOME (LOSS)	$(2)	$648
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	501	504
DILUTED	501	507
NET INCOME (LOSS) PER SHARE:
BASIC	$0.00	$1.29
DILUTED	$0.00	$1.28

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
NET INCOME (LOSS)	$(2)	$648
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $39 and $26 for 2022 and 2021, respectively	(61)	(42)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0 and $0 for 2022 and 2021, respectively	1	1
Pension/OPEB adjustment, net of tax (expense) benefit of $0 and $(2) for 2022 and 2021, respectively	—	3
Other Comprehensive Income (Loss), net of tax	(60)	(38)
COMPREHENSIVE INCOME (LOSS)	$(62)	$610

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,603	$818
Accounts Receivable, net of allowance of $341 in 2022 and $325 in 2021	1,728	1,859
Tax Receivable	8	9
Unbilled Revenues, net of allowance of $10 in 2022 and $12 in 2021	198	217
Fuel	67	296
Materials and Supplies, net	471	448
Prepayments	100	63
Derivative Contracts	144	72
Regulatory Assets	368	364
Assets Held for Sale	—	2,060
Other	41	44
Total Current Assets	4,728	6,250
PROPERTY, PLANT AND EQUIPMENT	44,303	43,684
Less: Accumulated Depreciation and Amortization	(9,569)	(9,318)
Net Property, Plant and Equipment	34,734	34,366
NONCURRENT ASSETS
Regulatory Assets	3,671	3,605
Operating Lease Right-of-Use Assets	195	201
Long-Term Investments	534	541
Nuclear Decommissioning Trust (NDT) Fund	2,491	2,637
Long-Term Tax Receivable	47	47
Long-Term Receivable of Variable Interest Entity (VIE)	833	828
Rabbi Trust Fund	219	242
Other Intangibles	22	20
Derivative Contracts	49	28
Other	251	234
Total Noncurrent Assets	8,312	8,383
TOTAL ASSETS	$47,774	$48,999

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2022	December 31, 2021
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$700	$700
Commercial Paper and Loans	1,676	3,519
Accounts Payable	956	1,315
Derivative Contracts	159	17
Accrued Interest	144	121
Accrued Taxes	312	67
Clean Energy Program	87	146
Obligation to Return Cash Collateral	384	179
Regulatory Liabilities	369	388
Liabilities Held for Sale	—	144
Other	505	476
Total Current Liabilities	5,292	7,072
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,463	5,759
Regulatory Liabilities	2,522	2,497
Operating Leases	184	191
Asset Retirement Obligations	1,586	1,573
OPEB Costs	568	572
OPEB Costs of Servco	647	640
Accrued Pension Costs	273	318
Accrued Pension Costs of Servco	171	174
Environmental Costs	237	245
Derivative Contracts	23	17
Long-Term Accrued Taxes	66	100
Other	176	184
Total Noncurrent Liabilities	11,916	12,270
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	16,968	15,219
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2022 and 2021—534 shares	4,978	5,045
Treasury Stock, at cost, 2022 and 2021—37 and 30 shares, respectively	(1,336)	(896)
Retained Earnings	10,366	10,639
Accumulated Other Comprehensive Loss	(410)	(350)
Total Stockholders’ Equity	13,598	14,438
Total Capitalization	30,566	29,657
TOTAL LIABILITIES AND CAPITALIZATION	$47,774	$48,999

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2)	$648
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	283	341
Amortization of Nuclear Fuel	50	49
Losses on Asset Dispositions and Impairments	43	—
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	28	43
Provision for Deferred Income Taxes (Other than Leases) and ITC	(340)	96
Non-Cash Employee Benefit Plan (Credits) Costs	(60)	(44)
Leveraged Lease (Income), (Gains) and Losses, Adjusted for Rents Received and Deferred Taxes	31	16
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	847	46
Cost of Removal	(30)	(27)
Net Change in Regulatory Assets and Liabilities	(122)	(28)
Net (Gains) Losses and (Income) Expense from NDT Fund	54	(68)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	1	66
Accrued Taxes	215	(44)
Cash Collateral	(683)	(44)
Obligation to Return Cash Collateral	205	(4)
Other Current Assets and Liabilities	20	(26)
Employee Benefit Plan Funding and Related Payments	(6)	(3)
Other	(62)	10
Net Cash Provided By (Used In) Operating Activities	472	1,027
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(686)	(633)
Proceeds from Sales of Trust Investments	501	662
Purchases of Trust Investments	(510)	(660)
Proceeds from Sales of Long-Lived Assets	1,890	—
Other	(12)	7
Net Cash Provided By (Used In) Investing Activities	1,183	(624)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(593)	(598)
Proceeds from Short-Term Loans	—	500
Payment of Short-Term Loans	(1,250)	(300)
Issuance of Long-Term Debt	1,750	900
Redemption of Long-Term Debt	—	(300)
Payments for Share Repurchase Program	(500)	—
Cash Dividends Paid on Common Stock	(271)	(258)
Other	(12)	(78)
Net Cash Provided By (Used In) Financing Activities	(876)	(134)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	779	269
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	863	572
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,642	$841
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$—	$(25)
Interest Paid, Net of Amounts Capitalized	$115	$95
Accrued Property, Plant and Equipment Expenditures	$295	$258

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2021	534	$5,045	(30)	$(896)	$10,639	$(350)	$14,438
Net Loss	—	—	—	—	(2)	—	(2)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $39	—	—	—	—	—	(60)	(60)
Comprehensive Loss							(62)
Cash Dividends at $0.54 per share on Common Stock	—	—	—	—	(271)	—	(271)
Payments for Share Repurchase Program	—	(50)	(7)	(450)	—	—	(500)
Other	—	(17)	—	10	—	—	(7)
Balance as of March 31, 2022	534	$4,978	(37)	$(1,336)	$10,366	$(410)	$13,598

Balance as of December 31, 2020	534	$5,031	(30)	$(861)	$12,318	$(504)	$15,984
Net Income	—	—	—	—	648	—	648
Other Comprehensive Income (Loss), net of tax (expense) benefit of $24	—	—	—	—	—	(38)	(38)
Comprehensive Income							610
Cash Dividends at $0.51 per share on Common Stock	—	—	—	—	(258)	—	(258)
Other	—	(18)	—	(41)	—	—	(59)
Balance as of March 31, 2021	534	$5,013	(30)	$(902)	$12,708	$(542)	$16,277

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
OPERATING REVENUES	$2,284	$2,073
OPERATING EXPENSES
Energy Costs	968	849
Operation and Maintenance	463	424
Depreciation and Amortization	241	241
Total Operating Expenses	1,672	1,514
OPERATING INCOME	612	559
Net Gains (Losses) on Trust Investments	—	1
Other Income (Deductions)	19	28
Net Non-Operating Pension and OPEB Credits (Costs)	70	66
Interest Expense	(103)	(98)
INCOME BEFORE INCOME TAXES	598	556
Income Tax Benefit (Expense)	(89)	(79)
NET INCOME	$509	$477

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
NET INCOME	$509	$477
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $1 and $1 for 2022 and 2021, respectively	(3)	(3)
COMPREHENSIVE INCOME	$506	$474

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$910	$294
Accounts Receivable, net of allowance of $341 in 2022 and $325 in 2021	1,189	1,050
Unbilled Revenues, net of allowance of $10 in 2022 and $12 in 2021	198	217
Materials and Supplies, net	246	233
Prepayments	20	15
Regulatory Assets	368	364
Other	27	33
Total Current Assets	2,958	2,206
PROPERTY, PLANT AND EQUIPMENT	39,136	38,588
Less: Accumulated Depreciation and Amortization	(7,799)	(7,640)
Net Property, Plant and Equipment	31,337	30,948
NONCURRENT ASSETS
Regulatory Assets	3,671	3,605
Operating Lease Right-of-Use Assets	91	92
Long-Term Investments	175	181
Rabbi Trust Fund	39	43
Other	128	123
Total Noncurrent Assets	4,104	4,044
TOTAL ASSETS	$38,399	$37,198

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2022	December 31, 2021
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Accounts Payable	$496	$571
Accounts Payable—Affiliated Companies	420	418
Accrued Interest	114	107
Clean Energy Program	87	146
Obligation to Return Cash Collateral	384	179
Regulatory Liabilities	369	388
Other	421	376
Total Current Liabilities	2,291	2,185
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,990	4,874
Regulatory Liabilities	2,522	2,497
Operating Leases	81	83
Asset Retirement Obligations	363	363
OPEB Costs	348	354
Accrued Pension Costs	105	132
Environmental Costs	184	191
Long-Term Accrued Taxes	6	6
Other	138	145
Total Noncurrent Liabilities	8,737	8,645
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	12,292	11,795
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2022 and 2021—132 shares	892	892
Contributed Capital	1,170	1,170
Basis Adjustment	986	986
Retained Earnings	12,033	11,524
Accumulated Other Comprehensive Income (Loss)	(2)	1
Total Stockholder’s Equity	15,079	14,573
Total Capitalization	27,371	26,368
TOTAL LIABILITIES AND CAPITALIZATION	$38,399	$37,198

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$509	$477
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	241	241
Provision for Deferred Income Taxes and ITC	41	32
Non-Cash Employee Benefit Plan (Credits) Costs	(45)	(39)
Cost of Removal	(30)	(27)
Net Change in Regulatory Assets and Liabilities	(122)	(28)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(120)	(39)
Materials and Supplies	(13)	(3)
Prepayments	(5)	(8)
Accounts Payable	(26)	(99)
Accounts Receivable/Payable—Affiliated Companies, net	86	9
Obligation to Return Cash Collateral	205	(4)
Other Current Assets and Liabilities	44	39
Employee Benefit Plan Funding and Related Payments	(3)	—
Other	(26)	(33)
Net Cash Provided By (Used In) Operating Activities	736	518
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(628)	(586)
Proceeds from Sales of Trust Investments	5	16
Purchases of Trust Investments	(4)	(10)
Solar Loan Investments	4	2
Other	2	4
Net Cash Provided By (Used In) Investing Activities	(621)	(574)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	—	(100)
Issuance of Long-Term Debt	500	900
Redemption of Long-Term Debt	—	(300)
Other	(5)	(8)
Net Cash Provided By (Used In) Financing Activities	495	492
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	610	436
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	339	233
Cash, Cash Equivalents and Restricted Cash at End of Period	$949	$669
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$—	$51
Interest Paid, Net of Amounts Capitalized	$95	$81
Accrued Property, Plant and Equipment Expenditures	$245	$218

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2021	$892	$1,170	$986	$11,524	$1	$14,573
Net Income	—	—	—	509	—	509
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(3)	(3)
Comprehensive Income						506
Balance as of March 31, 2022	$892	$1,170	$986	$12,033	$(2)	$15,079

Balance as of December 31, 2020	$892	$1,170	$986	$10,078	$3	$13,129
Net Income	—	—	—	477	—	477
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(3)	(3)
Comprehensive Income						474
Balance as of March 31, 2021	$892	$1,170	$986	$10,555	$—	$13,603

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies
Organization
Public Service Enterprise Group Incorporated (PSEG) is a public utility holding company that, acting through its wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a carbon-free generation and infrastructure company. PSEG’s two reportable segments are:
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
•PSEG Power LLC (PSEG Power)—which is an energy supply company that integrates the operations of its merchant nuclear generating assets with its fuel supply functions through competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency (EPA) and the states in which they operate.
PSEG’s other direct wholly owned subsidiaries are: PSEG Energy Holdings L.L.C. (Energy Holdings), which holds investments in offshore wind ventures and a legacy portfolio of lease investments; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) electric transmission and distribution (T&D) system under an Operations Services Agreement (OSA); and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
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
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting guidance generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2021.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2021) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Other (A)	Consolidated
	Millions
As of December 31, 2021
Cash and Cash Equivalents	$294	$524	$818
Restricted Cash in Other Current Assets	28	—	28
Restricted Cash in Other Noncurrent Assets	17	—	17
Cash, Cash Equivalents and Restricted Cash	$339	$524	$863

As of March 31, 2022
Cash and Cash Equivalents	$910	$693	$1,603
Restricted Cash in Other Current Assets	22	—	22
Restricted Cash in Other Noncurrent Assets	17	—	17
Cash, Cash Equivalents and Restricted Cash	$949	$693	$1,642

(A)Includes amounts applicable to PSEG (parent company), PSEG Power, Energy Holdings and Services.
Property, Plant and Equipment
In February 2022, the NRC issued an order related to its review of the subsequent license renewal (SLR) application for the Peach Bottom nuclear units. While the NRC had previously granted the SLR to the Peach Bottom units, the NRC was responding to pending motions that had not previously been adjudicated. In its decision, the NRC concluded that the previous environmental review required by the National Environmental Policy Act (NEPA) was incomplete because it did not adequately address environmental impacts resulting from extending the units’ licenses by 20 years. As a result, at the direction of the NRC, the NRC staff changed the expiration dates for the licenses back to 2033 and 2034, until the completion of the NEPA analysis. The NRC directed, however, that the subsequently renewed licenses themselves remain in effect. The NRC also stated that it fully expects that the staff will complete its update of the NEPA analysis before 2033. As such, at this time, PSEG has not adjusted the useful lives or the assumed shutdown probabilities assigned to the Asset Retirement Obligations (ARO) of the units as PSEG believes that the licenses will be updated to reflect the approved 2053 and 2054 expiration dates within the current license period. PSEG will continue to monitor this matter for further developments and any change to the estimated useful lives and ARO probabilities could have an adverse financial statement impact, which may be material.

Note 2. Recent Accounting Standards
New Standards Issued and Adopted
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options—Accounting Standards Update (ASU) 2021-04
This accounting standard clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange. It provides guidance on how an issuer would determine whether it should recognize the modification or exchange as an adjustment to equity or an expense.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Government Assistance —Disclosures by Business Entities about Government Assistance—ASU 2021-10
This accounting standard increases transparency in financial reporting by requiring business entities to disclose, in notes to financial statements, certain information when they (i) have received government assistance and (ii) use a grant or contribution accounting model by analogy to other accounting guidance.
The standard is effective for fiscal years beginning after December 15, 2021. PSEG adopted this standard prospectively on January 1, 2022. Adoption of this standard did not have an impact on the financial statements of PSEG and PSE&G.
New Standards Issued But Not Yet Adopted as of March 31, 2022
Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers—ASU 2021-08
This accounting standard amends the business combination guidance by requiring entities to apply the revenue recognition standard to recognize and measure contract assets and contract liabilities in a business combination.
The standard is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. Amendments in this standard will be applied prospectively to business combinations occurring on or after the effective date of the amendments. PSEG is currently analyzing the impact of this standard on its financial statements.
Derivative and Hedging: Fair Value Hedging-Portfolio Layer Method—ASU 2022-01
This accounting standard amends the derivative and hedging guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The standard allows entities to expand their use of the portfolio layer method (previously known as the last of layer method) for fair value hedges of interest rate risk. Under this guidance, entities can now hedge all financial assets under the portfolio layer method and designate multiple hedged layers within a single closed portfolio. The standard also clarifies the accounting for fair value hedge basis adjustments in portfolio layer hedges and how these adjustments should be disclosed.
The standard is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. Amendments in this standard will be applied: (i) prospectively to designation of multiple hedged layers of a single closed portfolio, (ii) on a modified retrospective basis for amendments related to hedge basis adjustments under the portfolio layer method, and (iii) on a prospective or retrospective basis for the amendments related to disclosures. PSEG is currently analyzing the impact of this standard on its financial statements.
Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures—ASU 2022-02
This accounting standard eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses guidance and enhances the disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. It also amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases.
The standard is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. Amendments in this standard will be applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings where there is an option to apply a modified retrospective transition method. PSEG is currently analyzing the impact of this standard on its financial statements.

Note 3. Revenues
Nature of Goods and Services
The following is a description of principal activities by which PSEG and its subsidiaries generate their revenues.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Revenues Unrelated to Contracts with Customers
Other PSE&G revenues unrelated to contracts with customers are derived from alternative revenue mechanisms recorded pursuant to regulatory accounting guidance. These revenues, which include the Conservation Incentive Program (CIP), green energy program true-ups and transmission formula rate true-ups, are not a material source of PSE&G revenues.
Other
Revenues from Contracts with Customers
Electricity and Related Products—Wholesale load contracts have been executed in the different Independent System Operator (ISO) regions for the bundled supply of energy, capacity, renewable energy credits and ancillary services representing PSEG Power’s performance obligations. Revenue for these contracts is recognized over time as the bundled service is provided to the customer. Transaction terms generally run from several months to three years. PSEG Power also sells to the ISOs energy and ancillary services which are separately transacted in the day-ahead or real-time energy markets. The energy and ancillary services performance obligations are typically satisfied over time as delivered and revenue is recognized accordingly. PSEG generally reports electricity sales and purchases conducted with those individual ISOs net on an hourly basis in either Operating Revenues or Energy Costs in its Condensed Consolidated Statements of Operations. The classification depends on the net hourly activity.
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
PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants have been awarded Zero Emission Certificates (ZECs) by the BPU through May 2025. These nuclear plants are expected to receive ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognizes revenue when the units generate electricity, which is when the performance obligation is satisfied. These revenues are included in PJM Sales in the following tables. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.
Disaggregation of Revenues

	PSE&G	Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2022
Revenues from Contracts with Customers
Electric Distribution	$720	$—	$—	$720
Gas Distribution	1,047	—	(1)	1,046
Transmission	392	—	—	392
Electricity and Related Product Sales
PJM
Third-Party Sales	—	582	—	582
Sales to Affiliates	—	56	(56)	—
New York ISO	—	88	—	88
ISO New England	—	86	—	86
Gas Sales
Third-Party Sales	—	136	—	136
Sales to Affiliates	—	526	(526)	—
Other Revenues from Contracts with Customers (B)	85	146	(1)	230
Total Revenues from Contracts with Customers	2,244	1,620	(584)	3,280
Revenues Unrelated to Contracts with Customers (C)	40	(1,007)	—	(967)
Total Operating Revenues	$2,284	$613	$(584)	$2,313

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2021
Revenues from Contracts with Customers
Electric Distribution	$707	$—	$—	$707
Gas Distribution	896	—	(3)	893
Transmission	399	—	—	399
Electricity and Related Product Sales
PJM
Third-Party Sales	—	471	—	471
Sales to Affiliates	—	88	(88)	—
New York ISO	—	48	—	48
ISO New England	—	51	—	51
Gas Sales
Third-Party Sales	—	60	—	60
Sales to Affiliates	—	410	(410)	—
Other Revenues from Contracts with Customers (B)	75	151	(1)	225
Total Revenues from Contracts with Customers	2,077	1,279	(502)	2,854
Revenues Unrelated to Contracts with Customers (C)	(4)	39	—	35
Total Operating Revenues	$2,073	$1,318	$(502)	$2,889

(A)Other consists of revenues at PSEG Power, Energy Holdings and PSEG LI.
(B)Includes primarily revenues from appliance repair services and the sale of SRECs at auction at PSE&G, PSEG Power’s energy management fee with LIPA and PSEG LI’s OSA with LIPA in Other. Other also includes PSEG Power’s solar power projects in 2021.
(C)Includes primarily alternative revenues at PSE&G, derivative contracts and lease contracts in Other.
Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of March 31, 2022 and December 31, 2021. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 20% and 21% of accounts receivable (including unbilled revenues) as of March 31, 2022 and December 31, 2021, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported in the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the ongoing coronavirus pandemic (COVID-19) on the outstanding balances as of March 31, 2022. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause mechanism. As of March 31, 2022, PSE&G has a deferred balance of $145 million from electric bad debts recorded as a Regulatory Asset. In addition, PSE&G has deferred incremental gas bad debt expense of $66 million as a Regulatory Asset for future regulatory recovery due to the impact of the ongoing pandemic. See Note 6. Rate Filings for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months ended March 31, 2022 and 2021:

	2022	2021
	Millions
Balance at Beginning of Year	$337	$206
Utility Customer and Other Accounts
Provision	33	44
Write-offs, net of Recoveries of $8 million and $2 million in 2022 and 2021, respectively	(19)	(11)
Balance at End of Period	$351	$239

Other
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of March 31, 2022 and December 31, 2021.
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
PSEG Power’s accounts receivable consist mainly of revenues from wholesale load contracts and capacity sales which are executed in the different ISO regions. PSEG Power also sells energy and ancillary services directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of March 31, 2022 or December 31, 2021. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
PSEG LI did not have any material contract balances as of March 31, 2022 and December 31, 2021.
Remaining Performance Obligations under Fixed Consideration Contracts
PSEG primarily records revenues as allowed by the guidance, which states that if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. PSEG has future performance obligations under contracts with fixed consideration as follows:
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

Delivery Year	$ per MW-Day	MW Cleared
June 2021 to May 2022	$142	3,700
June 2022 to May 2023	$97	3,300

Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $56 million.
Amended OSA—In April 2022, PSEG LI entered into an amended OSA with LIPA. The OSA remains a 12-year services contract ending in 2025 with annual fixed and variable components. The fixed fee for the provision of services thereunder in 2022 is approximately $40 million and is updated each year based on the change in the Consumer Price Index.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Early Plant Retirements/Asset Dispositions and Impairments
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour (KWh) used (which is equivalent to approximately $10 per megawatt hour (MWh) generated in payments to selected nuclear plants (ZEC payment)). Each nuclear plant is receiving ZEC revenue for approximately three years, through May 2022.
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
In the event that (i) the ZEC program is overturned or is otherwise materially adversely modified through legal process; or (ii) any of the Salem 1, Salem 2 and Hope Creek plants is not sufficiently valued for its environmental, fuel diversity or resilience attributes in future periods and does not otherwise experience a material financial change that would remove the need for such attributes to be sufficiently valued, PSEG Power will take all necessary steps to cease to operate all of these plants. Alternatively, even with sufficient valuation of these attributes, if the financial condition of the plants is materially adversely impacted by changes in commodity prices, FERC’s changes to the capacity market construct (absent sufficient capacity revenues provided under a program approved by the BPU in accordance with a FERC-authorized capacity mechanism), or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act (CWA) and related state regulations, or other factors, PSEG Power will take all necessary steps to cease to operate all of these plants and will incur associated costs and accounting charges. These may include, among other things, one-time impairment charges or accelerated Depreciation and Amortization Expense on the remaining carrying value of the plants, potential penalties associated with the early termination of capacity obligations and fuel contracts, accelerated asset retirement costs, severance costs, environmental remediation costs and, in certain circumstances potential additional funding of the Nuclear Decommissioning Trust Fund, which would result in a material adverse impact on PSEG’s results of operations.
Non-Nuclear
In August 2021, PSEG entered into two agreements to sell PSEG Power’s 6,750 MW fossil generating portfolio, one agreement for the sale of assets in New Jersey and Maryland and another agreement for the sale of assets located in New York and Connecticut, to newly formed subsidiaries of ArcLight Energy Partners Fund VII, L.P., a fund controlled by ArcLight Capital Partners, LLC for aggregate consideration of approximately $1,920 million. In February 2022, PSEG completed the sale of this fossil generating portfolio. PSEG Power has retained ownership of certain assets and liabilities excluded from the transactions primarily related to obligations under certain environmental regulations, including possible remediation obligations under the New Jersey Industrial Site Recovery Act and the Connecticut Transfer Act. The amounts for any such environmental remediation are not currently estimable, but may be material.
In 2021, PSEG had recorded a pre-tax impairment loss on sale of approximately $2,691 million as the purchase price was lower than the carrying value. As defined in each agreement, further adjustments were required as a result of purchase price and working capital adjustments, including an adjustment for positive or negative cash flow of the fossil generating assets based on actual performance starting after December 31, 2021 through the respective closing dates. As a result, in 2022, PSEG Power recorded an additional pre-tax impairment of approximately $43 million. Further amounts may be recorded as a result of any

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

additional purchase price or working capital adjustments as defined in each agreement; however, these adjustments are not expected to be material.

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $123 million for each of the three months ended March 31, 2022 and 2021 of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.
VIE for which PSEG is not the Primary Beneficiary
PSEG holds a 25% equity interest in Ocean Wind JV HoldCo, LLC (OWH), which holds the Ocean Wind 1 project that is expected to achieve full commercial operation in 2025. OWH is considered a VIE since its equity investments at risk are not sufficient to permit this entity to finance its activities without additional subordinated financial support. Since PSEG does not have voting control or the power to direct the activities of OWH that most significantly impact its economic performance, PSEG has determined that it is not the primary beneficiary and therefore accounts for this investment under the equity method. As of March 31, 2022 and December 31, 2021, PSEG’s carrying amount of its investment in OWH was $124 million and $111 million, respectively, which is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. PSEG’s maximum exposure to loss is limited to the carrying amount of its investment and additional planned funding of approximately $250 million to support continued project development to its final investment decision.

Note 6. Rate Filings
This Note should be read in conjunction with Note 7. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2021.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU are as follows:
Basic Generation Service (BGS)—In January 2022, the BPU approved changes to BGS rates as a result of the FERC-approved changes to transmission charges, primarily as a result of the decrease in PSE&G’s transmission formula rate return on equity. PSE&G’s BGS customers are being credited over a 12-month period effective February 1, 2022.
BGSS—In April 2022, the BPU gave final approval to PSE&G’s request to maintain the current BGSS rate of approximately 41 cents per therm which had been provisionally approved effective February 1, 2022.
Clean Energy Future (CEF)-Energy Cloud (EC) or Advanced Metering Infrastructure (AMI) Initiative—As a result of PSE&G’s approved CEF-EC filing in 2021 to provide smart meters to its electric customers, PSE&G expects to retire most of its current solid state electric meters by the end of 2024. As of March 31, 2022 and December 31, 2021, the net book value of these meters was $188 million and $192 million, respectively. The filing also approved the recovery of and on the stranded costs associated with the retirement of the existing meters.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

COVID-19 Deferral—PSE&G continues to make quarterly filings as required by the BPU and has recorded a Regulatory Asset as of March 31, 2022 of approximately $120 million for net incremental costs, including $66 million for incremental gas bad debt expense associated with customer accounts receivable, which PSE&G expects are probable of recovery under the BPU order.
Energy Strong II—In April 2022, PSE&G updated its pending Energy Strong II petition to request a change in its previously filed electric revenue requirement. The updated petition seeks annual electric and gas revenue increases of $17 million and $1 million, respectively, with rates effective no earlier than May 1, 2022. This matter is pending.
Gas System Modernization Program (GSMP II)—In March 2022, PSE&G updated its petition previously filed in December 2021 seeking BPU approval to recover in gas base rates an annual revenue increase of approximately $25 million effective June 1, 2022 representing the return on and of GSMP II investments placed in service through February 2022.
Remediation Adjustment Charge (RAC)—In March 2022, PSE&G filed its RAC 29 petition with the BPU seeking recovery of $44 million of net Manufactured Gas Plant (MGP) remediation expenditures incurred from August 1, 2020 through July 31, 2021. This matter is pending.
ZEC Program—In April 2022, the BPU approved PSE&G’s petition to refund a total of $4 million, including interest, for overcollections resulting from the ZEC program for the energy year ended May 31, 2021.

Note 7. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of March 31, 2022, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 8. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2021 for operating leases in which PSEG and its subsidiaries are lessees.
PSEG and its subsidiaries, as lessors, have lease agreements with lease and non-lease components, which are primarily related to generating facilities and real estate assets. Rental income from these leases is included in Operating Revenues.
PSEG Nuclear, LLC, a wholly owned subsidiary of PSEG Power, is the lessor in an operating lease for certain parcels of land with terms of 28 years from commencement, plus five optional renewal periods of ten years.
Prior to the sale in June 2021 of PSEG Solar Source LLC, an indirect wholly owned subsidiary of PSEG Power, certain of PSEG Power’s sales agreements related to its solar generating plants qualified as operating leases. Lease income was based on solar energy generation; therefore, all rental income recorded under these leases was variable.
Energy Holdings is the lessor in leveraged leases. See Note 8. Financing Receivables.
Energy Holdings is the lessor in two operating leases for domestic energy generation facilities with remaining terms through 2036, one of which has an optional renewal period and real estate assets with remaining terms through 2049. As of March 31, 2022, Energy Holdings’ property subject to these leases had a total carrying value of $123 million.
The following is the operating lease income for the three months ended March 31, 2022 and 2021:

Operating Lease Income
Millions
Three Months Ended March 31, 2022
Fixed Lease Income	$8
Variable Lease Income	—
Total Operating Lease Income	$8

Three Months Ended March 31, 2021
Fixed Lease Income	$5
Variable Lease Income	5
Total Operating Lease Income	$10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of March 31, 2022, none of the solar loans were impaired; however, in the event of a loan default, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	March 31, 2022	December 31, 2021
	Millions
Commercial/Industrial	$113	$116
Residential	5	5
Total	118	121
Current Portion (included in Accounts Receivable)	(30)	(29)
Noncurrent Portion (included in Long-Term Investments)	$88	$92

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of March 31, 2022	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$14	prior to 2013	10 years	15 years
Solar Loan II	55	prior to 2015	10 years	15 years
Solar Loan III	49	largely funded as of March 31, 2022	10 years	10 years
Total	$118

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of March 31, 2022 and have an average remaining life of approximately four years. There are no remaining residential loans outstanding under the Solar Loan 1 program.
Energy Holdings
Energy Holdings, through its indirect subsidiaries, has investments in assets subject to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third-party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Condensed Consolidated Balance Sheets. As an equity investor, Energy Holdings’ equity investments in the leases are comprised of the total expected lease receivables over the lease terms plus the estimated residual values at the end of the lease terms, reduced for any income not yet earned on the leases. This amount is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Condensed Consolidated Balance Sheets.
Leveraged leases outstanding as of March 31, 2022 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investment as of March 31, 2022 and December 31, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
	March 31, 2022	December 31, 2021
	Millions
Lease Receivables (net of Non-Recourse Debt)	$249	$274
Unearned and Deferred Income	(84)	(87)
Gross Investments in Leases	165	187
Deferred Tax Liabilities	(40)	(42)
Net Investments in Leases	$125	$145

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of March 31, 2022
As of March 31, 2022
Millions
AA	$8
A-	47
BBB+ to BBB	194
Total	$249

PSEG recorded no credit losses for the leveraged leases existing on March 31, 2022. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of March 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$496	$326	$(3)	$819
International	333	98	(18)	413
Total Equity Securities	829	424	(21)	1,232
Available-for-Sale Debt Securities
Government	676	2	(38)	640
Corporate	649	3	(35)	617
Total Available-for-Sale Debt Securities	1,325	5	(73)	1,257
Total NDT Fund Investments (A)	$2,154	$429	$(94)	$2,489

(A)The NDT Fund Investments table excludes foreign currency of $2 million as of March 31, 2022, which is part of the NDT Fund.

	As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$491	$363	$(3)	$851
International	346	119	(15)	450
Total Equity Securities	837	482	(18)	1,301
Available-for-Sale Debt Securities
Government	683	12	(8)	687
Corporate	637	16	(6)	647
Total Available-for-Sale Debt Securities	1,320	28	(14)	1,334
Total NDT Fund Investments (A)	$2,157	$510	$(32)	$2,635

(A)The NDT Fund Investments table excludes foreign currency of $2 million as of December 31, 2021, which is part of the NDT Fund.
Net unrealized losses on debt securities of $(40) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2022. The portion of net unrealized losses recognized in the first three months of 2022 related to equity securities still held as of March 31, 2022 was $(47) million.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2022	December 31, 2021
	Millions
Accounts Receivable	$18	$11
Accounts Payable	$10	$11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2022				As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$62	$(3)	$—	$—	$69	$(3)	$—	$—
International	91	(15)	9	(3)	76	(13)	9	(2)
Total Equity Securities	153	(18)	9	(3)	145	(16)	9	(2)
Available-for-Sale Debt Securities
Government (B)	448	(26)	118	(12)	332	(5)	67	(3)
Corporate (C)	420	(26)	74	(9)	306	(4)	30	(2)
Total Available-for-Sale Debt Securities	868	(52)	192	(21)	638	(9)	97	(5)
NDT Trust Investments	$1,021	$(70)	$201	$(24)	$783	$(25)	$106	$(7)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2022	2021
	Millions
Proceeds from NDT Fund Sales (A)	$473	$597
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$29	$79
Gross Realized Losses	(34)	(15)
Net Realized Gains (Losses) on NDT Fund (B)	(5)	64
Net Unrealized Gains (Losses) on Equity Securities	(61)	(7)
Net Gains (Losses) on NDT Fund Investments	$(66)	$57

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
The NDT Fund debt securities held as of March 31, 2022 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$20
1 - 5 years	324
6 - 10 years	226
11 - 15 years	70
16 - 20 years	109
Over 20 years	508
Total NDT Available-for-Sale Debt Securities	$1,257

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$15	$10	$—	$25
Available-for-Sale Debt Securities
Government	111	—	(8)	103
Corporate	96	1	(6)	91
Total Available-for-Sale Debt Securities	207	1	(14)	194
Total Rabbi Trust Investments	$222	$11	$(14)	$219

	As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$14	$12	$—	$26
Available-for-Sale Debt Securities
Government	107	1	(1)	107
Corporate	105	5	(1)	109
Total Available-for-Sale Debt Securities	212	6	(2)	216
Total Rabbi Trust Investments	$226	$18	$(2)	$242

Net unrealized losses on debt securities of $(10) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2022. The portion of net unrealized losses recognized during the first three months of 2022 related to equity securities still held as of March 31, 2022 was $(1) million.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2022	December 31, 2021
Millions
Accounts Receivable	$2	$1
Accounts Payable	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2022				As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$86	$(6)	$15	$(2)	$57	$—	$16	$(1)
Corporate (B)	64	(5)	6	(1)	40	(1)	5	—
Total Available-for-Sale Debt Securities	150	(11)	21	(3)	97	(1)	21	(1)
Rabbi Trust Investments	$150	$(11)	$21	$(3)	$97	$(1)	$21	$(1)

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
The proceeds from the sales of and the net gains on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2022	2021
	Millions
Proceeds from Rabbi Trust Sales	$28	$65
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$5
Gross Realized Losses	(2)	(2)
Net Realized Gains (Losses) on Rabbi Trust (A)	(1)	3
Net Unrealized Gains (Losses) on Equity Securities	(1)	—
Net Gains (Losses) on Rabbi Trust Investments	$(2)	$3

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of March 31, 2022 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	35
6 - 10 years	26
11 - 15 years	8
16 - 20 years	21
Over 20 years	104
Total Rabbi Trust Available-for-Sale Debt Securities	$194

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
The fair value of the Rabbi Trust related to PSEG and PSE&G is detailed as follows:

	As of	As of
	March 31, 2022	December 31, 2021
	Millions
PSE&G	$39	$43
Other	180	199
Total Rabbi Trust Investments	$219	$242

Note 10. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
PSEG and PSE&G are required to record the under or over funded positions of their defined benefit pension and OPEB plans on their respective balance sheets. Such funding positions are required to be measured as of the date of their respective year-end Consolidated Balance Sheets.
The following table provides the components of net periodic benefit credits relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco. Amounts shown do not reflect the impacts of capitalization and co-owner allocations. Only the service cost component is eligible for capitalization, when applicable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$35	$38	$2	$2
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	42	35	6	5
Expected Return on Plan Assets	(121)	(119)	(11)	(10)
Amortization of Net
Prior Service Credit	—	—	(32)	(32)
Actuarial Loss	15	26	4	11
Non-Service Components of Pension and OPEB (Credits) Costs	(64)	(58)	(33)	(26)
Total Benefit (Credits) Costs	$(29)	$(20)	$(31)	$(24)

Pension and OPEB credits for PSEG and PSE&G are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	Millions
PSE&G	$(18)	$(16)	$(27)	$(23)
Other	(11)	(4)	(4)	(1)
Total Benefit (Credits) Costs	$(29)	$(20)	$(31)	$(24)

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco’s pension-related revenues and costs were $8 million and $9 million for the three months ended March 31, 2022 and 2021, respectively. The OPEB-related revenues earned and costs incurred were $2 million and $3 million for the three months ended March 31, 2022 and 2021, respectively.
Servco plans to contribute $30 million into its pension plan during 2022.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of March 31, 2022 and December 31, 2021.

	As of	As of
	March 31, 2022	December 31, 2021
	Millions
Face Value of Outstanding Guarantees	$1,914	$1,959
Exposure under Current Guarantees	$188	$176

Letters of Credit Margin Posted	$83	$80
Letters of Credit Margin Received	$21	$242

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$32	$60
Counterparty Cash Collateral Received	$(1)	$(1)
Net Broker Balance Deposited (Received)	$1,496	$785

Additional Amounts Posted
Other Letters of Credit	$82	$67

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
Separately, the EPA has released a ROD for the LPRSA’s lower 8.3 miles that requires the removal of sediments at an estimated cost of $2.3 billion (the Lower 8.3 ROD Remedy). An EPA-commenced process to allocate the associated costs is underway and PSEG cannot predict the outcome. The allocation does not address certain costs incurred by the EPA for which they may be entitled to reimbursement and which may be material. The allocation currently involves settlement discussions among various parties and the EPA. Certain parties have announced a settlement in principle with the EPA, but the identity of the parties and the terms of the settlement in principle are unknown. It is also unknown whether the settlement in principle will be successfully consummated. PSE&G and PSEG Power were not included in the settlement in principle, but the EPA sent PSE&G, Occidental Chemical Corporation, and several other PRPs a letter in March 2022 inviting them to submit to the EPA individually or jointly an offer to fund or participate in the next stages of the remediation. Depending on the parties’ response, the EPA may commence the remediation itself and seek to recover the costs from PSE&G or others, or it may take enforcement action to compel PSE&G or others to fund or participate in the remediation. PSE&G is currently evaluating its response, and cannot predict the EPA’s actions or their impact on PSE&G.
Occidental Chemical Corporation has commenced the design of the Lower 8.3 ROD Remedy, but declined to participate in the allocation process. Instead, it filed suit against PSE&G and others seeking cost recovery and contribution under CERCLA but has not quantified alleged damages. The litigation is ongoing and PSEG cannot predict the outcome.
Two PRPs, Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus), have filed for Chapter 11 bankruptcy. The trust representing the creditors in this proceeding has filed a complaint asserting claims against Tierra’s and Maxus’ current and former parent entities, among others. Any damages awarded may be used to fund the remediation of the LPRSA.
As of March 31, 2022, PSEG has approximately $66 million accrued for this matter. Of this amount, PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Other Noncurrent Liability of $13 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Hackensack River
In March 2022, the EPA announced it had nominated the Hackensack River for inclusion on the list of federal Superfund sites. The EPA’s nomination is subject to public review and comment. The ultimate impact of this action on PSE&G and PSEG Power is currently unknown, but could be material.
MGP Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $221 million and $249 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $221 million as of March 31, 2022. Of this amount, $40 million was recorded in Other Current Liabilities and $181 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $221 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

estimated uranium, enrichment and fabrication requirements through 2022 and a significant portion through 2023 at Salem, Hope Creek and Peach Bottom.
PSEG Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G.
As of March 31, 2022, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2026
Millions
Nuclear Fuel
Uranium	$318
Enrichment	$314
Fabrication	$183
Natural Gas	$1,248

Pending FERC Matter
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
Pending Tropical Storm Matter
In December 2020, LIPA filed a complaint against PSEG LI in New York State court alleging multiple breaches of the OSA in connection with PSEG LI’s preparation for and response to Tropical Storm Isaias seeking specific performance and $70 million in damages. In June 2021, LIPA and PSEG LI executed a non-binding term sheet, which is expected to guide amendments to the OSA. The term sheet includes several changes to the OSA, including shifting a portion of PSEG LI’s fixed revenues to incentive compensation and subjecting a portion of revenue to the potential imposition of penalties by the Department of Public Service (DPS) within the New York State Public Service Commission due to certain performance failures by PSEG LI, and resolves all of LIPA’s claims related to Tropical Storm Isaias and the DPS investigation. An amended OSA based on the term sheet was agreed to by both parties and approved by the LIPA Board in December 2021. In January 2022, the New York Attorney General approved the amended OSA and on April 1, 2022 the New York Comptroller approved the amended OSA. As a result, the amended OSA is effective and is of retroactive effect to January 1, 2022 for purposes of compensation. The OSA contract term continues through 2025, but can be extended for five years subject to a mutual agreement of the parties.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Other Litigation and Legal Proceedings
PSEG and its subsidiaries are party to various lawsuits in the ordinary course of business. In view of the inherent difficulty in predicting the outcome of such matters, PSEG and PSE&G generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of these matters, or the eventual loss, fines or penalties related to each pending matter.
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
Based on current knowledge, management does not believe that loss contingencies arising from pending matters, other than the matters described herein, could have a material adverse effect on PSEG’s or PSE&G’s consolidated financial position or liquidity. However, in light of the inherent uncertainties involved in these matters, some of which are beyond PSEG’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to PSEG’s or PSE&G’s results of operations or liquidity for any particular reporting period.
Ongoing Coronavirus Pandemic
The ongoing coronavirus ( COVID-19) pandemic and associated government actions and economic effects continue to impact our businesses. PSEG and its subsidiaries have incurred additional expenses to protect our employees and customers, and PSE&G is experiencing significantly higher bad debts and lower cash collections from customers due to the moratorium on shutoffs for residential customers that was extended through March 15, 2022. Although collections and shut-offs re-commenced in mid-March 2022, in late March 2022, New Jersey passed legislation that provides protection from shut-offs to customers who apply for payment assistance programs by June 15, 2022. Those applying for assistance will be protected from shut-offs while awaiting their application determination. PSE&G has deferred the impact of the COVID-19 costs for future recovery. The potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could have risks that drive certain accounting considerations. The ultimate impact of the ongoing coronavirus pandemic is highly uncertain and cannot be predicted at this time.

Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the three months ended March 31, 2022:
PSE&G
•issued $500 million of 3.10% Secured Medium-Term Notes (Green Bond), Series P, due March 2032.
PSEG Power
•entered into a $1.25 billion variable rate term loan agreement due March 2025.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
In March 2022, PSEG and PSEG Power amended and consolidated revolving credit agreements with total borrowing capacity of $3.4 billion into a single revolving credit agreement (Master Credit Facility). The Master Credit Facility extends the maturity of the existing credit agreements through March 2027 and provides for $2.75 billion of credit capacity, with an initial PSEG sub-limit of $1.5 billion and an initial PSEG Power sub-limit of $1.25 billion. Sub-limits can be adjusted subject to the terms of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Master Credit Facility. The PSEG sub-limit includes a sustainability linked pricing based mechanism with potential increases or decreases, which are not expected to be material, depending on performance relative to targeted methane emission reductions. In March 2022, PSE&G amended its existing $600 million revolving credit agreement to extend the maturity through March 2027 and provide for $1.0 billion of credit capacity.
The commitments under the $3.9 billion credit facilities are provided by a diverse bank group. As of March 31, 2022, the total available credit capacity was $3.2 billion.
As of March 31, 2022, no single institution represented more than 8% of the total commitments in the credit facilities.
As of March 31, 2022, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12 month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.
The total credit facilities and available liquidity as of March 31, 2022 were as follows:

	As of March 31, 2022
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$428	$1,072	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$428	$1,072
PSE&G
Revolving Credit Facility	$1,000	$18	$982	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$18	$982
PSEG Power
Revolving Credit Facility (A)	$1,250	$79	$1,171	Mar 2027	Funding/Letters of Credit
Letter of Credit Facility	100	83	17	Sept 2023	Letters of Credit
Total PSEG Power	$1,350	$162	$1,188
Total	$3,850	$608	$3,242

(A)Master Credit Facility with sub-limits of $1.5 billion for PSEG and $1.25 billion for PSEG Power.
(B)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of March 31, 2022, PSEG had $426 million outstanding at a weighted average interest rate of 0.44%. PSE&G had no Commercial Paper outstanding as of March 31, 2022.
In April 2022, PSEG Power entered into two $100 million letter of credit facilities expiring in April 2024 and 2025, respectively.
Net Cash Collateral Postings
During the second half of 2021 and continuing into 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in PSEG Power’s daily collateral requirements which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $1.5 billion at the end of March 2022. Subsequent to March 2022, collateral postings continued to increase and PSEG Power continued to experience significantly higher variation in its daily collateral requirements. Net cash collateral postings were $2.6 billion at the end of April 2022. The majority of this collateral relates to hedges in place through the end of 2023 and is expected to be returned as PSEG Power satisfies its obligations under those contracts. Proceeds from the sale of Fossil and the closing of a $1.25 billion term loan at PSEG Power have increased PSEG Power’s available liquidity to help support its current collateral requirements in 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Short-Term Loans
PSEG
In March and May 2021, PSEG entered into two 364-day variable rate term loan agreements for $500 million and $750 million, respectively. In August 2021, PSEG entered into a $1.25 billion, 364-day variable rate term loan agreement. In March 2022, the $500 million term loan matured and PSEG repaid the $750 million term loan due in May 2022.
In April 2022, PSEG entered into a 364-day variable rate term loan agreement for $1.5 billion.

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
Commodity Prices
Within PSEG and its affiliate companies, PSEG Power has the most exposure to commodity price risk. PSEG Power is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. PSEG Power uses a variety of derivative and non-derivative instruments, such as financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity, to manage the exposure to fluctuations in commodity prices and optimize the value of PSEG Power’s expected generation. PSEG Power also uses derivatives to hedge a portion of its anticipated BGSS obligations with PSE&G. For additional information see Note 11. Commitments and Contingent Liabilities. Changes in the fair market value of these derivative contracts are recorded in earnings.
Interest Rates
PSEG, PSE&G and PSEG Power are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. PSEG, PSE&G and PSEG Power may use a mix of fixed and floating rate debt and interest rate swaps.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. There were no outstanding interest rate hedges as of March 31, 2022 and December 31, 2021.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to terminated interest rate derivatives designated as cash flow hedges was $(5) million and $(6) million as of March 31, 2022 and December 31, 2021, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(3) million.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions are offset on the Condensed Consolidated Balance Sheets of PSEG. For additional information see Note 14. Fair Value Measurements.
Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2022 and December 31, 2021. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2022
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (A)	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$2,228	$(2,084)	$144
Noncurrent Assets	816	(767)	49
Total Mark-to-Market Derivative Assets	$3,044	$(2,851)	$193
Derivative Contracts
Current Liabilities	$(3,051)	$2,892	$(159)
Noncurrent Liabilities	(1,303)	1,280	(23)
Total Mark-to-Market Derivative (Liabilities)	$(4,354)	$4,172	$(182)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(1,310)	$1,321	$11

	As of December 31, 2021
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (A)	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$816	$(744)	$72
Noncurrent Assets	546	(518)	28
Total Mark-to-Market Derivative Assets	$1,362	$(1,262)	$100
Derivative Contracts
Current Liabilities	$(1,055)	$1,038	$(17)
Noncurrent Liabilities	(856)	839	(17)
Total Mark-to-Market Derivative (Liabilities)	$(1,911)	$1,877	$(34)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(549)	$615	$66

(A)Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, PSEG Power had net cash collateral (receipts) payments to counterparties of $1,527 million and $844 million, respectively. Of these net cash collateral (receipts) payments, $1,321 million and $615 million as of March 31, 2022 and December 31, 2021, respectively, were netted against the corresponding net derivative contract positions. Of the $1,321 million as of March 31, 2022, $(22) million was netted against current assets, $(15) million was netted against noncurrent assets, $830 million was netted against current liabilities and $528 million was netted against noncurrent liabilities. Of the $615 million as of December 31, 2021, $(30) million was netted against current assets, $(13) million was netted against noncurrent assets, $323 million was netted against current liabilities and $335 million was netted against noncurrent liabilities.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $206 million as of March 31, 2022 and $75 million as of December 31, 2021. As of March 31, 2022 and December 31, 2021, PSEG Power had the contractual right of offset of $28 million and $29 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $178 million and $46 million as of March 31, 2022 and December 31, 2021, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Loss (AOCL) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2022	2021		2022	2021
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$—	Interest Expense	$(1)	$(1)
Total PSEG	$—	$—		$(1)	$(1)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For each of the three months ended March 31, 2022 and 2021, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Loss into income was $(1) million after-tax, respectively.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2020	$(13)	$(9)
Loss Recognized in AOCL	—	—
Less: Loss Reclassified into Income	4	3
Balance as of December 31, 2021	$(9)	$(6)
Loss Recognized in AOCL	—	—
Less: Loss Reclassified into Income	1	1
Balance as of March 31, 2022	$(8)	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2022 and 2021, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2022	2021
		Millions
Energy-Related Contracts	Operating Revenues	$(1,044)	$(46)
Energy-Related Contracts	Energy Costs	—	6
Total		$(1,044)	$(40)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of March 31, 2022 and December 31, 2021.

		As of	As of
Type	Notional	March 31, 2022	December 31, 2021
		Millions
Natural Gas	Dekatherm (Dth)	53	47
Electricity	MWh	(75)	(76)
Financial Transmission Rights (FTRs)	MWh	18	27

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of March 31, 2022. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of March 31, 2022, 96% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10% (A)
	Millions				Millions
Investment Grade	$270	$9	$261	1	$148
Non-Investment Grade	14	2	12	—	—
Total	$284	$11	$273	1	$148

(A)Represents net exposure of $148 million with PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2022, collateral held from counterparties where PSEG Power had credit exposure included $11 million in letters of credit.
As of March 31, 2022, PSEG Power had 102 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2022, PSEG held parental guaranties, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of March 31, 2022, PSE&G had credit exposure of $179 million with its suppliers. PSE&G had no credit exposure with PSEG Power.
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
Level 1—measurements utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PSEG and PSE&G have the ability to access. These consist primarily of listed equity securities and money market mutual funds, as well as natural gas futures contracts executed on NYMEX.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. These consist primarily of certain electric load contracts.
Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable.
The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of March 31, 2022
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$1,535	$—	$1,535	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$193	$(2,851)	$25	$3,018	$1
NDT Fund (C)
Equity Securities	$1,232	$—	$1,232	$—	$—
Debt Securities—U.S. Treasury	$289	$—	$—	$289	$—
Debt Securities—Govt Other	$351	$—	$—	$351	$—
Debt Securities—Corporate	$617	$—	$—	$617	$—
Rabbi Trust (C)
Equity Securities	$25	$—	$25	$—	$—
Debt Securities—U.S. Treasury	$71	$—	$—	$71	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$91	$—	$—	$91	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(182)	$4,172	$(58)	$(4,288)	$(8)
PSE&G
Assets:
Cash Equivalents (A)	$875	$—	$875	$—	$—
Rabbi Trust (C)
Equity Securities	$4	$—	$4	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$16	$—	$—	$16	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2021
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$615	$—	$615	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$100	$(1,262)	$25	$1,336	$1
NDT Fund (C)
Equity Securities	$1,301	$—	$1,301	$—	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$373	$—	$—	$373	$—
Debt Securities—Corporate	$647	$—	$—	$647	$—
Rabbi Trust (C)
Equity Securities	$26	$—	$26	$—	$—
Debt Securities—U.S. Treasury	$73	$—	$—	$73	$—
Debt Securities—Govt Other	$34	$—	$—	$34	$—
Debt Securities—Corporate	$109	$—	$—	$109	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(34)	$1,877	$(26)	$(1,880)	$(5)
PSE&G
Assets:
Cash Equivalents (A)	$250	$—	$250	$—	$—
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$19	$—	$—	$19	$—

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
(C)The fair value measurement table excludes foreign currency of $2 million in the NDT Fund as of March 31, 2022 and December 31, 2021. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of March 31, 2022, PSEG carried $4.3 billion of net assets that are measured at fair value on a recurring basis, of which $7 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
As of March 31, 2021, PSEG carried $3.4 billion of net assets that are measured at fair value on a recurring basis, of which $1 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
There were no transfers to or from Level 3 during the three months ended March 31, 2022 and 2021, respectively.
Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine fair value of long-term debt as of March 31, 2022 and December 31, 2021 are included in the following table and accompanying notes.

	As of		As of
	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$4,126	$3,964	$4,124	$4,172
PSE&G (A)	12,292	12,432	11,795	13,374
PSEG Power (B)	1,250	1,250	—	—
Total Long-Term Debt	$17,668	$17,646	$15,919	$17,546

(A)Given that these bonds do not trade actively, the fair value amounts of taxable debt securities (primarily Level 2 measurements) are generally determined by a valuation model using market-based measurements that are processed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

through a rules-based pricing methodology. The fair value amounts above do not represent the price at which the outstanding debt may be called for redemption by each issuer under their respective debt agreements.
(B)Private term loan with book value approximating fair value (Level 2 measurement).

Note 15. Other Income (Deductions)

	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2022
NDT Fund Interest and Dividends	$—	$14	$14
Allowance for Funds Used During Construction	15	—	15
Solar Loan Interest	3	—	3
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(27)	(27)
Other	1	(1)	—
Total Other Income (Deductions)	$19	$(14)	$5
Three Months Ended March 31, 2021
NDT Fund Interest and Dividends	$—	$13	$13
Allowance for Funds Used During Construction	23	—	23
Solar Loan Interest	3	—	3
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(16)	(16)
Other	2	—	2
Total Other Income (Deductions)	$28	$(3)	$25

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended
PSEG	March 31,
	2022	2021
	Millions
Pre-Tax Income (Loss)	$(154)	$765
Tax Computed at Statutory Rate @ 21%	$(32)	$161
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	(29)	41
NDT Fund	(6)	8
Audit Settlement	—	(7)
Green Program Recovery Charges (GPRC)-CEF-Energy Efficiency (EE)	(6)	(1)
Tax Adjustment Credit (TAC)	(73)	(78)
Other	(6)	(7)
Subtotal	(120)	(44)
Total Income Tax Expense (Benefit)	$(152)	$117
Effective Income Tax Rate	98.7%	15.3%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended
PSE&G	March 31,
	2022	2021
	Millions
Pre-Tax Income	$598	$556
Tax Computed at Statutory Rate @ 21%	$126	$117
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	41	38
GPRC-CEF-EE	(6)	(1)
TAC	(73)	(78)
Other	1	3
Subtotal	(37)	(38)
Total Income Tax Expense (Benefit)	$89	$79
Effective Income Tax Rate	14.9%	14.2%

PSEG expects that a prolonged economic recovery may result in additional federal and state tax legislation that can have a material impact on PSEG’s and PSE&G’s effective tax rate and cash tax position.
Amounts recorded under the Tax Cuts and Jobs Act of 2017 and Coronavirus Aid, Relief, and Economic Security Act are subject to change based on several factors, including whether the Internal Revenue Service or state taxing authorities issue additional guidance and/or further clarification. Any further guidance or clarification could impact PSEG’s and PSE&G’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2022, PSE&G had a $7 million New Jersey Corporate Business Tax net operating loss (NOL) that is expected to be fully realized in the future. PSEG had a $46 million state NOL due to the sale of PSEG Power’s fossil generating portfolio that is expected to be fully realized in the future.

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG
	Three Months Ended March 31, 2022
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2021	$(6)	$(355)	$11	$(350)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(65)	(65)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	—	4	5
Net Current Period Other Comprehensive Income (Loss)	1	—	(61)	(60)
Balance as of March 31, 2022	$(5)	$(355)	$(50)	$(410)

	Three Months Ended March 31, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2020	$(9)	$(545)	$50	$(504)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(40)	(40)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	3	(2)	2
Net Current Period Other Comprehensive Income (Loss)	1	3	(42)	(38)
Balance as of March 31, 2021	$(8)	$(542)	$8	$(542)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
		March 31, 2022
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)
Total Cash Flow Hedges		(1)	—	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	5	(1)	4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(5)	1	(4)
Total Pension and OPEB Plans		—	—	—
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(6)	2	(4)
Total Available-for-Sale Debt Securities		(6)	2	(4)
Total		$(7)	$2	$(5)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
		March 31, 2021
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)
Total Cash Flow Hedges		(1)	—	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	5	(1)	4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)
Total Pension and OPEB Plans		(5)	2	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	3	(1)	2
Total Available-for-Sale Debt Securities		3	(1)	2
Total		$(3)	$1	$(2)

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

	Three Months Ended March 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income (Loss)	$(2)	$(2)	$648	$648
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	501	501	504	504
Effect of Stock Based Compensation Awards	—	—	—	3
Total Shares	501	501	504	507

EPS
Net Income (Loss)	$0.00	$0.00	$1.29	$1.28

Approximately 3 million potentially dilutive shares were excluded from total shares used to calculate the diluted loss per share for the three months ended March 31, 2022 as their impact was antidilutive.
In 2021, the Board of Directors authorized senior management to implement a $500 million share repurchase program. In December 2021, under this authorization PSEG entered into an open market share repurchase plan for $250 million of our common shares that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no common share repurchases during the fourth quarter of 2021. During January and through February 16, 2022, PSEG purchased the full $250 million of common shares under the open market share repurchase plan.
In March 2022, PSEG entered into a Master Confirmation and Supplemental Confirmation with an investment banking firm to effect an accelerated share repurchase agreement (ASR Agreement) of $250 million of shares of PSEG’s outstanding Common Stock. The share repurchases pursuant to the ASR Agreement will be completed under PSEG’s current share repurchase authorization. Under the ASR Agreement, PSEG received initial delivery of approximately 3.0 million shares of Common Stock in mid-March, representing approximately 80% of the total number of shares of Common Stock initially underlying the ASR Agreement, based on the closing price of the Common Stock of $65.72 on March 11, 2022. The total number of shares that PSEG will repurchase under the ASR Agreement will be based on the volume-weighted average price of the Common Stock during the term of the ASR Agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR Agreement. The ASR Agreement provides that final settlement of the shares of Common Stock repurchased under the ASR Agreement will generally occur in June 2022, unless the scheduled termination date of the ASR Agreement is accelerated. If the final settlement is in PSEG’s favor, the obligations to PSEG will be satisfied by delivery of additional shares of PSEG’s Common Stock and cash payment for any fractional shares. If final settlement is in the investment banking firm’s favor, PSEG’s obligations will be satisfied by delivery of either cash or shares of PSEG’s Common Stock at PSEG’s election.
Dividends

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2022	2021
Per Share	$0.54	$0.51
In Millions	$271	$258

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 19, 2022, PSEG’s Board of Directors approved a $0.54 per share common stock dividend for the second quarter of 2022.

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended March 31, 2022
Operating Revenues	$2,284	$460	$153	$(584)	$2,313
Net Income (Loss)	509	(519)	8	—	(2)
Gross Additions to Long-Lived Assets	628	56	2	—	686
Three Months Ended March 31, 2021
Operating Revenues	$2,073	$1,167	$151	$(502)	$2,889
Net Income (Loss)	477	161	10	—	648
Gross Additions to Long-Lived Assets	586	46	1	—	633
As of March 31, 2022
Total Assets	$38,399	$7,536	$3,135	$(1,296)	$47,774
Investments in Equity Method Subsidiaries	$—	$65	$124	$—	$189
As of December 31, 2021
Total Assets	$37,198	$9,777	$5,150	$(3,126)	$48,999
Investments in Equity Method Subsidiaries	$—	$62	$111	$—	$173

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
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2022	2021
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$580	$495
Administrative Billings from Services (B)	99	87
Total Billings from Affiliates	$679	$582

	As of	As of
Related-Party Transactions	March 31, 2022	December 31, 2021
	Millions
Payable to PSEG Power (A)	$195	$244
Payable to Services (B)	87	111
Payable to PSEG (C)	138	63
Accounts Payable—Affiliated Companies	$420	$418
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$6	$6

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
(D)PSE&G has advanced working capital to Services. The amount is included in Other Noncurrent Assets on PSE&G’s Condensed Consolidated Balance Sheets.

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
PSEG’s business consists of two reportable segments, PSE&G and PSEG Power LLC (PSEG Power), our principal direct wholly owned subsidiaries, which are:
•PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in regulated solar generation projects and energy efficiency and related programs in New Jersey, which are regulated by the BPU, and
•PSEG Power—which is an energy supply company that integrates the operations of its merchant nuclear generating assets with its fuel supply functions through competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency (EPA) and the states in which they operate.
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
Our business discussion in Part I, Item 1. Business of our 2021 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2021 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2021 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the Form 10-K.
EXECUTIVE OVERVIEW OF 2022 AND FUTURE OUTLOOK
We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a carbon-free generation and infrastructure company. We are focused on meeting customer expectations and being well aligned with public policy objectives by investing to modernize our energy infrastructure, improve reliability, increase energy efficiency and deliver cleaner energy. Our business plan focuses on achieving growth by allocating capital toward regulated and contracted investments in an effort to improve the sustainability and predictability of our business and reduce the impact of fluctuating commodity prices. In furtherance of these goals, over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G, which improves the sustainability and predictability of our earnings and cash flows. In February 2022, we completed the sale of PSEG Power’s 6,750 MW of fossil generation located in New Jersey, Connecticut, New York and Maryland, which represented an important milestone in our strategy and has further altered our business mix, resulting in an even higher percentage of earnings contribution by PSE&G going forward and provides more financial flexibility.
The ongoing coronavirus (COVID-19) pandemic and associated government actions and economic effects continue to impact our businesses as discussed further below.
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. For the years 2021-2025, PSE&G’s capital investment program is estimated to be in a range of $14 billion to $16 billion, resulting in an expected compound annual growth in rate base of 6.5% to 8%. The low end of this range assumes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-Energy Efficiency (EE) program at their average annual investment levels, as these programs are expected to continue at least at those current rates beyond their currently approved timeframe of 2023. The upper end of the range is driven by certain unapproved investment programs, including an

Infrastructure Advancement Program (IAP) which we filed in November 2021. The IAP is a proposed $848 million investment program made over four years to improve the reliability of the “last mile” of our electric distribution system, address aging substations and gas metering and regulating stations, and invest in electric vehicle charging infrastructure at our facilities to support the electrification of our fleet over the coming years. The upper end of the range also includes an extension of our Energy Strong program, which otherwise concludes in 2023, as well as the remaining portion of our CEF proposal (portion of Electric Vehicle (EV) and Energy Storage (ES) programs) and a potentially higher amount of investment for GSMP and CEF-EE beyond current levels. During 2022, we expect to file for extensions of our GSMP and CEF-EE program, which we expect will conclude in the first half of 2023. A remaining component of our CEF-EV program related to medium and heavy duty charging infrastructure is the subject of a stakeholder process that the BPU began in 2021. We currently anticipate that this effort will conclude with PSE&G submitting a filing later in 2022 targeting infrastructure investments for the medium and heavy duty EV market. Our CEF-ES program is being held in abeyance pending future policy guidance from the BPU.
We also continue to invest in transmission infrastructure in order to maintain and enhance reliability and resiliency, as well as to support the achievement of state energy policy objectives. As part of a solicitation by the BPU, we proposed two transmission projects to support the development of offshore wind which are being evaluated by the BPU and PJM Interconnection, L.L.C. (PJM), with project awards expected in late 2022.
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
In August 2021, PSEG entered into two agreements to sell PSEG Power’s 6,750 MW fossil generating portfolio to newly formed subsidiaries of ArcLight Energy Partners Fund VII, L.P., a fund controlled by ArcLight Capital Partners, LLC. In February 2022, PSEG completed the sale of this fossil generating portfolio. These transformative transactions have reduced overall business risk and earnings volatility, improve PSEG’s financial flexibility and are consistent with PSEG’s climate strategy and sustainability efforts, which are to focus on clean energy investments, methane reduction, and the transition to carbon-free generation.
We have sought to achieve operational excellence and manage costs in order to optimize cash flow generation from our nuclear fleet in light of low wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. During the first three months of 2022, our nuclear units generated 8.4 terawatt hours and operated at a capacity factor of 100%. PSEG Power’s hedging practices help to manage a significant amount of the volatility of the merchant nuclear power business. More than 90% of PSEG Power’s expected gross margin in 2022 relates to hedging of our energy margin, our expected revenues from the capacity market mechanisms, Zero Emission Certificate (ZEC) revenues and, certain gas operations and ancillary service payments such as reactive power. While this limits our exposure to decreasing prices, our ability to realize benefits from rising market prices is also limited. During the second half of 2021 and continuing into 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in our daily collateral requirements which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $1.5 billion at the end of March 2022. Subsequent to March 2022, collateral postings continued to increase and we continued to experience significantly higher variation in our daily collateral requirements. Net cash collateral postings were $2.6 billion at the end of April 2022. The majority of this collateral relates to hedges in place through the end of 2023 and is expected to be returned as we satisfy our obligations under those contracts. PSEG continues to maintain sufficient liquidity as described in Liquidity and Capital Resources.
PSEG LI
Following the effects of Tropical Storm Isaias, LIPA issued a report with recommendations for improvements to PSEG LI’s structure and processes and recommended that LIPA either renegotiate or terminate the OSA. LIPA and PSEG LI agreed to an amended OSA which received final approval by the New York Comptroller on April 1, 2022. As a result, the amended OSA is effective and of retroactive effect to January 1, 2022 for purposes of compensation. The OSA contract term continues through 2025, but can be extended for five years subject to a mutual agreement of the parties. For additional information, see Note 11. Commitments and Contingent Liabilities.

Climate Strategy and Sustainability Efforts
For more than a century, our mission has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Building on this mission, we are working toward a future where customers universally use less energy, and it’s cleaner, safer and delivered more reliably than ever. We have established a net zero greenhouse gas (GHG) emissions by 2030 goal that includes direct GHG emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) at both PSEG Power and PSE&G (covering our electric and natural gas utility operations), assuming advances in technology, public policy and customer behavior. Scope 1 emissions include power generation, methane leaks, vehicle fleet emissions, sulfur hexafluoride and refrigerant leaks. Scope 2 emissions include both gas and electric purchased energy for our PSE&G facilities and line losses. We have also committed to the United Nations-backed Race to Zero campaign. We have agreed to develop and submit science-based emission reduction targets following the criteria and recommendations of the Science Based Targets Initiative by September 2023. Targets will encompass Scopes 1, 2, and 3 (which includes downstream/customer use of energy products as well as purchased goods and services for our own operations) and must be in line with 1.5oC emissions scenarios.
PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions and the implementation of energy efficiency initiatives. PSE&G’s recently approved CEF-EE, CEF-Energy Cloud and CEF-EV programs and the proposed CEF-ES program are intended to support New Jersey’s Energy Master Plan through programs designed to help customers increase their energy efficiency, support the expansion of the EV infrastructure in the State, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.
In addition, PSE&G is committed to the safe and reliable delivery of natural gas to almost two million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas main infrastructure, and the second phase of this program is expected to replace an additional 875 miles of gas pipes through 2023. The GSMP is designed to significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we expect to reduce methane leaks by approximately 22% system wide and assuming a continuation of GSMP, we expect to achieve an overall reduction in methane emissions of approximately 60% over the 2011 through 2030 period. As noted previously, later in 2022 we will file for an extension of GSMP which would continue and accelerate these methane reductions. We also continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events, notably through our investments in our Energy Strong program. These investments have proven effective in recent severe weather events, including Tropical Storm Ida in August 2021, which brought significant flooding to our service territory but did not result in the loss of any of our electric distribution substations.
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
Offshore Wind
In April 2021, PSEG completed its acquisition of a 25% equity interest in Ørsted North America Inc.’s (Ørsted) Ocean Wind 1 project which is currently in development. Ocean Wind 1 was selected by New Jersey to be the first offshore wind farm as part of the State’s intention to add 7,500 MW of offshore wind generating capacity by 2035. The Ocean Wind 1 project is expected to achieve full commercial operation in 2025.
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

Ongoing Coronavirus Pandemic
As a result of the COVID-19 pandemic, we have incurred additional expenses to protect our employees and customers. The pandemic has also impacted PSE&G’s sales, with a reduction in demand from its commercial and industrial (C&I) customers, largely offset by increases in residential sales volumes. As a result, there has been no substantive net margin impact and changes are now largely addressed through the Conservation Incentive Program (CIP) that became effective in 2021. The most substantive impact of the pandemic has been adverse changes to residential and C&I payment patterns as the State of New Jersey has imposed a moratorium on non-safety related service disconnections for non-payment since March 2020 through mid-March 2022. While collections and shut-offs re-commenced after the moratorium ended, the State passed legislation that provides protection from shut-offs to customers who apply for payment assistance programs by June 15, 2022. Those applying for assistance will be protected from shut-offs while awaiting their application determination. As a result, since March 2020, PSE&G experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will take the next several years to fully return to normal levels. Over that time, PSE&G’s allowance for credit losses has increased by approximately $291 million. PSE&G’s electric distribution bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. PSE&G has deferred its incremental gas distribution bad debt expense as a result of COVID-19 as a Regulatory Asset and will seek recovery of that cost, as well as other net incremental COVID-19 costs, in its next base rate case.
The BPU has authorized regulated utilities in New Jersey, including PSE&G, to defer prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 through December 31, 2022 for recovery in a future rate case. Deferred costs are to be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. As of March 31, 2022, PSE&G has recorded a Regulatory Asset related to COVID-19 to defer incremental costs of $120 million, which PSE&G believes are recoverable under the BPU Order.
The potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, will depend on a number of factors outside of our control. These include the duration and severity of the outbreaks as well as third-party actions taken to contain their spread and mitigate their public health effects, and governmental or regulatory actions regarding customer collections, potential limitations on rate increases, recovery of incremental costs, and other matters. We cannot estimate the ultimate impact to our results of operations, financial condition and cash flows.
Operational Excellence
We emphasize excellence in operational performance while developing opportunities in both our regulated and competitive businesses. In 2022, our utility continued its efforts to control costs while maintaining strong operational performance.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first three months of 2022 as we
•maintained sufficient liquidity, including the extension of the expiration of our revolving credit facilities from March 2024 to March 2027,
•completed the sale of PSEG Power’s 6,750 MW portfolio of fossil generation assets,
•maintained solid investment grade credit ratings, and
•increased our indicative annual dividend per share for 2022 to $2.16.
In 2021, the Board of Directors authorized senior management to implement a $500 million share repurchase program. In December 2021, under this authorization, we entered into an open market share repurchase plan for $250 million of our common shares. During January and through February 16, 2022, we purchased the full $250 million of common shares under the open market share repurchase plan. In March 2022, under this authorization, PSEG entered into an accelerated share repurchase agreement for $250 million of our common shares. See Note 18. Earnings Per Share (EPS) and Dividends for additional information.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources without the issuance of new equity. Our planned capital requirements, which are driven by growth in our regulated utility, and the sale of our fossil generating fleet enhances our business profile and underpins solid investment grade credit ratings with improved financial flexibility. In conjunction with the announced sale of our Fossil business, in October 2021 we redeemed all of PSEG Power’s remaining debt. In March 2022, PSEG Power entered into a variable-rate three-year term loan agreement for $1.25 billion.

Financial Results
The results for PSEG, PSE&G and PSEG Power for the three months ended March 31, 2022 and 2021 are presented as follows:

	Three Months Ended
	March 31,
Earnings (Losses)	2022	2021
	Millions
PSE&G	$509	$477
PSEG Power	(519)	161
Other (A)	8	10
PSEG Net Income (Loss)	$(2)	$648

PSEG Net Income (Loss) Per Share (Diluted)	$0.00	$1.28

(A)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income (Loss) attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended
	March 31,
	2022	2021
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$(46)	$32
Non-Trading MTM Gains (Losses) (C)	$(608)	$(34)

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
(B)Net of tax (expense) benefit of $26 million and $(23) million for the three months ended March 31, 2022 and 2021, respectively.
(C)Net of tax (expense) benefit of $237 million and $13 million for the three months ended March 31, 2022 and 2021, respectively.
Our Net Loss for the three months ended March 31, 2022 as compared to the same period in 2021 was driven primarily by
•higher MTM losses at PSEG Power due to rising energy prices,
•unrealized losses on equity securities in 2022 in the NDT Fund as compared to realized gains in 2021, and
•an impairment loss on the sale of the Fossil generation assets at PSEG Power (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information),
•partially offset by higher earnings due to continued investments in T&D programs at PSE&G, and
•the favorable impact of the CIP in 2022 at PSE&G.

Disciplined Investment
We utilize rigorous criteria and consider a number of external factors, focusing on the value for our stakeholders, as well as other impacts, when determining how and when to efficiently deploy capital. We principally explore opportunities for investment in areas that complement our existing business and provide reasonable risk-adjusted returns and continuously assess and optimize our business mix as appropriate. In the first three months of 2022, we
•made additional investments in T&D infrastructure projects on time and on budget,
•continued to execute our Energy Efficiency and other existing BPU-approved utility programs, and
•continued to evaluate potential additional offshore wind opportunities, including submitting a number of proposals in response to an offshore transmission solicitation.
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
Wholesale Power Market Design
In July 2021, PJM submitted to FERC a proposal to replace the extended Minimum Offer Price Rule (MOPR) with new provisions that accommodate state public policy programs that do not attempt to set the price of capacity. Under the PJM proposal, PSEG Power’s New Jersey nuclear plants that receive ZEC payments would not be subject to the MOPR. In September 2021, FERC issued a notice that it was not able to act on PJM’s proposed changes to the MOPR because of a split among the Commissioners on the lawfulness of PJM’s proposal. Therefore, PJM’s rules became automatically effective as of September 29, 2021 and will apply to the next base residual auction in June 2022. Under current FERC rules, we continue to earn a 50 basis point adder to that base ROE for our membership in PJM. Elimination of the adder for Regional Transmission Organization membership could reduce PSE&G’s annual Net Income and annual cash inflows by approximately $30 million-$40 million.
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
Environmental Regulation
We are subject to liability under environmental laws for the costs and penalties of remediating contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. In particular, the historic operations of PSEG companies and the operations of numerous other companies along the Passaic and Hackensack Rivers are alleged by Federal and State agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes. In addition, PSEG Power has retained ownership of certain assets and liabilities excluded from the sale of its fossil generation business, primarily related to obligations under certain environmental regulations, including possible remediation obligations under the New Jersey Industrial Site Recovery Act and the Connecticut Transfer Act. The amounts for any such environmental remediation are not estimable, but may be material. We are also currently involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, and the costs and penalties of any such remediation efforts could be material.
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
The Consolidated Appropriations Act, 2021 (CAA), enacted in late December 2020, provides a 30% investment tax credit (ITC) for offshore wind projects that begin construction before December 31, 2025. In addition, on December 31, 2020, Notice 2021-05 was issued. For qualifying offshore wind projects, the notice extends the four year continuity safe harbor to ten calendar years commencing the calendar year after which construction of the project begins. Subject to potential additional legislation, the CAA and the associated Notice will impact our offshore wind investment.
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
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance to capitalize on or otherwise address regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we will continue to:
•obtain approval of and execute on our utility capital investment program to modernize our infrastructure, improve the reliability of the service we provide to our customers, and align our sustainability and climate goals with New Jersey’s energy policy,
•manage the risks and opportunities in environmental, social and governance (ESG) matters, which is an integral part of our long-term strategy to be a clean energy leader for the benefit of all stakeholders,
•focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•deliver on our human capital management strategy to attract, develop and retain a diverse, high-performing workforce,
•successfully manage our energy obligations and re-contract our open supply positions in response to changes in prices and demand,
•advocate for federal and state programs to properly value New Jersey’s largest carbon-free generation resource in nuclear and measures that promote fair and efficient electricity markets, including recognition of the cost of emissions,
•engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business,
•seek a fair return for our T&D investments through our transmission formula rate, distribution infrastructure and clean energy investment programs and periodic distribution base rate case proceedings, and
•successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
In addition to the risks described elsewhere in this Form 10-Q and in our Form 10-K, for 2022 and beyond, the key issues and challenges we expect our business to confront include:
•regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy, the role of distribution utilities and decarbonization impacts, and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,
•the continuing impact of the ongoing coronavirus pandemic and the associated regulations and economic impacts, including continued supply chain constraints and increases in the cost of goods and services, which could extend beyond the duration of the pandemic,
•increases in commodity prices and customer rates, which may adversely affect customer collections and future regulatory proceedings,
•future changes in federal and state tax laws or any other associated tax guidance, and
•the impact of changes in demand, natural gas and electricity prices, and expanded efforts to decarbonize several sectors of the economy.
We continually assess a broad range of strategic options to maximize long-term stockholder value and address the interests of our multiple stakeholders. In assessing our options, we consider a wide variety of factors, including the performance and prospects of our businesses; the views of investors, regulators, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•investments in PSE&G, including T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments such as CEF-EE, CEF-EV, CEF-ES and Solar,
•investments in regional offshore wind with long-term contracts or regulated transmission returns that provide revenue predictability and a reasonable risk-adjusted return,
•continued operation of our nuclear generation facilities, to the extent there is sufficient certainty that their operation will render an acceptable risk-adjusted return, and
•acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.
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

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2022	2021	2022 vs. 2021
	Millions		Millions	%
Operating Revenues	$2,313	$2,889	$(576)	(20)
Energy Costs	1,245	1,029	216	21
Operation and Maintenance	794	778	16	2
Depreciation and Amortization	283	341	(58)	(17)
Losses on Asset Dispositions and Impairments	43	—	43	N/A
Income from Equity Method Investments	4	3	1	33
Net Gains (Losses) on Trust Investments	(68)	60	(128)	N/A
Other Income (Deductions)	5	25	(20)	(80)
Net Non-Operating Pension and OPEB Credits (Costs)	94	82	12	15
Interest Expense	137	146	(9)	(6)
Income Tax (Benefit) Expense	(152)	117	(269)	N/A

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2022	2021	2022 vs. 2021
	Millions		Millions	%
Operating Revenues	$2,284	$2,073	$211	10
Energy Costs	968	849	119	14
Operation and Maintenance	463	424	39	9
Depreciation and Amortization	241	241	—	—
Net Gains (Losses) on Trust Investments	—	1	(1)	N/A
Other Income (Deductions)	19	28	(9)	(32)
Net Non-Operating Pension and OPEB Credits (Costs)	70	66	4	6
Interest Expense	103	98	5	5
Income Tax Expense (Benefit)	89	79	10	13

Three Months Ended March 31, 2022 as Compared to 2021
Operating Revenues increased $211 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $93 million due primarily to
•Gas distribution revenues increased $63 million due primarily to increases of $28 million from CIP decoupling, $26 million in GSMP II collections, $7 million due to higher sales volumes and $2 million in Green Program Recovery Charge (GPRC) collections.
•Electric distribution revenues increased $20 million due primarily to $16 million from CIP decoupling, $3 million from higher sales volumes and $1 million in GPRC collections.
•Electric and Gas distribution revenues also increased $14 million due to a net decrease in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
•Transmission revenues were $4 million lower due primarily to the estimated impact of the ROE settlement, partially offset by an increase in revenue requirements attributable to higher rate base investment.
Commodity Revenues increased $122 million as a result of higher Gas revenues and higher Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic gas supply service (BGSS) and basic generation service (BGS) to retail customers.
•Gas commodity revenues increased $120 million due primarily to $115 million from higher BGSS prices and $5 million from higher BGSS sales volumes.
•Electric commodity revenues increased $2 million due primarily to a $16 million increase from higher sales volumes, partially offset by $13 million in lower BGS prices.
Clause Revenues decreased $10 million due primarily to a $14 million decrease in Tax Adjustment Credit (TAC) deferrals and a $2 million decrease in GPRC deferrals, partially offset by higher SBC revenues of $6 million. The changes in TAC and GPRC deferral amounts and SBC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals or SBC revenue.
Other Operating Revenues increased $6 million due primarily to a $7 million increase in appliance service revenues, partially offset by a $3 million decrease in Transition Renewable Energy Certificate (TREC) revenues. Solar Renewable Energy Certificate (SREC) and ZEC revenues were unchanged. The TREC, SREC and ZEC components of other operating revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $119 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $39 million due primarily to increases of $18 million in clause and renewable-related expenses, $5 million in distribution expenditures, $4 million in injuries and damages, $2 million in transmission expenditures, $2 million in appliance service costs and $8 million in other operating expenses.
Depreciation and Amortization was unchanged due primarily to a $16 million increase related to additional plant in service offset by a $12 million decrease due to new transmission depreciation rates that became effective in August 2021 and a $5 million decrease in the amortization of Regulatory Assets.
Other Income (Deductions) decreased $9 million primarily due to an $8 million decrease in the equity portion of the allowance for funds used during construction (AFUDC) and a $1 million decrease in solar loan interest.
Net Non-Operating Pension and OPEB Credits (Costs) increased $4 million due primarily to a $13 million decrease in the amortization of the net actuarial loss, partially offset by a $5 million decrease in the expected return on plan assets and a $4 million increase in interest cost.
Interest Expense increased $5 million due primarily to a $2 million increase in AFUDC in 2022, a $1 million increase from the Green Bond issuance in 2022 and a $1 million increase from net debt issuances in 2021.
Income Tax Expense increased $10 million due primarily to higher pre-tax income.

PSEG Power

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2022	2021	2022 vs. 2021
	Millions		Millions	%
Operating Revenues	$460	$1,167	$(707)	(61)
Energy Costs	861	682	179	26
Operation and Maintenance	204	222	(18)	(8)
Depreciation and Amortization	34	92	(58)	(63)
Losses on Asset Dispositions and Impairments	43	—	43	N/A
Income from Equity Method Investments	4	3	1	33
Net Gains (Losses) on Trust Investments	(66)	58	(124)	N/A
Other Income (Deductions)	(15)	(4)	(11)	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	17	12	5	42
Interest Expense	5	27	(22)	(81)
Income Tax Expense (Benefit)	(228)	52	(280)	N/A

Three Months Ended March 31, 2022 as Compared to 2021
Operating Revenues decreased $707 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $885 million due primarily to
•a net decrease of $781 million due to higher MTM losses in 2022 as compared to 2021. Of this amount, there was a $919 million decrease due to changes in forward prices, partially offset by a $138 million increase due to lower losses on positions reclassified to realized upon settlement in 2022,
•a net decrease of $68 million due primarily to lower volumes of electricity sold under the BGS contracts,
•a net decrease of $21 million due primarily to lower volumes sold in the PJM, New England (NE) and New York (NY) regions primarily due to the sale of the fossil generating plants, partially offset by higher average realized prices in the NE and NY regions, and
•a net decrease of $11 million in solar revenues due to the sale of the solar plants in June 2021.
Gas Supply Revenues increased $179 million due primarily to
•an increase of $147 million in sales under the BGSS contract due primarily to higher prices of $139 million and higher sales volumes of $8 million, and

•a net increase of $42 million related to sales to third parties, primarily due to higher average sales prices,
•partially offset by a decrease of $10 million due to higher MTM losses in 2022 as compared to 2021 primarily due to changes in forward prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $179 million due to
Gas costs increased $175 million due mainly to
•an increase of $150 million in costs primarily related to sales under the BGSS contract, of which $146 million was due to the higher average cost of gas and $4 million to higher send out volumes, and
•a net increase of $26 million related to sales to third parties, primarily due to an increase in the average cost of gas.
Generation costs increased $4 million due primarily to
•a net increase of $31 million in fuel costs, reflecting higher gas prices in the PJM, NY, and NE regions, partially offset by lower gas volumes caused by the sale of the fossil generating plants. Additionally, there was a decrease in coal costs in the NE region due to the retirement of the Bridgeport Harbor 3 (BH3) plant effective May 31, 2021, and
•a net increase of $8 million due to net MTM losses in 2022 as compared to net MTM gains in 2021 reclassified to realized upon settlement in 2022,
•partially offset by a net decrease of $19 million in energy purchases due primarily to lower renewable energy credit requirements caused by decreases in load served in the PJM and NE regions,
•a net decrease of $11 million in transmission costs due primarily to the impact from transfer of responsibility for firm transmission services under BGS contracts from BGS suppliers to the electric distribution companies, and
•a net decrease of $6 million due primarily to lower ancillary costs caused by decreases in load served in PJM.
Operation and Maintenance decreased $18 million due primarily to the sale of the fossil generating plants in February 2022 and the sale of our ownership interest in the solar plants in June 2021.
Depreciation and Amortization decreased $58 million due primarily to ceasing depreciation expense on the then pending sales of the solar and fossil generating plants since May and August 2021, respectively, and the retirement of BH3 in 2021.
(Gains) Losses on Asset Dispositions and Impairments reflects a $43 million impairment loss due to the sale of the fossil generating plants in February 2022. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
Net Gains (Losses) on Trust Investments decreased $124 million due primarily to $5 million of net realized losses in 2022 as compared to $64 million of net realized gains in 2021 on NDT Fund investments and a $54 million increase in net unrealized losses on equity investments in the NDT Fund.
Other Income (Deductions) decreased $11 million due primarily to higher purchases of NOL tax benefits under the New Jersey Technology Tax Benefit Transfer Program in 2022.
Non-Operating Pension and OPEB Credits (Costs) increased $5 million due to an increase in the expected return on plan assets and a decrease in the amortization of net unrecognized loss, partially offset by an increase in interest cost and co-owner charges.
Interest Expense decreased $22 million due primarily to the early redemption of all outstanding Senior Notes in 2021.
Income Tax Expense decreased $280 million due primarily to lower pre-tax income in 2022 and the purchase of more New Jersey NOL tax benefits in 2022.

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
For the three months ended March 31, 2022, our operating cash flow decreased $555 million as compared to the same period in 2021. The net decrease was primarily due to a $639 million reduction related to net cash collateral posting requirements at PSEG Power and a net change at PSE&G, as discussed below. In addition, in 2021, there were lower tax refunds at the parent company.
Current economic conditions have adversely impacted residential and C&I customer payment patterns. During the moratorium, as previously discussed, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will extend beyond the duration of the coronavirus pandemic.
PSE&G
PSE&G’s operating cash flow increased $218 million from $518 million to $736 million for the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to higher cash collateral postings received from BGS suppliers, decreases in electric energy and vendor payments, higher tax payments in 2021 and higher earnings in 2022, partially offset by a net increase in regulatory deferrals in 2022 and higher accounts receivable reflecting lower collections due to the economic impacts of the pandemic.
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
During the second half of 2021 and continuing into 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in our daily collateral requirements which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $1.5 billion at the end of March 2022. Subsequent to March 2022, collateral postings continued to increase and we continued to experience significantly higher variation in our daily collateral requirements. Net cash collateral postings were $2.6 billion at the end of April 2022. The majority of this collateral relates to hedges in place through the end of 2023 and is expected to be returned as we satisfy our obligations under those contracts. Proceeds from the sale of Fossil and the closing of a $1.25 billion term loan at PSEG Power have increased our available liquidity to help support our current collateral requirements in 2022.
In March and May 2021, PSEG entered into two 364-day variable rate term loan agreements for $500 million and $750 million, respectively. In August 2021, PSEG entered into a $1.25 billion, 364-day variable rate term loan agreement. In March 2022, the $500 million term loan matured and PSEG prepaid the $750 million term loan due in May 2022. These term loans are not included in the credit facility amounts presented in the following table.
In April 2022, PSEG entered into a 364-day variable rate term loan agreement for $1.5 billion.
Our total credit facilities and available liquidity as of March 31, 2022 were as follows:

Company/Facility	As of March 31, 2022
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$428	$1,072
PSE&G	1,000	18	982
PSEG Power	1,350	162	1,188
Total	$3,850	$608	$3,242

In April 2022, PSEG Power entered into two $100 million letter of credit facilities expiring in April 2024 and 2025, respectively.
We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of March 31, 2022, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12 month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $1,270 million and $1,151 million as of March 31, 2022 and December 31, 2021, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the first quarter of 2022,
•PSE&G issued $500 million of 3.10% Secured Medium-Term Notes (Green Bond), Series P, due March 2032, and
•PSEG Power entered into a $1.25 billion variable rate term loan agreement due March 2025.
During the next twelve months,
•PSEG has $700 million of 2.65% Senior Notes maturing in November 2022.
PSEG, PSEG Power, Energy Holdings, PSEG LI and Services participate in a corporate money pool, an aggregation of daily cash balances designed to efficiently manage their respective short-term liquidity needs, which are accounted for as intercompany loans. Long Island Electric Utility Servco, LLC (Servco) does not participate in the corporate money pool. Servco’s short-term liquidity needs are met through an account funded and owned by LIPA.
For additional information see Item 1. Note 12. Debt and Credit Facilities.
Common Stock Dividends
On April 19, 2022, PSEG’s Board of Directors approved a $0.54 per share common stock dividend for the second quarter of 2022. This reflects an indicative annual dividend rate of $2.16 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 18. Earnings Per Share (EPS) and Dividends.
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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our 2021 Form 10-K.
PSE&G
During the three months ended March 31, 2022, PSE&G made capital expenditures of $628 million, primarily for T&D system reliability. This does not include expenditures for cost of removal, net of salvage, of $30 million, which are included in operating cash flows.
Other
During the three months ended March 31, 2022, PSEG made capital expenditures of $25 million, excluding $33 million for nuclear fuel, primarily related to various nuclear projects.
ACCOUNTING MATTERS
For information related to recent accounting matters, see Item 1. Note 2. Recent Accounting Standards.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The risk inherent in our market-risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, equity security prices and interest rates as discussed in the Notes to the Condensed Consolidated Financial Statements. It is our policy to use derivatives to manage risk consistent with business plans and prudent practices. We have a Risk Management Committee comprised of executive officers who utilize a risk oversight function to ensure compliance with our corporate policies and risk management practices.
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
From January through March 2022, MTM VaR varied between a low of $70 million and a high of $112 million at the 95% confidence level. The range of VaR was narrower for the three months ended March 31, 2022 as compared with the year ended December 31, 2021.

	MTM VaR
	Three Months Ended March 31, 2022	Year Ended December 31, 2021
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$78	$71
Average for the Period	$86	$36
High	$112	$113
Low	$70	$7
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$122	$112
Average for the Period	$135	$57
High	$175	$178
Low	$110	$11

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
Internal Controls
PSEG and PSE&G
There have been no changes in internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the Form 10-K, see Part I, Item 1. Note 11. Commitments and Contingent Liabilities.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table indicates our common share repurchases during the first quarter of 2022:

Three Months Ended March 31, 2022		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
					Millions
January 1 - January 31	(B)	2,437,621	$65.78	2,437,621	$340
February 1 - February 28	(B)	1,353,542	$66.27	1,353,542	$250
March 1 - March 31	(C)	3,043,214	$65.72	3,043,214	$—
Total		6,834,377	$65.84	6,834,377	$—

(A)On September 27, 2021, PSEG announced a $500 million share repurchase program to be implemented upon the close of the sale of the fossil generation assets. In November 2021, the Board of Directors authorized senior management to implement the $500 million share repurchase program at such time as senior management deemed appropriate in its discretion, without expiration.
(B)On December 13, 2021, under this $500 million share repurchase program authorization, PSEG entered into an open market share repurchase plan for $250 million of our common shares that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no common share repurchases during the fourth quarter of 2021. During January and through February 16, 2022, we purchased the full $250 million of common shares under the open market share repurchase plan and there were no remaining shares available for repurchase under the open market share repurchase plan.
(C)On March 14, 2022, PSEG entered into a Master Confirmation and Supplemental Confirmation with an investment banking firm to effect an accelerated share repurchase agreement (ASR Agreement) of $250 million of shares of PSEG’s outstanding Common Stock. The share repurchases pursuant to the ASR Agreement will be completed under PSEG’s current $500 million share repurchase program authorization. Under the ASR Agreement, PSEG paid $250 million and received initial delivery of the shares of Common Stock reported in the above table in mid-March, representing approximately 80% of the total number of shares of Common Stock initially underlying the ASR Agreement, based on the closing price of the Common Stock of $65.72 on March 11, 2022. The total number of shares that PSEG will repurchase under the ASR Agreement will be determined at the end of the applicable purchase period and will be based on the volume-weighted average price of the Common Stock during the term of the ASR Agreement, less a discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR Agreement. The ASR Agreement provides that termination of the ASR agreement and final settlement of the shares of Common Stock repurchased under the ASR Agreement will generally occur in June 2022, unless the scheduled termination date of the ASR Agreement is accelerated. If the final settlement is in PSEG’s favor, the obligations to PSEG will be satisfied by delivery of additional shares of PSEG’s Common Stock and cash payment for any fractional shares. If final settlement is in the investment banking firm’s favor, PSEG’s obligations will be satisfied by delivery of either cash or shares of PSEG’s Common Stock at PSEG’s election.

ITEM 5. OTHER INFORMATION
None.

ITEM 6.EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 4a(15):	Supplemental Indenture dated March 1, 2022
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 3, 2022

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
Date: May 3, 2022