Form 10-Q
period 2022-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2022-08-02
CIK 788784, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
(Cover continued on next page)

(Cover continued from previous page)
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2022, Public Service Enterprise Group Incorporated had outstanding 498,860,141 shares of its sole class of Common Stock, without par value.
As of July 19, 2022, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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
•adverse performance of our nuclear decommissioning and defined benefit plan trust fund investments and changes in funding requirements and pension costs;
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
OPERATING REVENUES	$2,076	$1,874	$4,389	$4,763
OPERATING EXPENSES
Energy Costs	765	606	2,010	1,635
Operation and Maintenance	751	783	1,545	1,561
Depreciation and Amortization	269	322	552	663
(Gains) Losses on Asset Dispositions and Impairments	(5)	457	38	457
Total Operating Expenses	1,780	2,168	4,145	4,316
OPERATING INCOME (LOSS)	296	(294)	244	447
Income from Equity Method Investments	7	6	11	9
Net Gains (Losses) on Trust Investments	(187)	81	(255)	141
Other Income (Deductions)	38	33	43	58
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	94	82	188	164
Interest Expense	(150)	(147)	(287)	(293)
INCOME (LOSS) BEFORE INCOME TAXES	98	(239)	(56)	526
Income Tax Benefit (Expense)	33	62	185	(55)
NET INCOME (LOSS)	$131	$(177)	$129	$471
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	497	504	499	504
DILUTED	500	504	502	507
NET INCOME (LOSS) PER SHARE:
BASIC	$0.26	$(0.35)	$0.26	$0.94
DILUTED	$0.26	$(0.35)	$0.26	$0.93

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$131	$(177)	$129	$471
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $30, $(10), $69 and $16 for the three and six months ended 2022 and 2021, respectively	(46)	16	(107)	(26)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(1), $(1), $(1) and $(1) for the three and six months ended 2022 and 2021, respectively	—	—	1	1
Pension/OPEB adjustment, net of tax (expense) benefit of $0, $(1), $0 and $(3) for the three and six months ended 2022 and 2021, respectively	1	4	1	7
Other Comprehensive Income (Loss), net of tax	(45)	20	(105)	(18)
COMPREHENSIVE INCOME (LOSS)	$86	$(157)	$24	$453

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,207	$818
Accounts Receivable, net of allowance of $324 in 2022 and $325 in 2021	1,998	1,859
Tax Receivable	8	9
Unbilled Revenues, net of allowance of $11 in 2022 and $12 in 2021	217	217
Fuel	250	296
Materials and Supplies, net	484	448
Prepayments	331	63
Derivative Contracts	131	72
Regulatory Assets	491	364
Assets Held for Sale	—	2,060
Other	50	44
Total Current Assets	6,167	6,250
PROPERTY, PLANT AND EQUIPMENT	44,890	43,684
Less: Accumulated Depreciation and Amortization	(9,731)	(9,318)
Net Property, Plant and Equipment	35,159	34,366
NONCURRENT ASSETS
Regulatory Assets	3,754	3,605
Operating Lease Right-of-Use Assets	189	201
Long-Term Investments	577	541
Nuclear Decommissioning Trust (NDT) Fund	2,266	2,637
Long-Term Tax Receivable	47	47
Long-Term Receivable of Variable Interest Entity (VIE)	839	828
Rabbi Trust Fund	197	242
Intangibles	38	20
Derivative Contracts	59	28
Other	316	234
Total Noncurrent Assets	8,282	8,383
TOTAL ASSETS	$49,608	$48,999

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2022	December 31, 2021
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,200	$700
Commercial Paper and Loans	3,313	3,519
Accounts Payable	1,214	1,315
Derivative Contracts	220	17
Accrued Interest	127	121
Accrued Taxes	39	67
Clean Energy Program	230	146
Obligation to Return Cash Collateral	731	179
Regulatory Liabilities	341	388
Liabilities Held for Sale	—	144
Other	519	476
Total Current Liabilities	7,934	7,072
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,474	5,759
Regulatory Liabilities	2,403	2,497
Operating Leases	179	191
Asset Retirement Obligations	1,600	1,573
OPEB Costs	558	572
OPEB Costs of Servco	655	640
Accrued Pension Costs	226	318
Accrued Pension Costs of Servco	169	174
Environmental Costs	231	245
Derivative Contracts	30	17
Long-Term Accrued Taxes	69	100
Other	181	184
Total Noncurrent Liabilities	11,775	12,270
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	16,471	15,219
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2022 and 2021—534 shares	5,038	5,045
Treasury Stock, at cost, 2022 and 2021—37 and 30 shares, respectively	(1,382)	(896)
Retained Earnings	10,227	10,639
Accumulated Other Comprehensive Loss	(455)	(350)
Total Stockholders’ Equity	13,428	14,438
Total Capitalization	29,899	29,657
TOTAL LIABILITIES AND CAPITALIZATION	$49,608	$48,999

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions (Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$129	$471
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	552	663
Amortization of Nuclear Fuel	93	94
Losses on Asset Dispositions and Impairments	38	457
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	40	82
Provision for Deferred Income Taxes (Other than Leases) and ITC	(385)	(205)
Non-Cash Employee Benefit Plan (Credits) Costs	(120)	(89)
Leveraged Lease (Income), (Gains) and Losses, Adjusted for Rents Received and Deferred Taxes	25	6
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	951	331
Cost of Removal	(63)	(60)
Net Change in Regulatory Assets and Liabilities	(188)	(24)
Net (Gains) Losses and (Income) Expense from NDT Fund	222	(158)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	1	56
Prepayments	(199)	(200)
Accrued Taxes	(98)	30
Cash Collateral	(1,244)	(289)
Obligation to Return Cash Collateral	552	3
Other Current Assets and Liabilities	130	(124)
Employee Benefit Plan Funding and Related Payments	(16)	(8)
Other	(64)	13
Net Cash Provided By (Used In) Operating Activities	356	1,049
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,291)	(1,303)
Proceeds from Sales of Trust Investments	862	1,229
Purchases of Trust Investments	(876)	(1,223)
Proceeds from Sales of Long-Lived Assets	1,890	565
Other	(54)	(61)
Net Cash Provided By (Used In) Investing Activities	531	(793)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(956)	(563)
Proceeds from Short-Term Loans	2,000	1,250
Payment of Short-Term Loans	(1,250)	(300)
Issuance of Long-Term Debt	1,750	900
Redemption of Long-Term Debt	—	(1,384)
Payments for Share Repurchase Program	(500)	—
Cash Dividends Paid on Common Stock	(541)	(516)
Other	(7)	(71)
Net Cash Provided By (Used In) Financing Activities	496	(684)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,383	(428)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	863	572
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,246	$144
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$325	$143
Interest Paid, Net of Amounts Capitalized	$276	$279
Accrued Property, Plant and Equipment Expenditures	$381	$309

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of March 31, 2022	534	$4,978	(37)	$(1,336)	$10,366	$(410)	$13,598
Net Income	—	—	—	—	131	—	131
Other Comprehensive Income (Loss), net of tax (expense) benefit of $29	—	—	—	—	—	(45)	(45)
Comprehensive Income							86
Cash Dividends at $0.54 per share on Common Stock	—	—	—	—	(270)	—	(270)
Payments for Share Repurchase Program	—	50	—	(50)	—	—	—
Other	—	10	—	4	—	—	14
Balance as of June 30, 2022	534	$5,038	(37)	$(1,382)	$10,227	$(455)	$13,428

Balance as of March 31, 2021	534	$5,013	(30)	$(902)	$12,708	$(542)	$16,277
Net Loss	—	—	—	—	(177)	—	(177)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(12)	—	—	—	—	—	20	20
Comprehensive Loss							(157)
Cash Dividends at $0.51 per share on Common Stock	—	—	—	—	(258)	—	(258)
Other	—	13	—	3	—	—	16
Balance as of June 30, 2021	534	$5,026	(30)	$(899)	$12,273	$(522)	$15,878

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2021	534	$5,045	(30)	$(896)	$10,639	$(350)	$14,438
Net Income	—	—	—	—	129	—	129
Other Comprehensive Income (Loss), net of tax (expense) benefit of $68	—	—	—	—	—	(105)	(105)
Comprehensive Income							24
Cash Dividends at $1.08 per share on Common Stock	—	—	—	—	(541)	—	(541)
Payments for Share Repurchase Program	—	—	(7)	(500)	—	—	(500)
Other	—	(7)	—	14	—	—	7
Balance as of June 30, 2022	534	$5,038	(37)	$(1,382)	$10,227	$(455)	$13,428

Balance as of December 31, 2020	534	$5,031	(30)	$(861)	$12,318	$(504)	$15,984
Net Income	—	—	—	—	471	—	471
Other Comprehensive Income (Loss), net of tax (expense) benefit of $12	—	—	—	—	—	(18)	(18)
Comprehensive Income							453
Cash Dividends at $1.02 per share on Common Stock	—	—	—	—	(516)	—	(516)
Other	—	(5)	—	(38)	—	—	(43)
Balance as of June 30, 2021	534	$5,026	(30)	$(899)	$12,273	$(522)	$15,878

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
OPERATING REVENUES	$1,668	$1,514	$3,952	$3,587
OPERATING EXPENSES
Energy Costs	630	509	1,598	1,358
Operation and Maintenance	434	393	897	817
Depreciation and Amortization	227	231	468	472
Total Operating Expenses	1,291	1,133	2,963	2,647
OPERATING INCOME	377	381	989	940
Net Gains (Losses) on Trust Investments	(2)	—	(2)	1
Other Income (Deductions)	22	24	41	52
Net Non-Operating Pension and OPEB Credits (Costs)	71	66	141	132
Interest Expense	(107)	(101)	(210)	(199)
INCOME BEFORE INCOME TAXES	361	370	959	926
Income Tax Benefit (Expense)	(56)	(61)	(145)	(140)
NET INCOME	$305	$309	$814	$786

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET INCOME	$305	$309	$814	$786
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $1, $0, $2 and $1 for the three and six months ended 2022 and 2021, respectively	(1)	1	(4)	(2)
COMPREHENSIVE INCOME	$304	$310	$810	$784

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$953	$294
Accounts Receivable, net of allowance of $324 in 2022 and $325 in 2021	989	1,050
Unbilled Revenues, net of allowance of $11 in 2022 and $12 in 2021	217	217
Materials and Supplies, net	261	233
Prepayments	216	15
Regulatory Assets	491	364
Other	32	33
Total Current Assets	3,159	2,206
PROPERTY, PLANT AND EQUIPMENT	39,725	38,588
Less: Accumulated Depreciation and Amortization	(7,927)	(7,640)
Net Property, Plant and Equipment	31,798	30,948
NONCURRENT ASSETS
Regulatory Assets	3,754	3,605
Operating Lease Right-of-Use Assets	90	92
Long-Term Investments	164	181
Rabbi Trust Fund	35	43
Other	181	123
Total Noncurrent Assets	4,224	4,044
TOTAL ASSETS	$39,181	$37,198

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2022	December 31, 2021
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$500	$—
Accounts Payable	697	571
Accounts Payable—Affiliated Companies	251	418
Accrued Interest	111	107
Clean Energy Program	230	146
Obligation to Return Cash Collateral	731	179
Regulatory Liabilities	341	388
Other	426	376
Total Current Liabilities	3,287	2,185
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	5,117	4,874
Regulatory Liabilities	2,403	2,497
Operating Leases	81	83
Asset Retirement Obligations	364	363
OPEB Costs	339	354
Accrued Pension Costs	78	132
Environmental Costs	178	191
Long-Term Accrued Taxes	7	6
Other	150	145
Total Noncurrent Liabilities	8,717	8,645
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	11,794	11,795
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2022 and 2021—132 shares	892	892
Contributed Capital	1,170	1,170
Basis Adjustment	986	986
Retained Earnings	12,338	11,524
Accumulated Other Comprehensive Income (Loss)	(3)	1
Total Stockholder’s Equity	15,383	14,573
Total Capitalization	27,177	26,368
TOTAL LIABILITIES AND CAPITALIZATION	$39,181	$37,198

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$814	$786
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	468	472
Provision for Deferred Income Taxes and ITC	80	63
Non-Cash Employee Benefit Plan (Credits) Costs	(90)	(78)
Cost of Removal	(63)	(60)
Net Change in Regulatory Assets and Liabilities	(188)	(24)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	11	35
Materials and Supplies	(27)	(10)
Prepayments	(201)	(190)
Accounts Payable	71	(62)
Accounts Receivable/Payable—Affiliated Companies, net	(133)	(138)
Obligation to Return Cash Collateral	552	3
Other Current Assets and Liabilities	52	(68)
Employee Benefit Plan Funding and Related Payments	(8)	(1)
Other	(26)	(48)
Net Cash Provided By (Used In) Operating Activities	1,312	680
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,171)	(1,219)
Proceeds from Sales of Trust Investments	9	21
Purchases of Trust Investments	(8)	(15)
Solar Loan Investments	13	12
Other	3	7
Net Cash Provided By (Used In) Investing Activities	(1,154)	(1,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	—	(100)
Issuance of Long-Term Debt	500	900
Redemption of Long-Term Debt	—	(434)
Other	(5)	(8)
Net Cash Provided By (Used In) Financing Activities	495	358
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	653	(156)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	339	233
Cash, Cash Equivalents and Restricted Cash at End of Period	$992	$77
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$104	$150
Interest Paid, Net of Amounts Capitalized	$200	$190
Accrued Property, Plant and Equipment Expenditures	$349	$240

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of March 31, 2022	$892	$1,170	$986	$12,033	$(2)	$15,079
Net Income	—	—	—	305	—	305
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(1)	(1)
Comprehensive Income						304
Balance as of June 30, 2022	$892	$1,170	$986	$12,338	$(3)	$15,383

Balance as of March 31, 2021	$892	$1,170	$986	$10,555	$—	$13,603
Net Income	—	—	—	309	—	309
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	1	1
Comprehensive Income						310
Balance as of June 30, 2021	$892	$1,170	$986	$10,864	$1	$13,913

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2021	$892	$1,170	$986	$11,524	$1	$14,573
Net Income	—	—	—	814	—	814
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	—	(4)	(4)
Comprehensive Income						810
Balance as of June 30, 2022	$892	$1,170	$986	$12,338	$(3)	$15,383

Balance as of December 31, 2020	$892	$1,170	$986	$10,078	$3	$13,129
Net Income	—	—	—	786	—	786
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(2)	(2)
Comprehensive Income						784
Balance as of June 30, 2021	$892	$1,170	$986	$10,864	$1	$13,913

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
PSEG’s other direct wholly owned subsidiaries are: PSEG Energy Holdings L.L.C. (Energy Holdings), which holds investments in offshore wind ventures and legacy lease investments; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) electric transmission and distribution (T&D) system under an Operations Services Agreement (OSA); and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
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
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2021) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Other (A)	Consolidated
	Millions
As of December 31, 2021
Cash and Cash Equivalents	$294	$524	$818
Restricted Cash in Other Current Assets	28	—	28
Restricted Cash in Other Noncurrent Assets	17	—	17
Cash, Cash Equivalents and Restricted Cash	$339	$524	$863

As of June 30, 2022
Cash and Cash Equivalents	$953	$1,254	$2,207
Restricted Cash in Other Current Assets	22	—	22
Restricted Cash in Other Noncurrent Assets	17	—	17
Cash, Cash Equivalents and Restricted Cash	$992	$1,254	$2,246

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
New Standards Issued But Not Yet Adopted as of June 30, 2022
Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers—ASU 2021-08
This accounting standard amends the business combination guidance by requiring entities to apply the revenue recognition standard to recognize and measure contract assets and contract liabilities in a business combination.
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
Fair Value Measurement: Equity Securities Subject to Contractual Sale Restrictions—ASU 2022-03
This accounting standard improves financial reporting for investors and other financial statement users by increasing comparability of financial information across reporting entities that have investments in equity securities measured at fair value that are subject to contractual restrictions preventing the sale of those securities. It clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.
The standard is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted. Amendments in this standard will be applied prospectively. PSEG is currently analyzing the impact of this standard on its financial statements.

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
Other
Revenues from Contracts with Customers
Electricity and Related Products— PSEG Power sells to the Independent System Operators (ISOs) energy and ancillary services which are separately transacted in the day-ahead or real-time energy markets. The energy and ancillary services performance obligations are typically satisfied over time as delivered and revenue is recognized accordingly. In addition, wholesale load contracts have been executed in the different ISO regions for the bundled supply of energy, capacity, renewable energy credits and ancillary services representing PSEG Power’s performance obligations. Revenue for these contracts is recognized over time as the bundled service is provided to the customer. Transaction terms generally run from several months to three years. PSEG generally reports electricity sales and purchases conducted with those individual ISOs net on an hourly basis in either Operating Revenues or Energy Costs in its Condensed Consolidated Statements of Operations. The classification depends on the net hourly activity.
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
Gas Contracts—PSEG Power sells wholesale natural gas, primarily through an index based full-requirements Basic Gas Supply Service (BGSS) contract with PSE&G to meet the gas supply requirements of PSE&G’s customers. The BGSS contract remains

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in effect unless terminated by either party with a two-year notice. Based upon the availability of natural gas, storage and pipeline capacity beyond PSE&G’s daily needs, PSEG Power also sells gas and pipeline capacity to other counterparties under bilateral contracts. The performance obligation is primarily the delivery of gas which is satisfied over time. Revenue is recognized as gas is delivered or pipeline capacity is released.
PSEG LI Contract—PSEG LI has a contract with LIPA which generates revenues. PSEG LI’s subsidiary, Long Island Electric Utility Servco, LLC (Servco) records costs which are recovered from LIPA and records the recovery of those costs as revenues when Servco is a principal in the transaction.
Other Revenues from Contracts with Customers
Prior to the sale of Solar Source in June 2021, PSEG Power entered into bilateral contracts to sell solar power and solar renewable energy certificates (SRECs) from its solar facilities. Contract terms ranged from 15 to 30 years. The performance obligations were generally solar power and SRECs which were transferred to customers upon generation. Revenue was recognized upon generation of the solar power. These performance obligations were transferred as part of the sale of Solar Source. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
PSEG Power has entered into long-term contracts with LIPA for energy management and fuel procurement services. Revenue is recognized over time as services are rendered.
Revenues Unrelated to Contracts with Customers
PSEG Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 13. Financial Risk Management Activities for further discussion. Prior to the sale of Solar Source, PSEG Power was also a party to solar contracts that qualified as leases and were accounted for in accordance with lease accounting guidance. These performance obligations were transferred as part of the sale of Solar Source. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.
Disaggregation of Revenues

	PSE&G	Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2022
Revenues from Contracts with Customers
Electric Distribution	$836	$—	$—	$836
Gas Distribution	317	—	—	317
Transmission	396	—	—	396
Electricity and Related Product Sales
PJM
Third-Party Sales	—	475	—	475
Sales to Affiliates	—	35	(35)	—
New York ISO	—	—	—	—
ISO New England	—	3	—	3
Gas Sales
Third-Party Sales	—	77	—	77
Sales to Affiliates	—	202	(202)	—
Other Revenues from Contracts with Customers (B)	94	150	—	244
Total Revenues from Contracts with Customers	1,643	942	(237)	2,348
Revenues Unrelated to Contracts with Customers (C)	25	(297)	—	(272)
Total Operating Revenues	$1,668	$645	$(237)	$2,076

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Other (A)	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2022
Revenues from Contracts with Customers
Electric Distribution	$1,556	$—	$—	$1,556
Gas Distribution	1,364	—	(1)	1,363
Transmission	788	—	—	788
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,057	—	1,057
Sales to Affiliates	—	91	(91)	—
New York ISO	—	88	—	88
ISO New England	—	89	—	89
Gas Sales
Third-Party Sales	—	213	—	213
Sales to Affiliates	—	728	(728)	—
Other Revenues from Contracts with Customers (B)	179	296	(1)	474
Total Revenues from Contracts with Customers	3,887	2,562	(821)	5,628
Revenues Unrelated to Contracts with Customers (C)	65	(1,304)	—	(1,239)
Total Operating Revenues	$3,952	$1,258	$(821)	$4,389

	PSE&G	Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2021
Revenues from Contracts with Customers
Electric Distribution	$765	$—	$—	$765
Gas Distribution	256	—	(2)	254
Transmission	405	—	—	405
Electricity and Related Product Sales
PJM
Third-Party Sales	—	408	—	408
Sales to Affiliates	—	62	(62)	—
New York ISO	—	49	—	49
ISO New England	—	18	—	18
Gas Sales
Third-Party Sales	—	28	—	28
Sales to Affiliates	—	110	(110)	—
Other Revenues from Contracts with Customers (B)	81	157	(1)	237
Total Revenues from Contracts with Customers	1,507	832	(175)	2,164
Revenues Unrelated to Contracts with Customers (C)	7	(297)	—	(290)
Total Operating Revenues	$1,514	$535	$(175)	$1,874

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Other (A)	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2021
Revenues from Contracts with Customers
Electric Distribution	$1,472	$—	$—	$1,472
Gas Distribution	1,152	—	(5)	1,147
Transmission	804	—	—	804
Electricity and Related Product Sales
PJM
Third-Party Sales	—	879	—	879
Sales to Affiliates	—	150	(150)	—
New York ISO	—	97	—	97
ISO New England	—	69	—	69
Gas Sales
Third-Party Sales	—	88	—	88
Sales to Affiliates	—	520	(520)	—
Other Revenues from Contracts with Customers (B)	156	308	(2)	462
Total Revenues from Contracts with Customers	3,584	2,111	(677)	5,018
Revenues Unrelated to Contracts with Customers (C)	3	(258)	—	(255)
Total Operating Revenues	$3,587	$1,853	$(677)	$4,763

(A)Other consists of revenues at PSEG Power, Energy Holdings and PSEG LI.
(B)Includes primarily revenues from appliance repair services and the sale of SRECs at auction at PSE&G, PSEG Power’s energy management fee with LIPA and PSEG LI’s OSA with LIPA in Other. Other also includes PSEG Power’s solar power projects in 2021.
(C)Includes alternative revenues at PSE&G primarily from the CIP program in 2022 and derivative contracts and lease contracts in 2022 and 2021 in Other.
Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of June 30, 2022 and December 31, 2021. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 22% and 21% of accounts receivable (including unbilled revenues) as of June 30, 2022 and December 31, 2021, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported on the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the ongoing coronavirus pandemic (COVID-19) on the outstanding balances as of June 30, 2022. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause mechanism. As of June 30, 2022, PSE&G had a deferred balance of $137 million from electric bad debts recorded as a Regulatory Asset. In addition, PSE&G had deferred incremental gas bad debt expense of $63 million as a Regulatory Asset for future regulatory recovery due to the impact of the ongoing pandemic. See Note 6. Rate Filings for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months and six months ended June 30, 2022 and 2021:

Three Months Ended
June 30, 2022
Millions
Balance as of March 31, 2022	$351
Utility Customer and Other Accounts
Provision	6
Write-offs, net of Recoveries of $14 million	(22)
Balance as of June 30, 2022	$335

Six Months Ended
June 30, 2022
Millions
Balance as of January 1, 2022	$337
Utility Customer and Other Accounts
Provision	39
Write-offs, net of Recoveries of $22 million	(41)
Balance as of June 30, 2022	$335

Three Months Ended
June 30, 2021
Millions
Balance as of March 31, 2021	$239
Utility Customer and Other Accounts
Provision	34
Write-offs, net of Recoveries of $5 million	(13)
Balance as of June 30, 2021	$260

Six Months Ended
June 30, 2021
Millions
Balance as of January 1, 2021	$206
Utility Customer and Other Accounts
Provision	78
Write-offs, net of Recoveries of $7 million	(24)
Balance as of June 30, 2021	$260

Other
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of June 30, 2022 and December 31, 2021.
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
PSEG Power’s accounts receivable consist mainly of revenues from wholesale load contracts and capacity sales which are executed in the different ISO regions. PSEG Power also sells energy and ancillary services directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of June 30, 2022 or December 31, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
PSEG LI did not have any material contract balances as of June 30, 2022 and December 31, 2021.
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
Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is generally conducted annually three years in advance of the operating period. The 2022/2023 auction was held in June 2021 and the 2023/2024 auction was held in June 2022. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per MW-Day	MW Cleared
June 2022 to May 2023	$97	3,300
June 2023 to May 2024	$49	3,700

Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $47 million.
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
Note 4. Early Plant Retirements/Asset Dispositions and Impairments
Nuclear
In April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour (KWh) used (which is equivalent to approximately $10 per megawatt hour (MWh) generated in payments to selected nuclear plants (ZEC payment)). Each nuclear plant received ZEC revenue for approximately three years, through May 2022. That first eligibility period related to the award of ZECs from the April 2019 BPU Order has concluded.
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per MWh received during the prior ZEC period through May 2022 referenced above. As a result, each nuclear plant is receiving ZEC revenue for an additional three years starting June 2022. The terms and conditions of this April 2021 ZEC award are the same as the ZEC period through May 2022.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Non-Nuclear
In May 2021, Power Ventures, a direct wholly owned subsidiary of PSEG Power, entered into a purchase agreement with Quattro Solar, LLC, an affiliate of LS Power, relating to the sale by Power Ventures of 100% of its ownership interest in Solar Source including its related assets and liabilities. The transaction closed in June 2021. As a result of the sale, PSEG Power recorded a pre-tax gain on sale of approximately $63 million, which is inclusive of the recognition of previously deferred unamortized investment tax credits (ITC) of $185 million, and income tax expense of approximately $62 million primarily due to the recapture of ITC on units that operated for less than five years.
In June 2021, as a result of the review of PSEG Power’s fossil generating assets and the launch in the fourth quarter of 2020 of an associated marketing process for their disposition, PSEG Power performed an impairment assessment of its PJM, NYISO and ISO NE asset groupings. It demonstrated that neither the ISO NE asset grouping’s probability weighted aggregation of undiscounted cash flows nor its fair value exceeded its carrying value as of June 30, 2021. This indicated that an impairment existed and PSEG Power recorded a pre-tax charge of approximately $519 million.
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
In 2021, PSEG had recorded a pre-tax impairment loss on sale of approximately $2,691 million (inclusive of the $519 million recorded in June 2021) as the purchase price was lower than the carrying value. As defined in each agreement, further adjustments were required as a result of purchase price and working capital adjustments, including an adjustment for positive or negative cash flow of the fossil generating assets based on actual performance starting after December 31, 2021 through the respective closing dates. As a result, in 2022, PSEG Power recorded an additional pre-tax impairment of approximately $43 million. Further amounts may be recorded as a result of any additional purchase price or working capital adjustments as defined in each agreement; however, these adjustments are not expected to be material.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Federal Emergency Management Agency, limited contingent liabilities and penalties for failing to meet certain performance metrics.
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $129 million for each of the three months ended June 30, 2022 and 2021 and $252 million for each of the six months ended June 30, 2022 and 2021, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.
VIE for which PSEG is not the Primary Beneficiary
PSEG holds a 25% equity interest in Ocean Wind JV HoldCo, LLC (OWH), which holds the Ocean Wind 1 project that is expected to achieve full commercial operation in 2025. OWH is considered a VIE since its equity investments at risk are not sufficient to permit this entity to finance its activities without additional subordinated financial support. Since PSEG does not have voting control or the power to direct the activities of OWH that most significantly impact its economic performance, PSEG has determined that it is not the primary beneficiary and therefore accounts for this investment under the equity method. As of June 30, 2022 and December 31, 2021, PSEG’s carrying amount of its investment in OWH was $165 million and $111 million, respectively, which is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. PSEG’s maximum exposure to loss is limited to the carrying amount of its investment and additional planned funding of approximately $100 million to support continued project development to its final investment decision. At that time, if PSEG chooses not to proceed with the project, Ørsted North America Inc. has the option to repurchase PSEG’s 25% equity interest in order to proceed with the project.

Note 6. Rate Filings
This Note should be read in conjunction with Note 7. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2021.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU or FERC are as follows:
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
In June 2022, PSE&G made its annual BGSS filing with the BPU requesting to increase its BGSS rate to approximately 65 cents per therm, effective October 1, 2022. This matter is pending.
CIP—In June 2022, the BPU provisionally approved PSE&G’s filing to recover over two years approximately $52 million of deficient electric revenues, with approximately $18 million approved for recovery for the first year starting on the effective date of June 15, 2022.
In June 2022, PSE&G filed its initial gas CIP cost recovery petition seeking BPU approval to recover estimated deficient gas revenues of approximately $53 million. The filing is based on a twelve month period ending September 30, 2022, with actual results through April 2022 and forecasted amounts through September 2022. The revenue deficiency is the result of lower estimated revenues as compared to a baseline established in PSE&G’s most recent distribution base rate proceeding. PSE&G expects to recover its $53 million request over a one year period. New rates are proposed to be effective October 1, 2022. This matter is pending.
Clean Energy Future (CEF)-Energy Cloud (EC) or Advanced Metering Infrastructure (AMI) Initiative—As a result of PSE&G’s approved CEF-EC filing in 2021 to provide smart meters to its electric customers, PSE&G expects to retire most of its current non-AMI electric meters by the end of 2024. As of June 30, 2022 and December 31, 2021, the net book value of these meters was $183 million and $192 million, respectively. The filing also approved the recovery on and of the stranded costs associated with the retirement of the existing meters.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Community Solar Energy Pilot (CSEP) Program, a New Component of the Green Program Recovery Charges (GPRC)—In June 2022, the BPU approved PSE&G’s filing to recover its initial electric revenue requirement of $0.4 million related to the CSEP Program with the new rate effective July 1, 2022.
COVID-19 Deferral—PSE&G continues to make quarterly filings as required by the BPU and has recorded a Regulatory Asset as of June 30, 2022 of approximately $118 million for net incremental costs, including $63 million for incremental gas bad debt expense associated with customer accounts receivable, which PSE&G expects are probable of recovery under the BPU order.
Energy Strong II—In May 2022, the BPU approved PSE&G’s updated filing for annual electric and gas revenue increases of $17 million and $1 million, respectively, effective June 1, 2022. These increases represent the return on and of Energy Strong II investments placed in service through January 2022.
Gas System Modernization Program (GSMP II)—In May 2022, the BPU approved PSE&G’s filing for an annual gas revenue increase of $25 million effective June 1, 2022. This increase represents the return on and of GSMP II investments placed in service through February 2022.
In June 2022, PSE&G filed its next semi-annual GSMP II cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of approximately $28 million effective December 1, 2022. The increase represents the return on and of GSMP II investments placed in service through August 31, 2022. This matter is pending.
GPRC—In June 2022, the BPU approved PSE&G’s updated filing for an annual electric revenue decrease of approximately $4 million and a gas revenue increase of approximately $1 million, with new rates effective June 15, 2022.
In July 2022, PSE&G filed its 2022 GPRC cost recovery petition requesting BPU approval to recover increases of $110 million and $8 million in annual electric and gas revenues, respectively. This matter is pending.
Remediation Adjustment Charge (RAC)—In March 2022, PSE&G filed its RAC 29 petition with the BPU seeking recovery of $44 million of net Manufactured Gas Plant (MGP) remediation expenditures incurred from August 1, 2020 through July 31, 2021. This matter is pending.
Solar Successor Incentive (SuSi) Program, a New Component of the GPRC—In June 2022, the BPU approved PSE&G’s filing to recover an annual electric revenue increase of $38 million effective June 15, 2022. These costs will be recovered as a new component of PSE&G’s existing electric GPRC.
Tax Adjustment Credit (TAC)—In June 2022, the BPU approved PSE&G’s annual 2021 TAC filing to increase annual electric and gas revenues by approximately $15 million and $31 million, respectively. The new rates were effective June 15, 2022.
Transmission Formula Rates—In June 2022, PSE&G filed its 2021 true-up adjustment pertaining to its transmission formula rates in effect for 2021. This filing resulted in a decrease in the 2021 annual revenue requirement of $1 million less than the 2021 original and updated filings, incorporating the FERC approved settlement agreement effective August 1, 2021.
ZEC Program—In April 2022, the BPU approved PSE&G’s petition to refund a total of $4 million to customers, including interest, for overcollections resulting from the ZEC program for the energy year ended May 31, 2021.

Note 7. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of June 30, 2022, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 8. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2021 for operating leases in which PSEG and its subsidiaries are lessees.
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
Prior to the sale of Solar Source in June 2021, certain of PSEG Power’s sales agreements related to its solar generating plants qualified as operating leases. Lease income was based on solar energy generation; therefore, all rental income recorded under these leases was variable.
Energy Holdings is the lessor in leveraged leases. See Note 8. Financing Receivables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Energy Holdings is the lessor in two operating leases for domestic energy generation facilities with remaining terms through 2036, one of which has an optional renewal period and in real estate assets with remaining terms through 2049. As of June 30, 2022, Energy Holdings’ property subject to these leases had a total carrying value of $121 million.
The following is the operating lease income for the three months and six months ended June 30, 2022 and 2021:

Operating Lease Income
Millions
Three Months Ended June 30, 2022
Fixed Lease Income	$8
Total Operating Lease Income	$8
Six Months Ended June 30, 2022
Fixed Lease Income	$16
Total Operating Lease Income	$16

Three Months Ended June 30, 2021
Fixed Lease Income	$6
Variable Lease Income	7
Total Operating Lease Income	$13
Six Months Ended June 30, 2021
Fixed Lease Income	$11
Variable Lease Income	12
Total Operating Lease Income	$23

Note 8. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of June 30, 2022, none of the solar loans were impaired; however, in the event of a loan default, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	June 30, 2022	December 31, 2021
	Millions
Commercial/Industrial	$103	$116
Residential	5	5
Total	108	121
Current Portion (included in Accounts Receivable)	(29)	(29)
Noncurrent Portion (included in Long-Term Investments)	$79	$92

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of June 30, 2022	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$12	prior to 2013	10 years	15 years
Solar Loan II	51	prior to 2015	10 years	15 years
Solar Loan III	45	largely funded as of June 30, 2022	10 years	10 years
Total	$108

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of June 30, 2022 and have an average remaining life of approximately four years. There are no remaining residential loans outstanding under the Solar Loan I program.
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
Leveraged leases outstanding as of June 30, 2022 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investment as of June 30, 2022 and December 31, 2021.

	As of
	June 30, 2022	December 31, 2021
	Millions
Lease Receivables (net of Non-Recourse Debt)	$249	$274
Unearned and Deferred Income	(81)	(87)
Gross Investments in Leases	168	187
Deferred Tax Liabilities	(37)	(42)
Net Investments in Leases	$131	$145

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of June 30, 2022
As of June 30, 2022
Millions
AA	$8
A-	47
BBB+ to BBB	194
Total	$249

PSEG recorded no credit losses for the leveraged leases existing on June 30, 2022. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of June 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$498	$232	$(17)	$713
International	334	55	(37)	352
Total Equity Securities	832	287	(54)	1,065
Available-for-Sale Debt Securities
Government	679	—	(68)	611
Corporate	649	1	(63)	587
Total Available-for-Sale Debt Securities	1,328	1	(131)	1,198
Total NDT Fund Investments (A)	$2,160	$288	$(185)	$2,263

(A)The NDT Fund Investments table excludes cash and foreign currency of $3 million as of June 30, 2022, which is part of the NDT Fund.

	As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$491	$363	$(3)	$851
International	346	119	(15)	450
Total Equity Securities	837	482	(18)	1,301
Available-for-Sale Debt Securities
Government	683	12	(8)	687
Corporate	637	16	(6)	647
Total Available-for-Sale Debt Securities	1,320	28	(14)	1,334
Total NDT Fund Investments (A)	$2,157	$510	$(32)	$2,635

(A)The NDT Fund Investments table excludes foreign currency of $2 million as of December 31, 2021, which is part of the NDT Fund.
Net unrealized losses on debt securities of $(76) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2022. The portion of net unrealized losses recognized in the second quarter and first half of 2022 related to equity securities still held as of June 30, 2022 was $(166) million and $(209) million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2022	December 31, 2021
	Millions
Accounts Receivable	$12	$11
Accounts Payable	$14	$11

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2022				As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$185	$(17)	$1	$—	$69	$(3)	$—	$—
International	129	(28)	18	(9)	76	(13)	9	(2)
Total Equity Securities	314	(45)	19	(9)	145	(16)	9	(2)
Available-for-Sale Debt Securities
Government (B)	475	(49)	109	(19)	332	(5)	67	(3)
Corporate (C)	484	(52)	66	(11)	306	(4)	30	(2)
Total Available-for-Sale Debt Securities	959	(101)	175	(30)	638	(9)	97	(5)
NDT Trust Investments	$1,273	$(146)	$194	$(39)	$783	$(25)	$106	$(7)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	Millions
Proceeds from NDT Fund Sales (A)	$341	$538	$814	$1,135
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$21	$83	$50	$162
Gross Realized Losses	(31)	(23)	(65)	(38)
Net Realized Gains (Losses) on NDT Fund (B)	(10)	60	(15)	124
Net Unrealized Gains (Losses) on Equity Securities	(170)	20	(231)	13
Net Gains (Losses) on NDT Fund Investments	$(180)	$80	$(246)	$137

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
The NDT Fund debt securities held as of June 30, 2022 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$9
1 - 5 years	320
6 - 10 years	230
11 - 15 years	60
16 - 20 years	103
Over 20 years	476
Total NDT Available-for-Sale Debt Securities	$1,198

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$14	$6	$—	$20
Available-for-Sale Debt Securities
Government	114	—	(15)	99
Corporate	91	—	(13)	78
Total Available-for-Sale Debt Securities	205	—	(28)	177
Total Rabbi Trust Investments	$219	$6	$(28)	$197

	As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$14	$12	$—	$26
Available-for-Sale Debt Securities
Government	107	1	(1)	107
Corporate	105	5	(1)	109
Total Available-for-Sale Debt Securities	212	6	(2)	216
Total Rabbi Trust Investments	$226	$18	$(2)	$242

Net unrealized losses on debt securities of $(20) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2022. The portion of net unrealized losses recognized during the second quarter and first half of 2022 related to equity securities still held as of June 30, 2022 was $(5) million and $(6) million, respectively.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2022	December 31, 2021
Millions
Accounts Receivable	$1	$1
Accounts Payable	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of June 30, 2022				As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$77	$(11)	$20	$(4)	$57	$—	$16	$(1)
Corporate (B)	70	(12)	6	(1)	40	(1)	5	—
Total Available-for-Sale Debt Securities	147	(23)	26	(5)	97	(1)	21	(1)
Rabbi Trust Investments	$147	$(23)	$26	$(5)	$97	$(1)	$21	$(1)

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
The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	Millions
Proceeds from Rabbi Trust Sales	$20	$29	$48	$94
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$2	$2	$3	$7
Gross Realized Losses	(4)	(1)	(6)	(3)
Net Realized Gains (Losses) on Rabbi Trust (A)	(2)	1	(3)	4
Net Unrealized Gains (Losses) on Equity Securities	(5)	—	(6)	—
Net Gains (Losses) on Rabbi Trust Investments	$(7)	$1	$(9)	$4

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of June 30, 2022 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	30
6 - 10 years	26
11 - 15 years	7
16 - 20 years	19
Over 20 years	95
Total Rabbi Trust Available-for-Sale Debt Securities	$177

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
The fair value of the Rabbi Trust related to PSEG and PSE&G is detailed as follows:

	As of	As of
	June 30, 2022	December 31, 2021
	Millions
PSE&G	$35	$43
Other	162	199
Total Rabbi Trust Investments	$197	$242

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$36	$38	$1	$2	$71	$76	$3	$4
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	41	35	7	6	83	70	13	11
Expected Return on Plan Assets	(121)	(119)	(10)	(11)	(242)	(238)	(21)	(21)
Amortization of Net
Prior Service Credit	—	—	(32)	(32)	—	—	(64)	(64)
Actuarial Loss	15	25	3	11	30	51	7	22
Non-Service Components of Pension and OPEB (Credits) Costs	(65)	(59)	(32)	(26)	(129)	(117)	(65)	(52)
Total Benefit (Credits) Costs	$(29)	$(21)	$(31)	$(24)	$(58)	$(41)	$(62)	$(48)

Pension and OPEB credits for PSEG and PSE&G are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Millions
PSE&G	$(17)	$(16)	$(28)	$(23)	$(35)	$(32)	$(55)	$(46)
Other	(12)	(5)	(3)	(1)	(23)	(9)	(7)	(2)
Total Benefit (Credits) Costs	$(29)	$(21)	$(31)	$(24)	$(58)	$(41)	$(62)	$(48)

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco’s pension-related revenues and costs were $7 million and $10 million for the three months ended June 30, 2022 and 2021, respectively, and $15 million and $19 million for the six months ended June 30, 2022 and 2021, respectively. The OPEB-related revenues earned and costs incurred were $3 million and $2 million for the three months ended June 30, 2022 and 2021, respectively, and $5 million for each of the six months ended June 30, 2022 and 2021.
Servco plans to contribute $30 million into its pension plan during 2022.

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
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of June 30, 2022 and December 31, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	June 30, 2022	December 31, 2021
	Millions
Face Value of Outstanding Guarantees	$1,637	$1,959
Exposure under Current Guarantees	$148	$176

Letters of Credit Margin Posted	$521	$80
Letters of Credit Margin Received	$10	$242

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$3	$60
Counterparty Cash Collateral Received	$(1)	$(1)
Net Broker Balance Deposited (Received)	$2,086	$785

Additional Amounts Posted
Other Letters of Credit	$61	$67

As part of determining credit exposure, PSEG Power nets receivables and payables with the corresponding net fair values of energy contracts. See Note 13. Financial Risk Management Activities for further discussion. In accordance with PSEG’s accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Condensed Consolidated Balance Sheet. The remaining balances of net cash (received)/deposited after allocation are generally included in Accounts Payable and Accounts Receivable, respectively.
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
Separately, the EPA has released a ROD for the LPRSA’s lower 8.3 miles that requires the removal of sediments at an estimated cost of $2.3 billion (the Lower 8.3 ROD Remedy). An EPA-commenced process to allocate the associated costs is underway and PSEG cannot predict the outcome. The allocation does not address certain costs incurred by the EPA for which it may be entitled to reimbursement and which may be material. The allocation currently involves settlement discussions among various parties and the EPA. Certain parties have announced a settlement in principle with the EPA, but the identity of the parties and the terms of the settlement in principle are unknown. It is also unknown whether the settlement in principle will be successfully consummated. PSE&G and PSEG Power were not included in the settlement in principle, but the EPA sent PSE&G, Occidental Chemical Corporation, and several other PRPs a letter in March 2022 inviting them to submit to the EPA individually or jointly an offer to fund or participate in the next stages of the remediation. In June 2022, PSEG submitted a good faith offer to the EPA on behalf of PSE&G and PSEG Power. Depending on the parties’ responses, the EPA may commence the remediation itself and seek to recover the costs from PSE&G or others, or it may take enforcement action to compel PSE&G or others to fund or participate in the remediation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of June 30, 2022, PSEG has approximately $66 million accrued for this matter. Of this amount, PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Other Noncurrent Liability of $13 million.
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
Newark Bay Study Area
The EPA has established the Newark Bay Study Area, which is an extension of the LPRSA and includes Newark Bay and portions of surrounding waterways. The EPA has notified PSEG and 21 other PRPs of their potential liability. PSE&G and PSEG Power are unable to estimate their respective portions of any loss or possible range of loss related to this matter. In December 2018, PSEG Power completed the sale of the site of the Hudson electric generating station. PSEG Power contractually transferred all land rights and structures on the Hudson site to a third-party purchaser, along with the assumption of the environmental liabilities for the site.
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
MGP Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $209 million and $237 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $209 million as of June 30, 2022. Of this amount, $34 million was recorded in Other Current Liabilities and $175 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $209 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
BGS, BGSS and ZECs
Each year, PSE&G obtains its electric supply requirements through annual New Jersey BGS auctions for two categories of customers that choose not to purchase electric supply from third-party suppliers. The first category is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold (BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreements with the winners of these RSCP and CIEP BGS auctions to purchase BGS for PSE&G’s load requirements. The winners of the RSCP and CIEP auctions are responsible for fulfilling all the requirements of a PJM load-serving entity including the provision of capacity, energy, ancillary services and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.
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

(A)Prices set in the 2022 BGS auction became effective on June 1, 2022 when the 2019 BGS auction agreements expired.
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
Minimum Fuel Purchase Requirements
PSEG Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. PSEG Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2023 and a significant portion through 2024 at Salem, Hope Creek and Peach Bottom.
PSEG Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G.
As of June 30, 2022, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2026
Millions
Nuclear Fuel
Uranium	$312
Enrichment	$311
Fabrication	$174
Natural Gas	$1,255

Pending FERC Matter
FERC has been conducting a non-public investigation of the Roseland-Pleasant Valley transmission project. In November 2021, FERC staff presented PSE&G with its non-public preliminary findings, alleging that PSE&G violated a FERC regulation. PSE&G disagrees with FERC staff’s allegations and believes it has factual and legal defenses that refute these allegations. PSE&G has the opportunity to respond to these preliminary findings. The matter is pending and the investigation is ongoing. PSE&G is unable to predict the outcome or estimate the range of possible loss related to this matter; however, depending on the success of PSE&G’s factual and legal arguments, the potential financial and other penalties that PSE&G may incur could be material to PSEG’s and PSE&G’s results of operations and financial condition.
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
Litigation
Sewaren 7 Construction
In June 2018, a complaint was filed in federal court in Newark, New Jersey against PSEG Fossil LLC, which at the time was a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

wholly owned subsidiary of PSEG Power, regarding an ongoing dispute with Durr Mechanical Construction, Inc. (Durr), a contractor on the Sewaren 7 project. Among other things, Durr seeks damages of $93 million and alleges that PSEG Power withheld money owed to Durr and that PSEG Power’s intentional conduct led to the inability of Durr to obtain prospective contracts. PSEG Power intends to vigorously defend against these allegations. In January 2021, the court partially granted PSEG Power’s motion to dismiss certain claims, reducing the amount claimed to $68 million. In December 2018, Durr filed for Chapter 11 bankruptcy in the federal court in the Southern District of New York (SDNY). The SDNY bankruptcy court has allowed the New Jersey litigation to proceed. PSEG Power has accrued an amount related to outstanding invoices which does not reflect an assessment of claims and potential counterclaims in this matter. Due to its preliminary nature, PSEG Power cannot predict the outcome of this matter.
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
Ongoing Coronavirus Pandemic
The ongoing coronavirus (COVID-19) pandemic and associated government actions and economic effects continue to impact our businesses. PSEG and its subsidiaries have incurred additional expenses to protect our employees and customers, and PSE&G is experiencing significantly higher bad debts and lower cash collections from customers due to the moratorium on shut-offs for residential customers that was extended through March 15, 2022. Although collections and shut-offs re-commenced in mid-March 2022, in late March 2022, New Jersey passed legislation that provided protection from shut-offs to customers who applied for payment assistance programs by June 15, 2022. Those applying for assistance are protected from shut-offs while awaiting their application determination. PSE&G has deferred the impact of the COVID-19 costs for future recovery. The potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could have risks that drive certain accounting considerations. The ultimate impact of the ongoing coronavirus pandemic is highly uncertain and cannot be predicted at this time.
Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the six months ended June 30, 2022:
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
In March 2022, PSEG and PSEG Power amended and consolidated revolving credit agreements with total borrowing capacity of $3.4 billion into a single revolving credit agreement (Master Credit Facility). The Master Credit Facility extends the maturity

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of the existing credit agreements through March 2027 and provides for $2.75 billion of credit capacity, with an initial PSEG sub-limit of $1.5 billion and an initial PSEG Power sub-limit of $1.25 billion. Sub-limits can be adjusted subject to the terms of the Master Credit Facility. The PSEG sub-limit includes a sustainability linked pricing based mechanism with potential increases or decreases, which are not expected to be material, depending on performance relative to targeted methane emission reductions. In March 2022, PSE&G amended its existing $600 million revolving credit agreement to extend the maturity through March 2027 and provide for $1.0 billion of credit capacity.
In April 2022, PSEG Power entered into two $100 million letter of credit facilities expiring in April 2024 and 2025, respectively.
The commitments under the $4.1 billion credit facilities are provided by a diverse bank group. As of June 30, 2022, the total available credit capacity was $3.4 billion.
As of June 30, 2022, no single institution represented more than 9% of the total commitments in the credit facilities.
As of June 30, 2022, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12 month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.
The total credit facilities and available liquidity as of June 30, 2022 were as follows:

	As of June 30, 2022
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$65	$1,435	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$65	$1,435
PSE&G
Revolving Credit Facility	$1,000	$18	$982	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$18	$982
PSEG Power
Revolving Credit Facility (A)	$1,250	$306	$944	Mar 2027	Funding/Letters of Credit
Letter of Credit Facility	100	99	1	Sept 2023	Letters of Credit
Letter of Credit Facility	100	75	25	Apr 2024	Letters of Credit
Letter of Credit Facility	100	100	—	Apr 2025	Letters of Credit
Total PSEG Power	$1,550	$580	$970
Total	$4,050	$663	$3,387

(A)Master Credit Facility with sub-limits of $1.5 billion for PSEG and $1.25 billion for PSEG Power.
(B)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of June 30, 2022, PSEG had $63 million outstanding at a weighted average interest rate of 1.25%. PSE&G had no Commercial Paper outstanding as of June 30, 2022.
Net Cash Collateral Postings
During the second half of 2021 and continuing into 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in PSEG Power’s daily collateral requirements which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $2.1 billion at the end of June 2022. Subsequent to June 2022, collateral postings continued to increase and PSEG Power continued to experience significantly higher variation in its daily collateral requirements. Net cash collateral postings were $2.5 billion at the end of July 2022. The majority of this collateral relates to hedges in place through the end of 2023 and is expected to be returned as PSEG Power satisfies its obligations under those contracts. Proceeds from the sale of Fossil, the closing of a $1.25 billion term loan in March 2022 at PSEG Power, and short-term borrowings at PSEG have contributed to available liquidity to help support PSEG Power’s current collateral requirements in 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Short-Term Loans
PSEG
In March and May 2021, PSEG entered into two 364-day variable rate term loan agreements for $500 million and $750 million, respectively. In August 2021, PSEG entered into a $1.25 billion, 364-day variable rate term loan agreement. In March 2022, the $500 million term loan matured and PSEG repaid the $750 million term loan due in May 2022. In July 2022, PSEG repaid the $1.25 billion term loan due in August 2022.
In April 2022 and May 2022, PSEG entered into 364-day variable rate term loan agreements for $1.5 billion and $500 million, respectively.

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
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. There were no outstanding interest rate hedges as of June 30, 2022 and December 31, 2021.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to terminated interest rate derivatives designated as cash flow hedges was $(5) million and $(6) million as of June 30, 2022 and December 31, 2021, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(3) million.
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
Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2022 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2021. The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of June 30, 2022
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (A)	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$2,942	$(2,811)	$131
Noncurrent Assets	874	(815)	59
Total Mark-to-Market Derivative Assets	$3,816	$(3,626)	$190
Derivative Contracts
Current Liabilities	$(3,878)	$3,658	$(220)
Noncurrent Liabilities	(1,404)	1,374	(30)
Total Mark-to-Market Derivative (Liabilities)	$(5,282)	$5,032	$(250)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(1,466)	$1,406	$(60)

	As of December 31, 2021
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (A)	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$816	$(744)	$72
Noncurrent Assets	546	(518)	28
Total Mark-to-Market Derivative Assets	$1,362	$(1,262)	$100
Derivative Contracts
Current Liabilities	$(1,055)	$1,038	$(17)
Noncurrent Liabilities	(856)	839	(17)
Total Mark-to-Market Derivative (Liabilities)	$(1,911)	$1,877	$(34)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(549)	$615	$66

(A)Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, PSEG Power had net cash collateral (receipts) payments to counterparties of $2,088 million and $844 million, respectively. Of these net cash collateral (receipts) payments, $1,406 million and $615 million as of June 30, 2022 and December 31, 2021, respectively, were netted against the corresponding net derivative contract positions. Of the $1,406 million as of June 30, 2022, $(92) million was netted against current assets, $(39) million was netted against noncurrent assets, $939 million was netted against current liabilities and $598 million was netted against noncurrent liabilities. Of the $615 million as of December 31, 2021, $(30) million was netted against current assets, $(13) million was netted against noncurrent assets, $323 million was netted against current liabilities and $335 million was netted against noncurrent liabilities.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $320 million as of June 30, 2022 and $75 million as of December 31, 2021. As of June 30, 2022 and December 31, 2021, PSEG Power had the contractual right of offset of $81 million and $29 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $239 million and $46 million as of June 30, 2022 and December 31, 2021, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Loss (AOCL) of derivative instruments designated as cash flow hedges for the three months and six months ended June 30, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2022	2021		2022	2021
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$—	Interest Expense	$(1)	$(1)
Total PSEG	$—	$—		$(1)	$(1)

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021		2022	2021
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$—	Interest Expense	$(2)	$(2)
Total PSEG	$—	$—		$(2)	$(2)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For each of the six months ended June 30, 2022 and 2021, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Loss into income was $(1) million after-tax.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in AOCL of PSEG on a pre-tax and after-tax basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2020	$(13)	$(9)
Loss Recognized in AOCL	—	—
Less: Loss Reclassified into Income	4	3
Balance as of December 31, 2021	$(9)	$(6)
Loss Recognized in AOCL	—	—
Less: Loss Reclassified into Income	2	1
Balance as of June 30, 2022	$(7)	$(5)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and six months ended June 30, 2022 and 2021, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2022	2021	2022	2021
		Millions		Millions
Energy-Related Contracts	Operating Revenues	$(354)	$(373)	$(1,398)	$(419)
Energy-Related Contracts	Energy Costs	(1)	75	(1)	81
Total		$(355)	$(298)	$(1,399)	$(338)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of June 30, 2022 and December 31, 2021.

		As of	As of
Type	Notional	June 30, 2022	December 31, 2021
		Millions
Natural Gas	Dekatherm (Dth)	51	47
Electricity	MWh	(69)	(76)
Financial Transmission Rights (FTRs)	MWh	42	27

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of June 30, 2022. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2022, nearly 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10% (A)
	Millions				Millions
Investment Grade	$123	$5	$118	2	$49
Non-Investment Grade	1	1	—	—	—
Total	$124	$6	$118	2	$49

(A)Represents net exposure of $36 million with PSE&G and $13 million with a non-affiliated counterparty.
As of June 30, 2022, collateral held from counterparties where PSEG Power had credit exposure included $6 million in letters of credit.
As of June 30, 2022, PSEG Power had 90 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2022, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of June 30, 2022, PSE&G had unsecured credit exposure of $82 million with its suppliers. PSE&G had no credit exposure with PSEG Power.
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
The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, including the fair value measurements and the levels of inputs

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

	Recurring Fair Value Measurements as of June 30, 2022
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$2,050	$—	$2,050	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$190	$(3,626)	$33	$3,783	$—
NDT Fund (C)
Equity Securities	$1,065	$—	$1,065	$—	$—
Debt Securities—U.S. Treasury	$270	$—	$—	$270	$—
Debt Securities—Govt Other	$341	$—	$—	$341	$—
Debt Securities—Corporate	$587	$—	$—	$587	$—
Rabbi Trust (C)
Equity Securities	$20	$—	$20	$—	$—
Debt Securities—U.S. Treasury	$66	$—	$—	$66	$—
Debt Securities—Govt Other	$33	$—	$—	$33	$—
Debt Securities—Corporate	$78	$—	$—	$78	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(250)	$5,032	$(37)	$(5,235)	$(10)
PSE&G
Assets:
Cash Equivalents (A)	$865	$—	$865	$—	$—
Rabbi Trust (C)
Equity Securities	$4	$—	$4	$—	$—
Debt Securities—U.S. Treasury	$12	$—	$—	$12	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$13	$—	$—	$13	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2021
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$615	$—	$615	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$100	$(1,262)	$25	$1,336	$1
NDT Fund (C)
Equity Securities	$1,301	$—	$1,301	$—	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$373	$—	$—	$373	$—
Debt Securities—Corporate	$647	$—	$—	$647	$—
Rabbi Trust (C)
Equity Securities	$26	$—	$26	$—	$—
Debt Securities—U.S. Treasury	$73	$—	$—	$73	$—
Debt Securities—Govt Other	$34	$—	$—	$34	$—
Debt Securities—Corporate	$109	$—	$—	$109	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(34)	$1,877	$(26)	$(1,880)	$(5)
PSE&G
Assets:
Cash Equivalents (A)	$250	$—	$250	$—	$—
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$19	$—	$—	$19	$—

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
(C)The fair value measurement table excludes cash and foreign currency of $3 million and $2 million in the NDT Fund as of June 30, 2022 and December 31, 2021, respectively. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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
As of June 30, 2022, PSEG carried $4.5 billion of net assets that are measured at fair value on a recurring basis, of which $10 million of liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
As of June 30, 2021, PSEG carried $2.9 billion of net assets that are measured at fair value on a recurring basis, of which $8 million of liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
There were no transfers to or from Level 3 during the six months ended June 30, 2022 and 2021, respectively.
Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine fair value of long-term debt as of June 30, 2022 and December 31, 2021 are included in the following table and accompanying notes.

	As of		As of
	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$4,127	$3,837	$4,124	$4,172
PSE&G (A)	12,294	11,329	11,795	13,374
PSEG Power (B)	1,250	1,250	—	—
Total Long-Term Debt	$17,671	$16,416	$15,919	$17,546

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
(B)Private term loan with book value approximating fair value (Level 2 measurement).

Note 15. Other Income (Deductions)

	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2022
NDT Fund Interest and Dividends	$—	$16	$16
Allowance for Funds Used During Construction	15	—	15
Solar Loan Interest	3	—	3
Other	4	—	4
Total Other Income (Deductions)	$22	$16	$38
Six Months Ended June 30, 2022
NDT Fund Interest and Dividends	$—	$30	$30
Allowance for Funds Used During Construction	30	—	30
Solar Loan Interest	6	—	6
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(27)	(27)
Other	5	(1)	4
Total Other Income (Deductions)	$41	$2	$43
Three Months Ended June 30, 2021
NDT Fund Interest and Dividends	$—	$14	$14
Allowance for Funds Used During Construction	19	—	19
Solar Loan Interest	4	—	4
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(3)	(3)
Other	1	(2)	(1)
Total Other Income (Deductions)	$24	$9	$33
Six Months Ended June 30, 2021
NDT Fund Interest and Dividends	$—	$27	$27
Allowance for Funds Used During Construction	42	—	42
Solar Loan Interest	7	—	7
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(19)	(19)
Other	3	(2)	1
Total Other Income (Deductions)	$52	$6	$58

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSEG	June 30,		June 30,
	2022	2021	2022	2021
	Millions
Pre-Tax Income (Loss)	$98	$(239)	$(56)	$526
Tax Computed at Statutory Rate @ 21%	$21	$(50)	$(12)	$110
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	6	(24)	(22)	18
NDT Fund	(18)	9	(24)	18
GPRC-CEF-Energy Efficiency (EE)	(8)	(2)	(14)	(3)
Tax Credit Amortization/ITC Recapture	(2)	35	(4)	31
TAC	(32)	(40)	(106)	(118)
Other	—	10	(3)	(1)
Subtotal	(54)	(12)	(173)	(55)
Total Income Tax Expense (Benefit)	$(33)	$(62)	$(185)	$55
Effective Income Tax Rate	(33.7)%	25.9%	330.4%	10.5%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSE&G	June 30,		June 30,
	2022	2021	2022	2021
	Millions
Pre-Tax Income	$361	$370	$959	$926
Tax Computed at Statutory Rate @ 21%	$76	$78	$201	$194
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	25	25	67	63
GPRC-CEF-EE	(8)	(2)	(14)	(3)
TAC	(32)	(40)	(106)	(118)
Other	(5)	—	(3)	4
Subtotal	(20)	(17)	(56)	(54)
Total Income Tax Expense (Benefit)	$56	$61	$145	$140
Effective Income Tax Rate	15.5%	16.5%	15.1%	15.1%

A prolonged economic recovery can result in the enactment of additional federal and state tax legislation. Enactment of additional legislation and clarification of prior enacted tax laws could impact PSEG’s and PSE&G’s financial statements.
As of June 30, 2022, PSEG had a $59 million state net operating loss (NOL) and PSE&G had a $21 million state NOL that are both expected to be fully realized in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended June 30, 2022
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2022	$(5)	$(355)	$(50)	$(410)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(53)	(53)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	7	8
Net Current Period Other Comprehensive Income (Loss)	—	1	(46)	(45)
Balance as of June 30, 2022	$(5)	$(354)	$(96)	$(455)

	Three Months Ended June 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2021	$(8)	$(542)	$8	$(542)
Other Comprehensive Income (Loss) before Reclassifications	—	—	16	16
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	4	—	4
Net Current Period Other Comprehensive Income (Loss)	—	4	16	20
Balance as of June 30, 2021	$(8)	$(538)	$24	$(522)

	Six Months Ended June 30, 2022
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2021	$(6)	$(355)	$11	$(350)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(118)	(118)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	1	11	13
Net Current Period Other Comprehensive Income (Loss)	1	1	(107)	(105)
Balance as of June 30, 2022	$(5)	$(354)	$(96)	$(455)

	Six Months Ended June 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2020	$(9)	$(545)	$50	$(504)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(24)	(24)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	7	(2)	6
Net Current Period Other Comprehensive Income (Loss)	1	7	(26)	(18)
Balance as of June 30, 2021	$(8)	$(538)	$24	$(522)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
		June 30, 2022			June 30, 2022
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$1	$—	$(2)	$1	$(1)
Total Cash Flow Hedges		(1)	1	—	(2)	1	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	5	(2)	3	10	(3)	7
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(6)	2	(4)	(11)	3	(8)
Total Pension and OPEB Plans		(1)	—	(1)	(1)	—	(1)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(12)	5	(7)	(18)	7	(11)
Total Available-for-Sale Debt Securities		(12)	5	(7)	(18)	7	(11)
Total		$(14)	$6	$(8)	$(21)	$8	$(13)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
		June 30, 2021			June 30, 2021
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$1	$—	$(2)	$1	$(1)
Total Cash Flow Hedges		(1)	1	—	(2)	1	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	6	(2)	4	11	(3)	8
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(11)	3	(8)	(21)	6	(15)
Total Pension and OPEB Plans		(5)	1	(4)	(10)	3	(7)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	1	(1)	—	4	(2)	2
Total Available-for-Sale Debt Securities		1	(1)	—	4	(2)	2
Total		$(5)	$1	$(4)	$(8)	$2	$(6)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income (Loss)	$131	$131	$(177)	$(177)	$129	$129	$471	$471
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	497	497	504	504	499	499	504	504
Effect of Stock Based Compensation Awards	—	3	—	—	—	3	—	3
Total Shares	497	500	504	504	499	502	504	507

EPS
Net Income (Loss)	$0.26	$0.26	$(0.35)	$(0.35)	$0.26	$0.26	$0.94	$0.93

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Approximately 3 million potentially dilutive shares were excluded from total shares used to calculate the diluted loss per share for the three months ended June 30, 2021 as their impact was antidilutive.
In September 2021, PSEG announced a $500 million share repurchase program, authorized by the Board of Directors. In December 2021, under this authorization PSEG entered into an open market share repurchase plan for $250 million of its common shares. During January and through mid-February 2022, PSEG purchased the full $250 million of common stock under the open market share repurchase plan.
In March 2022, under this authorization, PSEG entered into a Master Confirmation and Supplemental Confirmation with an investment banking firm to effect an accelerated share repurchase agreement (ASR Agreement) for the remaining authorized $250 million of shares of PSEG’s outstanding common stock. Under the ASR Agreement, PSEG received initial delivery of approximately 3.0 million shares of common stock in mid-March, representing approximately 80% of the total number of shares of common stock initially underlying the ASR Agreement. In mid-May 2022, the investment banking firm exercised its right to accelerate the termination of the contract pursuant to the terms of the ASR Agreement and PSEG received approximately 0.6 million shares, representing the balance of the shares owed to PSEG under the ASR Agreement.
Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2022	2021	2022	2021
Per Share	$0.54	$0.51	$1.08	$1.02
In Millions	$270	$258	$541	$516

On July 19, 2022, PSEG’s Board of Directors approved a $0.54 per share common stock dividend for the third quarter of 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended June 30, 2022
Operating Revenues	$1,668	$488	$157	$(237)	$2,076
Net Income (Loss) (C)	305	(162)	(12)	—	131
Gross Additions to Long-Lived Assets	543	60	2	—	605
Six Months Ended June 30, 2022
Operating Revenues	$3,952	$948	$310	$(821)	$4,389
Net Income (Loss) (C)	814	(681)	(4)	—	129
Gross Additions to Long-Lived Assets	1,171	116	4	—	1,291
Three Months Ended June 30, 2021
Operating Revenues	$1,514	$380	$155	$(175)	$1,874
Net Income (Loss) (C)	309	(483)	(3)	—	(177)
Gross Additions to Long-Lived Assets	633	36	1	—	670
Six Months Ended June 30, 2021
Operating Revenues	$3,587	$1,547	$306	$(677)	$4,763
Net Income (Loss) (C)	786	(322)	7	—	471
Gross Additions to Long-Lived Assets	1,219	82	2	—	1,303
As of June 30, 2022
Total Assets	$39,181	$7,425	$3,755	$(753)	$49,608
Investments in Equity Method Subsidiaries	$—	$71	$174	$—	$245
As of December 31, 2021
Total Assets	$37,198	$9,777	$5,150	$(3,126)	$48,999
Investments in Equity Method Subsidiaries	$—	$62	$111	$—	$173

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
(C)Includes a $373 million after-tax impairment of the ISO NE asset grouping at PSEG Power in the three and six months ended June 30, 2021. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information. Also includes net after-tax losses of $74 million and $206 million for the three months ended June 30, 2022 and 2021, respectively, and $682 million and $240 million for the six months ended June 30, 2022 and 2021, respectively, related to the impacts of non-trading commodity mark-to-market activity, which consist of the financial impact from positions with future delivery dates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2022	2021	2022	2021
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$232	$172	$812	$667
Administrative Billings from Services (B)	113	92	212	179
Total Billings from Affiliates	$345	$264	$1,024	$846

	As of	As of
Related-Party Transactions	June 30, 2022	December 31, 2021
	Millions
Payable to PSEG Power (A)	$144	$244
Payable to Services (B)	81	111
Payable to PSEG (C)	26	63
Accounts Payable—Affiliated Companies	$251	$418
Noncurrent Payable to PSEG Power (A)	$9	$—
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$7	$6

(A)PSE&G has entered into a requirements contract with PSEG Power under which PSEG Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. PSEG Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process and sells ZECs to PSE&G under the ZEC program. As of June 1, 2022, PSEG Power has no BGS contracts supplying PSE&G. The rates in the BGS and BGSS contracts and for the ZEC sales are prescribed by the BPU. BGS and BGSS sales are billed and settled on a monthly basis. ZEC sales are billed on a monthly basis and settled annually following completion of each energy year. In addition, PSEG Power and PSE&G provide certain technical services for each other generally at cost in compliance with FERC and BPU affiliate rules.
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
PSEG’s other direct wholly owned subsidiaries are: PSEG Energy Holdings L.L.C. (Energy Holdings), which holds our investments in offshore wind ventures and legacy lease investments; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) transmission and distribution (T&D) system under an Operations Services Agreement (OSA); and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
Our business discussion in Part I, Item 1. Business of our 2021 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2021 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2022 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the Form 10-K.
EXECUTIVE OVERVIEW OF 2022 AND FUTURE OUTLOOK
We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a carbon-free generation and infrastructure company. We are focused on meeting customer expectations and being well aligned with public policy objectives by investing to modernize our energy infrastructure, improve reliability, increase energy efficiency and deliver cleaner energy. Our business plan focuses on achieving growth by allocating capital primarily toward regulated and contracted investments in an effort to improve the sustainability and predictability of our business and reduce the impact of fluctuating commodity prices. In furtherance of these goals, over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G, which improves the sustainability and predictability of our earnings and cash flows. In February 2022, we completed the sale of PSEG Power’s 6,750 MW of fossil generation located in New Jersey, Connecticut, New York and Maryland, which represented an important milestone in our strategy and has further altered our business mix, resulting in an even higher percentage of earnings contribution by PSE&G going forward and provides more financial flexibility.
The ongoing coronavirus (COVID-19) pandemic and associated government actions and economic effects continue to impact our businesses as discussed further below.
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. For the years 2021-2025, PSE&G’s capital investment program is estimated to be in a range of $14 billion to $16 billion, resulting in an expected compound annual growth in rate base of 6% to 7.5% from year-end 2021 to year-end 2025. The low end of this range includes the Infrastructure Advancement Program (IAP) which the BPU approved in June 2022 and an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-Energy Efficiency (EE) program at their average annual investment levels, as these programs are expected to continue at least at those current rates beyond their currently approved timeframe of 2023. The IAP is a $511 million investment program made over four years to improve the reliability of the “last mile” of our electric distribution system and address aging substations and gas metering and regulating stations, with $351 million of the investment being recovered through periodic rate updates and the remaining $160 million recovered through future base rate cases. The upper end of our capital investment range includes an extension of our Energy Strong program, which otherwise concludes in 2023, as well as the remaining portion of our CEF proposal (portion of Electric Vehicle (EV) and Energy Storage (ES) programs) and a potentially higher amount of investments for GSMP and CEF-EE beyond current levels. During 2022, we expect to file for extensions of our GSMP and CEF-EE program, which we expect will be resolved in 2023. A remaining component of our CEF-EV program related to medium and heavy duty charging infrastructure is the subject of a stakeholder process that the BPU began in 2021. We currently anticipate that this effort will conclude with PSE&G submitting a filing later in 2022 targeting infrastructure investments for the medium and heavy duty EV market. Our CEF-ES program is being held in abeyance pending a future written framework from the BPU.
PSEG Power
In May 2021, PSEG Power Ventures LLC (Power Ventures), a direct wholly owned subsidiary of PSEG Power, entered into a purchase agreement with Quattro Solar, LLC, an affiliate of LS Power, relating to the sale by Power Ventures of 100% of its ownership interest in PSEG Solar Source LLC (Solar Source) including its related assets and liabilities. The transaction closed in June 2021.
In August 2021, PSEG entered into two agreements to sell PSEG Power’s 6,750 MW fossil generating portfolio to newly formed subsidiaries of ArcLight Energy Partners Fund VII, L.P., a fund controlled by ArcLight Capital Partners, LLC. In February 2022, PSEG completed the sale of this fossil generating portfolio. These transformative transactions reduce overall business risk and earnings volatility, improve PSEG’s financial flexibility and are consistent with PSEG’s climate strategy and sustainability efforts, which are to focus on clean energy investments, methane reduction, and reducing emissions from our operations in order to transition to carbon-free generation.
We seek to achieve operational excellence and manage costs in order to optimize cash flow generation from our nuclear fleet in light of volatile wholesale power and gas prices, environmental considerations and competitive market forces that reward efficiency and reliability. During the first six months of 2022, our nuclear units generated 16.0 terawatt hours and operated at a capacity factor of 95.1%. PSEG Power’s hedging practices help to manage a significant amount of the earnings volatility of the merchant nuclear power business. More than 90% of PSEG Power’s expected gross margin in 2022 relates to hedging of our energy margin, our expected revenues from the capacity market mechanisms, Zero Emission Certificate (ZEC) revenues and, certain gas operations and ancillary service payments such as reactive power. While this limits our exposure to decreasing prices, our ability to realize benefits from rising market prices is also limited. During the second half of 2021 and continuing into 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in our daily collateral requirements, which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $2.1 billion at the end of June 2022. Subsequent to June 2022, collateral postings continued to increase and we continued to experience significantly higher variation in our daily collateral requirements. Net cash collateral postings were $2.5 billion at the end of July 2022. The majority of this collateral relates to hedges in place through the end of 2023 and is expected to be returned as we satisfy our obligations under those contracts. PSEG continues to maintain sufficient liquidity as described in Liquidity and Capital Resources.
Climate Strategy and Sustainability Efforts
For more than a century, our purpose has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Today, our vision is to power a future where people use less energy, and it is cleaner, safer and delivered more reliably than ever. We have established a net zero greenhouse gas (GHG) emissions by 2030 goal that includes direct GHG emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) across our operations, assuming advances in technology, public policy and customer behavior. Scope 1 emissions include power generation, methane leaks, vehicle fleet emissions, sulfur hexafluoride and refrigerant leaks. Scope 2 emissions include both gas and electric purchased energy for our PSE&G facilities and line losses. We have also committed to the United Nations-backed Race to Zero campaign. We have agreed to develop and submit science-based emission reduction targets following the criteria and recommendations of the Science Based Targets Initiative by September 2023. Targets will encompass Scopes 1, 2, and 3 (which includes downstream/customer use of energy products as well as purchased goods and services for our own operations) and must be in line with 1.5oC emissions scenarios.
PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions and the implementation of energy efficiency initiatives. PSE&G’s approved CEF-EE, CEF-Energy Cloud and CEF-EV programs and the proposed CEF-ES program are intended to support New Jersey’s Energy Master Plan through programs designed to help customers increase their energy efficiency, support the expansion of the EV infrastructure in the State, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.
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
We also continue to focus on providing cleaner energy for our customers. Our priority is to preserve the economic viability of our nuclear units, which provide over 90% of the carbon-free energy in New Jersey, by advocating for state and federal policies that recognize the value of carbon-free generation and reduce market risk. We also continue to explore investment opportunities in offshore wind, both generation and transmission to support the cost-efficient connection of offshore wind generation projects to the New Jersey electric system.
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
Ongoing Coronavirus Pandemic
As a result of the COVID-19 pandemic, we have incurred additional expenses to protect our employees and customers. The pandemic has also impacted PSE&G’s sales, with a reduction in demand from its commercial and industrial (C&I) customers, largely offset by increases in residential sales volumes. As a result, there has been no substantive net margin impact and changes are now largely addressed through the Conservation Incentive Program (CIP) that became effective in 2021. The most substantive impact of the pandemic has been adverse changes to residential and C&I payment patterns as the State of New Jersey has imposed a moratorium on non-safety related service disconnections for non-payment since March 2020 through mid-March 2022. While collections and shut-offs re-commenced after the moratorium ended, the State passed legislation that provides protection from shut-offs to customers who apply for payment assistance programs by June 15, 2022. Those applying for assistance will be protected from shut-offs while awaiting their application determination. As a result, since March 2020, PSE&G experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will take the next several years to fully return to normal levels. Over that time, PSE&G’s allowance for credit losses has increased by approximately $275 million. PSE&G’s electric distribution bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. PSE&G has deferred its incremental gas distribution bad debt expense as a result of COVID-19 as a Regulatory Asset and will seek recovery of that cost, as well as other net incremental COVID-19 costs, in its next base rate case.
The BPU has authorized regulated utilities in New Jersey, including PSE&G, to defer prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 through December 31, 2022 for recovery in a future rate case. Deferred costs are to be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. As of June 30, 2022, PSE&G has recorded a Regulatory Asset related to COVID-19 to defer incremental costs of $118 million, which PSE&G believes are recoverable under the BPU Order.
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
Operational Excellence
We emphasize excellence in operational performance while developing opportunities in both our regulated and contracted businesses. In 2022, PSE&G continued its efforts to control costs while maintaining strong operational performance. PSE&G’s safety and reliability metrics continue to achieve top decile results as compared to our peer group.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first six months of 2022 as we
•maintained sufficient liquidity, including the extension of the expiration of our revolving credit facilities from March 2024 to March 2027,
•completed the sale of PSEG Power’s 6,750 MW portfolio of fossil generation assets,
•maintained solid investment grade credit ratings, and
•increased our indicative annual dividend per share for 2022 to $2.16.
In 2021, the Board of Directors authorized senior management to implement a $500 million share repurchase program. In December 2021, under this authorization, we entered into an open market share repurchase plan for $250 million of our common shares. During January and through mid-February 2022, we purchased the full $250 million of common shares under the open market share repurchase plan. In March 2022, under this authorization, PSEG entered into an accelerated share repurchase agreement for $250 million of our common shares which was completed in May 2022. See Item 1. Note 18. Earnings Per Share (EPS) and Dividends for additional information.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources without the issuance of new equity. Our planned capital requirements, which are driven by growth in our regulated utility, and the sale of our fossil generating fleet enhances our business profile and underpins solid investment grade credit ratings with improved financial flexibility.
The current inflationary environment has prompted the Federal Reserve to tighten monetary policy resulting in higher interest rates, which have impacted financial markets, reducing the value of fixed income investments and created uncertainty about the future economic outlook weakening equity markets. These factors have resulted in negative returns on our pension assets during 2022. As our pension costs are set at the beginning of the calendar year, there is no impact on pension costs for 2022 resulting from asset performance during the year. However, pension costs in future years may be materially impacted, depending on pension fund performance for 2022. The higher interest rates translate into a higher discount rate for our pension obligations, which would lower our pension liability and positively affect our funded ratio, which is expected to remain strong. Further, higher interest rates on borrowings will contribute to higher interest expense on variable rate debt, which has increased due to cash collateral postings, and to long-term rates on future financing plans. Inflation will also result in upward pressure on operating costs and capital spending. In addition, energy supply costs are a pass-through putting upward pressure on utility customer bills, which could be an area of focus with regulators.

Financial Results
The results for PSEG, PSE&G and PSEG Power for the three months and six months ended June 30, 2022 and 2021 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Earnings (Losses)	2022	2021	2022	2021
	Millions
PSE&G	$305	$309	$814	$786
PSEG Power (A)	(162)	(483)	(681)	(322)
Other (B)	(12)	(3)	(4)	7
PSEG Net Income (Loss)	$131	$(177)	$129	$471

PSEG Net Income (Loss) Per Share (Diluted)	$0.26	$(0.35)	$0.26	$0.93

(A)Includes a $373 million after-tax impairment of the Fossil generating assets for the three and six months ended June 30, 2021. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
(B)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income (Loss) attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$(117)	$47	$(163)	$79
Non-Trading MTM Gains (Losses) (C)	$(74)	$(206)	$(682)	$(240)

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
(B)Net of tax (expense) benefit of $68 million and $(30) million for the three months and $94 million and $(53) million for the six months ended June 30, 2022 and 2021, respectively.
(C)Net of tax (expense) benefit of $30 million and $79 million for the three months and $267 million and $92 million for the six months ended June 30, 2022 and 2021, respectively.
Our Net Income for the three months ended June 30, 2022 as compared to the Net Loss in the comparable period in 2021 was driven primarily by:
•an impairment of the New England (NE) fossil asset grouping at PSEG Power in 2021 (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information), and
•lower MTM losses in 2022 due to a more significant increase in energy prices in 2021,
•partially offset by net losses on NDT Fund equity securities in 2022 as compared to net gains in 2021.
The decrease in our Net Income for the six months ended June 30, 2022 as compared to the same period in 2021 was driven primarily by
•higher MTM losses in 2022 at PSEG Power due to rising energy prices principally in the first quarter of 2022, and

•unrealized losses on equity securities in 2022 in the NDT Fund as compared to realized gains in 2021,
•partially offset by an impairment in the second quarter of 2021 of the NE fossil asset grouping at PSEG Power (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information),
•higher earnings in 2022 due to continued investments in T&D programs at PSE&G, and
•the favorable impact of the CIP in 2022 at PSE&G.
Disciplined Investment
We utilize rigorous criteria and consider a number of external factors, focusing on the value for our investors and other key stakeholders, as well as other impacts, when determining how and when to efficiently deploy capital. We principally explore opportunities for investment in areas that complement our existing business and provide reasonable risk-adjusted returns and continuously assess and optimize our business mix as appropriate. In the first six months of 2022, we
•made additional investments in T&D infrastructure projects on time and on budget,
•continued to execute our Energy Efficiency and other existing BPU-approved utility programs, and
•continued to evaluate potential offshore wind opportunities.
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
Transmission Rate Proceedings and Return on Equity (ROE)
In October 2021, FERC approved a settlement agreement effective August 1, 2021 that we reached with the BPU and the New Jersey Division of Rate Counsel about the level of PSE&G’s base transmission ROE and other formula rate matters. The settlement reduces PSE&G’s base ROE from 11.18% to 9.9% and makes several other changes regarding the recovery of certain costs. The agreement provides that the settling parties will not seek changes to our transmission formula rate for three years. We have implemented the terms of the agreement and PJM issued refunds to customers in January 2022.
Under current FERC rules, we continue to earn a 50 basis point adder to that base ROE for our membership in PJM. Elimination of the adder for Regional Transmission Organization membership could reduce PSE&G’s annual Net Income and annual cash inflows by approximately $30 million to $40 million.
Wholesale Power Market Design
FERC issued a notice effective September 2021 that essentially put into effect a new Minimum Offer Price Rule (MOPR) that would accommodate certain state public policy programs. PSEG Power’s New Jersey nuclear plants that receive ZEC payments were not subject to the MOPR in the June 2022 Base Residual Auction. These new MOPR rules are being challenged by a group of generators in the Court of Appeals for the Third Circuit. PSEG has intervened in the proceeding in support of the new MOPR rules. We cannot predict the outcome of this proceeding.
A factor that influenced the results of the June base residual auction was FERC’s 2021 order related to the Market Seller Offer Cap which ultimately eliminated the default offer cap. In its place, FERC adopted a unit-specific approach to reviewing certain capacity market offers. These new rules, which require market offers for many resource types to be approved by the Independent Market Monitor and PJM resulted in lower capacity prices in the June auction.
In July 2021, the BPU issued a report on its investigation related to whether New Jersey can achieve its long-term clean energy and environmental objectives under the current resource adequacy procurement paradigm. The report found that participating in the regional market is the most efficient way for New Jersey to achieve its clean energy goals and therefore consideration of leaving the regional market is paused while market reforms are being considered at the regional and national level. We cannot predict whether the BPU will ultimately take any measures in the future that will have an impact on the capacity market or our generating stations.
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
Nuclear
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per megawatt hour (MWh) received during the prior ZEC period through May 2022. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per MWh generated in payments to selected nuclear plants (ZEC payment)). While the ZEC program has preserved these units to date, PSEG will simultaneously seek long-term legislative or other solutions for our New Jersey nuclear plants that sufficiently values them for their carbon-free, fuel diversity and resilience attributes. No assurances can be given regarding future ZEC awards or other long-term solutions. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
Tax Legislation
A prolonged pandemic, further economic stimulus, or future federal and state tax legislation could have a material impact on our effective tax rate and cash tax position.
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
In July 2020, the Internal Revenue Service (IRS) issued final and proposed regulations addressing the limitation on deductible business interest expense contained in the Tax Cuts and Jobs Act. These regulations retroactively allow depreciation to be added back in computing the 30% adjusted taxable income (ATI) cap, increasing the amount of interest that can be deducted by unregulated businesses in years before 2022. The portion of PSEG’s and PSEG Power’s business interest expense that was disallowed in 2018 and 2019 is now deductible in those respective years. For 2022 and after, the regulations disallow the addback of depreciation in the computation of ATI, effectively lowering the cap on the amount of deductible business interest. We do not believe this change will result in limitations on the deductible business interest expense of PSEG and PSEG Power.
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
In addition to the risks described elsewhere in this Form 10-Q and in our Form 10-K, for 2022 and beyond, the key issues and challenges we expect our business to confront include:
•regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy, the role of distribution utilities and decarbonization impacts, and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,
•the continuing impact of the ongoing coronavirus pandemic and the associated regulations and economic impacts, including continued supply chain constraints and increases in the cost of goods and services, which could extend beyond the duration of the pandemic,
•the current inflationary environment and associated volatility in the financial and commodity markets,
•increases in commodity prices and customer rates, which may adversely affect customer collections and future regulatory proceedings,
•future changes in federal and state tax laws or any other associated tax guidance, and
•the impact of changes in demand, natural gas and electricity prices, and expanded efforts to decarbonize several sectors of the economy.
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

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,076	$1,874	$202	11	$4,389	$4,763	$(374)	(8)
Energy Costs	765	606	159	26	2,010	1,635	375	23
Operation and Maintenance	751	783	(32)	(4)	1,545	1,561	(16)	(1)
Depreciation and Amortization	269	322	(53)	(16)	552	663	(111)	(17)
(Gains) Losses on Asset Dispositions and Impairments	(5)	457	(462)	N/A	38	457	(419)	(92)
Income from Equity Method Investments	7	6	1	17	11	9	2	22
Net Gains (Losses) on Trust Investments	(187)	81	(268)	N/A	(255)	141	(396)	N/A
Other Income (Deductions)	38	33	5	15	43	58	(15)	(26)
Net Non-Operating Pension and OPEB Credits (Costs)	94	82	12	15	188	164	24	15
Interest Expense	150	147	3	2	287	293	(6)	(2)
Income Tax (Benefit) Expense	(33)	(62)	29	(47)	(185)	55	(240)	N/A

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,668	$1,514	$154	10	$3,952	$3,587	$365	10
Energy Costs	630	509	121	24	1,598	1,358	240	18
Operation and Maintenance	434	393	41	10	897	817	80	10
Depreciation and Amortization	227	231	(4)	(2)	468	472	(4)	(1)
Net Gains (Losses) on Trust Investments	(2)	—	(2)	N/A	(2)	1	(3)	N/A
Other Income (Deductions)	22	24	(2)	(8)	41	52	(11)	(21)
Net Non-Operating Pension and OPEB Credits (Costs)	71	66	5	8	141	132	9	7
Interest Expense	107	101	6	6	210	199	11	6
Income Tax Expense (Benefit)	56	61	(5)	(8)	145	140	5	4

Three Months Ended June 30, 2022 as Compared to Three Months Ended June 30, 2021
Operating Revenues increased $154 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $19 million due primarily to

•Gas distribution revenues increased $13 million due primarily to increases of $7 million in GSMP II collections, $5 million from CIP decoupling and $1 million due to higher sales volumes.
•Electric distribution revenues increased $12 million due primarily to $12 million from CIP decoupling and $9 million from Energy Strong II, partially offset by a decrease of $9 million from lower sales volumes.
•Electric and Gas distribution revenues also increased $2 million due to a net decrease in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
•Transmission revenues were $8 million lower due primarily to the estimated impact of the ROE settlement, partially offset by an increase in revenue requirements attributable to higher rate base investment.
Commodity Revenues increased $118 million as a result of higher Electric revenues and higher Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic generation service (BGS) to retail customers and basic gas supply service (BGSS).
•Electric commodity revenues increased $62 million due to a $49 million increase from higher BGS prices and a $13 million increase in sales volumes.
•Gas commodity revenues increased $56 million due to $49 million from higher BGSS prices and $6 million from higher BGSS sales volumes
Clause Revenues increased $3 million due primarily to higher SBC revenues of $7 million partially offset by a $3 million decrease in Tax Adjustment Credit (TAC) deferrals. The changes in SBC revenues and in TAC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on SBC revenue or TAC deferrals.
Other Operating Revenues increased $14 million due primarily to revenue increases of $7 million in appliance services, $2 million in Solar Renewable Energy Certificates (SREC) and $1 million from the Successor Solar Incentive (SuSi) Program. Transition Renewable Energy Certificate (TREC) and ZEC revenues were unchanged. The SREC, SuSi, TREC and ZEC components of other operating revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $121 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $41 million due primarily to increases of $19 million in clause and renewable-related expenses, $6 million in Electric distribution corrective and preventative expenditures, $5 million in injuries and damages, $5 million in gas tariff expenditures, $1 million in appliance service competitive services costs and $12 million in other operating expenses. These increases were partially offset by a $7 million decrease in transmission expenditures.
Depreciation and Amortization decreased $4 million due primarily to a $12 million decrease from new lower transmission depreciation rates that became effective in August 2021 and a $6 million decrease in the amortization of Regulatory Assets, partially offset by a $14 million increase related to additional plant in service.
Other Income (Deductions) decreased $2 million primarily due to a $4 million decrease in the equity portion of the allowance for funds used during construction (AFUDC), partially offset by a $2 million increase in investment interest and dividend income.
Net Non-Operating Pension and OPEB Credits (Costs) increased $5 million due primarily to a $13 million decrease in the amortization of the net actuarial loss, partially offset by a $5 million decrease in the expected return on plan assets and a $3 million increase in interest cost.
Interest Expense increased $6 million due primarily to a $4 million increase from the 2022 debt issuance and a $2 million increase from other.
Income Tax Expense decreased $5 million due primarily to lower pre-tax income.

Six Months Ended June 30, 2022 as Compared to Six Months Ended June 30, 2021
Operating Revenues increased $365 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $111 million due primarily to
•Gas distribution revenues increased $75 million due primarily to increases of $33 million from CIP decoupling, $33 million in GSMP II collections, $7 million due to higher sales volumes and $2 million in Green Program Recovery Charge (GPRC) collections.
•Electric distribution revenues increased $30 million due primarily to $28 million from CIP decoupling, $9 million from Energy Strong II, and $1 million in GPRC collections, partially offset by a decrease of $8 million from lower sales volumes.
•Electric and Gas distribution revenues also increased $18 million due to a net decrease in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
•Transmission revenues were $12 million lower due primarily to the estimated impact of the ROE settlement, partially offset by an increase in revenue requirements attributable to higher rate base investment.
Commodity Revenues increased $238 million as a result of higher Gas revenues and higher Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.
•Gas commodity revenues increased $176 million due primarily to $164 million from higher BGSS prices and $12 million from higher BGSS sales volumes.
•Electric commodity revenues increased $62 million due primarily to $37 million in higher BGS prices and a $27 million increase from higher sales volumes.
Clause Revenues decreased $8 million due primarily to an $18 million decrease in TAC deferrals and a $4 million decrease in GPRC deferrals, partially offset by higher SBC revenues of $15 million. The changes in TAC and GPRC deferral amounts and SBC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals or SBC revenue.
Other Operating Revenues increased $24 million due primarily to revenue increases of $14 million in appliance services, $2 million in SRECs, $1 million in ZECs and $1 million from the SuSi Program. These increases were partially offset by a $2 million decrease in TREC revenues. The SREC, ZEC, SuSi and TREC components of other operating revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $240 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $80 million due primarily to increases of $37 million in clause and renewable-related expenses, $10 million in Electric distribution corrective and preventative expenditures, $9 million in injuries and damages, $6 million in gas tariff expenditures, $3 million in appliance service competitive services costs and $20 million in other operating expenses. These increases were partially offset by a $5 million decrease in transmission expenditures.
Depreciation and Amortization decreased $4 million due primarily to a $24 million decrease due to new lower transmission depreciation rates that became effective in August 2021 and a $12 million decrease in the amortization of Regulatory Assets, partially offset by a $30 million increase related to additional plant in service.
Other Income (Deductions) decreased $11 million primarily due to a $12 million decrease in the equity portion of the AFUDC, partially offset by a $2 million increase in investment interest and dividend income.
Net Non-Operating Pension and OPEB Credits (Costs) increased $9 million due primarily to a $26 million decrease in the amortization of the net actuarial loss, partially offset by a $10 million decrease in the expected return on plan assets and a $7 million increase in interest cost.
Interest Expense increased $11 million due primarily to a $5 million increase from the 2022 debt issuance, a $3 million increase in AFUDC and a $1 million increase from net debt issuances in 2021.
Income Tax Expense increased $5 million due primarily to higher pre-tax income.

PSEG Power

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$488	$380	$108	28	$948	$1,547	$(599)	(39)
Energy Costs	372	271	101	37	1,233	953	280	29
Operation and Maintenance	182	259	(77)	(30)	386	481	(95)	(20)
Depreciation and Amortization	35	83	(48)	(58)	69	175	(106)	(61)
(Gains) Losses on Asset Dispositions and Impairments	(5)	457	(462)	N/A	38	457	(419)	(92)
Income from Equity Method Investments	6	6	—	—	10	9	1	11
Net Gains (Losses) on Trust Investments	(182)	79	(261)	N/A	(248)	137	(385)	N/A
Other Income (Deductions)	15	8	7	88	—	4	(4)	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	18	11	7	64	35	23	12	52
Interest Expense	10	24	(14)	(58)	15	51	(36)	(71)
Income Tax Expense (Benefit)	(87)	(127)	40	(31)	(315)	(75)	(240)	N/A

Three Months Ended June 30, 2022 as Compared to Three Months Ended June 30, 2021
Operating Revenues increased $108 million due primarily to changes in generation and gas supply revenues.
Gas Supply Revenues increased $198 million due primarily to
•a net increase of $87 million in sales under the BGSS contract due primarily to higher average prices of $79 million and higher sales volumes of $8 million,
•a net increase of $82 million related to sales to third parties, primarily due to higher average sales prices, and
•an increase of $29 million due to changes in forward prices.
Generation Revenues decreased $89 million due primarily to
•a net decrease of $207 million due primarily to lower volumes sold in the PJM, NE and New York (NY) regions primarily due to the sale of the fossil generating plants, coupled with lower average realized prices in the PJM regions,
•a net decrease of $56 million in capacity revenue due primarily to the sale of the fossil generating plants coupled with lower capacity prices in the PJM region, partially offset by decreases in capacity expenses due to lower load volumes served,
•a net decrease of $47 million due primarily to lower volumes of electricity sold under the BGS contracts, and
•a net decrease of $13 million in solar revenues due to the sale of the solar plants in June 2021,
•partially offset by a net increase of $241 million due to lower MTM losses in 2022 as compared to 2021. Of this amount, there was a $170 million increase due to gains on positions reclassified to realized upon settlement in 2022 as compared to losses in 2021 coupled with a $71 million increase due to changes in forward prices.
Other Operating Revenues decreased $1 million due primarily to changes in generation and gas supply revenues.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $101 million due to

Gas costs increased $175 million due mainly to
•a net increase of $91 million primarily related to sales under the BGSS contract, of which $84 million was due to higher prices and $7 million to higher sales volumes, and
•a net increase of $82 million related to sales to third parties, primarily due to an increase in the average cost of gas.
Generation costs decreased $74 million due primarily to
•a net decrease of $130 million in fuel costs due to the sale of the fossil generating plants, and
•a net decrease of $30 million in energy purchases due primarily to lower renewable energy credit (REC) requirements and lower ancillary charges caused by decreases in load served in the PJM and NE regions,
•partially offset by a net increase of $86 million due to net MTM losses in 2022 as compared to net MTM gains in 2021. Of this amount, there was a $73 million increase due to changes in forward prices coupled with a $13 million increase due to less gains on positions reclassified to realized upon settlement in 2022 as compared to 2021.
Operation and Maintenance decreased $77 million due primarily to the sales of the fossil generating plants and our ownership interest in the solar plants in February 2022 and June 2021, respectively. The decrease was also due to an outage at our 57%-owned Salem 2 nuclear plant in 2022 as compared to a refueling outage at our 100%-owned Hope Creek nuclear plant in 2021.
Depreciation and Amortization decreased $48 million due primarily to ceasing depreciation expense on the then pending sales of the solar and fossil generating plants since May and August 2021, respectively, and the retirement of Bridgeport Harbor 3 (BH3) effective May 31, 2021.
(Gains) Losses on Asset Dispositions and Impairments reflects a $519 million impairment loss of the ISO NE fossil asset grouping in 2021, partially offset by a $62 million gain from the sale of Solar Source in 2021. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
Net Gains (Losses) on Trust Investments decreased $261 million due primarily to NDT investments with $171 million of unrealized losses on equity securities and $10 million of net realized losses in 2022 as compared to $19 million of unrealized gains on equity securities and $60 million of net realized gains in 2021.
Other Income (Deductions) increased $7 million due primarily to lower purchases of NOL tax benefits under the New Jersey Technology Tax Benefit Transfer Program in 2022.
Non-Operating Pension and OPEB Credits (Costs) increased $7 million due to an increase in the expected return on plan assets and a decrease in the amortization of the net actuarial loss, partially offset by an increase in interest cost and co-owner charges.
Interest Expense decreased $14 million due primarily to the early redemption of all outstanding Senior Notes in 2021, partially offset by a term loan entered into in March 2022.
Income Tax (Benefit) decreased $40 million due primarily to a lower pre-tax loss in 2022, partially offset by the recapture of ITCs related to the sale of Solar Source in 2021 and increased tax benefits in 2022 on losses from the NDT qualified fund.
Six Months Ended June 30, 2022 as Compared to Six Months Ended June 30, 2021
Operating Revenues decreased $599 million due primarily to changes in generation and gas supply revenues.
Gas Supply Revenues increased $377 million due primarily to
•a net increase of $234 million in sales under the BGSS contract due primarily to higher average prices of $219 million and higher sales volumes of $15 million,
•a net increase of $124 million related to sales to third parties, primarily due to higher average sales prices, and
•an increase of $19 million due to changes in forward prices.
Generation Revenues decreased $974 million due primarily to
•a net decrease of $540 million due to higher MTM losses in 2022 as compared to 2021. Of this amount, there was a $745 million decrease due to changes in forward prices, partially offset by a $205 million increase due to gains on positions reclassified to realized upon settlement in 2022 as compared to losses in 2021,
•a net decrease of $230 million due primarily to lower volumes sold in the PJM, NE and NY regions primarily due to the sale of the fossil generating plants, coupled with lower average realized prices in the PJM region, partially offset by higher average realized prices in the NE and NY regions,

•a net decrease of $115 million due primarily to lower volumes of electricity sold under the BGS contracts,
•a net decrease of $60 million in capacity revenue due primarily to the sale of the fossil generating plants coupled with lower capacity prices in the PJM region, partially offset by decreases in capacity expenses due to lower load volumes served, and
•a net decrease of $24 million in solar revenues due to the sale of the solar plants in June 2021.
Other Operating Revenues decreased $2 million due primarily to changes in generation and gas supply revenues.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $280 million due to
Gas costs increased $350 million due mainly to
•a net increase of $241 million primarily related to sales under the BGSS contract, of which $230 million was due to the higher average cost of gas and $11 million to higher send out volumes, and
•a net increase of $108 million related to sales to third parties, primarily due to an increase in the average cost of gas.
Generation costs decreased $70 million due primarily to
•a net decrease of $96 million in fuel costs, primarily due to lower volumes of gas in the PJM, NY, and NE regions caused by the sale of the fossil generating plants, partially offset by higher gas prices. Additionally, there was a decrease in coal costs in the NE region due to the retirement of the BH3 plant in 2021,
•a net decrease of $50 million in energy purchases due primarily to lower REC requirements and lower ancillary charges caused by decreases in load served in the PJM and NE regions, and
•a net decrease of $13 million in transmission costs due primarily to the impact from transfer of responsibility for firm transmission services under BGS contracts from BGS suppliers to the electric distribution companies,
•partially offset by a net increase of $93 million due to net MTM losses in 2022 as compared to net MTM gains in 2021. Of this amount, there was a $69 million increase in losses due to changes in forward prices coupled with a $24 million increase in losses due to higher gains on positions reclassified to realized upon settlement in 2022 as compared to 2021.
Operation and Maintenance decreased $95 million due primarily to the sale of the fossil generating plants in February 2022 and the sale of our ownership interest in the solar plants in June 2021. The decrease was also due to an outage at our 57%-owned Salem 2 nuclear plant in 2022 as compared to a refueling outage at our 100%-owned Hope Creek nuclear plant in 2021.
Depreciation and Amortization decreased $106 million due primarily to ceasing depreciation expense on the then pending sales of the solar and fossil generating plants since May and August 2021, respectively, and the retirement of BH3 in 2021.
(Gains) Losses on Asset Dispositions and Impairments in 2022 primarily reflects an impairment loss due to the sale of the fossil generating plants in February 2022. The $457 million net loss in 2021 reflects a $597 million impairment loss of the ISO NE fossil asset grouping in 2021, partially offset by a $62 million gain from the sale of Solar Source in 2021. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
Net Gains (Losses) on Trust Investments decreased $385 million due primarily to NDT investments with $232 million of unrealized losses on equity securities and $15 million of net realized losses in 2022 as compared to $13 million of unrealized gains on equity securities and $124 million of net realized gains in 2021.
Non-Operating Pension and OPEB Credits (Costs) increased $12 million due to an increase in the expected return on plan assets and a decrease in the amortization of the net actuarial loss, partially offset by an increase in interest cost and co-owner charges.
Interest Expense decreased $36 million due primarily to the early redemption of all outstanding Senior Notes in 2021, partially offset by a term loan entered into in March 2022.
Income Tax (Benefit) increased $240 million due primarily to a higher pre-tax loss in 2022, the recapture of ITCs related to the sale of Solar Source in June 2021 and increased tax benefits on losses from the NDT qualified fund.

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
For the six months ended June 30, 2022, our operating cash flow decreased $693 million as compared to the same period in 2021. The net decrease was primarily due to a $955 million reduction related to net cash collateral posting requirements and higher tax payments in 2022 at PSEG Power and a net change at PSE&G, as discussed below. In addition, there were tax payments in 2022 as compared to tax refunds in 2021 at Energy Holdings and the parent company.
Current economic conditions have adversely impacted residential and C&I customer payment patterns. During the moratorium, as previously discussed, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will extend beyond the duration of the coronavirus pandemic.
PSE&G
PSE&G’s operating cash flow increased $632 million from $680 million to $1,312 million for the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to higher cash collateral postings received from BGS suppliers, decreases in electric energy and vendor payments, higher tax payments in 2021 and higher earnings in 2022, partially offset by a net increase in regulatory deferrals in 2022.
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
During the second half of 2021 and continuing into 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in our daily collateral requirements which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $2.1 billion at the end of June 2022. Subsequent to June 2022, collateral postings continued to increase and PSEG Power continued to experience significantly higher variation in our daily collateral requirements. Net cash collateral postings were $2.5 billion at the end of July 2022. The majority of this collateral relates to hedges in place through the end of 2023 and is expected to be returned as we satisfy our obligations under those contracts. Proceeds from the sale of Fossil, the closing of a $1.25 billion term loan in March 2022 at PSEG Power, and short-term borrowings at PSEG have contributed to available liquidity to help support PSEG Power’s current collateral requirements in 2022.
In March and May 2021, PSEG entered into two 364-day variable rate term loan agreements for $500 million and $750 million, respectively. In August 2021, PSEG entered into a $1.25 billion, 364-day variable rate term loan agreement. In March 2022, the $500 million term loan matured and PSEG prepaid the $750 million term loan due in May 2022. In July 2022, PSEG repaid the $1.25 billion term loan due in August 2022. These term loans are not included in the credit facility amounts presented in the following table.
In April 2022 and May 2022, PSEG entered into 364-day variable rate term loan agreements for $1.5 billion and $500 million, respectively.

Our total credit facilities and available liquidity as of June 30, 2022 were as follows:

Company/Facility	As of June 30, 2022
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$65	$1,435
PSE&G	1,000	18	982
PSEG Power	1,550	580	970
Total	$4,050	$663	$3,387

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of June 30, 2022, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12 month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $976 million and $1,151 million as of June 30, 2022 and December 31, 2021, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,
•PSEG has $700 million of 2.65% Senior Notes maturing in November 2022, and
•PSE&G has $500 million of 2.38% Medium-Term Notes, Series I, due May 2023.
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
For additional information see Item 1. Note 12. Debt and Credit Facilities.
Common Stock Dividends
On July 19, 2022, PSEG’s Board of Directors approved a $0.54 per share common stock dividend for the third quarter of 2022. This reflects an indicative annual dividend rate of $2.16 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 18. Earnings Per Share (EPS) and Dividends.
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
PSE&G
During the six months ended June 30, 2022, PSE&G made capital expenditures of $1,171 million, primarily for T&D system reliability. This does not include expenditures for energy efficiency and electric vehicle programs of approximately $105 million and cost of removal, net of salvage, of $63 million, which are included in operating cash flows.
Other
During the six months ended June 30, 2022, PSEG made capital expenditures of $47 million, excluding $73 million for nuclear fuel, primarily related to various nuclear projects.
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
From April through June 2022, MTM VaR varied between a low of $76 million and a high of $365 million at the 95% confidence level. The range of VaR was wider for the three months ended June 30, 2022 as compared with the year ended December 31, 2021.

	MTM VaR
	Three Months Ended June 30, 2022	Year Ended December 31, 2021
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$200	$71
Average for the Period	$247	$36
High	$365	$113
Low	$76	$7
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$314	$112
Average for the Period	$386	$57
High	$572	$178
Low	$120	$11

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
Internal Controls
PSEG and PSE&G
There have been no changes in internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
The performance of the financial markets will affect the value of the assets that are held in trust to satisfy our future obligations under our defined benefit plans and to decommission our nuclear generating plants. A decline in the market value of our NDT Fund could increase PSEG Power’s funding requirements to decommission its nuclear plants. A decline in the market value of the defined benefit plan trust funds could increase our pension plan funding requirements and result in increased pension costs in future years. The market value of our trusts could be negatively impacted by adverse financial market conditions that reduce the rate of return on trust assets, decreased interest rates used to measure the required minimum funding levels and future government regulation. Additional funding requirements for our defined benefit plans could be caused by changes in required or voluntary contributions, an increase in the number of employees becoming eligible to retire and changes in life expectancy assumptions. Increased costs could also lead to additional funding requirements for our decommissioning trust. Failure to manage adequately our investments in our NDT Fund and defined benefit plan trusts could result in the need for us to make significant cash contributions in the future to maintain our funding at sufficient levels, which would negatively impact our results of operations, cash flows and financial position.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table indicates our common share repurchases during the second quarter of 2022:

Three Months Ended June 30, 2022		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (A)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
					Millions
April 1 - April 30		—	$—	—	$—
May 1 - May 31	(B)	541,476	$69.74	541,476	$—
June 1 - June 30		—	$—	—	$—
Total		541,476	$69.74	541,476	$—

(A)In September 2021, PSEG announced a $500 million share repurchase program authorized by the Board of Directors. In December 2021, under this $500 million share repurchase program authorization, PSEG entered into an open market share repurchase plan for $250 million of our common stock. During January and through mid-February 2022, we purchased the full $250 million of common stock under the open market share repurchase plan.
(B)In March 2022, PSEG entered into a Master Confirmation and Supplemental Confirmation with an investment banking firm to effect an accelerated share repurchase agreement (ASR Agreement) of the remaining authorized $250 million of shares of PSEG’s outstanding common stock under PSEG’s $500 million share repurchase program authorization. Under the ASR Agreement, PSEG paid $250 million and received initial delivery of approximately 3.0 million shares of common stock in mid-March, representing approximately 80% of the total number of shares of common stock initially underlying the ASR Agreement. In mid-May 2022, the investment banking firm exercised its right to accelerate the termination of the ASR agreement and PSEG received the balance of the shares owed under the ASR Agreement, as presented in the above table.
During the entire term of the ASR Agreement, PSEG purchased an aggregate of 3,584,690 shares under the ASR Agreement at an average price paid per share of $69.74.

ITEM 5. OTHER INFORMATION
Certain information reported in the Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the Form 10-K and first quarter 2022 10-Q. References are to the related pages on the Form 10-K.
State Regulation
Gas Capacity Review
December 31, 2021 Form 10-K page 16. In September 2019, the BPU formally opened a stakeholder proceeding to explore gas capacity procurement service to all New Jersey natural gas customers. The BPU retained a consultant and conducted public hearings. PSE&G and other interested parties responded to the BPU’s questions. In June 2022, the BPU accepted the consultant’s key finding that, through 2030, New Jersey’s firm gas capacity can meet firm demand under normal design day conditions. The only potential gas supply shortfall was found during a “1-in-90 design day” (i.e., a 24-hour period in which the temperature is colder than every day, except one in 90 years) and/or a “perfect storm,” which occurs when there is an outage on a transcontinental pipeline during a design day. The BPU noted that its consultant’s analysis - detailing the nature of the pipeline infrastructure, including the numerous receipt and delivery points capable of supporting the State’s GDCs - supports the argument against the need for additional interstate pipeline capacity, including projects like PennEast, and also supports the BPU’s aggressive policy approach to reduce the State’s overall reliance on fossil fuels, and achieve the Governor’s goal of 100% clean energy by 2050.
Grid Modernization
December 31, 2021 Form 10-K page 16. In October 2021, the BPU commenced a stakeholder proceeding to develop and implement a systemic Grid Modernization plan in accordance with strategies outlined in the New Jersey Energy Master Plan. The BPU retained a consultant that gathered detailed and comprehensive information from the State’s electric distribution companies (EDCs), including PSE&G, regarding resource issues and policy changes needed to interconnect the clean energy capacity required under state policy. In June 2022, the BPU’s consultant issued a draft report with its findings and recommendations to update the BPU’s interconnection regulations and processes. We cannot predict the impact on our business or results of operations from this Grid Modernization plan or any laws, rules or regulations promulgated as a result thereof, particularly as they may relate to PSE&G’s electric distribution assets.
Environmental Matters
New Jersey Protecting Against Climate Threats
December 31, 2021 Form 10-K page 19. In June 2022, the NJDEP adopted the Greenhouse Gas Monitoring and Reporting Rule. The NJDEP requires gas utilities to submit an annual report on replacement of mains and service lines in the State and to quantify maintenance-venting events, referred to as blowdown events. In addition, the NJDEP requires registration, recordkeeping, and reporting requirements for facilities with a refrigeration system requiring 50 pounds or more of a refrigerant with high global warming potential. A “refrigeration system” includes industrial process refrigeration utilized at PSE&G and our nuclear facilities.

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
Date: August 2, 2022

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
Date: August 2, 2022