Form 10-Q
period 2022-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2022-10-31
CIK 788784, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
(Cover continued on next page)

(Cover continued from previous page)
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2022, Public Service Enterprise Group Incorporated had outstanding 498,949,744 shares of its sole class of Common Stock, without par value.
As of October 20, 2022, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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
•our ability to advocate for and our receipt of appropriate regulatory guidance to ensure long-term support for our nuclear fleet;
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
From time to time, PSEG and PSE&G release important information via postings on their corporate Investor Relations website at https://investor.pseg.com. Investors and other interested parties are encouraged to visit the Investor Relations website to review new postings. You can sign up for automatic email alerts regarding new postings at the bottom of the webpage at https://investor.pseg.com or by navigating to the Email Alerts webpage at https://investor.pseg.com/resources/email-alerts/default.aspx. The information on https://investor.pseg.com and https://investor.pseg.com/resources/email-alerts/default.aspx is not incorporated herein and is not part of this Form 10-Q.

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
OPERATING REVENUES	$2,272	$1,903	$6,661	$6,666
OPERATING EXPENSES
Energy Costs	1,012	860	3,022	2,495
Operation and Maintenance	765	807	2,310	2,368
Depreciation and Amortization	270	283	822	946
Losses on Asset Dispositions and Impairments	52	2,158	90	2,615
Total Operating Expenses	2,099	4,108	6,244	8,424
OPERATING INCOME (LOSS)	173	(2,205)	417	(1,758)
Income from Equity Method Investments	5	3	16	12
Net Gains (Losses) on Trust Investments	(97)	(17)	(352)	124
Other Income (Deductions)	43	35	86	93
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	94	82	282	246
Interest Expense	(163)	(144)	(450)	(437)
INCOME (LOSS) BEFORE INCOME TAXES	55	(2,246)	(1)	(1,720)
Income Tax Benefit (Expense)	59	682	244	627
NET INCOME (LOSS)	$114	$(1,564)	$243	$(1,093)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	497	504	498	504
DILUTED	500	504	501	504
NET INCOME (LOSS) PER SHARE:
BASIC	$0.23	$(3.10)	$0.49	$(2.17)
DILUTED	$0.22	$(3.10)	$0.48	$(2.17)

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$114	$(1,564)	$243	$(1,093)
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $24, $5, $93 and $21 for the three and nine months ended 2022 and 2021, respectively	(39)	(7)	(146)	(33)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $0, $(1) and $(1) for the three and nine months ended 2022 and 2021, respectively	1	1	2	2
Pension/OPEB adjustment, net of tax (expense) benefit of $0, $(1), $0 and $(4) for the three and nine months ended 2022 and 2021, respectively	—	4	1	11
Other Comprehensive Income (Loss), net of tax	(38)	(2)	(143)	(20)
COMPREHENSIVE INCOME (LOSS)	$76	$(1,566)	$100	$(1,113)

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$377	$818
Accounts Receivable, net of allowance of $315 in 2022 and $325 in 2021	1,698	1,859
Tax Receivable	51	9
Unbilled Revenues, net of allowance of $9 in 2022 and $12 in 2021	181	217
Fuel	482	296
Materials and Supplies, net	505	448
Prepayments	222	63
Derivative Contracts	138	72
Regulatory Assets	400	364
Assets Held for Sale	—	2,060
Other	51	44
Total Current Assets	4,105	6,250
PROPERTY, PLANT AND EQUIPMENT	45,410	43,684
Less: Accumulated Depreciation and Amortization	(9,964)	(9,318)
Net Property, Plant and Equipment	35,446	34,366
NONCURRENT ASSETS
Regulatory Assets	3,890	3,605
Operating Lease Right-of-Use Assets	183	201
Long-Term Investments	594	541
Nuclear Decommissioning Trust (NDT) Fund	2,125	2,637
Long-Term Tax Receivable	5	47
Long-Term Receivable of Variable Interest Entity (VIE)	837	828
Rabbi Trust Fund	182	242
Intangibles	69	20
Derivative Contracts	46	28
Other	259	234
Total Noncurrent Assets	8,190	8,383
TOTAL ASSETS	$47,741	$48,999

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2022	December 31, 2021
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,525	$700
Commercial Paper and Loans	2,235	3,519
Accounts Payable	1,194	1,315
Derivative Contracts	211	17
Accrued Interest	145	121
Accrued Taxes	39	67
Clean Energy Program	187	146
Obligation to Return Cash Collateral	432	179
Regulatory Liabilities	364	388
Liabilities Held for Sale	—	144
Other	474	476
Total Current Liabilities	6,806	7,072
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,462	5,759
Regulatory Liabilities	2,340	2,497
Operating Leases	174	191
Asset Retirement Obligations	1,467	1,573
OPEB Costs	550	572
OPEB Costs of Servco	663	640
Accrued Pension Costs	180	318
Accrued Pension Costs of Servco	160	174
Environmental Costs	241	245
Derivative Contracts	36	17
Long-Term Accrued Taxes	53	100
Other	208	184
Total Noncurrent Liabilities	11,534	12,270
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	16,150	15,219
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2022 and 2021—534 shares	5,052	5,045
Treasury Stock, at cost, 2022 and 2021—37 and 30 shares, respectively	(1,380)	(896)
Retained Earnings	10,072	10,639
Accumulated Other Comprehensive Loss	(493)	(350)
Total Stockholders’ Equity	13,251	14,438
Total Capitalization	29,401	29,657
TOTAL LIABILITIES AND CAPITALIZATION	$47,741	$48,999

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$243	$(1,093)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	822	946
Amortization of Nuclear Fuel	141	143
Losses on Asset Dispositions and Impairments	90	2,615
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	50	116
Provision for Deferred Income Taxes (Other than Leases) and ITC	(466)	(955)
Non-Cash Employee Benefit Plan (Credits) Costs	(179)	(134)
Leveraged Lease (Income), (Gains) and Losses, Adjusted for Rents Received and Deferred Taxes	21	7
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	1,249	996
Cost of Removal	(94)	(88)
Net Change in Regulatory Assets and Liabilities	(199)	(47)
Net (Gains) Losses and (Income) Expense from NDT Fund	303	(154)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	1	56
Prepayments	(90)	(98)
Accrued Taxes	(98)	(103)
Cash Collateral	(1,317)	(945)
Obligation to Return Cash Collateral	253	120
Other Current Assets and Liabilities	25	(215)
Employee Benefit Plan Funding and Related Payments	(25)	(18)
Other	(29)	29
Net Cash Provided By (Used In) Operating Activities	701	1,178
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,088)	(2,046)
Proceeds from Sales of Trust Investments	1,281	1,657
Purchases of Trust Investments	(1,309)	(1,655)
Proceeds from Sales of Long-Lived Assets	1,914	565
Other	(97)	(104)
Net Cash Provided By (Used In) Investing Activities	(299)	(1,583)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(784)	442
Proceeds from Short-Term Loans	2,000	2,500
Payment of Short-Term Loans	(2,500)	(300)
Issuance of Long-Term Debt	1,750	1,325
Redemption of Long-Term Debt	—	(1,428)
Payments for Share Repurchase Program	(500)	—
Cash Dividends Paid on Common Stock	(810)	(773)
Other	(3)	(73)
Net Cash Provided By (Used In) Financing Activities	(847)	1,693
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(445)	1,288
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	863	572
Cash, Cash Equivalents and Restricted Cash at End of Period	$418	$1,860
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$352	$340
Interest Paid, Net of Amounts Capitalized	$416	$380
Accrued Property, Plant and Equipment Expenditures	$367	$288

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of June 30, 2022	534	$5,038	(37)	$(1,382)	$10,227	$(455)	$13,428
Net Income	—	—	—	—	114	—	114
Other Comprehensive Income (Loss), net of tax (expense) benefit of $24	—	—	—	—	—	(38)	(38)
Comprehensive Income							76
Cash Dividends at $0.54 per share on Common Stock	—	—	—	—	(269)	—	(269)
Other	—	14	—	2	—	—	16
Balance as of September 30, 2022	534	$5,052	(37)	$(1,380)	$10,072	$(493)	$13,251

Balance as of June 30, 2021	534	$5,026	(30)	$(899)	$12,273	$(522)	$15,878
Net Loss	—	—	—	—	(1,564)	—	(1,564)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $4	—	—	—	—	—	(2)	(2)
Comprehensive Loss							(1,566)
Cash Dividends at $0.51 per share on Common Stock	—	—	—	—	(257)	—	(257)
Other	—	13	—	1	—	—	14
Balance as of September 30, 2021	534	$5,039	(30)	$(898)	$10,452	$(524)	$14,069

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2021	534	$5,045	(30)	$(896)	$10,639	$(350)	$14,438
Net Income	—	—	—	—	243	—	243
Other Comprehensive Income (Loss), net of tax (expense) benefit of $92	—	—	—	—	—	(143)	(143)
Comprehensive Income							100
Cash Dividends at $1.62 per share on Common Stock	—	—	—	—	(810)	—	(810)
Payments for Share Repurchase Program	—	—	(7)	(500)	—	—	(500)
Other	—	7	—	16	—	—	23
Balance as of September 30, 2022	534	$5,052	(37)	$(1,380)	$10,072	$(493)	$13,251

Balance as of December 31, 2020	534	$5,031	(30)	$(861)	$12,318	$(504)	$15,984
Net Loss	—	—	—	—	(1,093)	—	(1,093)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $16	—	—	—	—	—	(20)	(20)
Comprehensive Loss							(1,113)
Cash Dividends at $1.53 per share on Common Stock	—	—	—	—	(773)	—	(773)
Other	—	8	—	(37)	—	—	(29)
Balance as of September 30, 2021	534	$5,039	(30)	$(898)	$10,452	$(524)	$14,069

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
OPERATING REVENUES	$1,953	$1,820	$5,905	$5,407
OPERATING EXPENSES
Energy Costs	791	698	2,389	2,056
Operation and Maintenance	452	422	1,349	1,239
Depreciation and Amortization	229	226	697	698
Gains on Asset Dispositions	(1)	(4)	(1)	(4)
Total Operating Expenses	1,471	1,342	4,434	3,989
OPERATING INCOME	482	478	1,471	1,418
Net Gains (Losses) on Trust Investments	—	—	(2)	1
Other Income (Deductions)	25	20	66	72
Net Non-Operating Pension and OPEB Credits (Costs)	70	67	211	199
Interest Expense	(109)	(102)	(319)	(301)
INCOME BEFORE INCOME TAXES	468	463	1,427	1,389
Income Tax Benefit (Expense)	(69)	(74)	(214)	(214)
NET INCOME	$399	$389	$1,213	$1,175

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET INCOME	$399	$389	$1,213	$1,175
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0, $2 and $1 for the three and nine months ended 2022 and 2021, respectively	(2)	—	(6)	(2)
COMPREHENSIVE INCOME	$397	$389	$1,207	$1,173

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$308	$294
Accounts Receivable, net of allowance of $315 in 2022 and $325 in 2021	958	1,050
Unbilled Revenues, net of allowance of $9 in 2022 and $12 in 2021	181	217
Materials and Supplies, net	276	233
Prepayments	108	15
Regulatory Assets	400	364
Other	46	33
Total Current Assets	2,277	2,206
PROPERTY, PLANT AND EQUIPMENT	40,328	38,588
Less: Accumulated Depreciation and Amortization	(8,071)	(7,640)
Net Property, Plant and Equipment	32,257	30,948
NONCURRENT ASSETS
Regulatory Assets	3,890	3,605
Operating Lease Right-of-Use Assets	89	92
Long-Term Investments	151	181
Rabbi Trust Fund	32	43
Other	134	123
Total Noncurrent Assets	4,296	4,044
TOTAL ASSETS	$38,830	$37,198

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2022	December 31, 2021
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$825	$—
Accounts Payable	605	571
Accounts Payable—Affiliated Companies	144	418
Accrued Interest	114	107
Clean Energy Program	187	146
Obligation to Return Cash Collateral	432	179
Regulatory Liabilities	364	388
Other	374	376
Total Current Liabilities	3,045	2,185
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	5,244	4,874
Regulatory Liabilities	2,340	2,497
Operating Leases	79	83
Asset Retirement Obligations	365	363
OPEB Costs	331	354
Accrued Pension Costs	51	132
Environmental Costs	186	191
Long-Term Accrued Taxes	4	6
Other	159	145
Total Noncurrent Liabilities	8,759	8,645
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
CAPITALIZATION
LONG-TERM DEBT	11,471	11,795
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2022 and 2021—132 shares	892	892
Contributed Capital	1,170	1,170
Basis Adjustment	986	986
Retained Earnings	12,512	11,524
Accumulated Other Comprehensive Income (Loss)	(5)	1
Total Stockholder’s Equity	15,555	14,573
Total Capitalization	27,026	26,368
TOTAL LIABILITIES AND CAPITALIZATION	$38,830	$37,198

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,213	$1,175
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	697	698
Provision for Deferred Income Taxes and ITC	114	96
Non-Cash Employee Benefit Plan (Credits) Costs	(135)	(117)
Cost of Removal	(94)	(88)
Net Change in Regulatory Assets and Liabilities	(199)	(47)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	127	25
Materials and Supplies	(42)	(16)
Prepayments	(93)	(89)
Accounts Payable	27	(73)
Accounts Receivable/Payable—Affiliated Companies, net	(241)	(211)
Obligation to Return Cash Collateral	253	120
Other Current Assets and Liabilities	6	(124)
Employee Benefit Plan Funding and Related Payments	(12)	(6)
Other	(35)	(60)
Net Cash Provided By (Used In) Operating Activities	1,586	1,283
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,871)	(1,818)
Proceeds from Sales of Trust Investments	11	29
Purchases of Trust Investments	(10)	(22)
Solar Loan Investments	19	16
Other	5	10
Net Cash Provided By (Used In) Investing Activities	(1,846)	(1,785)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	—	(100)
Issuance of Long-Term Debt	500	1,325
Redemption of Long-Term Debt	—	(434)
Cash Dividend Paid	(225)	—
Other	(5)	(13)
Net Cash Provided By (Used In) Financing Activities	270	778
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	10	276
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	339	233
Cash, Cash Equivalents and Restricted Cash at End of Period	$349	$509
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$141	$188
Interest Paid, Net of Amounts Capitalized	$303	$279
Accrued Property, Plant and Equipment Expenditures	$301	$252

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of June 30, 2022	$892	$1,170	$986	$12,338	$(3)	$15,383
Net Income	—	—	—	399	—	399
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	(2)	(2)
Comprehensive Income						397
Cash Dividend Paid	—	—	—	(225)	—	(225)
Balance as of September 30, 2022	$892	$1,170	$986	$12,512	$(5)	$15,555

Balance as of June 30, 2021	$892	$1,170	$986	$10,864	$1	$13,913
Net Income	—	—	—	389	—	389
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						389
Balance as of September 30, 2021	$892	$1,170	$986	$11,253	$1	$14,302

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2021	$892	$1,170	$986	$11,524	$1	$14,573
Net Income	—	—	—	1,213	—	1,213
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	—	(6)	(6)
Comprehensive Income						1,207
Cash Dividend Paid	—	—	—	(225)	—	(225)
Balance as of September 30, 2022	$892	$1,170	$986	$12,512	$(5)	$15,555

Balance as of December 31, 2020	$892	$1,170	$986	$10,078	$3	$13,129
Net Income	—	—	—	1,175	—	1,175
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(2)	(2)
Comprehensive Income						1,173
Balance as of September 30, 2021	$892	$1,170	$986	$11,253	$1	$14,302

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
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2021) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Other (A)	Consolidated
	Millions
As of December 31, 2021
Cash and Cash Equivalents	$294	$524	$818
Restricted Cash in Other Current Assets	28	—	28
Restricted Cash in Other Noncurrent Assets	17	—	17
Cash, Cash Equivalents and Restricted Cash	$339	$524	$863

As of September 30, 2022
Cash and Cash Equivalents	$308	$69	$377
Restricted Cash in Other Current Assets	23	—	23
Restricted Cash in Other Noncurrent Assets	18	—	18
Cash, Cash Equivalents and Restricted Cash	$349	$69	$418

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
In August 2022, the Inflation Reduction Act (IRA) was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established a production tax credit (PTC) for electricity generation using nuclear energy set to begin in 2024 through 2032. As a result, PSEG reassessed the Asset Retirement Cost (ARC) and ARO assumptions related to its nuclear units. This resulted in a decrease to the ARC asset and ARO liability of $145 million primarily due to an adjustment in the assumed estimated timing of cash flows associated with decommissioning the units. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information on PTCs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Government Assistance—Disclosures by Business Entities about Government Assistance—ASU 2021-10
This accounting standard increases transparency in financial reporting by requiring business entities to disclose, in notes to financial statements, certain information when they (i) have received government assistance and (ii) use a grant or contribution accounting model by analogy to other accounting guidance.
The standard is effective for fiscal years beginning after December 15, 2021. PSEG adopted this standard prospectively on January 1, 2022. Adoption of this standard did not have an impact on the financial statements of PSEG and PSE&G.
New Standards Issued But Not Yet Adopted as of September 30, 2022
Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers—ASU 2021-08
This accounting standard amends the business combination guidance by requiring entities to apply the revenue recognition standard to recognize and measure contract assets and contract liabilities in a business combination.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplier Finance Programs—ASU 2022-04
This accounting standard enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. It requires the buyer in a supplier finance program to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented.
The standard is effective for fiscal years beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Amendments in this standard will be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which will be applied prospectively. PSEG is currently analyzing the impact of this standard on its financial statements.

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
Other
Revenues from Contracts with Customers
Electricity and Related Products—PSEG Power sells to the Independent System Operators (ISOs) energy and ancillary services which are separately transacted in the day-ahead or real-time energy markets. The energy and ancillary services performance obligations are typically satisfied over time as delivered and revenue is recognized accordingly. In addition, wholesale load contracts have been executed in the different ISO regions for the bundled supply of energy, capacity, renewable energy credits and ancillary services representing PSEG Power’s performance obligations. Revenue for these contracts is recognized over time as the bundled service is provided to the customer. Transaction terms generally run from several months to three years. PSEG generally reports electricity sales and purchases conducted with those individual ISOs net on an hourly basis in either Operating Revenues or Energy Costs in its Condensed Consolidated Statements of Operations. The classification depends on the net hourly activity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2022
Revenues from Contracts with Customers
Electric Distribution	$1,282	$—	$—	$1,282
Gas Distribution	160	—	—	160
Transmission	400	—	—	400
Electricity and Related Product Sales
PJM
Third-Party Sales	—	633	—	633
Sales to Affiliates	—	34	(34)	—
New York ISO	—	—	—	—
ISO New England	—	4	—	4
Gas Sales
Third-Party Sales	—	144	—	144
Sales to Affiliates	—	77	(77)	—
Other Revenues from Contracts with Customers (B)	94	160	(3)	251
Total Revenues from Contracts with Customers	1,936	1,052	(114)	2,874
Revenues Unrelated to Contracts with Customers (C)	17	(619)	—	(602)
Total Operating Revenues	$1,953	$433	$(114)	$2,272

	PSE&G	Other (A)	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2022
Revenues from Contracts with Customers
Electric Distribution	$2,838	$—	$—	$2,838
Gas Distribution	1,524	—	(1)	1,523
Transmission	1,188	—	—	1,188
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,690	—	1,690
Sales to Affiliates	—	125	(125)	—
New York ISO	—	88	—	88
ISO New England	—	93	—	93
Gas Sales
Third-Party Sales	—	357	—	357
Sales to Affiliates	—	805	(805)	—
Other Revenues from Contracts with Customers (B)	273	456	(4)	725
Total Revenues from Contracts with Customers	5,823	3,614	(935)	8,502
Revenues Unrelated to Contracts with Customers (C)	82	(1,923)	—	(1,841)
Total Operating Revenues	$5,905	$1,691	$(935)	$6,661

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2021
Revenues from Contracts with Customers
Electric Distribution	$1,181	$—	$—	$1,181
Gas Distribution	142	—	(4)	138
Transmission	409	—	—	409
Electricity and Related Product Sales
PJM
Third-Party Sales	—	622	—	622
Sales to Affiliates	—	65	(65)	—
New York ISO	—	69	—	69
ISO New England	—	49	—	49
Gas Sales
Third-Party Sales	—	47	—	47
Sales to Affiliates	—	58	(58)	—
Other Revenues from Contracts with Customers (B)	80	164	—	244
Total Revenues from Contracts with Customers	1,812	1,074	(127)	2,759
Revenues Unrelated to Contracts with Customers (C)	8	(864)	—	(856)
Total Operating Revenues	$1,820	$210	$(127)	$1,903

	PSE&G	Other (A)	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2021
Revenues from Contracts with Customers
Electric Distribution	$2,653	$—	$—	$2,653
Gas Distribution	1,294	—	(9)	1,285
Transmission	1,213	—	—	1,213
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,501	—	1,501
Sales to Affiliates	—	215	(215)	—
New York ISO	—	166	—	166
ISO New England	—	118	—	118
Gas Sales
Third-Party Sales	—	135	—	135
Sales to Affiliates	—	578	(578)	—
Other Revenues from Contracts with Customers (B)	236	472	(2)	706
Total Revenues from Contracts with Customers	5,396	3,185	(804)	7,777
Revenues Unrelated to Contracts with Customers (C)	11	(1,122)	—	(1,111)
Total Operating Revenues	$5,407	$2,063	$(804)	$6,666

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of September 30, 2022 and December 31, 2021. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 22% and 21% of accounts receivable (including unbilled revenues) as of September 30, 2022 and December 31, 2021, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported on the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the ongoing coronavirus (COVID-19) pandemic on the outstanding balances as of September 30, 2022. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause mechanism. As of September 30, 2022, PSE&G had a deferred balance of $131 million from electric bad debts recorded as a Regulatory Asset. In addition, PSE&G had deferred incremental gas bad debt expense of $62 million as a Regulatory Asset for future regulatory recovery due to the impact of the ongoing pandemic. See Note 6. Rate Filings for additional information.
The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months and nine months ended September 30, 2022 and 2021:

Three Months Ended
September 30, 2022
Millions
Balance as of June 30, 2022	$335
Utility Customer and Other Accounts
Provision	24
Write-offs, net of Recoveries of $12 million	(35)
Balance as of September 30, 2022	$324

Nine Months Ended
September 30, 2022
Millions
Balance as of January 1, 2022	$337
Utility Customer and Other Accounts
Provision	63
Write-offs, net of Recoveries of $34 million	(76)
Balance as of September 30, 2022	$324

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended
September 30, 2021
Millions
Balance as of June 30, 2021	$260
Utility Customer and Other Accounts
Provision	46
Write-offs, net of Recoveries of $4 million	(19)
Balance as of September 30, 2021	$287

Nine Months Ended
September 30, 2021
Millions
Balance as of January 1, 2021	$206
Utility Customer and Other Accounts
Provision	124
Write-offs, net of Recoveries of $11 million	(43)
Balance as of September 30, 2021	$287

Other
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of September 30, 2022 and December 31, 2021.
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
PSEG Power’s accounts receivable consist mainly of revenues from wholesale load contracts and capacity sales which are executed in the different ISO regions. PSEG Power also sells energy and ancillary services directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of September 30, 2022 or December 31, 2021. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
PSEG LI did not have any material contract balances as of September 30, 2022 and December 31, 2021.
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

As previously stated, capacity transactions with ISOs are reported on a net basis dependent on PSEG Power’s monthly net sale

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

or purchase position through the individual ISOs.
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2028 are anticipated to result in revenues totaling $41 million.
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
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per MWh received during the prior ZEC period through May 2022 referenced above. As a result, each nuclear plant is receiving ZEC revenue for an additional three years starting June 2022. The terms and conditions of this April 2021 ZEC award are the same as the ZEC period through May 2022. In May 2021, the New Jersey Division of Rate Counsel filed an appeal with the New Jersey Appellate Division of the BPU’s April 2021 decision. PSEG cannot predict the outcome of this matter.
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
In August 2022, the IRA was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established the PTC for electricity generation using nuclear energy set to begin in 2024 through 2032. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts cap are subject to annual inflation adjustments. The U.S. Treasury is expected to clarify the definition of gross receipts prior to when the eligibility period begins in 2024. We are continuing to analyze the impact of the IRA on our nuclear units, including additional future guidance from the U.S. Treasury and the interactions with PTCs on expected ZEC payments.
PSEG Power may take all necessary steps to cease to operate all of these plants and will incur associated costs and accounting charges in the event that the financial condition of the plants is materially adversely impacted in the future. This decision may be based upon market conditions, including energy and capacity revenues, insufficient government financial support, or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act (CWA) and related state regulations, or other factors. The associated costs and accounting charges may include, among other things, one-time impairment charges or accelerated Depreciation and Amortization Expense on the remaining carrying value of the plants, potential penalties associated with the early termination of capacity obligations and fuel contracts, accelerated asset retirement costs, severance costs, environmental remediation costs and, in certain circumstances potential additional funding of the Nuclear Decommissioning Trust Fund, which would result in a material adverse impact on PSEG’s results of operations.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and ISO NE asset groupings. It demonstrated that neither the ISO NE asset grouping’s probability weighted aggregation of undiscounted cash flows nor its fair value exceeded its carrying value as of June 30, 2021. This indicated that an impairment existed and PSEG Power recorded a pre-tax charge of approximately $519 million.
In August 2021, PSEG entered into two agreements to sell PSEG Power’s 6,750 MW fossil generating portfolio, one agreement for the sale of assets in New Jersey and Maryland and another agreement for the sale of assets located in New York and Connecticut, to newly formed subsidiaries of ArcLight Energy Partners Fund VII, L.P., a fund controlled by ArcLight Capital Partners, LLC for aggregate consideration of approximately $1,920 million. Accordingly, PSEG Power’s fossil generating assets and liabilities to be disposed were reclassified to Assets and Liabilities Held for Sale and PSEG Power ceased recording depreciation expense. PSEG Power recorded a pre-tax impairment loss on sale of $2,162 million as the purchase price was lower than the carrying value. In February 2022, PSEG completed the sale of this fossil generating portfolio. PSEG Power has retained ownership of certain assets and liabilities excluded from the transactions primarily related to obligations under certain environmental regulations, including possible remediation obligations under the New Jersey Industrial Site Recovery Act and the Connecticut Transfer Act. The amounts for any such environmental remediation are not currently estimable, but may be material.
In 2021, PSEG recorded a pre-tax impairment loss on sale of approximately $2,691 million (inclusive of the $519 million and $2,162 million recorded in June and August 2021, respectively). As defined in each agreement, further adjustments were required as a result of purchase price and working capital adjustments, including an adjustment for positive or negative cash flow of the fossil generating assets based on actual performance starting after December 31, 2021 through the respective closing dates. As a result, in 2022 PSEG Power recorded an additional pre-tax impairment of approximately $43 million. Further amounts may be recorded as a result of any additional purchase price or working capital adjustments as defined in each agreement; however, these adjustments are not expected to be material.
In September 2022, Energy Holdings recorded a $53 million pre-tax impairment related to one of its domestic energy generating facilities.

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $137 million and $142 million for the three months and $389 million and $394 million for the nine months ended September 30, 2022 and 2021, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.
VIE for which PSEG is not the Primary Beneficiary
PSEG holds a 25% equity interest in Ocean Wind JV HoldCo, LLC (OWH), which holds Ørsted North America Inc.’s (Ørsted) Ocean Wind 1 project that is expected to achieve full commercial operation in 2025. OWH is considered a VIE since its equity investments at risk are not sufficient to permit this entity to finance its activities without additional subordinated financial support. Since PSEG does not have voting control or the power to direct the activities of OWH that most significantly impact its economic performance, PSEG has determined that it is not the primary beneficiary and therefore accounts for this investment under the equity method. As of September 30, 2022 and December 31, 2021, PSEG’s carrying amount of its investment in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

OWH was $190 million and $111 million, respectively, which is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. PSEG’s maximum exposure to loss is limited to the carrying amount of its investment and additional planned funding of approximately $35 million to support continued project development to its final investment decision (FID).
PSEG’s continuation as an equity owner of the Ocean Wind 1 project is subject to its FID, which represents the decision to proceed to the construction phase of the project. Each of Ørsted and PSEG is expected to make its own decision on whether to take FID. If PSEG chooses not to proceed with the project and Ørsted determines to proceed, Ørsted is required to purchase PSEG’s 25% equity interest. PSEG is reviewing its options regarding the status of PSEG’s equity investment in the project and the final outcome cannot be determined at this time.

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
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU or FERC are as follows:
Basic Generation Service (BGS)—In January 2022, the BPU approved changes to BGS rates as a result of the FERC-approved changes to transmission charges, primarily as a result of the decrease in PSE&G’s transmission formula rate of return on equity. PSE&G’s BGS customers are being credited over a 12-month period effective February 1, 2022.
BGSS—In April 2022, the BPU gave final approval to PSE&G’s request to maintain the current BGSS rate of approximately 41 cents per therm which had been provisionally approved effective February 1, 2022.
In September 2022, the BPU approved on a provisional basis PSE&G’s June 2022 request to increase its BGSS rate to approximately 65 cents per therm, effective October 1, 2022.
CIP—In June 2022, the BPU provisionally approved PSE&G’s filing to recover over two years approximately $52 million of deficient electric revenues, with approximately $18 million approved for recovery for the first year starting on the effective date of June 15, 2022.
In September 2022, the BPU provisionally approved PSE&G’s initial gas CIP cost recovery petition to recover over a one year period deficient gas revenues of approximately $53 million with new rates effective October 1, 2022. The revenue deficiency is the result of lower estimated revenues as compared to a baseline established in PSE&G’s most recent distribution base rate proceeding.
Clean Energy Future (CEF)-Energy Cloud (EC) or Advanced Metering Infrastructure (AMI) Initiative—As a result of PSE&G’s approved CEF-EC filing in 2021 to provide smart meters to its electric customers, PSE&G expects to retire most of its current non-AMI electric meters by the end of 2024. As of September 30, 2022 and December 31, 2021, the net book value of these meters was $178 million and $192 million, respectively. The filing also approved the recovery on and of the stranded costs associated with the retirement of the existing meters.
Community Solar Energy Pilot (CSEP) Program, a New Component of the Green Program Recovery Charges (GPRC)—In June 2022, the BPU approved PSE&G’s filing to recover its initial electric revenue requirement of $0.4 million related to the CSEP Program with the new rate effective July 1, 2022.
COVID-19 Deferral—PSE&G continues to make quarterly filings as required by the BPU and has recorded a Regulatory Asset as of September 30, 2022 of approximately $122 million for net incremental costs, including $62 million for incremental gas bad debt expense associated with customer accounts receivable, which PSE&G expects are probable of recovery under the BPU order.
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
In September 2022, PSE&G updated is June 2022 GSMP II cost recovery petition seeking BPU approval to recover an annual gas revenue increase of $23 million effective December 1, 2022. This increase represents the return on and of GSMP II investments placed in service through August 31, 2022. This matter is pending.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In September 2022, PSE&G filed a petition which requested an increase in its total program investment spending for the CEF-Energy Efficiency component of GPRC by an additional $320 million and a nine month extension to the program to make the investments. This matter is pending.
Pension—In September 2022, PSE&G filed a petition with the BPU requesting an accounting order from the BPU, effective January 1, 2023, to authorize PSE&G to modify its method for calculating the amortization of the net actuarial gain or loss component of pension expense for ratemaking purposes by deferring the recognition of the difference between expected and actual returns into the net actuarial gain or loss ratably over a five-year period. This matter is pending.
Remediation Adjustment Charge (RAC)—In September 2022, the BPU approved PSE&G’s RAC 29 filing allowing recovery of approximately $44 million of net Manufactured Gas Plant (MGP) remediation expenditures incurred from August 1, 2020 through July 31, 2021.
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
In October 2022, PSE&G made its annual 2022 TAC filing requesting BPU approval to increase electric revenues and decrease gas revenues by approximately $17 million and $70 million, respectively, on an annual basis starting January 1, 2023. This matter is pending.
Transmission Formula Rates—In June 2022, PSE&G filed its 2021 true-up adjustment pertaining to its transmission formula rates in effect for 2021. This filing resulted in a decrease in the 2021 annual revenue requirement of $1 million less than the 2021 original and updated filings, incorporating the FERC approved settlement agreement effective August 1, 2021.
In October 2022, PSE&G filed its Annual Transmission Formula Rate Update with FERC which will result in $69 million in increased annual transmission revenue effective January 1, 2023, subject to true up.
ZEC Program—In April 2022, the BPU approved PSE&G’s petition to refund a total of $4 million to customers, including interest, for overcollections resulting from the ZEC program for the energy year ended May 31, 2021.
In October 2022, PSE&G filed a petition with the BPU to set the ZEC refund component of the tariff rate to zero effective February 1, 2023. For the ZEC Energy Year ended May 31, 2022, PSE&G purchased approximately $161 million in ZECs including interest, from the eligible nuclear plants selected by the BPU with the final payment made in August 2022. As a result of the collections and required ZEC payments, there were overcollected revenues, including interest totaling $1.3 million which PSE&G will refund to customers over the remainder of 2022 through January 2023, through its existing rates.

Note 7. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of September 30, 2022, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 8. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2021 for operating leases in which PSEG and its subsidiaries are lessees.
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
Energy Holdings is the lessor in leveraged leases. See Note 8. Financing Receivables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Energy Holdings is the lessor in two operating leases for domestic energy generation facilities with remaining terms through 2036, one of which has an optional renewal period, and in real estate assets with remaining terms through 2049. In September 2022, Energy Holdings recorded a $53 million pre-tax impairment related to one of its domestic energy generating facilities. As of September 30, 2022, Energy Holdings’ property subject to these leases had a total carrying value of $76 million.
The following is the operating lease income for the three months and nine months ended September 30, 2022 and 2021:

Operating Lease Income
Millions
Three Months Ended September 30, 2022
Fixed Lease Income	$8
Total Operating Lease Income	$8
Nine Months Ended September 30, 2022
Fixed Lease Income	$24
Total Operating Lease Income	$24

Three Months Ended September 30, 2021
Fixed Lease Income	$5
Variable Lease Income	—
Total Operating Lease Income	$5
Nine Months Ended September 30, 2021
Fixed Lease Income	$16
Variable Lease Income	12
Total Operating Lease Income	$28

Note 8. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of September 30, 2022, none of the solar loans were impaired; however, in the event of a loan default, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	September 30, 2022	December 31, 2021
	Millions
Commercial/Industrial	$91	$116
Residential	4	5
Total	95	121
Current Portion (included in Accounts Receivable)	(28)	(29)
Noncurrent Portion (included in Long-Term Investments)	$67	$92

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of September 30, 2022	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$10	prior to 2013	10 years	15 years
Solar Loan II	45	prior to 2015	10 years	15 years
Solar Loan III	40	largely funded as of September 30, 2022	10 years	10 years
Total	$95

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of September 30, 2022 and have an average remaining life of approximately three years. There are no remaining residential loans outstanding under the Solar Loan I program.
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
Leveraged leases outstanding as of September 30, 2022 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investments as of September 30, 2022 and December 31, 2021.

	As of
	September 30, 2022	December 31, 2021
	Millions
Lease Receivables (net of Non-Recourse Debt)	$249	$274
Unearned and Deferred Income	(77)	(87)
Gross Investments in Leases	172	187
Deferred Tax Liabilities	(38)	(42)
Net Investments in Leases	$134	$145

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of September 30, 2022
As of September 30, 2022
Millions
AA	$8
A-	47
BBB+ to BBB	194
Total	$249

PSEG recorded no credit losses for the leveraged leases existing on September 30, 2022. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of September 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$495	$209	$(34)	$670
International	330	41	(52)	319
Total Equity Securities	825	250	(86)	989
Available-for-Sale Debt Securities
Government	703	—	(101)	602
Corporate	614	—	(81)	533
Total Available-for-Sale Debt Securities	1,317	—	(182)	1,135
Total NDT Fund Investments (A)	$2,142	$250	$(268)	$2,124

(A)The NDT Fund Investments table excludes cash and foreign currency of $1 million as of September 30, 2022, which is part of the NDT Fund.

	As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$491	$363	$(3)	$851
International	346	119	(15)	450
Total Equity Securities	837	482	(18)	1,301
Available-for-Sale Debt Securities
Government	683	12	(8)	687
Corporate	637	16	(6)	647
Total Available-for-Sale Debt Securities	1,320	28	(14)	1,334
Total NDT Fund Investments (A)	$2,157	$510	$(32)	$2,635

(A)The NDT Fund Investments table excludes foreign currency of $2 million as of December 31, 2021, which is part of the NDT Fund.
Net unrealized losses on debt securities of $(107) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2022. The portion of net unrealized losses recognized in the third quarter and first nine months of 2022 related to equity securities still held as of September 30, 2022 was $(73) million and $(268) million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2022	December 31, 2021
	Millions
Accounts Receivable	$15	$11
Accounts Payable	$9	$11

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2022				As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$199	$(33)	$2	$(1)	$69	$(3)	$—	$—
International	133	(35)	25	(17)	76	(13)	9	(2)
Total Equity Securities	332	(68)	27	(18)	145	(16)	9	(2)
Available-for-Sale Debt Securities
Government (B)	396	(59)	193	(42)	332	(5)	67	(3)
Corporate (C)	360	(49)	162	(32)	306	(4)	30	(2)
Total Available-for-Sale Debt Securities	756	(108)	355	(74)	638	(9)	97	(5)
NDT Trust Investments	$1,088	$(176)	$382	$(92)	$783	$(25)	$106	$(7)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	Millions
Proceeds from NDT Fund Sales (A)	$404	$387	$1,218	$1,522
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$13	$32	$63	$194
Gross Realized Losses	(38)	(17)	(103)	(55)
Net Realized Gains (Losses) on NDT Fund (B)	(25)	15	(40)	139
Net Unrealized Gains (Losses) on Equity Securities	(70)	(33)	(301)	(20)
Net Gains (Losses) on NDT Fund Investments	$(95)	$(18)	$(341)	$119

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
The NDT Fund debt securities held as of September 30, 2022 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$8
1 - 5 years	316
6 - 10 years	209
11 - 15 years	66
16 - 20 years	91
Over 20 years	445
Total NDT Available-for-Sale Debt Securities	$1,135

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$15	$5	$—	$20
Available-for-Sale Debt Securities
Government	111	—	(21)	90
Corporate	89	—	(17)	72
Total Available-for-Sale Debt Securities	200	—	(38)	162
Total Rabbi Trust Investments	$215	$5	$(38)	$182

	As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$14	$12	$—	$26
Available-for-Sale Debt Securities
Government	107	1	(1)	107
Corporate	105	5	(1)	109
Total Available-for-Sale Debt Securities	212	6	(2)	216
Total Rabbi Trust Investments	$226	$18	$(2)	$242

Net unrealized losses on debt securities of $(28) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2022. The portion of net unrealized losses recognized during the third quarter and first nine months of 2022 related to equity securities still held as of September 30, 2022 was $(1) million and $(7) million, respectively.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2022	December 31, 2021
Millions
Accounts Receivable	$1	$1
Accounts Payable	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2022				As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$58	$(14)	$31	$(7)	$57	$—	$16	$(1)
Corporate (B)	52	(13)	20	(4)	40	(1)	5	—
Total Available-for-Sale Debt Securities	110	(27)	51	(11)	97	(1)	21	(1)
Rabbi Trust Investments	$110	$(27)	$51	$(11)	$97	$(1)	$21	$(1)

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
The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	Millions
Proceeds from Rabbi Trust Sales	$15	$41	$63	$135
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$4	$3	$11
Gross Realized Losses	(1)	(3)	(7)	(6)
Net Realized Gains (Losses) on Rabbi Trust (A)	(1)	1	(4)	5
Net Unrealized Gains (Losses) on Equity Securities	(1)	—	(7)	—
Net Gains (Losses) on Rabbi Trust Investments	$(2)	$1	$(11)	$5

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of September 30, 2022 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	29
6 - 10 years	24
11 - 15 years	7
16 - 20 years	16
Over 20 years	86
Total Rabbi Trust Available-for-Sale Debt Securities	$162

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
The fair value of the Rabbi Trust related to PSEG and PSE&G is detailed as follows:

	As of	As of
	September 30, 2022	December 31, 2021
	Millions
PSE&G	$32	$43
Other	150	199
Total Rabbi Trust Investments	$182	$242

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$35	$37	$2	$3	$106	$113	$5	$7
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	42	35	6	5	125	105	19	16
Expected Return on Plan Assets	(120)	(119)	(11)	(10)	(362)	(357)	(32)	(31)
Amortization of Net
Prior Service Credit	—	—	(32)	(33)	—	—	(96)	(97)
Actuarial Loss	15	26	4	11	45	77	11	33
Non-Service Components of Pension and OPEB (Credits) Costs	(63)	(58)	(33)	(27)	(192)	(175)	(98)	(79)
Total Benefit (Credits) Costs	$(28)	$(21)	$(31)	$(24)	$(86)	$(62)	$(93)	$(72)

Pension and OPEB credits for PSEG and PSE&G are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Millions
PSE&G	$(18)	$(16)	$(27)	$(23)	$(53)	$(48)	$(82)	$(69)
Other	(10)	(5)	(4)	(1)	(33)	(14)	(11)	(3)
Total Benefit (Credits) Costs	$(28)	$(21)	$(31)	$(24)	$(86)	$(62)	$(93)	$(72)

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. As of September 30, 2022, Servco completed its entire 2022 annual planned contribution into its pension plan. Servco’s pension-related revenues and costs were $15 million and $18 million for the three months and $30 million and $37 million for the nine months ended September 30, 2022 and 2021, respectively. The OPEB-related revenues earned and costs incurred were $2 million and $3 million for the three months and $7 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively.

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
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2022 and December 31, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	September 30, 2022	December 31, 2021
	Millions
Face Value of Outstanding Guarantees	$1,747	$1,959
Exposure under Current Guarantees	$128	$176

Letters of Credit Margin Posted	$335	$80
Letters of Credit Margin Received	$20	$242

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$60
Counterparty Cash Collateral Received	$(1)	$(1)
Net Broker Balance Deposited (Received)	$2,162	$785

Additional Amounts Posted
Other Letters of Credit	$156	$67

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
As of September 30, 2022, PSEG has approximately $66 million accrued for this matter. Of this amount, PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Other Noncurrent Liability of $13 million.
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
Hackensack River
In September 2022, the EPA announced it had designated the lower 18.75 miles of the Hackensack River a federal Superfund site. PSE&G and certain of its predecessors conducted operations at properties in this area, including at the Hudson, Bergen and Kearny generating stations that were transferred to PSEG Power. PSEG Power subsequently contractually transferred all land rights and structures on the Hudson generating station site to a third-party purchaser, along with the assumption of the environmental liabilities for that site. The ultimate impact of this action on PSE&G and PSEG Power is currently unknown, but could be material.
MGP Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $213 million and $233 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $213 million as of September 30, 2022. Of this amount, $30 million was recorded in Other Current Liabilities and $183 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $213 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
CWA Section 316(b) Rule
The EPA’s CWA Section 316(b) rule establishes requirements for the regulation of cooling water intakes at existing power plants and industrial facilities with a design flow of more than two million gallons of water per day. The EPA requires that

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

National Pollutant Discharge Elimination System permits be renewed every five years and that each state Permitting Director manage renewal permits for its respective power generation facilities on a case by case basis. The NJDEP manages the permits under the New Jersey Pollutant Discharge Elimination System (NJPDES) program.
In June 2016, the NJDEP issued a final NJPDES permit for Salem. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed an administrative hearing request challenging certain conditions of the permit, including the NJDEP’s application of the 316(b) rule. If the Riverkeeper’s challenge is successful, PSEG Power may be required to incur additional costs to comply with the CWA. Potential cooling water and/or service water system modification costs could be material and could adversely impact the economic competitiveness of this facility. The NJDEP granted the hearing request and scheduled a hearing in September 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Minimum Fuel Purchase Requirements
PSEG Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. PSEG Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2024 and a significant portion through 2025 at Salem, Hope Creek and Peach Bottom.
PSEG Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G.
As of September 30, 2022, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2026
Millions
Nuclear Fuel
Uranium	$335
Enrichment	$290
Fabrication	$180
Natural Gas	$1,166

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
BPU Audit of PSE&G
In September 2020, the BPU ordered the commencement of a comprehensive affiliate and management audit of PSE&G. It has been more than ten years since the BPU last conducted a management and affiliate audit of this kind of PSE&G, which is initiated periodically as required by New Jersey statutes/regulations. Phase 1 of the audit reviews affiliate relations and cost allocation between PSE&G and its affiliates, including an analysis of the relationship between PSE&G and PSEG Energy Resources & Trade, LLC, a wholly owned subsidiary of PSEG Power over the past ten years, and between PSE&G and PSEG LI. Phase 2 is a comprehensive management audit, which will address, among other things, executive management, corporate governance, system operations, human resources, cyber security, compliance with customer protection requirements and customer safety. The audit officially began in late May 2021 and data collection (written discovery and interviews) has concluded. The auditors are in the process of drafting their report. It is not possible at this time to predict the outcome of this

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

matter.
Litigation
Sewaren 7 Construction
In June 2018, a complaint was filed in federal court in Newark, New Jersey against PSEG Fossil LLC, which at the time was a wholly owned subsidiary of PSEG Power, regarding an ongoing dispute with Durr Mechanical Construction, Inc. (Durr), a contractor on the Sewaren 7 project. Among other things, Durr seeks damages of $93 million and alleges that PSEG Power withheld money owed to Durr and that PSEG Power’s intentional conduct led to the inability of Durr to obtain prospective contracts. PSEG Power intends to vigorously defend against these allegations. In January 2021, the court partially granted PSEG Power’s motion to dismiss certain claims, reducing the amount claimed to $68 million. In December 2018, Durr filed for Chapter 11 bankruptcy in the federal court in the Southern District of New York (SDNY). The SDNY bankruptcy court has allowed the New Jersey litigation to proceed. PSEG Power has accrued an amount related to outstanding invoices which does not reflect an assessment of claims and potential counterclaims in this matter. Due to its preliminary nature, PSEG Power cannot predict the outcome of this matter.
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
Note 12. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the nine months ended September 30, 2022:
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
In July 2022, PSEG Power increased its $100 million letter of credit facility expiring in September 2023 to $200 million and extended its expiration to September 2024.
In September 2022, a subsidiary of PSEG Power entered into an uncommitted credit facility for $200 million, which can be drawn to fund its cash collateral postings.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of September 30, 2022, the total available credit capacity was $3.4 billion.
As of September 30, 2022, no single institution represented more than 10% of the total commitments in the credit facilities.
As of September 30, 2022, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12 month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.
The total credit facilities and available liquidity as of September 30, 2022 were as follows:

	As of September 30, 2022
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$237	$1,263	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$237	$1,263
PSE&G
Revolving Credit Facility	$1,000	$18	$982	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$18	$982
PSEG Power
Revolving Credit Facility (A)	$1,250	$117	$1,133	Mar 2027	Funding/Letters of Credit
Letter of Credit Facility	200	196	4	Sept 2024	Letters of Credit
Letter of Credit Facility	100	85	15	Apr 2024	Letters of Credit
Letter of Credit Facility	100	91	9	Apr 2025	Letters of Credit
Total PSEG Power	$1,650	$489	$1,161
Total (C)	$4,150	$744	$3,406

(A)Master Credit Facility with sub-limits of $1.5 billion for PSEG and $1.25 billion for PSEG Power.
(B)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of September 30, 2022, PSEG had $235 million outstanding at a weighted average interest rate of 3.10%. PSE&G had no Commercial Paper outstanding as of September 30, 2022.
(C)Amounts do not include uncommitted credit facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Cash Collateral Postings
During the second half of 2021 and continuing into 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in PSEG Power’s daily collateral requirements which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $2.2 billion at the end of September 2022. Subsequent to September 2022, collateral postings have decreased but PSEG Power continued to experience significant fluctuations in its daily collateral requirements. Net cash collateral postings were $1.7 billion as of October 28, 2022. The majority of this collateral relates to hedges in place through the end of 2023 and is expected to be returned as PSEG Power satisfies its obligations under those contracts. Proceeds from the sale of Fossil, the closing of a $1.25 billion term loan in March 2022 at PSEG Power, and short-term borrowings at PSEG have contributed to available liquidity to help support PSEG Power’s current collateral requirements in 2022.
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
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of September 30, 2022, PSEG had interest rate hedges outstanding totaling $125 million that were executed during the third quarter of 2022. PSEG executed these interest rate swaps to convert a portion of PSEG Power’s $1.25 billion variable rate term loan due March 2025 into a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fixed rate loan. The fair value of these hedges was immaterial as of September 30, 2022 and there were no outstanding interest rate hedges as of December 31, 2021.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $(4) million and $(6) million as of September 30, 2022 and December 31, 2021, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $(3) million.
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
Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2022 and December 31, 2021. The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of September 30, 2022
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (A)	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$2,966	$(2,828)	$138
Noncurrent Assets	895	(849)	46
Total Mark-to-Market Derivative Assets	$3,861	$(3,677)	$184
Derivative Contracts
Current Liabilities	$(4,083)	$3,872	$(211)
Noncurrent Liabilities	(1,540)	1,504	(36)
Total Mark-to-Market Derivative (Liabilities)	$(5,623)	$5,376	$(247)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(1,762)	$1,699	$(63)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(A)     Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, PSEG Power had net cash collateral (receipts) payments to counterparties of $2,161 million and $844 million, respectively. Of these net cash collateral (receipts) payments, $1,699 million and $615 million as of September 30, 2022 and December 31, 2021, respectively, were netted against the corresponding net derivative contract positions. Of the $1,699 million as of September 30, 2022, $(12) million was netted against current assets, $(6) million against noncurrent assets, $1,056 million against current liabilities and $661 million against noncurrent liabilities. Of the $615 million as of December 31, 2021, $(30) million was netted against current assets, $(13) million against noncurrent assets, $323 million against current liabilities and $335 million against noncurrent liabilities.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $291 million as of September 30, 2022 and $75 million as of December 31, 2021. As of September 30, 2022 and December 31, 2021, PSEG Power had the contractual right of offset of $51 million and $29 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $240 million and $46 million as of September 30, 2022 and December 31, 2021, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Loss (AOCL) of derivative instruments designated as cash flow hedges for the three months and nine months ended September 30, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2022	2021		2022	2021
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$—	Interest Expense	$(1)	$(1)
Total PSEG	$—	$—		$(1)	$(1)

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021		2022	2021
	Millions			Millions
PSEG
Interest Rate Swaps	$—	$—	Interest Expense	$(3)	$(3)
Total PSEG	$—	$—		$(3)	$(3)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months and nine months ended September 30, 2022, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Loss into income was $(1) million and $(2) million after-tax, respectively. For the three months and nine months ended September 30, 2021, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Loss into income was $(1) million and $(2) million after-tax, respectively.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2020	$(13)	$(9)
Loss Recognized in AOCL	—	—
Less: Loss Reclassified into Income	4	3
Balance as of December 31, 2021	$(9)	$(6)
Loss Recognized in AOCL	—	—
Less: Loss Reclassified into Income	3	2
Balance as of September 30, 2022	$(6)	$(4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and nine months ended September 30, 2022 and 2021, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2022	2021	2022	2021
		Millions		Millions
Energy-Related Contracts	Operating Revenues	$(696)	$(897)	$(2,094)	$(1,316)
Energy-Related Contracts	Energy Costs	2	116	1	197
Total		$(694)	$(781)	$(2,093)	$(1,119)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of September 30, 2022 and December 31, 2021.

		As of	As of
Type	Notional	September 30, 2022	December 31, 2021
		Millions
Natural Gas	Dekatherm (Dth)	44	47
Electricity	MWh	(63)	(76)
Financial Transmission Rights	MWh	34	27
Interest Rate Swaps	U.S. Dollars	125	—

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
The following table provides information on PSEG Power’s credit risk from wholesale counterparties, net of collateral, as of September 30, 2022. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of PSEG Power’s credit risk by credit rating of the counterparties.
As of September 30, 2022, nearly 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10% (A)
	Millions				Millions
Investment Grade	$99	$14	$85	2	$44
Non-Investment Grade	1	1	—	—	—
Total	$100	$15	$85	2	$44

(A)Represents net exposure of $34 million with PSE&G and $10 million with a non-affiliated counterparty.
As of September 30, 2022, collateral held from counterparties where PSEG Power had credit exposure included $15 million in letters of credit.
As of September 30, 2022, PSEG Power had 76 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2022, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of September 30, 2022, PSE&G had unsecured credit exposure of $122 million with its suppliers. PSE&G had no credit exposure with PSEG Power.
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
The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2022
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$290	$—	$290	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$184	$(3,677)	$28	$3,832	$1
NDT Fund (C)
Equity Securities	$989	$—	$989	$—	$—
Debt Securities—U.S. Treasury	$275	$—	$—	$275	$—
Debt Securities—Govt Other	$327	$—	$—	$327	$—
Debt Securities—Corporate	$533	$—	$—	$533	$—
Rabbi Trust (C)
Equity Securities	$20	$—	$20	$—	$—
Debt Securities—U.S. Treasury	$58	$—	$—	$58	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$72	$—	$—	$72	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(247)	$5,376	$(29)	$(5,581)	$(13)
PSE&G
Assets:
Cash Equivalents (A)	$240	$—	$240	$—	$—
Rabbi Trust (C)
Equity Securities	$4	$—	$4	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2021
Description	Total	Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$615	$—	$615	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$100	$(1,262)	$25	$1,336	$1
NDT Fund (C)
Equity Securities	$1,301	$—	$1,301	$—	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$373	$—	$—	$373	$—
Debt Securities—Corporate	$647	$—	$—	$647	$—
Rabbi Trust (C)
Equity Securities	$26	$—	$26	$—	$—
Debt Securities—U.S. Treasury	$73	$—	$—	$73	$—
Debt Securities—Govt Other	$34	$—	$—	$34	$—
Debt Securities—Corporate	$109	$—	$—	$109	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(34)	$1,877	$(26)	$(1,880)	$(5)
PSE&G
Assets:
Cash Equivalents (A)	$250	$—	$250	$—	$—
Rabbi Trust (C)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$19	$—	$—	$19	$—

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
(C)The fair value measurement table excludes cash and foreign currency of $1 million and $2 million in the NDT Fund as of September 30, 2022 and December 31, 2021, respectively. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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
As of September 30, 2022, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $12 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
As of September 30, 2021, PSEG carried $4.4 billion of net assets that are measured at fair value on a recurring basis, of which $3 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
There were no transfers to or from Level 3 during the nine months ended September 30, 2022 and 2021, respectively.
Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine fair value of long-term debt as of September 30, 2022 and December 31, 2021 are included in the following table and accompanying notes.

	As of		As of
	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$4,129	$3,733	$4,124	$4,172
PSE&G (A)	12,296	10,512	11,795	13,374
PSEG Power (B)	1,250	1,250	—	—
Total Long-Term Debt	$17,675	$15,495	$15,919	$17,546

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
(B)Private term loan with book value approximating fair value (Level 2 measurement).

Note 15. Other Income (Deductions)

	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2022
NDT Fund Interest and Dividends	$—	$17	$17
Allowance for Funds Used During Construction	17	—	17
Solar Loan Interest	2	—	2
Other	6	1	7
Total Other Income (Deductions)	$25	$18	$43
Nine Months Ended September 30, 2022
NDT Fund Interest and Dividends	$—	$47	$47
Allowance for Funds Used During Construction	47	—	47
Solar Loan Interest	8	—	8
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(27)	(27)
Other	11	—	11
Total Other Income (Deductions)	$66	$20	$86
Three Months Ended September 30, 2021
NDT Fund Interest and Dividends	$—	$18	$18
Allowance for Funds Used During Construction	16	—	16
Solar Loan Interest	3	—	3
Other	1	(3)	(2)
Total Other Income (Deductions)	$20	$15	$35
Nine Months Ended September 30, 2021
NDT Fund Interest and Dividends	$—	$45	$45
Allowance for Funds Used During Construction	58	—	58
Solar Loan Interest	10	—	10
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(19)	(19)
Other	4	(5)	(1)
Total Other Income (Deductions)	$72	$21	$93

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSEG	September 30,		September 30,
	2022	2021	2022	2021
	Millions
Pre-Tax Income (Loss)	$55	$(2,246)	$(1)	$(1,720)
Tax Computed at Statutory Rate @ 21%	$12	$(472)	$—	$(361)
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	7	(160)	(16)	(142)
NDT Fund	(10)	(1)	(34)	17
GPRC-CEF-EE	(11)	(3)	(25)	(6)
Tax Credit Amortization/ITC Recapture	(2)	(2)	(6)	29
TAC	(44)	(57)	(150)	(175)
Other	(11)	13	(13)	11
Subtotal	(71)	(210)	(244)	(266)
Total Income Tax Expense (Benefit)	$(59)	$(682)	$(244)	$(627)
Effective Income Tax Rate	N/A	30.4%	N/A	36.5%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSE&G	September 30,		September 30,
	2022	2021	2022	2021
	Millions
Pre-Tax Income	$468	$463	$1,427	$1,389
Tax Computed at Statutory Rate @ 21%	$98	$97	$300	$292
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	32	33	99	96
GPRC-CEF-EE	(11)	(3)	(25)	(6)
TAC	(44)	(57)	(150)	(175)
Other	(6)	4	(10)	7
Subtotal	(29)	(23)	(86)	(78)
Total Income Tax Expense (Benefit)	$69	$74	$214	$214
Effective Income Tax Rate	14.7%	16.0%	15.0%	15.4%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A prolonged economic recovery can result in the enactment of additional federal and state tax legislation. Enactment of additional legislation and clarification of prior enacted tax laws could impact PSEG’s and PSE&G’s financial statements.
In August 2022, the IRA was signed into law. The IRA made certain changes to energy tax credit law and enacted a new 15% book minimum tax, effective in 2023. Changes to the energy tax credit law include: increases to the PTC rate, a new PTC for electricity generation using nuclear energy, a new wage and apprenticeship requirement, expanded technologies that are eligible for energy tax credits, the transferability of the energy tax credits, and an enhanced credit if certain domestic content requirements are satisfied, such as sourcing steel and iron from the U.S. Many aspects of the IRA are unclear and in need of further guidance. Until additional guidance is issued, the impact of the IRA on PSEG’s and PSE&G’s financial statements is not determinable. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information on the nuclear PTC.
As of September 30, 2022, PSEG had a $54 million state net operating loss (NOL) and PSE&G had a $25 million state NOL that are both expected to be fully realized in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended September 30, 2022
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2022	$(5)	$(354)	$(96)	$(455)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(48)	(48)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	—	9	10
Net Current Period Other Comprehensive Income (Loss)	1	—	(39)	(38)
Balance as of September 30, 2022	$(4)	$(354)	$(135)	$(493)

	Three Months Ended September 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2021	$(8)	$(538)	$24	$(522)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(4)	(4)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	4	(3)	2
Net Current Period Other Comprehensive Income (Loss)	1	4	(7)	(2)
Balance as of September 30, 2021	$(7)	$(534)	$17	$(524)

	Nine Months Ended September 30, 2022
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2021	$(6)	$(355)	$11	$(350)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(166)	(166)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	2	1	20	23
Net Current Period Other Comprehensive Income (Loss)	2	1	(146)	(143)
Balance as of September 30, 2022	$(4)	$(354)	$(135)	$(493)

	Nine Months Ended September 30, 2021
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2020	$(9)	$(545)	$50	$(504)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(28)	(28)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	2	11	(5)	8
Net Current Period Other Comprehensive Income (Loss)	2	11	(33)	(20)
Balance as of September 30, 2021	$(7)	$(534)	$17	$(524)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
		September 30, 2022			September 30, 2022
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)	$(3)	$1	$(2)
Total Cash Flow Hedges		(1)	—	(1)	(3)	1	(2)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	5	(1)	4	15	(4)	11
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(5)	1	(4)	(16)	4	(12)
Total Pension and OPEB Plans		—	—	—	(1)	—	(1)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(14)	5	(9)	(32)	12	(20)
Total Available-for-Sale Debt Securities		(14)	5	(9)	(32)	12	(20)
Total		$(15)	$5	$(10)	$(36)	$13	$(23)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
		September 30, 2021			September 30, 2021
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)	$(3)	$1	$(2)
Total Cash Flow Hedges		(1)	—	(1)	(3)	1	(2)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	5	(2)	3	16	(5)	11
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)	(31)	9	(22)
Total Pension and OPEB Plans		(5)	1	(4)	(15)	4	(11)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	4	(1)	3	8	(3)	5
Total Available-for-Sale Debt Securities		4	(1)	3	8	(3)	5
Total		$(2)	$—	$(2)	$(10)	$2	$(8)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income (Loss)	$114	$114	$(1,564)	$(1,564)	$243	$243	$(1,093)	$(1,093)
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	497	497	504	504	498	498	504	504
Effect of Stock Based Compensation Awards	—	3	—	—	—	3	—	—
Total Shares	497	500	504	504	498	501	504	504

EPS
Net Income (Loss)	$0.23	$0.22	$(3.10)	$(3.10)	$0.49	$0.48	$(2.17)	$(2.17)

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
Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2022	2021	2022	2021
Per Share	$0.54	$0.51	$1.62	$1.53
In Millions	$269	$257	$810	$773

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Financial Information by Business Segment

	PSE&G	PSEG Power	Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended September 30, 2022
Operating Revenues	$1,953	$266	$167	$(114)	$2,272
Net Income (Loss) (C)	399	(241)	(44)	—	114
Gross Additions to Long-Lived Assets	700	90	7	—	797
Nine Months Ended September 30, 2022
Operating Revenues	$5,905	$1,214	$477	$(935)	$6,661
Net Income (Loss) (C)	1,213	(922)	(48)	—	243
Gross Additions to Long-Lived Assets	1,871	206	11	—	2,088
Three Months Ended September 30, 2021
Operating Revenues	$1,820	$51	$159	$(127)	$1,903
Net Income (Loss) (C)	389	(1,933)	(20)	—	(1,564)
Gross Additions to Long-Lived Assets	599	140	4	—	743
Nine Months Ended September 30, 2021
Operating Revenues	$5,407	$1,598	$465	$(804)	$6,666
Net Income (Loss) (C)	1,175	(2,255)	(13)	—	(1,093)
Gross Additions to Long-Lived Assets	1,818	222	6	—	2,046
As of September 30, 2022
Total Assets	$38,830	$6,985	$2,564	$(638)	$47,741
Investments in Equity Method Subsidiaries	$—	$72	$200	$—	$272
As of December 31, 2021
Total Assets	$37,198	$9,777	$5,150	$(3,126)	$48,999
Investments in Equity Method Subsidiaries	$—	$62	$111	$—	$173

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
(C)Includes after-tax impairment losses and other charges related to the sale of the Fossil generating assets at PSEG Power of $1,563 million and $1,936 million for the three and nine months ended September 30, 2021. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information. Also includes net after-tax losses of $214 million and $478 million for the three months ended September 30, 2022 and 2021, respectively, and $896 million and $718 million for the nine months ended September 30, 2022 and 2021, respectively, related to the impacts of non-trading commodity mark-to-market activity, which consist of the financial impact from positions with future delivery dates. Other includes a $38 million after-tax impairment of assets related to one of Energy Holdings’ generating facilities for the three and nine months ended September 30, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 20. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2022	2021	2022	2021
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$111	$121	$923	$788
Administrative Billings from Services (B)	115	102	327	281
Total Billings from Affiliates	$226	$223	$1,250	$1,069

	As of	As of
Related-Party Transactions	September 30, 2022	December 31, 2021
	Millions
Payable to PSEG Power (A)	$22	$244
Payable to Services (B)	87	111
Payable to PSEG (C)	35	63
Accounts Payable—Affiliated Companies	$144	$418
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$4	$6

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
PSEG’s business consists of two reportable segments, PSE&G and PSEG Power LLC (PSEG Power), our principal direct wholly owned subsidiaries, which are:
•PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in regulated solar generation projects and energy efficiency and related programs in New Jersey, which are regulated by the BPU, and
•PSEG Power—which is an energy supply company that integrates the operations of its merchant nuclear generating assets with its fuel supply functions through competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency and the states in which they operate.
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
EXECUTIVE OVERVIEW OF 2022 AND FUTURE OUTLOOK
We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a carbon-free generation and infrastructure company. We are focused on meeting customer expectations and being well aligned with public policy objectives by investing to modernize our energy infrastructure, improve reliability, increase energy efficiency and deliver cleaner energy. Our business plan focuses on achieving growth by allocating capital primarily toward regulated investments in an effort to improve the sustainability and predictability of our business and reduce the impact of fluctuating commodity prices. In furtherance of these goals, over the past few years, our investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G, which improves the sustainability and predictability of our earnings and cash flows. In February 2022, we completed the sale of PSEG Power’s 6,750 MW of fossil generation located in New Jersey, Connecticut, New York and Maryland, which represented an important milestone in our strategy and has further altered our business mix, resulting in an even higher percentage of earnings contribution by PSE&G going forward and provides more financial flexibility.
The ongoing coronavirus (COVID-19) pandemic and associated government actions and economic effects continue to impact our businesses as discussed further below.
PSE&G
At PSE&G, our focus is on enhancing reliability and resiliency of our T&D system, meeting customer expectations and supporting public policy objectives by investing capital in T&D infrastructure and clean energy programs. For the years 2021-2025, PSE&G’s capital investment program is estimated to be in a range of $14 billion to $16 billion, resulting in an expected compound annual growth in rate base of 6% to 7.5% from year-end 2021 to year-end 2025. The low end of this range includes an Infrastructure Advancement Program (IAP) which the BPU approved in June 2022 and an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-Energy Efficiency (EE) program at their average annual investment levels, as these programs are expected to continue at least at those current rates beyond their currently approved timeframe of 2023. The IAP is a $511 million investment program made over four years to improve the reliability of the “last mile” of our electric distribution system and address aging substations and gas metering and regulating stations, with $351 million of the investment being recovered through periodic rate updates and the remaining $160 million recovered through future base rate cases. The upper end of our capital investment range includes an extension of our Energy Strong program, which otherwise concludes in 2023, as well as the remaining portion of our CEF proposal (portion of Electric Vehicle (EV) and Energy Storage (ES) programs) and a potentially higher amount of investments for GSMP and CEF-EE beyond current levels. We filed for a $320 million short-term extension of our CEF-EE program in September 2022, which we expect will be resolved in 2023. We also expect to file for an extension of our GSMP in the first quarter of 2023 and expect resolution which would provide for continuation of the program in 2024. A remaining component of our CEF-EV program related to medium and heavy duty charging infrastructure is the subject of a stakeholder process that the BPU began in 2021 and we expect that this effort will result in PSE&G submitting a filing targeting infrastructure investments for the medium and heavy duty EV market. Our CEF-ES program is being held in abeyance. In September 2022, the BPU released a draft Storage Incentive Program (SIP) proposal and is currently undertaking a stakeholder process to receive comments. PSE&G is active in the proceeding.
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
PSEG Power’s hedging practices help to manage a significant amount of the earnings volatility of the merchant nuclear power business. More than 90% of PSEG Power’s expected gross margin in 2022 relates to hedging of our energy margin, our expected revenues from the capacity market mechanism, Zero Emission Certificate (ZEC) revenues and, certain gas operations and ancillary service payments such as reactive power. While this limits our exposure to decreasing prices, our ability to realize benefits from rising market prices is also limited. During the second half of 2021 and continuing into 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in our collateral requirements, which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $2.2 billion at the end of September 2022. Subsequent to September 2022, collateral postings have decreased but we continued to experience significant fluctuations in our daily collateral requirements. Net cash collateral postings were $1.7 billion as of October 28, 2022. The majority of this collateral relates to hedges in place through the end of 2023 and is expected to be returned as we satisfy our obligations under those contracts. PSEG continues to maintain sufficient liquidity as described in Liquidity and Capital Resources.
Climate Strategy and Sustainability Efforts
For more than a century, our purpose has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Today, our vision is to power a future where people use less energy, and it is cleaner, safer and delivered more reliably than ever. We have established a net zero greenhouse gas (GHG) emissions by 2030 goal that includes direct GHG emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) across our operations, assuming advances in technology, public policy and customer behavior. Scope 1 emissions include power generation, methane leaks, vehicle fleet emissions, and sulfur hexafluoride and refrigerant leaks. Scope 2 emissions include both gas and electric purchased energy for our PSE&G facilities and line losses. We have also committed to the United Nations-backed Race to Zero campaign. We are working toward developing and submitting science-based emission reduction targets following the criteria and recommendations of the Science Based Targets initiative (SBTi) by September 2023. Targets are expected to encompass Scopes 1, 2, and 3 (the majority of which are associated with the downstream use of energy products) and be in line with 1.5oC emissions scenarios in order to be validated by the SBTi.
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
In addition, PSE&G is committed to the safe and reliable delivery of natural gas to almost two million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas main infrastructure, and the second phase of this program is expected to replace an additional 875 miles of gas pipes through 2023. The GSMP is designed to significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we expect to reduce methane leaks by approximately 22% system wide and assuming a continuation of GSMP, we expect to achieve an overall reduction in methane emissions of approximately 60% over the 2011 through 2030 period. As noted previously, in the first quarter of 2023 we anticipate filing for an extension of GSMP which would continue and accelerate these methane reductions. We also continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events, notably through our investments in our Energy Strong program and IAP. These investments have proven effective in recent severe weather events, including Tropical Storm Ida in August 2021, which brought significant flooding to our service territory but did not result in the loss of any of our electric distribution substations.
We also continue to focus on providing cleaner energy for our customers. Our priority is to preserve the economic viability of our nuclear units, which provide over 90% of the carbon-free energy in New Jersey, by advocating for state and federal policies, such as the Inflation Reduction Act (IRA) discussed below, that recognize the value of carbon-free generation and reduce market risk. We also continue to explore investment opportunities in offshore wind, both generation and additional transmission solicitations to support the cost-efficient connection of offshore wind generation projects to the New Jersey electric system.
Offshore Wind
In April 2021, PSEG completed its acquisition of a 25% equity interest in Ørsted North America Inc.’s (Ørsted) Ocean Wind 1 project which is currently in development. Ocean Wind 1 was selected by New Jersey to be the first offshore wind farm as part of the State’s intention to add 11,000 MW of offshore wind generating capacity by 2040. The Ocean Wind 1 project is expected to achieve full commercial operation in 2025.
PSEG’s continuation as an equity owner of the Ocean Wind 1 project is subject to its final investment decision (FID), which represents the decision to proceed to the construction phase of the project. Each of Ørsted and PSEG is expected to make its own decision on whether to take FID. If PSEG chooses not to proceed with the project and Ørsted determines to proceed, Ørsted is required to purchase PSEG’s 25% equity interest. PSEG is reviewing its options regarding the status of PSEG’s equity investment in the project and the final outcome cannot be determined at this time.
Additionally, PSEG and Ørsted each owns 50% of Garden State Offshore Energy LLC (GSOE) which holds rights to an offshore wind lease area just south of New Jersey. In December 2021, the Maryland Public Service Commission awarded Ørsted’s 846 MW Skipjack 2 project Offshore Renewable Energy Credits under Maryland’s second round of offshore wind solicitations. Skipjack 2 utilizes a portion of the GSOE lease area, and PSEG has an option to purchase 50% of Skipjack 2 and the previously awarded 120 MW Skipjack 1 project, which will be constructed concurrently. PSEG is in the process of determining whether or not to exercise this option and is exploring other options relating to the remaining GSOE lease area.
In April 2021, PJM announced the opening of the first public policy Order 1000 bid window that would utilize the state agreement approach for transmission projects to support New Jersey’s planned offshore wind generation. The state agreement approach requires customers in the requesting state - in this case New Jersey - to pay for the costs of these public policy transmission projects. In September 2021, PSEG and Ørsted jointly submitted several proposals in response to the solicitation, including multi-spur options and an offshore network proposal. The BPU completed its review of offshore wind transmission in October 2022 and awarded several on-shore solutions. PSE&G was awarded $40 million for transmission upgrades. The BPU also indicated that it would consider conducting an additional solicitation to address the State’s increased offshore wind generation targets.
Ongoing Coronavirus Pandemic
As a result of the COVID-19 pandemic, we have incurred additional expenses to protect our employees and customers. The pandemic has also impacted PSE&G’s sales, with a reduction in demand from its commercial and industrial (C&I) customers, largely offset by increases in residential sales volumes. As a result, there has been no substantive net margin impact and changes are now largely addressed through the Conservation Incentive Program (CIP) that became effective in 2021. The most substantive impact of the pandemic has been adverse changes to residential and C&I payment patterns as the State of New Jersey has imposed a moratorium on non-safety related service disconnections for non-payment since March 2020 through mid-March 2022. While collections and shut-offs re-commenced after the moratorium ended, the State passed legislation that provided protection from shut-offs to customers who applied for payment assistance programs by June 15, 2022. Those applying for assistance will be protected from shut-offs while awaiting their application determination. As a result, since March 2020, PSE&G experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will take the next several years to fully return to normal levels. Over that time, PSE&G’s allowance for credit losses has increased by approximately $264 million. PSE&G’s electric distribution bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. PSE&G has deferred its incremental gas distribution bad debt expense as a result of COVID-19 as a Regulatory Asset and will seek recovery of that cost, as well as other net incremental COVID-19 costs, in its next base rate case.
The BPU has authorized regulated utilities in New Jersey, including PSE&G, to defer prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 through December 31, 2022 for recovery in a future rate case. The BPU is currently evaluating PSE&G’s request to extend the deferral to December 2023. The BPU is also conducting a generic proceeding related to the treatment and potential recovery of costs related to COVID-19. Deferred costs are to be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. As of September 30, 2022, PSE&G has recorded a Regulatory Asset related to COVID-19 to defer incremental costs of $122 million, which PSE&G believes are recoverable under the BPU Order.
The potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, will depend on a number of factors outside of our control. These include the duration and severity of the outbreaks as well as third-party actions taken to contain their spread and mitigate their public health effects, and governmental or regulatory actions regarding customer collections, potential limitations on rate increases, recovery of costs, and other matters. We cannot estimate the ultimate impact to our results of operations, financial condition and cash flows.
Operational Excellence
In 2022, PSE&G continued its efforts to control costs while maintaining strong operational performance. PSE&G’s safety and reliability metrics continue to achieve top decile results as compared to our peer group. We also seek to achieve operational excellence and manage costs in order to optimize cash flow generation from our nuclear fleet in light of volatile wholesale power and gas prices, environmental considerations and competitive market forces that support safety, efficiency and reliability. During the first nine months of 2022, our nuclear units generated 23.9 terawatt hours and operated at a capacity factor of 94.3%.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first nine months of 2022 as we
•maintained sufficient liquidity, including the extension of the expiration of our revolving credit facilities from March 2024 to March 2027,
•completed the sale of PSEG Power’s 6,750 MW portfolio of fossil generation assets,
•maintained solid investment grade credit ratings, and
•increased our indicative annual dividend per share for 2022 to $2.16.
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
In September 2022, PSE&G filed a petition with the BPU to mitigate some of the volatility in earnings related to our pension trust performance. The petition requests an accounting order from the BPU, effective January 1, 2023, to authorize PSE&G to modify its method for calculating the amortization of the net actuarial gain or loss component of pension expense for ratemaking purposes by deferring the recognition of the difference between expected and actual returns into the net actuarial gain or loss ratably over a five-year period. We cannot predict the outcome of this matter.
Further, higher interest rates on borrowings will contribute to higher interest expense on variable rate debt, which has increased due to cash collateral postings, and to long-term rates on future financing plans. During September and October 2022, PSEG entered into floating-to-fixed interest rate swaps totaling $1,050 million in order to reduce the volatility in interest expense for a portion of our variable-rate debt at PSEG and PSEG Power. Inflation will also result in upward pressure on operating costs and capital spending. In addition, energy supply costs are a pass-through putting upward pressure on utility customer bills, which could be an area of focus with regulators.
Financial Results
The results for PSEG, PSE&G and PSEG Power for the three months and nine months ended September 30, 2022 and 2021 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Earnings (Losses)	2022	2021	2022	2021
	Millions
PSE&G	$399	$389	$1,213	$1,175
PSEG Power (A)	(241)	(1,933)	(922)	(2,255)
Other (B)	(44)	(20)	(48)	(13)
PSEG Net Income (Loss)	$114	$(1,564)	$243	$(1,093)

PSEG Net Income (Loss) Per Share (Diluted)	$0.22	$(3.10)	$0.48	$(2.17)

(A)Includes an after-tax loss and other charges of $1,563 million for the three months and $1,936 million for the nine months ended September 30, 2021, respectively, related to the sale of PSEG Power’s Fossil generating assets. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
(B)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Includes a $38 million after-tax impairment of assets related to one of Energy Holdings’ generating facilities for the three and nine months ended September 30, 2022. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income (Loss) attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$(61)	$(11)	$(224)	$68
Non-Trading MTM Gains (Losses) (C)	$(214)	$(478)	$(896)	$(718)

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
(B)Net of tax (expense) benefit of $37 million and $5 million for the three months and $131 million and $(48) million for the nine months ended September 30, 2022 and 2021, respectively.

(C)Net of tax (expense) benefit of $83 million and $188 million for the three months and $350 million and $280 million for the nine months ended September 30, 2022 and 2021, respectively.
Our Net Income for the three months ended September 30, 2022 as compared to the Net Loss in the comparable period in 2021 was driven primarily by:
•lower MTM losses in 2022 due to a more significant increase in energy prices in 2021, and
•an impairment loss related to the pending February 2022 sale of the fossil generating assets at PSEG Power in 2021 (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information),
•partially offset by higher net losses on NDT Fund equity securities in 2022 and net realized losses in 2022 as compared to gains in 2021, and
•an impairment of the assets related to one of Energy Holdings’ energy generating facilities in 2022.
Our Net Income for the nine months ended September 30, 2022 as compared the Net Loss in the comparable period in 2021 was driven primarily by
•an impairment loss related to the sale of the fossil generating assets at PSEG Power in 2021 (see Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information),
•higher earnings in 2022 due to continued investments in T&D programs at PSE&G, and
•the favorable impact of the CIP in 2022 at PSE&G,
•partially offset by higher MTM losses in 2022 at PSEG Power due to rising energy prices principally in the first quarter of 2022,
•net unrealized losses on equity securities in 2022 in the NDT Fund and net realized losses in 2022 as compared to net realized gains in 2021, and
•an impairment of the assets related to one of Energy Holdings’ energy generating facilities in 2022.
Disciplined Investment
We utilize rigorous criteria and consider a number of external factors, focusing on the value for our investors and other key stakeholders, as well as other impacts, when determining how and when to efficiently deploy capital. We principally explore opportunities for investment in areas that complement our existing business and provide reasonable risk-adjusted returns and continuously assess and optimize our business mix as appropriate. In the first nine months of 2022, we
•made additional investments in T&D infrastructure projects on time and on budget,
•continued to execute our Energy Efficiency and other existing BPU-approved utility programs,
•obtained approval for our IAP and filed for an extension of our CEF-EE program, and
•continued to evaluate potential offshore wind opportunities.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect us, see Part I, Item 1. Business—Regulatory Issues in our Form 10-K and Item 5. Other Information in our Quarterly Report on Form 10-Q for the period ending June 30, 2022 and in this Quarterly Report on Form 10-Q.
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
Under current FERC rules, we continue to earn a 50 basis point adder to that base ROE for our membership in PJM. FERC is reconsidering this adder and the outcome and timing of any decision is uncertain. Elimination of the adder for Regional Transmission Organization membership could reduce PSE&G’s annual Net Income and annual cash inflows by approximately $30 million to $40 million.

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
In July 2021, the BPU issued a report on its investigation related to whether New Jersey can achieve its long-term clean energy and environmental objectives under the current resource adequacy procurement paradigm. The report found that participating in the regional market is the most efficient way for New Jersey to achieve its clean energy goals and therefore consideration of leaving the regional market is paused while market reforms are being considered at the regional and national level. In September 2022, the BPU issued a Progress Report expanding on the recommendations contained in the 2021 report. The Progress Report found that it is in New Jersey’s best interest to pursue a voluntary independent clean energy market and sought the BPU’s authorization to evaluate various options that would serve as alternatives to the PJM capacity market or work in conjunction with it. We cannot predict whether the BPU will ultimately take any measures in the future that will have an impact on the capacity market or our generating stations.
Environmental Regulation
We are subject to liability under environmental laws for the costs and penalties of remediating contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. In particular, the historic operations of PSEG companies and the operations of numerous other companies along the Passaic and Hackensack Rivers are alleged by federal and state agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes. In addition, PSEG Power has retained ownership of certain assets and liabilities excluded from the sale of its fossil generation business, primarily related to obligations under certain environmental regulations, including possible remediation obligations under the New Jersey Industrial Site Recovery Act (ISRA) and the Connecticut Transfer Act (CTA). We are currently conducting investigations under ISRA and the CTA and we anticipate that these investigations could take several years before the full remediation costs are estimable. We are also currently involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, and the costs and penalties of any such remediation efforts could be material.
For further information regarding the matters described above, as well as other matters that may impact our financial condition and results of operations, see Item 1. Note 11. Commitments and Contingent Liabilities.
Nuclear
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per megawatt hour (MWh) received during the prior ZEC period through May 2022. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per MWh generated in payments to selected nuclear plants (ZEC payment)). In August 2022, the Inflation Reduction Act (IRA) was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established the production tax credit (PTC) for electricity generation using nuclear energy set to begin in 2024 through 2032. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts cap are subject to annual inflation adjustments. The U.S. Treasury is expected to clarify the definition of gross receipts prior to when the eligibility period begins in 2024. We are continuing to analyze the impact of the IRA on our nuclear units including additional future guidance from the U.S. Treasury and the interactions with PTCs on expected ZEC payments. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
Tax Legislation
A prolonged pandemic, further economic stimulus, or future federal and state tax legislation could have a material impact on our effective tax rate and cash tax position.
The IRA made certain changes to the energy tax credit law and enacted a new 15% book minimum tax. The IRA, as discussed, enacts a PTC for existing nuclear generation facilities. It also increases the renewable PTC, imposes a new wage and apprenticeship requirement, expands technologies that are eligible for a tax credit, allows tax credits to be transferable and provides an enhanced credit if steel and iron are sourced from the U.S. and a certain percentage of manufactured components are constructed in the U.S., among other things. Many aspects of the IRA are unclear and in need of further guidance. Until additional guidance is issued, the impact that the IRA has on PSEG’s and PSE&G’s financial statements is not determinable.
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
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance to capitalize on or otherwise address regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we will continue to:
•obtain approval of and execute on our utility capital investment program to modernize our infrastructure, improve the reliability of the service we provide to our customers, and align our sustainability and climate goals with New Jersey’s energy policy,
•manage the risks and opportunities in environmental, social and governance (ESG) matters, which is an integral part of our long-term strategy to be a clean energy leader for the benefit of all stakeholders,
•focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•deliver on our human capital management strategy to attract, develop and retain a diverse, high-performing workforce,
•successfully manage our energy obligations and re-contract our open supply positions in response to changes in prices and demand,
•advocate for appropriate regulatory guidance on the federal nuclear PTC to ensure long-term support for New Jersey’s largest carbon-free generation resource, as well as a complementary state program to ensure long-term viability of these facilities consistent with state climate policy,
•engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business,
•seek a fair return for our T&D investments through our transmission formula rate, distribution infrastructure and clean energy investment programs and periodic distribution base rate case proceedings, and
•successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
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
We continually assess a broad range of strategic options to maximize long-term stockholder value and address the interests of our multiple stakeholders. In assessing our options, we consider a wide variety of factors, including the performance and prospects of our businesses; returns and the sustainability and predictability of future earnings streams; the views of investors, regulators, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:
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

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,272	$1,903	$369	19	$6,661	$6,666	$(5)	—
Energy Costs	1,012	860	152	18	3,022	2,495	527	21
Operation and Maintenance	765	807	(42)	(5)	2,310	2,368	(58)	(2)
Depreciation and Amortization	270	283	(13)	(5)	822	946	(124)	(13)
(Gains) Losses on Asset Dispositions and Impairments	52	2,158	(2,106)	(98)	90	2,615	(2,525)	(97)
Income from Equity Method Investments	5	3	2	67	16	12	4	33
Net Gains (Losses) on Trust Investments	(97)	(17)	(80)	N/A	(352)	124	(476)	N/A
Other Income (Deductions)	43	35	8	23	86	93	(7)	(8)
Net Non-Operating Pension and OPEB Credits (Costs)	94	82	12	15	282	246	36	15
Interest Expense	163	144	19	13	450	437	13	3
Income Tax (Benefit) Expense	(59)	(682)	623	(91)	(244)	(627)	383	(61)

The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,953	$1,820	$133	7	$5,905	$5,407	$498	9
Energy Costs	791	698	93	13	2,389	2,056	333	16
Operation and Maintenance	452	422	30	7	1,349	1,239	110	9
Depreciation and Amortization	229	226	3	1	697	698	(1)	—
Gain on Asset Dispositions	1	4	(3)	(75)	1	4	(3)	(75)
Net Gains (Losses) on Trust Investments	—	—	—	—	(2)	1	(3)	N/A
Other Income (Deductions)	25	20	5	25	66	72	(6)	(8)
Net Non-Operating Pension and OPEB Credits (Costs)	70	67	3	4	211	199	12	6
Interest Expense	109	102	7	7	319	301	18	6
Income Tax Expense (Benefit)	69	74	(5)	(7)	214	214	—	—

Three Months Ended September 30, 2022 as Compared to Three Months Ended September 30, 2021
Operating Revenues increased $133 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $25 million due primarily to

•Electric distribution revenues increased $17 million due to $18 million from higher sales volumes and $10 million from Energy Strong II collections. These increases were partially offset by an $8 million decrease in CIP decoupling and a $3 million decrease in Green Program Recovery Charge (GPRC) collections.
•Gas distribution revenues increased $5 million due primarily to increases of $6 million from CIP decoupling and $4 million in GSMP II collections, partially offset by a $4 million decrease due to lower sales volumes.
•Electric and Gas distribution revenues also increased $2 million due to a net decrease in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
•Transmission revenues were $1 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment, partially offset by the estimated impact of the ROE settlement.
Commodity Revenues increased $73 million as a result of higher Electric revenues and higher Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic generation service (BGS) to retail customers and basic gas supply service (BGSS).
•Electric commodity revenues increased $54 million due to a $73 million increase in sales volumes, partially offset by a $19 million decrease from lower BGS prices.
•Gas commodity revenues increased $19 million due primarily to $23 million from higher BGSS prices, partially offset by a $5 million decrease from lower BGSS sales volumes.
Clause Revenues increased $9 million due primarily to higher SBC revenues of $12 million partially offset by a $4 million decrease in Tax Adjustment Credit (TAC) and GPRC deferrals. The changes in SBC revenues and in TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on SBC revenue or TAC and GPRC deferrals.
Other Operating Revenues increased $26 million due primarily to revenue from the Successor Solar Incentive (SuSi) Program and appliance services. The SuSi component of Other Operating Revenues is entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $93 million. This is primarily offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $30 million due primarily to increases of $24 million in clause and renewable-related expenses, $7 million due to higher service company costs, $5 million in injuries and damages and $2 million in higher transmission costs. These increases were partially offset by $8 million of lower distribution operational costs including lower storm costs.
Depreciation and Amortization increased $3 million due primarily to an $11 million increase related to additional plant placed in service, partially offset by a $5 million decrease in the amortization of Regulatory Assets and a $4 million decrease from new lower transmission depreciation rates that became effective in August 2021.
Other Income (Deductions) increased $5 million due primarily to a $3 million increase in investment income and a $2 million increase in the equity portion of the allowance for funds used during construction (AFUDC).
Net Non-Operating Pension and OPEB Credits (Costs) increased $3 million due primarily to a $12 million decrease in the amortization of the net actuarial loss, partially offset by a $5 million decrease in the expected return on plan assets and a $4 million increase in interest cost.
Interest Expense increased $7 million due primarily to net debt issuances in 2022 and 2021.
Income Tax Expense decreased $5 million due primarily to tax benefits from increased CEF program investments in 2022.

Nine Months Ended September 30, 2022 as Compared to Nine Months Ended September 30, 2021
Operating Revenues increased $498 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $137 million due primarily to
•Gas distribution revenues increased $81 million due primarily to increases of $39 million from CIP decoupling, $37 million in GSMP II collections, $4 million due to higher sales volumes and $1 million in GPRC collections.
•Electric distribution revenues increased $47 million due primarily to $20 million from Energy Strong II collections, $19 million from CIP decoupling and $10 million from higher sales volumes, partially offset by a decrease of $2 million in GPRC collections.
•Electric and Gas distribution revenues also increased $20 million due to a net decrease in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
•Transmission revenues were $11 million lower due primarily to the estimated impact of the ROE settlement, partially offset by an increase in revenue requirements attributable to higher rate base investment.
Commodity Revenues increased $311 million as a result of higher Gas revenues and higher Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.
•Gas commodity revenues increased $195 million due primarily to $186 million from higher BGSS prices and $9 million from higher BGSS sales volumes.
•Electric commodity revenues increased $116 million due primarily to a $102 million increase from higher sales volumes and $16 million in higher BGS prices.
Clause Revenues increased $3 million due primarily to higher SBC revenues of $28 million, partially offset by a $24 million decrease in TAC deferrals and a $1 million decrease in GPRC deferrals. The changes in SBC revenues and TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on SBC revenue or TAC and GPRC deferrals.
Other Operating Revenues increased $47 million due primarily to revenue increases in appliance services, the SuSi Program and Solar Renewable Energy Certificates (SREC). The SuSi and SREC components of Other Operating Revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $333 million. This is primarily offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $110 million due primarily to increases of $61 million in clause and renewable-related expenses, $14 million in injuries and damages, $11 million increase from higher service company costs, $10 million in electric distribution operational costs net of lower storm costs, $4 million in appliance service competitive services costs and $13 million of other support costs. These increases were partially offset by $3 million of lower transmission costs.
Depreciation and Amortization decreased $1 million due primarily to a $28 million decrease due to new lower transmission depreciation rates that became effective in August 2021 and a $17 million decrease in the amortization of Regulatory Assets, nearly offset by a $41 million increase related to additional plant placed in service and a $2 million increase in the amortization of software.
Other Income (Deductions) decreased $6 million due primarily to an $11 million decrease in the equity portion of the AFUDC, partially offset by a $5 million increase in investment income.
Net Non-Operating Pension and OPEB Credits (Costs) increased $12 million due primarily to a $38 million decrease in the amortization of the net actuarial loss, partially offset by a $16 million decrease in the expected return on plan assets and a $10 million increase in interest cost.
Interest Expense increased $18 million due primarily to a $9 million increase from the 2022 debt issuance, a $4 million increase in commitments and other fees, a $3 million increase in AFUDC and a $2 million increase from net debt issuances in 2021.

PSEG Power

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2022	2021	2022 vs. 2021		2022	2021	2022 vs. 2021
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$266	$51	$215	N/A	$1,214	$1,598	$(384)	(24)
Energy Costs	335	290	45	16	1,568	1,243	325	26
Operation and Maintenance	179	230	(51)	(22)	565	711	(146)	(21)
Depreciation and Amortization	34	50	(16)	(32)	103	225	(122)	(54)
(Gains) Losses on Asset Dispositions and Impairments	—	2,162	(2,162)	N/A	38	2,619	(2,581)	(99)
Income from Equity Method Investments	5	3	2	67	15	12	3	25
Net Gains (Losses) on Trust Investments	(96)	(17)	(79)	N/A	(344)	120	(464)	N/A
Other Income (Deductions)	16	16	—	—	16	20	(4)	(20)
Net Non-Operating Pension and OPEB Credits (Costs)	17	12	5	42	52	35	17	49
Interest Expense	17	19	(2)	(11)	32	70	(38)	(54)
Income Tax Expense (Benefit)	(116)	(753)	637	(85)	(431)	(828)	397	(48)

Three Months Ended September 30, 2022 as Compared to Three Months Ended September 30, 2021
Operating Revenues increased $215 million due primarily to changes in generation and gas supply revenues.
Gas Supply Revenues increased $188 million due primarily to
•an increase of $122 million related to sales to third parties, primarily due to higher sales prices of $96 million and higher sales volumes of $26 million,
•a net increase of $39 million in sales under the BGSS contract due primarily to higher prices of $43 million, partially offset by lower sales volumes of $4 million, and
•an increase of $27 million due to lower MTM losses in 2022 as compared to 2021 due primarily to changes in forward prices.
Generation Revenues increased $25 million due primarily to
•a net increase of $399 million due to lower MTM losses in 2022 as compared to 2021. Of this amount, there was a $204 million increase due to changes in forward prices in 2022 as compared to 2021 coupled with a $195 million increase due to higher gains on positions reclassified to realized upon settlement in 2022 as compared to losses in 2021,
•partially offset by a net decrease of $232 million due primarily to lower volumes sold in the PJM, New England (NE) and New York (NY) regions primarily due to the sale of the fossil generating plants, coupled with lower average realized prices in the PJM region,
•a net decrease of $77 million in capacity revenue due primarily to the sale of the fossil generating plants coupled with lower capacity prices in the PJM region, partially offset by decreases in capacity expenses due to lower load volumes served, and
•a net decrease of $60 million due primarily to lower volumes of electricity sold under the BGS contracts.
Other Operating Revenues increased $2 million due primarily to changes in generation and gas supply revenues.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $45 million due to

Gas costs increased $157 million due mainly to
•a net increase of $113 million related to sales to third parties, primarily due to increases in the average cost of gas of $89 million and volumes sold of $24 million, and
•a net increase of $44 million primarily related to sales under the BGSS contract, of which $47 million was due to the higher average cost of gas, partially offset by $3 million due to lower send out volumes.
Generation costs decreased $112 million due primarily to
•a net decrease of $156 million in fuel costs due to the sale of the fossil generating plants, and
•a net decrease of $14 million in energy purchases due primarily to lower renewable energy credit (REC) requirements caused by decreases in load served in the PJM and NE regions,
•partially offset by a net increase of $58 million due to MTM gains in 2021 as compared to flat activity in 2022. Of this amount, there was an $88 million increase due to changes in forward prices, partially offset by a $30 million decrease due to higher gains on positions reclassified to realized upon settlement in 2022 as compared to 2021.
Operation and Maintenance decreased $51 million due primarily to the sales of the fossil generating plants in February 2022. The decrease was partially offset by a refueling outage at our 100%-owned Hope Creek nuclear plant in 2022 as compared to a refueling outage at our 57%-owned Salem 1 nuclear plant in 2021.
Depreciation and Amortization decreased $16 million due primarily to ceasing depreciation expense on the then pending sale of the fossil generating plants since August 2021.
(Gains) Losses on Asset Dispositions and Impairments reflects an impairment loss on the fossil generating assets in 2021. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
Net Gains (Losses) on Trust Investments decreased $79 million due primarily to NDT investments with $25 million of net realized losses in 2022 as compared to $15 million of net realized gains in 2021 and an increase of $37 million of unrealized losses on equity securities as compared to 2021.
Non-Operating Pension and OPEB Credits (Costs) increased $5 million due to an increase in the expected return on plan assets and a decrease in the amortization of the net actuarial loss, partially offset by an increase in interest cost and co-owner charges.
Interest Expense decreased $2 million due primarily to the early redemption of all outstanding Senior Notes in October 2021, partially offset by a term loan entered into in March 2022.
Income Tax (Benefit) decreased $637 million due primarily to a lower pre-tax loss in 2022, partially offset by increased tax benefits in 2022 on losses from the NDT qualified fund.
Nine Months Ended September 30, 2022 as Compared to Nine Months Ended September 30, 2021
Operating Revenues decreased $384 million due primarily to changes in generation and gas supply revenues.
Generation Revenues decreased $949 million due primarily to
•a net decrease of $460 million due primarily to lower volumes sold in the PJM, NE and NY regions primarily due to the sale of the fossil generating plants, coupled with lower average realized prices in the PJM region, partially offset by higher average realized prices in the NE and NY regions,
•a net decrease of $141 million due to higher MTM losses in 2022 as compared to 2021. Of this amount, there was a $425 million decrease due to changes in forward prices, partially offset by a $284 million increase due to gains on positions reclassified to realized upon settlement in 2022 as compared to losses in 2021,
•a net decrease of $175 million due primarily to lower volumes of electricity sold under the BGS contracts, partially offset by less transmission services under the BGS contracts that were transferred from the BGS suppliers to the Electric Distribution Companies (EDCs) in February 2021,
•a net decrease of $136 million in capacity revenue due primarily to the sale of the fossil generating plants coupled with lower capacity prices in the PJM region, partially offset by decreases in capacity expenses due to lower load volumes served,
•a net decrease of $24 million in solar revenues due to the sale of the solar plants in June 2021, and
•a net decrease of $17 million in ancillary revenues due primarily to the sale of the fossil generating plants.

Gas Supply Revenues increased $565 million due primarily to
•a net increase of $274 million in sales under the BGSS contract due primarily to higher prices of $262 million and higher sales volumes of $12 million,
•a net increase of $245 million related to sales to third parties, primarily due to higher sales prices of $215 million and higher sales volumes of $30 million, and
•an increase of $46 million due to lower MTM losses in 2022 as compared to 2021 due primarily to changes in forward prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $325 million due to
Gas costs increased $507 million due mainly to
•a net increase of $284 million primarily related to sales under the BGSS contract, of which $275 million was due to the higher average cost of gas and $9 million to higher send out volumes, and
•a net increase of $222 million related to sales to third parties, of which $195 million was due to an increase in the average cost of gas and $27 million to higher volumes sold.
Generation costs decreased $182 million due primarily to
•a net decrease of $231 million in fuel costs, primarily due to lower volumes of gas used in the PJM, NY, and NE regions caused by the sale of the fossil generating plants, partially offset by higher gas prices. Additionally, there was a decrease in coal costs in the NE region due to the retirement of the Bridgeport Harbor 3 (BH3) plant in 2021,
•a net decrease of $64 million in energy purchases due primarily to lower REC requirements and lower ancillary charges caused by decreases in load served in the PJM and NE regions,
•a net decrease of $22 million in emission costs due to the sale of the fossil generating plants, and
•a net decrease of $14 million in transmission costs due primarily to the impact from transfer of responsibility for firm transmission services under BGS contracts from BGS suppliers to the EDCs,
•partially offset by a net increase of $151 million due to net MTM losses in 2022 as compared to net MTM gains in 2021. Of this amount, there was a $111 million increase in losses due to changes in forward prices coupled with a $40 million increase in losses due to higher gains on positions reclassified to realized upon settlement in 2022.
Operation and Maintenance decreased $146 million due primarily to the sale of the fossil generating plants in February 2022 and the sale of our ownership interest in the solar plants in June 2021.
Depreciation and Amortization decreased $122 million due primarily to ceasing depreciation expense on the then pending sales of the solar and fossil generating plants since May and August 2021, respectively, and the retirement of BH3 in 2021, partially offset by higher depreciation directly related to an increase in the nuclear Asset Retirement Obligations in 2021.
(Gains) Losses on Asset Dispositions and Impairments in 2022 reflects an impairment loss due to the sale of the fossil generating plants in February 2022. The $2,619 million net loss in 2021 reflects $2,681 million of impairment losses of Fossil’s generating plants partially offset by a $62 million gain from the sale of Solar Source in 2021. See Item 1. Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
Net Gains (Losses) on Trust Investments decreased $464 million due primarily to NDT investments with an increase of $281 million of unrealized losses on equity securities as compared to 2021 and $40 million of net realized losses in 2022 as compared to $139 million of net realized gains in 2021.
Non-Operating Pension and OPEB Credits (Costs) increased $17 million due to an increase in the expected return on plan assets and a decrease in the amortization of the net actuarial loss, partially offset by an increase in interest cost and co-owner charges.
Interest Expense decreased $38 million due primarily to the early redemption of all outstanding Senior Notes in 2021, partially offset by a term loan entered into in March 2022.
Income Tax (Benefit) decreased $397 million due primarily to a lower pre-tax loss in 2022, partially offset by the recapture of ITCs related to the sale of Solar Source in June 2021 and increased tax benefits on losses from the NDT qualified fund.

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
For the nine months ended September 30, 2022, our operating cash flow decreased $477 million as compared to the same period in 2021. The net decrease was primarily due to a $372 million reduction related to net cash collateral posting requirements at PSEG Power and a net change at PSE&G, as discussed below. In addition, there were tax payments in 2022 as compared to tax refunds in 2021 at Energy Holdings and lower tax refunds in 2022 at the parent company.
Current economic conditions have adversely impacted residential and C&I customer payment patterns. During the moratorium, as previously discussed, PSE&G has experienced a significant decrease in cash inflow and higher Accounts Receivable aging and an associated increase in bad debt expense, which we expect will extend beyond the duration of the coronavirus pandemic.
PSE&G
PSE&G’s operating cash flow increased $303 million from $1,283 million to $1,586 million for the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to higher cash collateral postings received from BGS suppliers, a reduction in accounts receivable and unbilled revenues in 2022, decreases in electric energy and vendor payments, higher tax payments in 2021 and higher earnings in 2022, partially offset by a net increase in regulatory deferrals in 2022.
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
During the second half of 2021 and continuing into 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in our daily collateral requirements which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $2.2 billion at the end of September 2022. Subsequent to September 2022, collateral postings have decreased but PSEG Power continued to experience significant fluctuations in its daily collateral requirements. Net cash collateral postings were $1.7 billion as of October 28, 2022. The majority of this collateral relates to hedges in place through the end of 2023 and is expected to be returned as we satisfy our obligations under those contracts. Proceeds from the sale of Fossil, the closing of a $1.25 billion term loan in March 2022 at PSEG Power, and short-term borrowings at PSEG have contributed to available liquidity to help support PSEG Power’s current collateral requirements in 2022.
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
In April 2022 and May 2022, PSEG entered into 364-day variable rate term loan agreements for $1.5 billion and $500 million, respectively.

Our total committed credit facilities and available liquidity as of September 30, 2022 were as follows:

Company/Facility	As of September 30, 2022
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$237	$1,263
PSE&G	1,000	18	982
PSEG Power	1,650	489	1,161
Total	$4,150	$744	$3,406

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of September 30, 2022, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12 month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $917 million and $1,151 million as of September 30, 2022 and December 31, 2021, respectively.
For additional information, see Item 1. Note 12. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,
•PSEG has $700 million of 2.65% Senior Notes maturing in November 2022,
•PSE&G has $500 million of 2.38% Medium-Term Notes, Series I, due May 2023, and
•PSE&G has $325 million of 3.25% Medium-Term Notes Series M, due September 2023.
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
For additional information see Item 1. Note 12. Debt and Credit Facilities.
NDT Fund Obligation
The NRC requires a biennial filing of the NDT fund balances against the decommissioning liability estimate. Any funding shortfalls are required to be cured prior to the next NDT reporting period. The current market downturn associated with inflation and rising interest rates is not currently expected to result in any supplemental required funding of the NDT Fund. To the extent of a prolonged economic downturn, our funding requirements may increase in future periods to meet NRC minimum funding requirements.
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
PSE&G
During the nine months ended September 30, 2022, PSE&G made capital expenditures of $1,871 million, primarily for T&D system reliability. This does not include expenditures for energy efficiency and electric vehicle programs of approximately $191 million and cost of removal, net of salvage, of $94 million, which are included in operating cash flows.
Other
During the nine months ended September 30, 2022, PSEG made capital expenditures of $77 million, excluding $140 million for nuclear fuel, primarily related to various nuclear projects.
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
From July through September 2022, MTM VaR varied between a low of $109 million and a high of $224 million at the 95% confidence level. The range of VaR was wider for the three months ended September 30, 2022 as compared with the year ended December 31, 2021.

	MTM VaR
	Three Months Ended September 30, 2022	Year Ended December 31, 2021
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$109	$71
Average for the Period	$157	$36
High	$224	$113
Low	$109	$7
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$170	$112
Average for the Period	$245	$57
High	$351	$178
Low	$170	$11

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

Internal Controls
PSEG and PSE&G
There have been no changes in internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the Form 10-K, see Part I, Item 1. Note 11. Commitments and Contingent Liabilities and Part II, Item 5. Other Information in the second quarter 2022 Form 10-Q (Q2 2022 10-Q) and in this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our Form 10-K and Part II, Item 1A of our Q2 2022 10-Q, which describes various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. We expect that the risks and uncertainties described in this Form 10-Q, Q2 2022 10-Q and our Form 10-K will be further adversely impacted by the ongoing coronavirus pandemic and any related, sustained economic downturn, which could extend beyond the duration of the pandemic.

ITEM 5. OTHER INFORMATION
Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K and the first and second quarter 2022 Form 10-Qs.

State Regulation

Energy Storage Activity
The Energy Storage portion of PSE&G’s CEF–EV/ES filing has been held in abeyance pending development by the BPU and interested stakeholders of a state-wide policy for energy storage. In September 2022, the BPU released a draft Storage Incentive Program (SIP) proposal and is currently undertaking a stakeholder process to receive comments. The straw proposal would provide incentives exclusively for private investment in energy storage with support from utilities to administer and fund the program, but defers consideration of utility deployment of storage assets for further proceedings. PSE&G is active in this proceeding.

ITEM 6.EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10:	Equity Deferral Plan, amended effective October 19, 2022
Exhibit 31:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 10:	Equity Deferral Plan, amended effective October 19, 2022
Exhibit 31.2:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: October 31, 2022

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
Date: October 31, 2022