Form 10-K
period 2022-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2023-02-22
CIK 788784, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
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

Public Service Enterprise Group Incorporated	Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller reportingcompany	☐	Emerging growth company	☐

Public Service Electric and Gas Company	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller reportingcompany	☐	Emerging growth company	☐
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
☐ Yes ☒ No
The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of June 30, 2022 was $31,279,390,691 based upon the New York Stock Exchange Composite Transaction closing price.
The number of shares outstanding of Public Service Enterprise Group Incorporated’s sole class of Common Stock as of February 17, 2023 was 498,769,910.
As of February 17, 2023, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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
III
Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 9, 2023, as specified herein.

i

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this report about our and our subsidiaries’ future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Item 8. Financial Statements and Supplementary Data—Note 15. Commitments and Contingent Liabilities, and other filings we make with the United States Securities and Exchange Commission (SEC), including our subsequent reports on Form 10-Q and Form 8-K. These factors include, but are not limited to:
•any inability to successfully develop, obtain regulatory approval for, or construct transmission and distribution, and other generation projects;
•the physical, financial and transition risks related to climate change, including risks relating to potentially increased legislative and regulatory burdens, changing customer preferences and lawsuits;
•any equipment failures, accidents, critical operating technology or business system failures, severe weather events, acts of war, terrorism or other acts of violence, sabotage, physical attacks or security breaches, cyberattacks or other incidents that may impact our ability to provide safe and reliable service to our customers;
•any inability to recover the carrying amount of our long-lived assets;
•disruptions or cost increases in our supply chain, including labor shortages;
•any inability to maintain sufficient liquidity or access sufficient capital on commercially reasonable terms;
•the impact of cybersecurity attacks or intrusions or other disruptions to our information technology, operational or other systems;
•a material shift away from natural gas toward increased electrification and a reduction in the use of natural gas;
•the impact of the coronavirus pandemic;
•failure to attract and retain a qualified workforce;
•inflation, including increases in the costs of equipment, materials, fuel and labor;
•the impact of our covenants in our debt instruments and credit agreements on our business;
•adverse performance of our defined benefit plan trust funds and Nuclear Decommissioning Trust Fund and increases in funding requirements and pension costs;
•fluctuations in wholesale power and natural gas markets, including the potential impacts on the economic viability of our generation units;
•our ability to obtain adequate nuclear fuel supply;
•changes in technology related to energy generation, distribution and consumption and changes in customer usage patterns;
•third-party credit risk relating to and purchase of nuclear fuel;
•any inability to meet our commitments under forward sale obligations and Regional Transmission Organization rules;
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
•delays in receipt of, or an inability to receive, necessary licenses and permits and siting approvals; and
•changes in tax laws and regulations.
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
From time to time, PSEG and PSE&G release important information via postings on their corporate Investor Relations website at https://investor.pseg.com. Investors and other interested parties are encouraged to visit the Investor Relations website to review new postings. You can sign up for automatic email alerts regarding new postings at the bottom of the webpage at https://investor.pseg.com or by navigating to the Email Alerts webpage at https://investor.pseg.com/resources/email-alerts/default.aspx. The information on https://investor.pseg.com and https://investor.pseg.com/resources/email-alerts/default.aspx is not incorporated herein and is not part of this Form 10-K.

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
WHERE TO FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain our filed documents from commercial document retrieval services, the SEC’s internet website at www.sec.gov or our website at https://investor.pseg.com. Information on our website should not be deemed incorporated into or as a part of this report. Our Common Stock is listed on the New York Stock Exchange under the trading symbol PEG. You can obtain information about us at the offices of the New York Stock Exchange, Inc., 11 Wall Street, New York, New York 10005.
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
We are an energy company consisting primarily of a regulated electric and gas utility and a nuclear generation business. Over the past few years, our investments resulted in a higher percentage of earnings contribution by PSE&G. The sale of the fossil generating portfolio further simplified our business mix, resulting in an even higher percentage of earnings contribution by PSE&G going forward and provides more financial flexibility.
Our operations are located primarily in the Mid-Atlantic United States. Our business approach focuses on operational excellence, financial strength and disciplined investment. As a holding company, our profitability depends on our subsidiaries’ operating results. Below are descriptions of our two principal direct operating subsidiaries.
•PSE&G—A New Jersey corporation, incorporated in 1924, which is a franchised public utility in New Jersey. It is also the provider of last resort for gas and electric commodity service for end users in its service territory. PSE&G earns revenues from its regulated rate tariffs under which it provides electric transmission and electric and natural gas distribution to residential, commercial and industrial (C&I) customers in its service territory. It also offers appliance services and repairs to customers throughout its service territory and invests in regulated solar generation projects and regulated energy efficiency (EE) and related programs in New Jersey.
•PSEG Power—A Delaware limited liability company formed in 1999 as a result of the deregulation and restructuring of the electric power industry in New Jersey. PSEG Power earns revenues from its nuclear generation and marketing of power and natural gas to hedge business risks and the value of its portfolio of nuclear power plants, other contractual arrangements and gas storage facilities.
In February 2022, we completed the sale of our 6,750 megawatt (MW) fossil generation portfolio which represented an important milestone in our strategy. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
Our other direct wholly owned subsidiaries are: PSEG Energy Holdings L.L.C. (Energy Holdings), which holds our legacy portfolio of lease investments and interests in offshore wind ventures; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) electric transmission and distribution (T&D) system under a contractual agreement; and PSEG Services Corporation (Services), which provides us and our operating subsidiaries with certain management, administrative and general services at cost.

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
In addition, we continue to invest in and pursue opportunities in regulated clean energy, including EE, electric vehicle (EV) make-ready charging infrastructure, solar, energy storage and other potential investments.
We also earn margins through competitive services, such as appliance repair, in our service territory.
How PSE&G Operates
We are a transmission owner in PJM Interconnection, L.L.C. (PJM) which is an Independent System Operator (ISO) and Regional Transmission Organization (RTO) that operates the electric transmission system in the Mid-Atlantic Region, including

New Jersey and the surrounding states. We provide distribution service to 2.3 million electric customers and 1.9 million gas customers in a service area that covers approximately 2,600 square miles running diagonally across New Jersey. We serve the most densely populated, commercialized and industrialized territory in New Jersey, including its six largest cities and approximately 300 suburban and rural communities.
Transmission
We use formula rates for our transmission cost of service and investments. Formula rates provide a method of rate recovery where the transmission owner annually determines its revenue requirements through a fixed formula that provides for a recovery of our operating costs and a return of and on our capital investments in the system, net of depreciation expense and deferred taxes (also known as rate base) using an approved return on equity (ROE) in developing the weighted average cost of capital. Under this formula, rates are put into effect in January of each year based upon our internal forecast of annual expenses and capital expenditures. Rates are subsequently trued up to reflect actual annual expenses and capital expenditures. Our current approved rates provide for a base ROE of 9.90% and a 50 basis point adder for our membership in PJM as an RTO. See Item 7. MD&A—Executive Overview of 2022 and Future Outlook.
We continue to invest in transmission projects as part of PJM’s FERC-approved transmission expansion planning process. These projects focus on reliability improvements and replacement of aging infrastructure with planned capital spending of $1.8 billion for transmission in 2023-2025 as disclosed in Item 7. MD&A—Capital Requirements.
Distribution
PSE&G distributes electricity and natural gas to end users in our respective franchised service territories. In October 2018, the BPU issued an Order approving the settlement of our distribution base rate proceeding with new rates effective November 1, 2018. The Order provides for a distribution rate base of $9.5 billion, a 9.60% ROE for our distribution business and a 54% equity component of our capitalization structure. The BPU has also approved a series of PSE&G infrastructure, EE, EV and renewable energy investment programs with cost recovery through various clause mechanisms. For a discussion of proposed and approved programs, see Investment Clause Programs below and Item 7. MD&A—Executive Overview of 2022 and Future Outlook. Our load requirements are split among residential, C&I customers, as described in the following table for 2022:

	% of 2022 Sales
Customer Type	Electric	Gas
Commercial	57%	37%
Residential	34%	59%
Industrial	9%	4%
Total	100%	100%

Our customer base has modestly increased since 2018, with electric and gas loads changing as illustrated in the following table:

Electric and Gas Distribution Statistics

	Number of Customers as of December 31, 2022		Historical Annual Customer Growth 2018-2022	Electric Sales and Firm Gas Sales as of December 31, 2022 (A)		Historical Annual Load Growth 2018-2022
Electric	2.3	Million	0.9%	40,816	Gigawatt hours	—%
Gas	1.9	Million	0.7%	2,567	Million Therms	1.4%

(A)Excludes sales from Gas rate classes that do not impact margin, specifically Contract, Non-Firm Transportation, Cogeneration Interruptible and Interruptible Services.
Effective June 1 and October 1, 2021 for electric and gas, respectively, as part of the BPU’s approval of the Clean Energy Future-Energy Efficiency (CEF-EE) filing, we implemented the Conservation Incentive Program (CIP) that trues up PSE&G’s margin to a baseline per customer from our 2018 base rate case for the majority of our customers. As a result, electric gas sales volumes and demands are no longer a driver of our margin and over 90% of our Electric and Gas Distribution margin will only vary based upon the number of customers.

Investment Clause Programs
The following table lists our major approved investment clause programs that are in progress:

Program	Investment	Approval Date	Term of Investment		Year Started
Gas System Modernization Program II (GSMP II)	$1.9 billion	2018	5 years		2019
Energy Strong II (ES II) Program	$842 million	2019	4 years	(A)	2019
CEF-EE	$1 billion	2020	3 years	(B)	2020
CEF-Energy Cloud (EC)	$707 million	2021	4 years		2021
CEF-EV	$166 million	2021	~6 years		2021
Infrastructure Advancement Program (IAP)	$511 million	2022	4 years		2022

(A) The program has a small amount of trailing costs expected to be spent in year 5.
(B)Rolling three-year program with over 80% of spending within 5 years, with limited spending thereafter.
GSMP II—designed to replace approximately 875 miles of cast iron and unprotected steel mains in addition to other improvements to the gas system.
ES II Program—structured to harden, modernize and improve the resiliency of our electric and gas distribution systems.
To date, we launched three of the four components of our CEF:
•EE—designed to achieve EE targets required under New Jersey’s Clean Energy Act through a suite of ten programs for residential, C&I programs, including low-income, multi-family, small business and local government.
•EC—driven by the implementation of “smart meters,” and new software and product solutions to improve our processes and better manage the electric grid.
•EV—primarily relating to preparatory work to deliver infrastructure to the charging point for three programs: residential smart charging; Level-2 mixed use charging; and direct current (dc) fast charging. A remaining component of our program related to medium and heavy duty charging infrastructure is the subject of a stakeholder process that began in 2021 at the BPU. In December 2022, the BPU issued a revised straw proposal on medium and heavy duty vehicle support for public comment.
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
IAP—fashioned to improve the reliability of the “last mile” of our electric distribution system and address aging substations and gas metering and regulation stations.
See Item 7. MD&A—Executive Overview of 2022 and Future Outlook for additional information.
Solar Generation
We have also undertaken solar initiatives at PSE&G, which primarily invest in utility-owned solar photovoltaic (PV) grid-connected solar systems installed on PSE&G property and third party sites with our economics driven by our net investment in solar, with a contemporaneous return on that rate base.
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
Markets and Market Pricing
Historically, there has been significant volatility in commodity prices. A rising commodity price environment results in higher delivered electric and gas rates for customers, which could result in decreased demand for electricity and gas, increased regulatory pressures and greater working capital requirements as the collection of higher commodity costs from our customers may be deferred under our regulated rate structure. A declining commodity price, on the other hand, would be expected to have the opposite effect.
PSEG Power
Through PSEG Power, we have sought to produce low-cost electricity by efficiently operating our nuclear generation assets while balancing fuel requirements and natural gas supply obligations through energy portfolio management. PSEG Power is a public utility within the meaning of the Federal Power Act (FPA) and the payments it receives and how it operates are subject to FERC regulation.
In June 2021, we completed the sale of PSEG Power’s solar portfolio. In February 2022, we completed the sale of PSEG Power’s 6,750 MW fossil generating portfolio. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for further discussion.
Products and Services
As a merchant generator, our revenue is derived primarily from energy, capacity and ancillary services to counterparties in the open markets. These products and services may be transacted through exchange markets or bilaterally.
PSEG Power also sells wholesale natural gas, primarily through a full-requirements BGSS contract with PSE&G to meet the needs of PSE&G’s customers. In 2022, the BPU approved an extension of the long-term BGSS contract to March 31, 2027, and thereafter the contract remains in effect unless terminated by either party with a two-year notice.
Approximately 47% of PSE&G’s peak daily gas requirements is provided from PSEG Power’s firm gas transportation capacity. PSEG Power satisfies the remainder of PSE&G’s requirements from storage contracts, contract peaking supply, liquefied natural gas and propane. Based upon the availability of natural gas beyond PSE&G’s daily needs, PSEG Power sells gas to other customers and shares these proceeds with PSE&G’s customers.
PSEG Power also has a 50% ownership interest in a 208 MW generation facility in Hawaii.
How PSEG Power’s Nuclear Generation Operates
As of December 31, 2022, PSEG Power had 3,766 MW of nuclear generation capacity. All of our nuclear generation capacity is located in the Mid-Atlantic region of the United States in one of the country’s largest and most developed electricity markets.
Generation Dispatch
Our nuclear generation is considered to be base load. Base load units run the most and typically are called to operate whenever they are available. Variable operating costs are low due to the combination of highly efficient operations and the use of relatively lower-cost fuels. Performance is generally measured by the unit’s “capacity factor,” or the ratio of the actual output to the theoretical maximum output.
In PJM, owners of power plants specify prices at which they are prepared to generate and sell energy based on the marginal cost of generating energy from each individual unit. Typically, the bid price of the last unit dispatched by PJM establishes the energy market-clearing price.

This method of determining supply and pricing creates a situation where natural gas prices often have a major influence on the price that generators will receive for their output, especially in periods of relatively strong or weak demand. Therefore, changes in the price of natural gas will often translate into changes in the wholesale price of electricity and will continue to have a strong influence on the price of electricity in the markets in which we operate.
Market wholesale prices may vary by location resulting from congestion or other factors and do not necessarily reflect our contract prices. Forward prices are volatile and there can be no assurance that current forward prices will remain in effect or that we will be able to contract output at these forward prices.
Nuclear Fuel Supply
We have long-term contracts for nuclear fuel. These contracts provide for:
•purchase of uranium (concentrates and uranium hexafluoride),
•conversion of uranium concentrates to uranium hexafluoride,
•enrichment of uranium hexafluoride, and
•fabrication of nuclear fuel assemblies.
We expect to be able to meet the fuel supply demands of our customers and our operations. However, the ability to maintain an adequate fuel supply could be affected by several factors not within our control, including changes in prices and demand, curtailments by suppliers, severe weather, environmental regulations, and other factors. For additional information and a discussion of risks, see Item 1A. Risk Factors, Item 7. MD&A—Executive Overview of 2022 and Future Outlook and Item 8. Note 15. Commitments and Contingent Liabilities.
Markets and Market Pricing
All of PSEG Power’s nuclear generation assets are located within the PJM RTO. Prior to the sale of its fossil generation assets, PSEG Power also had significant sales within the New York ISO (NYISO) and New England ISO (ISO-NE). The price of electricity varies by location in the PJM RTO.
Commodity prices, as well as the availability of our fleet of nuclear generation units to operate, have a considerable effect on our profitability. Over the long-term, the higher the forward energy prices are, the more attractive an environment exists for us to contract for the sale of our anticipated output. However, a rising price environment, such as what has been experienced in the past year, also increases the cost of replacement power; thereby placing us at greater risk should our generating units fail to operate effectively or otherwise become unavailable.
PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants have been awarded Zero Emission Certificates (ZECs) by the BPU through May 2025. These nuclear plants are expected to receive ZEC revenue from the electric distribution companies (EDCs) in New Jersey, which is equivalent to approximately $10 per megawatt hour (MWh) in payments to selected nuclear plants.
In addition to energy sales, we earn revenue from capacity payments for our generating assets. These payments are compensation for committing our generating units to PJM for dispatch at its discretion. Capacity payments reflect the value to PJM of assurance that there will be sufficient generating capacity available at all times to meet system reliability and energy requirements. See Item 7. MD&A—Executive Overview of 2022 and Future Outlook—Wholesale Power Market Design.
In PJM the market design for capacity payments provides for a structured, forward-looking, capacity pricing mechanism through the Reliability Pricing Model (RPM). For additional information regarding FERC actions related to the capacity market construct, see Regulatory Issues—Federal Regulation.
The prices to be received by generating units in PJM for capacity have been set through RPM base residual and incremental auctions and depend upon the zone in which the generating unit is located. The average capacity prices that PSEG expects to receive from the base residual and incremental auctions which have been completed are disclosed in Item 8. Note 3. Revenues. We have obtained price certainty for our PJM capacity through May 2024 through the RPM pricing mechanism. However, there is currently regulatory and timing uncertainty regarding the June 2024 through May 2025 planning year as discussed in Regulatory Issues—Federal Regulation.
In addition, the PJM capacity market imposes rigorous performance obligations and non-performance penalties on resources during times of system stress. These rules provide an opportunity for bonus payments or require the payment of penalties depending on whether a unit is available during a performance interval.
Hedging Strategy
To mitigate volatility in our results, we seek to contract in advance for a significant portion of our anticipated electric output, capacity and fuel needs. We seek to sell a portion of our anticipated lower-cost generation over a multi-year forward horizon, normally over a period of two to three years. We believe this hedging strategy increases the stability of earnings.
Generally, we seek to hedge our output through sales at PJM West or other nodes corresponding to our generation portfolio. Sales in PJM generally reflect block energy sales at the liquid PJM Western Hub or other basis locations when available and other transactions that seek to secure price certainty for our energy output. Although we enter into these hedges to provide price certainty for a large portion of our anticipated generation, there is variability in both our actual output as well as in the effectiveness of our hedges. Our hedging practices help to manage some of the volatility of the merchant power business. While this limits our exposure to decreasing prices, our ability to realize benefits from rising market prices, as experienced in the past two years, is also limited. Therefore, our realized prices in 2022 were significantly lower than market pricing due to forward sales contracts executed in prior years for delivery in 2022. For this same reason, expected realized prices in forward periods will also be limited to when hedges were transacted and not based upon forward market prices.
In August 2022, the Inflation Reduction Act (IRA) was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established the production tax credit (PTC) for electricity generation using nuclear energy set to begin in 2024 through 2032. PSEG Power’s Salem 1, Salem 2, Hope Creek, Peach Bottom 2 and Peach Bottom 3 nuclear plants will each benefit from the PTC. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts cap are subject to annual inflation adjustments. The U.S. Treasury is expected to clarify the definition of gross receipts prior to when the eligibility period begins in 2024. We are continuing to analyze the impact of the IRA on our nuclear units, including additional future guidance from the U.S. Treasury, potential impacts on hedging strategies and the impact of PTCs on expected ZEC payments.
Our fuel strategy is to maintain certain levels of uranium in inventory and to make periodic purchases to support such levels. Our nuclear fuel commitments cover approximately 100% of our estimated uranium, enrichment and fabrication requirements through 2024 and a significant portion through 2025.
More than 90% of PSEG Power’s expected gross margin in 2023 from the nuclear generation assets relates to our energy hedging strategy, our expected revenues from the capacity market mechanisms described above, ZEC revenues and certain gas operations and ancillary service payments such as reactive power.
The contracted percentages of our anticipated base load generation output for the next two years are as follows:

Nuclear Generation	2023	2024
Generation Sales	95%-100%	55%-60%

Energy Holdings
Energy Holdings maintains our legacy portfolio of domestic lease investments and offshore wind interests. See Item 8. Note 9. Long-Term Investments and Note 10. Financing Receivables for additional information.
Offshore Wind
PSEG holds a 25% equity interest in Ørsted North America Inc.’s (Ørsted) Ocean Wind 1 project which is currently in development. In January 2023, PSEG agreed to sell to Ørsted its 25% equity interest in Ocean Wind 1. The sale is not contingent upon Ørsted electing to proceed to the construction phase of the project. The sale is contingent upon finalization of a purchase and sale agreement with Ørsted and other closing conditions as well as any potential state regulatory approval that may be required to close on the transaction.
Additionally, PSEG and Ørsted each owns 50% of Garden State Offshore Energy LLC (GSOE) which holds rights to an offshore wind lease area just south of New Jersey. PSEG has decided not to exercise its option to purchase 50% of Ørsted’s Skipjack projects in Maryland (one of which would utilize a portion of the GSOE lease area) or pursue an ownership interest in Ørsted’s Ocean Wind 2 offshore wind project or other offshore wind generation projects. PSEG is evaluating its options for the potential sale of its interest in GSOE. See Item 8. Note 5. Variable Interest Entities for additional information.
LIPA Operations Services Agreement
In accordance with a twelve year Operations Services Agreement (OSA) entered into by PSEG LI and LIPA, PSEG LI commenced operating LIPA’s electric T&D system in Long Island, New York on January 1, 2014. Following the effects of Tropical Storm Isaias, LIPA and PSEG LI agreed to an amended OSA which became effective in 2022. The OSA contract term continues through 2025, but can be extended for five years subject to a mutual agreement of the parties. Under the OSA, PSEG LI acts as LIPA’s agent in performing many of its obligations and in return (a) receives reimbursement for pass-through operating expenditures, (b) receives a fixed management fee and (c) is eligible to receive an incentive fee contingent on meeting established performance metrics. Further, since January 2015, PSEG Power provides fuel procurement and power management services to LIPA under separate agreements. It is uncertain whether the OSA and the separate agreements will be renewed on terms acceptable to us or at all.
COMPETITIVE ENVIRONMENT
PSE&G
Our T&D business is not affected when customers choose alternate electric or gas suppliers since we earn our return on our net investment in rate base to provide T&D service, not by supplying the commodity. Based on our transmission formula rate and the CIP program for electric and gas distribution, we are also minimally impacted by changes in customers’ usage. Our growth is driven by (i) our investment program to deliver energy more reliably by modernizing our electric transmission and electric and gas distribution system and (ii) investing in programs that help deliver cleaner energy, including our EE programs to help customers use less energy and investment programs to build EV infrastructure and solar generation. There may also be opportunities to expand into related clean energy areas, such as renewable natural gas, hydrogen, energy storage, additional solar and renewables, and broader EE investments, though utility participation in these areas is subject to regulatory approval and market design, which continues to evolve. That growth can be affected by customer cost pressures which could result from higher commodity costs, higher supply costs to support subsidized renewable generation, higher operating costs, higher tax rates, macro-economic conditions including inflation, and other factors. While there is not a substantial amount of net metered generation in our territory, a growing amount, and/or other changes in customer usage behavior could lead to a smaller base of customer usage to recover our costs, resulting in higher rates overall. Conversely, an increase in EV adoption and other factors could lead to an increase in system usage, require incremental investments to meet higher peak demands and result in a larger customer usage base. There is also an expected shift toward greater electrification and less gas usage in the coming decades, with several jurisdictions setting targets to move new construction to be exclusively electric. While current costs and relative emission savings would limit any substantial change in the near term, technological advances for heat pumps, actions by certain jurisdictions in our service territory and other factors could accelerate these potential changes, resulting in a slowing in the growth of our gas distribution and an increase in the growth of our electric T&D business. Our CIP reduces the impact on our distribution revenues from changes in sales volumes and demand for most customers. The CIP, which is calculated annually, provides for a true-up of our current period revenue as compared to revenue thresholds established in our most recent distribution base rate proceeding. Recovery under the CIP is subject to certain limitations, including an actual versus allowed ROE test and ceilings on customer rate increases.
Changes previously ordered by FERC and implemented by PJM and other ISOs to eliminate contractual provisions that previously provided us a “right of first refusal” to construct new transmission projects in our service territory, could result in third-party construction of transmission lines in our area in the future and also allow us to seek opportunities to build in other service territories. While there has been minimal impact so far, these rules continue to evolve so both the extent of the risk within our service territory and the opportunities for our transmission business elsewhere remain difficult to assess.
PSEG Power
Various market participants compete with us and one another in transacting in the wholesale energy markets and entering into bilateral contracts. Our competitors include (i) merchant generators, (ii) domestic and multi-national utility generators, (iii) energy marketers and retailers, (iv) private equity firms, banks and other financial entities, (v) fuel supply companies, and (vi) affiliates of other industrial companies, and companies that promote and aggregate demand side management (DSM) and other EE efforts that could reduce load.
New additions of lower-cost or more efficient generation capacity, as well as subsidized generation capacity, or technological advances such as distributed generation and microgrids could make our plants less economic in the future. Such capacity could impact market prices and our competitiveness.
Adverse changes in energy industry law, policies and regulation could have significant economic, environmental and reliability consequences. For example, PJM has a capacity market that has been approved by FERC. FERC regulates this market and continues to examine whether this market design is working optimally. PJM itself often changes capacity market rules, which can cause uncertainty for market participants. Various forums are considering how the competitive market framework can incorporate or be reconciled with state public policies that support particular resources, resource attributes or emerging technologies, whether generators are being sufficiently compensated in the capacity market and whether subsidized resources may be adversely affecting capacity market prices. For information regarding recent actions by FERC relating to capacity market design, see the discussion in Regulatory Issues—Federal Regulation.
Environmental issues could also impact our competitiveness, including requirements regarding capital investments at our nuclear stations, such as cooling towers, could lead to a material adverse effect, while other actions to further regulate carbon dioxide emissions could better position our nuclear plants.

While it is our expectation that continued efforts may be undertaken by the federal and state governments to preserve the existing base nuclear generating plants, we still believe that pressures from renewable resources will continue to increase.
HUMAN CAPITAL MANAGEMENT
Our human capital management strategy is integrated with our overall environmental, social, and governance (ESG) goals and is designed to support our ability to attract, develop, and retain a high performing diverse workforce and to continue building on our culture of inclusion to sustain our business, both today and in the future. We strive for a fair, equitable and transparent approach to human capital management.
The Organization and Compensation Committee of the PSEG Board of Directors is responsible for oversight of PSEG’s human capital management practices and is updated regularly on matters related to diversity, equity and inclusion (DEI), workforce development and succession planning.
The following charts present our total employee population indicating percentages of employees that are represented by a collective bargaining unit, are women, or are racially and/or ethnically diverse:
In 2022, of our external hires, including temporary employees, 23% were women and 40% were racially and/or ethnically diverse. PSEG’s voluntary attrition rate for the year was 6.5% (3.3% retirements and 3.2% resignations). The average employee tenure is 14 years.
Health, Safety and Well-Being
We emphasize the priority of protecting the health, safety and well-being of our employees, contractors and the communities that we serve. We demonstrate this by providing support to employees so that everyone is empowered and encouraged to question, stop and correct any unsafe act or condition. In the event that there is a safety issue, our employees take responsibility for the accurate, honest, and timely reporting of all incidents and injuries. To hold ourselves accountable, we have annual performance goals related to compliance with health and safety policies, practices and procedures.
Culture, Diversity, Equity and Inclusion
We aspire for a culture of belonging and equity, where diversity is celebrated and inclusion is the norm. Since publishing our first DEI report in 2021, we have continued to build on our Inclusion for All strategy. Our DEI program combines individual and site-specific efforts with leadership development and training activities.
Our 12 Employee Business Resource Groups support key business goals and priorities; help build meaningful connections through community outreach and volunteerism, mentorship and professional development; elevate diverse perspectives; and create spaces for employees to learn from each other.
To measure the effectiveness of our DEI and workplace culture efforts, we solicit feedback from employees through focus groups, listening sessions and employee experience surveys. In 2022, we saw improvements in many areas, including comfort speaking up, belonging, and manager relationship, with an overall engagement score of 82%.
Our initiatives to advance DEI includes doing business with certified minority, women, veteran & LGBT-owned businesses and maintaining a supplier diversity process that is integrated into our company culture. PSEG achieved its goal to spend 30% with diverse suppliers by 2023 in 2021, two years ahead of schedule.
Talent, Attraction and Development
Our talent acquisition strategy is focused on hiring the workforce necessary to serve our customers and meet our business objectives. As part of these efforts, we work to attract employees who reflect broad dimensions of diversity, including race, gender, disability, generation, education, and other traits and characteristics that make each person who they are.
Our employees grow through a variety of training and development opportunities offered to individual contributors, front line supervisors, managers and leaders. We invest in technical and operational training for our craft and field workers to support safe and reliable operations. We utilize data-driven workforce planning and succession processes to prepare for the future of work.

Total Rewards
In addition to our competitive pay, incentives, and health, welfare and retirement programs, our Total Rewards offerings consider the safety and overall well-being of our employees. We offer an array of programs designed to support physical, emotional, and financial wellness.
Labor Relations
We are proud of the partnership we have with union leadership across our six unions and the employees they represent in our workforce. We believe our strong relationship with our unions allowed for negotiation of permanent agreements that support PSEG’s flexible work model and other mid-term agreements that support strategic objectives and business goals.
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
Federal Regulation
FERC is an independent federal agency that regulates the transmission of electric energy and natural gas in interstate commerce and the sale of electric energy and natural gas at wholesale pursuant to the FPA and the Natural Gas Act. PSE&G and certain operating subsidiaries of PSEG Power are public utilities as defined by the FPA. FERC has extensive oversight over such public utilities. FERC approval is usually required when a public utility seeks to: sell or acquire an asset that is regulated by FERC (such as a transmission line or a generating station); collect costs from customers associated with a new transmission facility; charge a rate for wholesale sales under a contract or tariff; or engage in certain mergers and internal corporate reorganizations.
FERC also regulates RTOs/ISOs, such as PJM, and their regional transmission planning processes as well as their energy and capacity markets.
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
In a rulemaking proceeding issued in 2021, FERC has proposed to eliminate the existing 50 basis point adder for RTO membership, which is currently available to PSE&G and other transmission owners in RTOs. Elimination of the RTO adder for RTO membership would reduce PSE&G’s annual Net Income and annual cash inflows by approximately $30 million-$40 million.
Transmission Planning Proceedings—During 2022, FERC issued several rulemakings and notices that examine current transmission planning proceedings to determine whether the rules as currently implemented will facilitate the integration of renewable resources onto the grid and whether there is sufficient oversight over transmission costs to protect customers. Among other issues, FERC is considering whether transmission competitive solicitations are working as intended, whether interconnection queue rules for new generation should dramatically change and whether some type of transmission monitor construct to oversee costs should be imposed. FERC’s consideration of many of these issues is still in its early stages.
Regulation of Wholesale Sales—Generation/Market Issues/Market Power
Under FERC regulations, public utilities that wish to sell power at market rates must receive FERC authorization (market-based rate (MBR) authority) to sell power in interstate commerce before making power sales. They can sell power at cost-based rates or apply to FERC for authority to make MBR sales. For a requesting company to receive MBR authority, FERC must first determine that the requesting company lacks market power in the relevant markets and/or that market power in the relevant markets is sufficiently mitigated. Certain PSEG companies are public utilities and currently have MBR authority. These companies, which include PSEG Energy Resources & Trading LLC, PSEG Nuclear LLC and PSE&G must file at FERC every three years to update their market power analyses. At the end of 2022, PSEG filed such a market power update at FERC, which remains pending.

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
Capacity Market Issues
PJM operates a capacity market that has been approved by FERC. FERC regulates the capacity market and continues to examine whether the market design is working optimally. Various forums are considering how the competitive market framework can incorporate or be reconciled with state public policies that support particular resources, resource and environmental attributes or emerging technologies, whether generators are being sufficiently compensated in the capacity market and whether subsidized resources may be adversely affecting capacity market prices. We cannot predict what action, if any, FERC might take with regard to capacity market design.
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
In July 2021, PJM submitted to FERC a proposal to scale back the PJM Minimum Offer Price Rule (MOPR) to accommodate state public policy programs that do not attempt to set the price of capacity. Under the PJM proposal, PSEG Power’s New Jersey nuclear plants that receive ZEC payments are not subject to the MOPR. In September 2021, FERC issued a notice that it was not able to act on PJM’s proposed changes to the MOPR because of a split among the Commissioners on the lawfulness of PJM’s proposal. Therefore, PJM’s rules became automatically effective as of September 29, 2021 and they were applied to the June 2022 base residual auction.
In November 2021, a group of generators challenged these MOPR rules in the Court of Appeals for the Third Circuit on the grounds that FERC’s inaction was unlawful. PSEG intervened in the proceeding in support of the MOPR rules. Oral argument on the appeal was held in January 2023. We cannot predict the outcome of this proceeding.
In another order related to the auction, FERC found that the current rules related to the Market Seller Offer Cap were unjust and unreasonable and ultimately eliminated the default offer cap. In its place, FERC adopted a unit-specific approach to reviewing certain capacity market offers. These new rules resulted in lower capacity prices for other market participants, including PSEG, and therefore, lower revenues for PSEG in the June 2022 base residual auction since market offers for many resource types need to be approved by the Independent Market Monitor and PJM.
PJM’s most recent base residual auction was held at the beginning of December 2022. However, in mid-December, PJM communicated to all market participants that it is not announcing the results of this auction while it waits for FERC to act on emergent filings it has made at FERC proposing to change how the reliability requirement for a specific capacity market deliverability area will be calculated effective December 24, 2022. PJM’s filings at FERC, and its related decision to postpone the announcement of base residual auction results, creates uncertainty for market participants, including PSEG. We cannot predict the outcome of these developments at this time.
    Compliance
Reliability Standards—Congress has required FERC to put in place, through the North American Electric Reliability Corporation (NERC), national and regional reliability standards to ensure the security and reliability of the U.S. electric transmission and generation system (grid) and to prevent major system blackouts. As a result, under NERC’s physical security standard, approved by FERC in 2015, utilities are required to identify critical substations as well as develop threat assessment plans to be reviewed by independent third parties. In our case, the third-party is PJM. As part of these plans, utilities can decide or be required to build additional redundancy into their systems. Additionally, under NERC’s supply chain standard approved by FERC in 2018, PSEG has developed security controls for supply chain management associated with the procurement of industrial control system hardware, software, and services related to grid operations. These standards implement the Critical Infrastructure Protection standards that are already in place and that establish physical and cybersecurity protections for critical systems. We have documented procedures and implemented new processes to comply with these standards.
The NERC continues to examine revising criteria for low-impact cyber systems, which could result in expanding the Critical Infrastructure Protection standards to a larger set of applicable cyber assets.
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
Nuclear
Nuclear Regulatory Commission (NRC)
Our operation of nuclear generating facilities is subject to comprehensive regulation by the NRC, a federal agency established to regulate nuclear activities to ensure the protection of public health and safety, as well as the environment. Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety, security, cybersecurity, and environmental requirements. Continuous demonstration to the NRC that plant operations meet requirements is necessary.
The NRC has the ultimate authority to determine whether any U.S. nuclear generating unit may operate. The NRC conducts ongoing reviews of nuclear industry operations experience and may issue or revise regulatory requirements. We are unable to predict the final outcome of these reviews or the cost of any actions we would need to take to comply with any new regulations, including possible modifications to the Salem, Hope Creek and Peach Bottom facilities, but such costs could be material.
The current operating licenses of our nuclear facilities expire in the years shown in the following table:

Unit	Year
Salem Unit 1	2036
Salem Unit 2	2040
Hope Creek	2046
Peach Bottom Unit 2 (A)	2033
Peach Bottom Unit 3 (A)	2034

(A)Depreciation Expense and the Asset Retirement Obligation assume these units will operate through 2053 and 2054, respectively, given our expectation that previously approved operating license expiration dates will be restored by the NRC. See Item 8. Note 13. Asset Retirement Obligations (AROs) for additional information.
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
In addition to base rates, we recover certain costs or earn on certain investments pursuant to mechanisms known as adjustment clauses. These clauses permit the flow-through of costs to, or the recovery of investments from, customers related to specific programs, outside the context of base rate proceedings. Recovery of these costs or investments is subject to BPU approval for which we make periodic filings. Delays in the pass-through of costs or recovery of investments under these mechanisms could result in significant changes in PSE&G’s cash flow. PSE&G’s participation in solar, EV and EE programs is also regulated by the BPU, as the terms and conditions of these programs are approved by the BPU. BPU regulation can also have a direct or indirect impact on our power generation business as it relates to energy supply agreements and energy policy in New Jersey.
New Jersey Energy Master Plan (EMP)—In January 2020, the State of New Jersey released its EMP. While the EMP does not have the force of law and does not impose any obligations on utilities, it outlines current expectations regarding the State’s role in the use, management, and development of energy. The EMP recognizes the goals of New Jersey’s Clean Energy Act of 2018 (the Clean Energy Act) to achieve, by 2026, annual reductions of electric and gas consumption of at least 2% and 0.75%, respectively, of the average of the prior three years of retail sales. The annual reductions were subsequently adjusted to 2.15% for electric and 1.10% for gas by 2027 in the BPU’s EE framework approved in June 2020. The EMP outlines several strategies, including statewide EE programs; expansion of renewable generation (solar and offshore wind), energy storage and other carbon-free technologies; preservation of existing nuclear generation; electrification of the transportation sector; and reduced reliance on natural gas. We cannot predict the impact on our business or results of operations from the EMP or any laws, rules or regulations promulgated as a result thereof, particularly as they may relate to PSEG Power’s nuclear generating stations and PSE&G’s electric transmission and gas distribution assets. In January 2023, the New Jersey governor’s office announced the commencement of planning for the development of a new EMP for release in 2024. The 2024 EMP will update and expand upon the existing EMP and consider recent state and federal policies and how federal funding can provide additional support for advancement of critical clean energy policies.
Gas Capacity Review—In September 2019, the BPU formally opened a stakeholder proceeding to explore gas capacity procurement service to all New Jersey natural gas customers. The BPU retained a consultant and in June 2022 accepted the consultant’s key finding that, through 2030, New Jersey’s firm gas capacity can meet firm demand under normal design day conditions. The only potential gas supply shortfall was found during extreme weather (i.e. a winter day that could be expected to occur only once in 90 years) and/or a “perfect storm,” which occurs when there is an outage on a transcontinental pipeline during a design day. The BPU noted that its consultant’s analysis supports the argument against the need for additional interstate pipeline capacity and also supports the BPU’s aggressive policy approach to reduce the State’s overall reliance on fossil fuels, and achieve the Governor’s goal of 100% clean energy by 2050.
BGS Process—In July 2022, the State’s EDCs, including PSE&G, filed their annual proposal for the conduct of the February 2023 BGS auction covering energy years 2024 through 2026. In November 2022, the BPU issued its decision to approve the joint EDCs’ proposals regarding the BGS auction process. In addition to addressing procedural issues for conducting the annual BGS auction, the BPU’s November 2022 order addressed EV charging supply rate issues and required that the EDCs must (i) continue to collect EV charging data and coordinate with BPU Staff in developing a BGS rate solution for commercial dc fast charging EV stations, and must include chargers and submit a proposal regarding the rate design in the June 1, 2023 joint EDC BGS filing; and (ii) implement by June 1, 2023 a BGS rate solution for residential EV charging customers similar to distribution rate off-peak charging solutions put in place in some of the EDCs’ (including PSE&G’s) light duty EV incentive programs.
EV Activity—Consistent with the policy set forth in New Jersey’s EMP, the BPU has supported electrification of the transportation sector. EDCs in New Jersey, including PSE&G, are making investments, approved by the BPU for recovery in rates, initially focused on light duty vehicles, such as preparatory work to deliver infrastructure to the EV charging point. In June 2021, the BPU issued an initial straw proposal for the establishment of an EV infrastructure ecosystem for medium and heavy duty EVs in New Jersey, and conducted a series of stakeholder meetings to discuss that ecosystem. In December 2022, the BPU issued a revised straw proposal for public comment. Although we cannot predict the outcome of the stakeholder process, we anticipate that this effort will result in opportunities for EDCs to target infrastructure investments for the medium and heavy duty EV market.
Grid Modernization—In October 2021, the BPU commenced a stakeholder proceeding to develop and implement a systemic Grid Modernization plan in accordance with strategies outlined in the New Jersey EMP. The BPU retained a consultant that gathered detailed and comprehensive information from the State’s EDCs, including PSE&G, regarding resource issues and policy changes needed to interconnect the clean energy capacity required under state policy. In June 2022, the BPU’s consultant issued a draft report with its findings and recommendations to update the BPU’s interconnection regulations and processes. We cannot predict the impact on our business or results of operations from this Grid Modernization plan or any laws, rules or regulations promulgated as a result thereof, particularly as they may relate to PSE&G’s electric distribution assets.
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
The Clean Energy Act required the BPU to close the then-existing Solar Renewable Energy Certificate (SREC) program to new applications at the earlier of June 1, 2021 or the date at which 5.1% of New Jersey retail electric sales were derived from solar. The 5.1% threshold was attained and the SREC market was closed to new applications on April 30, 2020, with limited exceptions related to the impact of COVID-19 on projects under development. Solar projects that failed to achieve commercial operation before April 30, 2020 may be entitled to receive transition renewable energy certificates (TRECs) for each MWh of solar production. The New Jersey EDCs, including PSE&G, are required to purchase, using the services of a TREC administrator, TRECs from solar projects at rates set by the BPU.
In July 2021, the BPU issued an order formally establishing the Successor Solar Incentive (SuSI) Program, heavily drawing upon the predecessor TREC program, to serve as the permanent program for providing solar incentives to qualified solar electric generation facilities. The program provides for incentive payments at prices established in the BPU’s July 2021 order in the form of SREC-IIs for each MWh generated by net-metered projects of 5 MW or less, and an annual competitive solicitation, the Competitive Solar Incentive (CSI) program, to establish SREC-II prices applicable to grid-supply projects and net-metered projects in excess of 5 MW. The State’s EDCs have retained an administrator to acquire all of the SREC-IIs received each year by eligible solar generation projects. Each EDC, in turn, may recover from its customers the reasonable and prudent costs for

SREC-II procurement and SREC-II administrator fees, based on its proportionate share of retail electric sales, and other costs reasonably and prudently incurred in the disposition of its SuSI obligations. Pursuant to an order issued by the BPU in December 2022, bids for the CSI program opened on February 1, 2023 and close on March 31, 2023.
Cybersecurity
In an effort to reduce the likelihood and severity of cybersecurity incidents, we have established a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of our technology systems. The Board of Directors, its Industrial Operations Committee (IOC) and Audit Committee, and senior management receive frequent reports on such topics as personnel and resources to monitor and address cybersecurity threats, technological advances in cybersecurity protection, rapidly evolving cybersecurity threats that may affect us and our industry, cybersecurity incident response and applicable cybersecurity laws, regulations and standards, as well as collaboration mechanisms with intelligence and enforcement agencies and industry groups, to assure timely threat awareness and response coordination.
Our cybersecurity program is focused on the following areas:
•Governance
•Board Oversight—The Board’s IOC holds the primary responsibility, as enumerated in its charter, of overseeing PSEG’s cybersecurity program. Cybersecurity is a standing agenda item at each IOC meeting, which includes discussion on operational technology cyber risk, a cybersecurity update from the Chief Information Security Officer (CISO), and review of a corporate cybersecurity scorecard. In addition, the IOC meets with the CISO in executive session at each meeting with no other members of management present.
•Cybersecurity Council—which is comprised of members of senior management, meets regularly to discuss emerging cybersecurity issues and maintenance of the cybersecurity scorecard to measure performance of key risk indicators. The Cybersecurity Council ensures that senior management, and ultimately, the Board, is given the information required to exercise proper oversight over cybersecurity risks and that escalation procedures are followed.
•The Senior Vice President, Chief Information and Digital Officer has the overall responsibility for cybersecurity.
•Documented corporate practice to ensure delineated cybersecurity incidents, or potential incidents, are escalated promptly to senior management.
•Training and Awareness—Providing annual cybersecurity training for all personnel with network access, as well as additional education for personnel with access to industrial control systems or customer information systems; and conducting phishing exercises with progressive consequences for failures. Employees also receive periodic cybersecurity awareness messages and each October are invited to presentations throughout the month from internal and external cyber experts covering diverse cyber topics.
•Technical Safeguards—Managing controls to protect our network perimeter, internal Information Technology (IT) and Operational Technology (OT) environments, such as internal and external firewalls, network intrusion detection and prevention, penetration testing, vulnerability assessments, threat intelligence, anti-malware and access controls.
•Vendor Management—Maintaining a risk-based vendor management program, including the development of robust security contractual provisions.
•Incident Response Plans—Maintaining and updating a cyber incident response plan that addresses the life cycle of a cybersecurity incident from a technical perspective (i.e., detection, response, and recovery), as well as data breach response (with a focus on external communication and legal compliance); and conducting regular table top exercises to test plan effectiveness (both internally and through external exercises).
•Mobile Security—Maintaining controls to prevent loss of data through mobile device channels.
PSEG also maintains physical security measures to protect its OT systems, consistent with a defense in depth and risk-tiered approach. Such physical security measures may include access control systems, video surveillance, around-the-clock command center monitoring, and physical barriers (such as fencing, walls, and bollards). Additional features of PSEG’s physical security program include threat intelligence, insider threat mitigation, background checks, a threat level advisory system, a business interruption management model, and active coordination with federal, state, and local law enforcement officials. See Regulatory Issues—Federal Regulation for a discussion of Critical Infrastructure Protection standards that the NERC has promulgated that mitigate risk associated with both cybersecurity and physical security of PSEG’s critical facilities.
In addition, we are subject to federal and state requirements designed to further protect against cybersecurity threats to critical infrastructure, as discussed below. For a discussion of the risks associated with cybersecurity threats, see Item 1A. Risk Factors.
Federal—NERC, at the direction of FERC, has implemented national and regional reliability standards to ensure the reliability and security of the grid and to prevent major system blackouts. NERC Critical Infrastructure Protection standards establish cybersecurity and physical security protections for critical systems and facilities. These standards are also designed to develop coordination, threat sharing and interaction between utilities and various government agencies regarding potential cyber and physical threats against the nation’s electric grid.
The Transportation Security Administration (TSA), an agency of the U.S. Department of Homeland Security (DHS), has issued three security directives since May 2021 designed to mitigate cybersecurity threats to natural gas pipelines. The first security directive requires pipeline owners/operators to (i) report actual and potential cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency, a DHS agency; (ii) designate a “Cybersecurity Coordinator;” (iii) review their current cybersecurity practices; and (iv) identify any gaps and related remediation measures to address cyber-related risks. The second security directive requires pipeline owners/operators to (i) implement specific mitigation measures to protect against cyber threats; (ii) implement a cybersecurity contingency and recovery plan; and (iii) conduct a cybersecurity architecture design review. The third security directive requires pipeline owners/operators to (i) establish and implement a TSA-approved Cybersecurity Implementation Plan; (ii) develop and maintain a Cybersecurity Incident Response Plan to reduce the risk of operational disruption; and (iii) establish a Cybersecurity Assessment Program, and submit an annual plan to the TSA that describes how the entity is assessing the effectiveness of its cybersecurity measures.
The NERC Critical Infrastructure Protection standards do not apply to nuclear facilities which are instead governed by the NRC for purposes of physical and cyber security. NRC has a number of risk-informed, performance-based security programs in place to effectively protect U.S. commercial nuclear facilities. The NRC has existing requirements, effective processes, and the expertise to regulate and inspect cybersecurity to ensure the federal requirements are met.
NRC requires operating nuclear power plant licensee and license applicants to ensure that digital computer and communication systems associated with a nuclear power plant’s safety, security, and emergency preparedness functions are protected from cyberattacks. As a result, computer systems at operating power plants that monitor and control safety systems and help the reactor operate are isolated from external communications. Security systems that provide safeguards of the facility are also isolated from external communications, including the Internet.
NRC’s Office of Nuclear Security and Incident Response established the Cyber Security Branch (CSB) to strengthen internal governance of the agency’s regulatory activities. The CSB plans, coordinates, and manages agency activities related to cybersecurity for NRC applicants and licensees, such as security programs’ development and policy enhancements to prevent malevolent cyber acts against NRC-licensed facilities. The CSB’s cybersecurity-related responsibilities include developing rules and guidance, reviewing licensing actions, developing policy enhancements, and overseeing NRC-licensed facilities.
NRC regularly monitors the threats associated with cybersecurity, including potential threats against NRC-licensed facilities. Within the CSB there is a cyber assessment team that assesses real-world cyber events at NRC-licensed facilities. The team evaluates whether an identified threat could impact licensed facilities and makes recommendations for NRC actions and communications to the licensees. Furthermore, the NRC has established liaison relationships with the intelligence and law enforcement communities to include the National Counterterrorism Center, the DHS’s U.S. Computer Emergency Response Team, and the Federal Bureau of Investigation.
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
ENVIRONMENTAL MATTERS
We are subject to federal, state and local laws and regulations with regard to environmental matters. Our associated obligations change as legislatures and regulators pass new laws and regulations and amend existing ones. Therefore, it is difficult to project future costs of compliance and their impact on competition. Capital costs of complying with known pollution control requirements are included in our estimate of construction expenditures in Item 7. MD&A—Capital Requirements. The costs of compliance associated with any new requirements that may be imposed by future regulations are not known, but may be material.
For additional information related to environmental matters, including proceedings not discussed below, as well as anticipated expenditures for installation of compliance technology, hazardous substance liabilities and fuel and waste disposal costs, see Item 1A. Risk Factors and Item 8. Note 15. Commitments and Contingent Liabilities.

Air Pollution Control
Our facilities are subject to federal, state and local regulation that requires controls of emissions from sources of air pollution and imposes recordkeeping, reporting and permit requirements.
Environmental Justice (EJ)—The New Jersey Department of Environmental Protection (NJDEP) has issued an administrative order requiring an EJ review of certain environmental permit applications pending the promulgation of final EJ regulations that will provide additional guidance. The impacts of the NJDEP’s actions are being evaluated for both PSE&G and PSEG Power and the outcome cannot be determined at this time.
New Jersey Protecting Against Climate Threats (NJ PACT)—This NJDEP regulatory reform is expected to result in changes to existing air and land use regulations in response to anticipated impacts of climate change. It has published proposed changes pertaining to inland flood protection which are intended to protect new development from fluvial flooding. The final regulation is anticipated in 2023.
We continue to assess the potential impact of the NJ PACT, which could have cost implications for business operations, including the construction of new facilities or upgrades to existing utility infrastructure. Such expenditures could materially affect the continued economic viability and/or cost to construct one or more such facilities.
Water Pollution Control
The Federal Water Pollution Control Act prohibits the discharge of pollutants from point sources to water, except pursuant to a duly issued permit. These permits must generally be renewed every five years. Applicable regulations also impose obligations on facility operators like PSEG Power to install certain technology to treat their discharges to ensure discharges meet certain water quality requirements.
The Environmental Protection Agency’s (EPA) Clean Water Act (CWA) Section 316(b) rule establishes requirements for the regulation of cooling water intakes at existing power plants, such as Salem.
Hazardous Substance Liability
PSEG’s operations involve substances and byproducts classified by environmental regulations as hazardous. These regulations impose handling, storage and disposal requirements for hazardous materials. They also impose liability for damages to the environment, including cash penalties.
Site Remediation—Federal and state environmental laws and regulations require the cleanup of discharged hazardous substances. They authorize the EPA, the NJDEP and private parties to commence lawsuits to compel clean-ups or seek reimbursement for such remediation. The clean-ups can be more complicated and costly when the hazardous substances are in or under a body of water. Clean-up obligations may be imposed regardless of the absence of fault, contractual agreements between parties, or the legality of activities at the time of discharge.
Natural Resource Damages—Federal and state environmental laws and regulations authorize damage assessments against persons who have caused an injury to natural resources through the discharge of a hazardous substance. The NJDEP requires persons conducting remediation to address such injuries through restoration or damage assessments.
Fuel and Waste Disposal
Nuclear Fuel Disposal—The federal government has entered into contracts with the operators of nuclear power plants for transportation and ultimate disposal of spent nuclear fuel. Under the Nuclear Waste Policy Act of 1982 (NWPA), nuclear plant owners are required to contribute to a Nuclear Waste Fund to pay for this service. Since May 2014, the nuclear waste fee rate has been zero. No assurances can be given that this fee will not be increased in the future. The NWPA allows spent nuclear fuel generated in any reactor to be stored in reactor facility storage pools or in Independent Spent Fuel Storage Installations located at reactors or away from reactor sites.
We have on-site storage facilities that are expected to satisfy the storage needs of Salem 1, Salem 2, Hope Creek, Peach Bottom 2 and Peach Bottom 3 through the end of their operating licenses.
Low-Level Radioactive Waste—As a by-product of their operations, nuclear generation units produce low-level radioactive waste. Such waste includes paper, plastics, protective clothing, water purification materials and other materials. These waste materials are accumulated on site and disposed of at licensed permanent disposal facilities. New Jersey, Connecticut and South Carolina have reached an agreement that gives New Jersey nuclear generators continued access to a waste disposal facility which is owned by South Carolina. We believe that this agreement will provide for adequate low-level radioactive waste disposal for Salem and Hope Creek through the end of their current licenses including full decommissioning, although no assurances can be given. Low-Level Radioactive Waste is periodically being shipped to the South Carolina waste disposal facility from Salem and Hope Creek. Additionally, there are on-site storage facilities for Salem, Hope Creek and Peach Bottom, which we believe have the capacity for at least five years of temporary storage for each facility.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (PSEG)

Name	Age as of December 31, 2022	Office	Effective Date First Elected to Present Position

Ralph A. LaRossa	59	President and Chief Executive Officer (CEO) -PSEG (A)	September 2022 to present
		Chair of the Board (COB) and CEO - PSEG Power	September 2022 to present
		Chief Operating Officer (COO) - PSEG	January 2020 to August 2022
		COB and CEO - PSE&G	September 2022 to present
		COB and CEO - PSEG Power	September 2022 to present
		COB and CEO - Energy Holdings	September 2022 to present
		COB and President - Services	September 2022 to present
		President and COO - PSEG Power	October 2017 to August 2022
		President and COO - PSE&G	October 2006 to October 2017
		COB - PSEG Long Island LLC	December 2020 to August 2022

Eric Carr	48	President and COO - PSEG Power	September 2022 to present
		President and Chief Nuclear Officer - PSEG Nuclear LLC	July 2019 to present
		Vice President (VP) Hope Creek Generating Station - PSEG Nuclear LLC	September 2016 to July 2019

Daniel J. Cregg	59	Executive Vice President (EVP) and Chief Financial Officer (CFO) - PSEG	October 2015 to present
		EVP and CFO - PSE&G	October 2015 to present
		EVP and CFO - PSEG Power	October 2015 to present

Kim C. Hanemann	59	President and COO - PSE&G	June 2021 to present
		Senior Vice President (SVP) and COO - PSE&G	January 2020 to June 2021
		SVP - Electric Transmission and Distribution - PSE&G	September 2018 to January 2020
		SVP - Delivery, Projects and Construction - PSE&G	July 2014 to September 2018
		VP - Delivery, Projects and Construction - PSE&G	December 2010 to July 2014

Tamara L. Linde	58	EVP and General Counsel - PSEG	July 2014 to present
		EVP and General Counsel - PSE&G	July 2014 to present
		EVP and General Counsel - PSEG Power	July 2014 to present

Sheila J. Rostiac	52	SVP - Human Resources, Chief Human Resources and Chief Diversity Officer - Services	January 2020 to present
		SVP - Human Resources and Chief Human Resources Officer - Services	September 2019 to January 2020
		VP - Talent, Development and Diversity	October 2012 to September 2019

Richard T. Thigpen	62	SVP - Corporate Citizenship - Services	July 2018 to present
		VP - State Government Affairs - Services	March 2007 to July 2018

Rose M. Chernick	59	VP and Controller - PSEG	March 2019 to present
		VP and Controller - PSE&G	March 2019 to present
		VP and Controller - PSEG Power	March 2019 to present
		VP-Finance, Corporate Strategy and Planning - Services	November 2017 to March 2019
		VP-Finance, Holdings and Corporate Strategy and Planning - Services	October 2015 to November 2017

(A)Effective January 1, 2023, in accordance with a management transition plan, Ralph A. LaRossa became COB of PSEG.

ITEM 1A.    RISK FACTORS
The following factors should be considered when reviewing our business. These factors could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report.
GENERAL OPERATIONAL AND FINANCIAL RISKS
Inability to successfully develop, obtain regulatory approval for, or construct T&D, and other generation projects could adversely impact our businesses.
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
•obtain property/land rights in property-constrained areas and at a reasonable cost;
•complete such projects within budgets and on commercially reasonable terms and conditions;
•complete supporting IT upgrades;
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
Macroeconomic considerations, including inflationary levels, gas and electric supply prices that are passed through to customers and other pressures could factor into our regulators’ assessment in approving the size, duration and timing of cost recovery of certain of these programs. Further, certain negative public and political views on natural gas could result in diminishing political support for utility investments in gas infrastructure.
In addition, the successful operation of new facilities or transmission or distribution projects is subject to risks relating to supply interruptions; labor availability, work stoppages and labor disputes; weather interferences; unforeseen engineering and environmental problems, including those related to climate change; opposition from local communities, and the other risks described herein.
Any of these risks could cause our return on these investments to be lower than expected or they could cause these facilities to operate below intended targets, which could adversely impact our financial condition and results of operations through lost revenue and/or increased expenses.
We are subject to physical, financial and transition risks related to climate change, including potentially increased legislative and regulatory burdens and changing customer preferences, and we may be subject to lawsuits, all of which could impact our businesses and results of operations, as well as our ability to implement our clean energy strategy.
Climate change may increasingly drive change to existing or additional legislation and regulation that may impact our business and shape our customers’ energy preference and sustainability goals. While the CIP protects margin variances against changes in customer usage of gas and electricity, customer demand for natural gas could decrease as a result of changing customer preferences favoring electrification and advanced technologies that offer energy efficient options. Electric usage could also be impacted by greater adoption of EVs, installation of distributed energy resources, such as behind the meter solar, installation of more energy efficient equipment, flexible load and/or energy storage, and other advances in technology. Further, climate change may adversely impact the economy and reduced economic and consumer activity in our service areas could lower demand for electricity and gas we deliver. Any one or all of these factors could impact the need to invest in our electric and gas T&D systems and, therefore, the rate of growth of our company.
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
To the extent financial markets view climate change and greenhouse gas (GHG) emissions as a financial risk, our ability to access capital markets could be negatively affected or cause us to receive less than favorable terms and conditions.
Climate change-related political action and state and federal policy goals, including but not limited to those related to energy efficient targets, solar targets, energy storage targets, encouragement of electrification through EV adoption, policies to restrict the use of natural gas in new or existing homes and businesses, or encourage electrification of end use equipment currently fueled by natural gas, and the associated legislative and regulatory responses, may create financial risk as our operations may be subject to additional regulation at either the state or federal level in the future. Increased regulation of GHG emissions could impose significant additional costs on our electric and natural gas operations, and our suppliers. Developing and implementing plans for compliance with GHG emissions reduction, clean/renewable energy requirements, or for achieving voluntary climate commitments can lead to additional capital, personnel, and Operation and Maintenance (O&M) expenditures and could significantly affect the economic position of existing operations and proposed projects. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply increasingly rigorous regulatory mandates, it could have a material adverse effect on our results of operations, financial condition or cash flows. On the other hand, in the event that the political, policy, regulatory or legislative support for clean energy projects declines, the benefits or feasibility of certain investments we may have made in such projects, including those in the development stage, may be reduced.
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
Further, our business is subject to policy, regulatory, technology and economic uncertainties and contingencies, including regulatory approvals required for various of our clean energy initiatives, many of which are beyond our control and may affect our ability to implement our clean energy strategy and initiatives and achieve our goal of net zero GHG emissions by 2030, or other GHG emissions reduction or climate-related goals that we may set from time to time, in a cost-effective manner or at all.
We may be adversely affected by asset and equipment failures, critical operating technology or business system failures, accidents, natural disasters, severe weather events, acts of war or terrorism or other acts of violence, sabotage, physical attacks or security breaches, cyberattacks, or other incidents, including pandemics such as the coronavirus pandemic, that impact our ability to provide safe and reliable service to our customers and remain competitive and could result in substantial financial losses.
The success of our businesses is dependent on our ability to continue providing safe and reliable service to our customers while minimizing service disruptions. We are exposed to the risk of asset and equipment failures, gas explosions, accidents, natural disasters, severe weather events, acts of war or terrorism or other acts of violence, including active shooter situations (such as the shooting incident involving an employee and a former employee which occurred in February 2023 outside of a PSE&G field facility in Somerset County, New Jersey), sabotage, physical attacks or security breaches (as have been experienced recently by certain other utilities), cyberattacks or other incidents, which could result in damage to or destruction of our substations or other facilities or infrastructure, or damage to persons or property and to electric and gas supply interruptions. Further, a major failure of availability or performance of a critical operating technology or business system, and inadequate preparation or execution of business continuity or disaster recovery plans for the loss of one or several critical systems, could result in extended disruption to operations or business processes, damage to systems and/or loss of data. We have historically benefited from access to mutual aid, a voluntary and reciprocal arrangement with other utilities that provides access to a trained and flexible labor force which has helped to reduce outage restoration times during extreme weather events. There is no guarantee that we will have continued access to mutual aid as the utility industry consolidates and the frequency of severe weather events rises.
We are also exposed to the risk of pandemics, such as the coronavirus pandemic, which could result in service disruptions and delay or otherwise impair our ability to timely provide service to our customers or complete our investment projects.
These events could result in increased political, economic, financial and insurance market instability and volatility in power and fuel markets, which could materially adversely affect our business and results of operations, including our ability to access capital on terms and conditions acceptable to us.
In addition, the effects of climate change will have increased the physical risks to our facilities and operations resulting from such climate hazards as more severe weather events (extreme wind, rainfall and flooding), such as experienced from Superstorm Sandy and Tropical Storms Isaias and Ida, sea level rise, and extreme heat.
Any of the issues described above, if experienced at our facilities, or by others in our industry, could adversely impact our revenues; increase costs to repair and maintain our systems; subject us to potential litigation and/or damage claims, fines or penalties; and increase the level of oversight of our utility and generation operations and infrastructure through investigations or through the imposition of additional regulatory or legislative requirements. Such actions could adversely affect our costs, competitiveness and future investments, which could be material to our financial position, results of operations and cash flow. For our T&D business, the cost of storm restoration efforts may not be fully recoverable through the regulatory process. In addition, the inability to restore power to our customers on a timely basis could result in negative publicity and materially damage our reputation.
Any inability to recover the carrying amount of our long-lived assets could result in future impairment charges which could have a material adverse impact on our financial condition and results of operations.
Long-lived assets represent approximately 74% and 82% of the total assets of PSEG and PSE&G, respectively, as of December 31, 2022. Management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, including a disallowance of certain costs, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices, could potentially indicate an asset’s or group of assets’ carrying amount may not be recoverable. Significant reductions in our expected revenues or cash flows for an extended period of time resulting from such events could result in future asset impairment charges, which could have a material adverse impact on our financial condition and results of operations.
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
Funding for our investments in capital improvement and additions, scheduled payments of principal and interest on our existing indebtedness and the extension and refinancing of such indebtedness has been provided primarily by internally-generated cash flow and external debt financings. We have significant capital requirements and depend on our ability to generate cash in the future from our operations and continued access to capital and bank markets to efficiently fund our cash flow needs. Our ability to generate cash flow is dependent upon, among other things, industry conditions and general economic, financial, competitive, legislative, regulatory and other factors. The ability to arrange financing and to refinance existing debt and the costs of such financing or refinancing depend on numerous factors including, among other things:
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
Market disruptions, such as economic downturns experienced in the U.S. and abroad, the bankruptcy of an unrelated energy company or a systemically important financial institution, changes in market prices for electricity and gas, and actual or threatened acts of war or terrorist attacks, may increase our cost of borrowing or adversely affect our ability to access capital. As a result, no assurance can be given that we will be successful in obtaining financing for projects and investments, extending or refinancing maturing debt or meeting our other cash flow needs on acceptable terms or at all, which could materially adversely impact our financial position, results of operations and future growth.
During periods of rising energy prices, hedged positions could be out-of-the-money, increasing PSEG Power’s collateral requirements. In addition, if PSEG Power were to lose its investment grade credit rating from S&P or Moody’s, it would be required under certain agreements to provide a significant amount of additional collateral in the form of letters of credit or cash, which would have a material adverse effect on our liquidity and cash flows.
Cybersecurity attacks or intrusions or other disruptions to our IT, operational or other systems could adversely impact our businesses.
Cybersecurity threats to the energy market infrastructure are increasing in sophistication, magnitude and frequency, particularly since the coronavirus pandemic and the resulting shift to virtual operations began. Because of the inherent vulnerability of infrastructure and technology and operational systems to disability or failure due to hacking, viruses, malicious or destructive code, phishing and other social engineering attacks, denial of service attacks, ransomware, acts of war or terrorism, or other cybersecurity incidents, we face increased risk of cyberattack. We rely on information and operational technology systems and network infrastructure to operate our generation and T&D systems. We also store sensitive data, intellectual property and proprietary or personally identifiable information regarding our business, infrastructure, employees, shareholders, customers and vendors on our IT systems and conduct power marketing and hedging activities. In addition, the operation of our business is dependent upon the IT systems of third parties, including our vendors, regulators, RTOs and ISOs, among others. Our and third-party operational and IT systems and products may be vulnerable to cybersecurity attacks involving fraud, malice or oversight on the part of our employees, other insiders or third parties, whether domestic or foreign sources. A successful cybersecurity attack may result in unauthorized use of our systems to cause disruptions at a third party. Cybersecurity risks to our operations include:
•disruption of the operation of our assets, the fuel supply chain, the power grid and gas T&D,
•theft of confidential company, employee, shareholder, vendor or customer information, and critical energy infrastructure information, which may cause us to be in breach of certain covenants and contractual or legal obligations and pose risk to our system and our customers,
•general business system and process interruption or compromise, including preventing us from servicing our customers, collecting revenues or the ability to record, process and/or report financial information correctly, and
•breaches of vendors’ infrastructures where our confidential information is stored.
We and our third-party vendors have been and will continue to be subject to cybersecurity attacks, including but not limited to ransomware, denial of service, business email compromises, and malware attacks. While there has been no material impact on our business or operations from these attacks to date, we may be unable to prevent all such attacks in the future from having such a material impact as such attacks continue to increase in sophistication and frequency. If a significant cybersecurity event or breach occurs within our company or with one of our material vendors, we could be exposed to significant loss of revenue, material repair costs to intellectual and physical property, significant fines and penalties if determined that we were in non-compliance with existing laws and regulations, significant litigation costs, increased costs to finance our businesses, negative publicity, damage to our reputation and loss of confidence from our customers, regulators, investors, vendors and employees. The misappropriation, corruption or loss of personally identifiable information and other confidential data from us or one of our vendors could lead to significant breach notification expenses, mitigation expenses such as credit monitoring, and legal and regulatory fines and penalties. Moreover, new or updated security laws or regulations or unforeseen threat sources could require changes in current measures taken by us and our business operations, which could result in increased costs and adversely affect our financial statements. Similarly, a significant cybersecurity event or breach experienced by a competitor, regulatory authority, RTO, ISO, or vendor could also materially impact our business and results of operations via enhanced legal and regulatory requirements. The amount and scope of insurance we maintain against losses that result from cybersecurity incidents may not be sufficient to cover losses or adequately compensate for resulting business disruptions. For a discussion of state and federal cybersecurity regulatory requirements and information regarding our cybersecurity program, see Item 1. Business—Regulatory Issues—Cybersecurity.

A material shift away from natural gas toward increased electrification and a reduction in the use of natural gas as a result of economic decarbonization measures could adversely impact our business.
Technological advancements enabling customer choice and state climate policy supporting decarbonization are driving transformative change in the electric power industry. New Jersey utilities are experiencing increased usage by customers and third parties of distributed energy resources, such as on-site solar generation, energy storage, fuel cells, EE, and demand response technologies. These developments will require modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity, increase the grid’s capacity, and interconnect distributed energy resources. In order to enable the New Jersey clean energy economy, sustained investments are required in grid modernization, renewable integration projects, EE programs, energy storage options, EV infrastructure and state infrastructure modernization. If these changes progressed in the near-term, our business model and our ability to execute on our strategy could be materially impacted. Various jurisdictions outside of New Jersey have enacted prohibitions or restrictions on the use and consumption of natural gas that will reduce the use of natural gas. If New Jersey were to enact similar prohibitions or restrictions, a reduction in the use of natural gas could lead to a reduction in the gas customer base, higher customer rates for those customers who remain, and a diminished need for gas infrastructure, which could potentially cause substantial investment value of gas assets to be stranded and removed from our rate base, resulting in a reduction in associated rate recovery. Our inability to recover through rates our investments into the natural gas system, while still ensuring gas system safety and reliability, could materially affect our financial condition, results of operations, liquidity, and cash flows. Further, these industry changes, costs associated with complying with new regulatory developments and initiatives and with technological advancements could materially affect our financial condition, results of operations, liquidity, and cash flows.
Our financial condition and results of operations could be adversely affected by the coronavirus pandemic.
In response to the global coronavirus pandemic, we have implemented a comprehensive set of actions to help our customers, communities and employees, and will continue to closely monitor developments and adjust as needed to ensure reliable service while protecting the safety and health of our workforce and the communities we serve.
The pandemic’s potential impact will depend on a number of factors outside of our control, including the duration and severity of the outbreak as well as third-party actions, including governmental requirements. Pursuant to a BPU order, we have deferred a significant amount of costs for future recovery. Any inability to obtain timely recovery of these costs could have a material adverse effect on our business. Further, a number of expanded customer protection measures have been implemented by the State and the BPU, such as an extended moratorium on shut-offs of residential service for non-payment, and more extensive processes to be taken prior to any shut-off of service. These actions have negatively affected customer payment patterns, leading to an elevated aged accounts receivable balance. Our ability to manage our accounts receivable balance, recover its carrying costs and any associated bad debts could have a material impact on our business. We currently cannot estimate the potential impact the coronavirus pandemic may have on our business, results of operations, financial condition, liquidity and cash flows. The impacts of the pandemic and associated government and regulatory responses, including the long-term impact they may have on the economy, which could extend beyond the duration of the pandemic, could affect, among other things:
•PSE&G’s residential and C&I customer payment patterns, in part as residential customer non-safety related service disconnections for non-payment were temporarily suspended for an extended period, resulting in adverse impacts to accounts receivable and bad debt expense;
•the recovery of incremental costs incurred related to the pandemic, including higher bad debts; and
•the availability of materials and supplies due to supply chain interruptions.
Failure to attract and retain a qualified workforce could have an adverse effect on our business.
Certain events such as an aging workforce looking to retire without an opportunity to transfer knowledge to a successor, inadequate workforce plans and replacements, lack of skill set to meet current and evolving business needs, a culture that does not foster inclusion leading to turnover, a workforce strike resulting from a failure to successfully negotiate new collective bargaining agreements with our labor unions on mutually acceptable terms or at all, unavailability of resources due to the coronavirus pandemic, acts of violence in the workplace and a workforce that is not engaged may lead to operating challenges and increased costs. The challenges include loss of knowledge and a lengthy time period associated with skill development, increased turnover, costs for contractors to replace employees, poor productivity, and a lack of innovation. Specialized knowledge and experience are required of employees across PSEG and its affiliates. There is competition for these skilled employees. Failure to hire and adequately train and retain employees, including the transfer of significant historical knowledge and expertise to new employees, may adversely affect our results of operations, financial position and cash flows.
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
Covenants in our debt instruments and credit agreements may adversely affect our business.
PSEG’s and PSE&G’s fixed income debt instruments contain events of default customary for financings of their type, including cross accelerations to other debt of that entity. PSEG’s, PSE&G’s and PSEG Power’s bank credit agreements contain events of default customary for financings of their type, including cross defaults and accelerations and, in the case of PSEG’s and PSEG Power’s bank credit agreements, certain change of control events. PSEG’s PSE&G’s and PSEG Power’s bank credit agreements, contain certain limitations on the incurrence of liens and PSEG Power’s bank credit agreements also contain limitations on the incurrence of certain subsidiary debt. The PSEG Power term loan agreement contains a change-of-control clause, which includes PSEG Power ceasing to be a wholly owned subsidiary of PSEG. Our ability to comply with these covenants may be affected by events beyond our control. If we fail to comply with the covenants and are unable to obtain a waiver or amendment, or a default exists and is continuing under such debt, the lenders or the holders or trustee of such debt, as applicable, could give notice and declare outstanding borrowings and other obligations under such debt immediately due and payable. We may not be able to obtain waivers, amendments or alternative financing, or if obtainable, it could be on terms that are not acceptable to us. Any of these events could adversely impact our financial condition, results of operations and cash flows.
Financial market performance directly affects the asset values of our defined benefit plan trust funds and Nuclear Decommissioning Trust (NDT) Fund. Market performance and other factors could decrease the value of trust assets and could result in the need for significant additional funding.
The performance of the financial markets will affect the value of the assets that are held in trust to satisfy our future obligations under our defined benefit plans and to decommission our nuclear generating plants. A decline in the market value of the defined benefit plan trust funds could increase our pension plan funding requirements and result in increased pension costs in future years. The market value of our defined benefit plan trusts could be negatively impacted by adverse financial market conditions that reduce the return on trust assets, decreased interest rates used to measure the required minimum funding levels, and future government regulation. Additional funding requirements for our defined benefit plans could be caused by changes in required or voluntary contributions, an increase in the number of employees becoming eligible to retire and changes in life expectancy assumptions. A decline in the market value of our NDT Fund could increase PSEG Power’s funding requirements to decommission its nuclear plants. An increase in projected costs could also lead to additional funding requirements for our decommissioning trust. Failure to manage adequately our investments in our defined benefit plan trusts and NDT Fund could result in the need for us to make significant cash contributions in the future to maintain our funding at sufficient levels, which would negatively impact our results of operations, cash flows and financial position.
RISKS RELATED TO OUR GENERATION BUSINESS
Fluctuations in the wholesale power and natural gas markets could negatively affect our financial condition, results of operations and cash flows.
In the competitive markets where we operate, natural gas prices have a major impact on the price that generators receive for their output and participants are not guaranteed any specific rate of return on their capital investments. Recently, the natural gas market and, therefore, energy markets have become more volatile due to higher domestic demand, increased natural gas exports and impacts from the global liquefied natural gas market, among other things. The price of natural gas is the primary driver of energy pricing in PJM. As such, the volatility in the natural gas market and potential lower natural gas prices may impact our results of operations and cash flows. Lower natural gas prices result in lower electricity prices, which reduce our margins where our nuclear generation costs may not have declined similarly.
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
•severe weather conditions;
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
•incurring penalties due to generation performance failure when called on by PJM during emergency situations;
•federal and state regulations and actions of PJM and changing PJM market rules; and
•federal and state power, market and environmental regulation and legislation, including financial incentives for new renewable energy generation capacity that could lead to oversupply and price suppression.
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
In addition, the volatility and potential for higher natural gas prices may have a material impact on collateral requirements related to the forward value of our open futures contracts. Higher collateral requirements reduce available short-term liquidity and increase working capital costs.
We may be unable to obtain an adequate fuel supply in the future.
We obtain substantially all of our nuclear fuel supply from third parties pursuant to arrangements that vary in term, pricing structure, firmness and delivery flexibility. Our fuel supply arrangements must be coordinated with storage services and other contracts to ensure that the nuclear fuel is delivered to our power plants at the times, in the quantities and otherwise in a manner that meets the needs of our generation portfolio and our customers. We must also comply with laws and regulations governing the transportation of such fuels.
We are exposed to increases in the price of nuclear fuel, and it is possible that sufficient supplies to operate our generating facilities profitably may not continue to be available to us. Significant changes in the price of nuclear fuel could affect our future results and impact our liquidity needs. In addition, we face risks with regard to the delivery to, and the use of nuclear fuel by, our power plants including the following:
•creditworthiness of third-party suppliers, defaults by third-party suppliers on supply obligations and our ability to replace supplies currently under contract may delay or prevent timely delivery;
•market liquidity for physical supplies of such fuels or availability of related services (e.g. fabrication) may be insufficient or available only at prices that are not acceptable to us;
•variation in the quality of such fuels may adversely affect our power plant operations;
•domestic and foreign legislative or regulatory actions or requirements may increase the cost of such fuels; and
•the loss of critical infrastructure, acts of war or terrorist attacks (including cybersecurity breaches) or catastrophic events such as fires, earthquakes, explosions, floods, severe storms or other similar occurrences could impede the delivery of such fuels.
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
Although our fuel contract portfolio provides a degree of hedging against these market risks, such hedging may not be effective and future increases in our fuel costs could materially and adversely affect our liquidity, financial condition and results of operations. While our generation runs on nuclear fuel, an increase in the cost of any particular fuel ultimately used by other generation facilities could impact our results of operations.
The introduction or expansion of technologies related to energy generation, distribution and consumption and changes in customer usage patterns could adversely impact us.
Federal and state incentives for the development and production of renewable sources of power have facilitated the penetration of competing technologies, such as wind, solar, and commercial-sized power storage. Additionally, the development of DSM and EE programs can impact demand requirements for some of our markets at certain times during the year. The continued development of subsidized, competing on-site power generation and storage technologies and significant development of DSM and EE programs could alter the market and price structure for power generation and could result in a reduction in load requirements, negatively impacting our financial condition, results of operations and cash flows. Technological advances driven by federal laws mandating new levels of EE in end-use electric devices or other improvements in, or applications of, technology could also lead to declines in per capita energy consumption.
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
Several states, cities and other stakeholders are also considering bans on new natural gas customers and transitioning away from natural gas in the future. Such actions could have a material adverse effect on our business.
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
We are subject to third-party credit risk relating to our sale of nuclear generation output and purchase of nuclear fuel.
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
There may be periods when PSEG Power generation output may not be able to meet its commitments under forward sale obligations and PJM rules at a reasonable cost or at all.
A substantial portion of PSEG Power’s nuclear generation output has been sold forward under fixed price financial power sales contracts. Forward financial sales offset physical sales in the PJM RTO spot market. Our forward sales of energy and capacity assume sustained, acceptable levels of operating performance. Operations at any of our plants could degrade to the point where the plant has to shut down or operate at less than full capacity. Some issues that could impact the operation of our facilities are:
•breakdown or failure of equipment, IT, processes or management effectiveness;
•disruptions in the transmission of electricity;
•labor disputes or work stoppages;
•fuel supply interruptions;
•transportation constraints;
•limitations which may be imposed by environmental or other regulatory requirements; and
•operator error, acts of war or terrorist attacks (including cybersecurity breaches) or catastrophic events such as fires,

earthquakes, explosions, floods, severe weather or other similar occurrences.
Identifying and correcting any of these issues may require significant time and expense. Depending on the materiality of the issue, we may choose to close a plant rather than incur the expense of restarting it or returning it to full capacity.
Because the obligations under most of these forward sale agreements are not contingent on a unit being available to generate power, PSEG Power’s results of operations and cash flows are at risk even in the event of a plant outage, or a reduction in the available capacity of the unit. To the extent that PSEG Power does not meet its expected nuclear generation output, PSEG Power would be required to pay the difference between the market price and the contract price on its financial contracts without receiving the physical spot energy revenue or be required to purchase energy at higher prices to cover its shortfall. In addition, as capacity performance resources in PJM, PSEG’s nuclear units have been and will in the future be required to pay penalties if a forced outage at a plant occurs during a declared emergency event within PJM and that plant’s expected performance exceeds its actual performance during such event. The amount of such payments could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
In addition, in PJM, energy transmission congestion risk and associated costs exist. We may not be able to accurately predict and hedge this risk due to insufficient market data and liquidity. An increase in our congestion costs may adversely affect our financial results.
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
PSE&G also is pursuing a number of opportunities to expand its products and services to customers to support clean energy goals. BPU approval is required for any new endeavor, and is not guaranteed. Rejection or delay of such filings could have an adverse impact on our future growth, or our standing with environmentally conscious investors or other stakeholders.
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
PSE&G is a regulated public utility that operates and invests in an electric T&D system and a gas distribution system as well as certain regulated clean energy investments, including solar and EE within New Jersey. PSE&G invests in capital projects to maintain and improve its existing T&D system and to address various public policy goals and meet customer expectations. Transmission projects are subject to a FERC-approved transmission expansion planning process while distribution and clean energy projects are subject to approval by the BPU. The costs of PSE&G’s transmission projects are subject to prudency challenge at FERC and PSE&G’s rates themselves may also be challenged at FERC. We cannot be certain that any proposed project will be approved as requested or at all. If the programs that PSE&G may file from time to time are only approved in part, or not at all, or if the approval fails to allow for the timely recovery of all of PSE&G’s costs, including a return of, or on, its investment, PSE&G will have a lower than anticipated rate base, thus causing its future earnings to be lower than anticipated. If these programs are not approved, that could also adversely affect our service levels for customers. Further, the BPU could take positions to exclude or limit utility participation in certain areas, such as renewable generation, EE, EV infrastructure, energy storage, renewable natural gas or hydrogen projects, which would limit our relationship with customers and narrow our future growth prospects.
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
In 2021, FERC approved a settlement agreement effective August 1, 2021 that we reached with the BPU and the New Jersey Rate Counsel about the level of PSE&G’s base transmission ROE and other formula rate matters. The settlement reduces PSE&G’s base ROE from 11.18% to 9.9% and made changes to recovery of certain costs. The agreement provides that the settling parties will not seek changes to our transmission formula rate for three years. We have implemented the terms of the agreement.
In April 2021, FERC issued a supplemental notice of proposed rulemaking to eliminate the incentive for RTO membership for transmitting utilities that have already received the incentive for three or more years. PSE&G began receiving a 50 basis point adder for RTO membership in 2008. Elimination of the adder for RTO membership would reduce PSE&G’s annual Net Income and annual cash inflows by approximately $30 million-$40 million.
Transmission Planning—FERC Order 1000 has generally opened transmission development to competition from independent developers, allowing such developers to compete with incumbent utilities for the construction and operation of transmission facilities in its service territory. While Order 1000 retains limited carve-outs for certain projects that will continue to default to incumbents for construction responsibility, including immediately needed reliability projects, upgrades to existing transmission facilities, projects cost-allocated to a single transmission zone, and projects being built on existing rights-of-way, increased competition for transmission projects could decrease the value of new investments that would be subject to recovery by PSE&G under its rate base, which could have a material adverse impact on our financial condition and results of operations. FERC is currently considering whether to modify Order 1000’s competition rules to further limit competition in an effort to encourage collaborative planning of large regional and interregional transmission projects. FERC is also examining whether additional oversight is needed to control transmission costs.
NERC Compliance—NERC, at the direction of FERC, has implemented mandatory NERC Operations and Planning and Critical Infrastructure Protection standards to ensure the reliability of the North American Bulk Electric System, which includes electric transmission and generation systems, and to prevent major system blackouts. NERC Critical Infrastructure Protection standards establish cybersecurity and physical security protections for critical systems and facilities. We have been, and will continue to be, periodically audited by NERC for compliance with both Operations and Planning and Critical Infrastructure Protection standards and are subject to penalties for non-compliance with applicable NERC standards. NERC is conducting more frequent audits than was the case in the past and we must always be in a state of audit readiness. Failure to comply with applicable NERC standards could result in penalties or increased costs to bring such facilities into compliance. Such penalties and costs could materially adversely impact our business, results of operations and cash flows. Adverse audit findings and/or penalties for non-compliance also pose reputational risk to us.

MBR Authority and Other Regulatory Approvals—Under FERC regulations, public utilities that sell power at market rates must receive MBR authority before making power sales, and the majority of our businesses operate with such authority. Failure to maintain MBR authorization, or the effects of any severe mitigation measures that would be required if market power was evaluated differently in the future, could have a material adverse effect on our business, financial condition and results of operations. In December 2022, all of PSEG’s operating companies with MBR authority filed at FERC for acceptance of the companies’ updated triennial market power analysis. This filing remains pending at FERC.
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
The markets, PTC and/or ZEC program may not provide sufficient revenue for our New Jersey nuclear plants or the PTC and/or ZEC program could be materially adversely modified through legal proceedings, either of which could result in the retirement of all of these nuclear plants.
As further described in Item 7. MD&A—Executive Overview of 2022 and Future Outlook, in April 2019, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU through May 2022. In April 2021, these nuclear plants were awarded ZECs for the three-year period starting June 2022.
In May 2021, the New Jersey Rate Counsel filed an appeal with the New Jersey Appellate Division of the BPU’s April 2021 decision. PSEG cannot predict the outcome of these matters.
In August 2022, the IRA was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established a PTC for electricity generation using nuclear energy set to begin in 2024 through 2032. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts cap are subject to annual inflation adjustments. The U.S. Treasury is expected to clarify the definition of gross receipts prior to when the eligibility period begins in 2024. The ZEC payment may be adjusted by the BPU at any time to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source. We are continuing to analyze the impact of the IRA on our nuclear units including additional future guidance from the U.S. Treasury and the interactions with PTCs on expected ZEC payments.
If the markets, PTC and/or the ZEC program do not provide sufficient revenue, or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the CWA and related state regulations, or other factors, PSEG Power may take all necessary steps to cease to operate all of these plants and will incur associated costs and accounting charges in the event that the financial condition of the plants is materially adversely impacted in the future. Ceasing operations of these plants would result in a material adverse impact on PSEG’s results of operations.
We may be adversely affected by changes in energy regulatory policies, including energy and capacity market design rules and developments affecting transmission.
The energy industry continues to be regulated and the rules to which our businesses are subject are always at risk of being changed. Our business has been impacted by established rules that create locational capacity markets in PJM. Under these rules, generators located in constrained areas are paid more for their capacity so there is an incentive to locate in those areas where generation capacity is most needed. PJM’s capacity market design rules continue to evolve, including in response to efforts to integrate public policy initiatives into the wholesale markets. For a discussion of recent changes in energy regulatory policies that may affect our business and results of operations, see Item 1. Regulatory Issues—Federal Regulation.
Further, some of the market-based mechanisms in which we participate are at times the subject of review or discussion by some of the participants in the New Jersey and federal arenas. We can provide no assurance that these mechanisms will continue to exist in their current form, nor otherwise be modified.
In July 2021, the BPU issued a report on its investigation related to whether New Jersey can achieve its long-term clean energy and environmental objectives under the current resource adequacy procurement paradigm. The report found that participating in the regional market is the most efficient way for New Jersey to achieve its clean energy goals and therefore consideration of leaving the regional market is paused while market reforms are being considered at the regional and national level. In

September 2022, the BPU issued a Progress Report expanding on the recommendations contained in the 2021 report. The Progress Report found that it is in New Jersey’s best interest to pursue a voluntary independent clean energy market and Staff sought the BPU’s authorization to evaluate various options that would serve as alternatives to the PJM capacity market or work in conjunction with it. We cannot predict whether the BPU will ultimately take any measures in the future that will have an impact on the capacity market or our generating stations.
Our ownership and operation of nuclear power plants involve regulatory risks as well as financial, environmental and health and safety risks.
The vast majority of our total generation output each year is provided by our nuclear fleet. For this reason, we are exposed to risks related to the continued successful operation of our nuclear facilities and issues that may adversely affect the nuclear generation industry. In addition to the risk of retirement discussed below, risks associated with the operation of nuclear facilities include:
Storage and Disposal of Spent Nuclear Fuel—Federal law requires the United States Department of Energy (DOE) to provide for the permanent storage of spent nuclear fuel. The DOE has not yet begun accepting spent nuclear fuel. Until a federal site is available, we use on-site storage for spent nuclear fuel, which is reimbursed by the DOE. However, future capital expenditures may be required to increase spent fuel storage capacity at our nuclear facilities. Once a federal site is available, the DOE may impose fees to support a permanent repository. Further, the on-site storage for spent nuclear fuel may significantly increase our nuclear unit decommissioning costs.
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
Operational Risk—Operations and equipment reliability at any of our nuclear facilities could degrade to the point where an affected unit needs to be shut down or operated at less than full capacity. If this were to happen, identifying and correcting the causes could require significant time and expense and a significant outage could result in reduced earnings as we would have less electric output to sell and would be required to deliver on our forward sale commitments.
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
We are subject to extensive federal, state and local environmental laws and regulations regarding air quality, water quality, site remediation, land use, waste disposal, climate change impact, natural resource damages and other matters. These laws and regulations affect how we conduct our operations and make capital expenditures. Over the past several years, there have been various changes to existing environmental laws and regulations and this trend may continue. Changes in these laws, or violations of laws, could result in significant increases in our compliance costs, capital expenditures to bring facilities into compliance, operating costs for remediation and clean-up actions, civil penalties or damages from actions brought by third parties for alleged health or property damages. Any such increase in our costs could have a material impact on our financial condition, results of operations and cash flows and could require further economic review to determine whether to continue operations or decommission an affected facility. We may also be unable to successfully recover certain of these cost increases through our existing regulatory rate structures, in the case of PSE&G, or our contracts with our customers, in the case of PSEG Power.
Actions by state and federal government agencies could also result in reduced reliance on natural gas and could potentially result in stranding natural gas assets owned and operated by PSEG Power and PSE&G, which could materially adversely affect our business, financial condition and results of operations.
PSE&G recovers certain remediation and legal costs associated with its manufactured gas plant sites through Remediation Adjustment Charge (RAC) filings with the BPU. Continued future recoveries through the RAC are not guaranteed. Any failure to make future recoveries could materially impact our financial condition.
In addition, PSEG Power retained ownership of certain liabilities excluded from the sale of its fossil generation portfolio. These primarily relate to obligations under environmental regulations, including remediation obligations under the New Jersey Industrial Site Recovery Act and the Connecticut Transfer Act. It will require multiple years and comprehensive environmental sampling to understand the extent of and to carry out the required remediation. The full remediation costs are not estimable, but will likely be material.
Environmental laws and regulations have generally become more stringent over time, and this trend is likely to continue. For further discussion of environmental laws and regulations impacting our business, results of operations and financial condition, including the impact of federal and state laws and regulations relating to remediation of environmental contamination, see Item 8. Note 15. Commitments and Contingent Liabilities.
We may not receive necessary licenses, permits and siting approvals in a timely manner or at all, which could adversely impact our business and results of operations.
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
The enactment of additional federal or state tax legislation and clarification of previously enacted tax laws could have a material impact on our effective tax rate and cash tax position.

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
Electric Property and Facilities
As of December 31, 2022, PSE&G’s electric T&D system included approximately 25,000 circuit miles, and 864,000 poles, of which 64% are jointly-owned. In addition, PSE&G owns and operates 55 switching stations with an aggregate installed capacity of 39,653 megavolt-amperes (MVA) and 235 substations with an aggregate installed capacity of 9,735 MVA. Four of those substations, having an aggregate installed capacity of 109 MVA are operated on leased property. In addition, PSE&G owns four electric distribution headquarters and five electric sub-headquarters.
Gas Property and Facilities
As of December 31, 2022, PSE&G’s gas system included approximately 18,000 miles of gas mains, 12 gas distribution headquarters, two sub-headquarters, and one meter shop serving all of its gas territory in New Jersey. In addition, PSE&G operates 56 natural gas metering and regulating stations, of which 26 are located on land owned by customers or natural gas pipeline suppliers and are operated under lease, easement or other similar arrangement. In some instances, the pipeline companies own portions of the metering and regulating facilities. PSE&G also owns one liquefied natural gas and three liquid petroleum air gas peaking facilities. The daily gas capacity of these peaking facilities (the maximum daily gas delivery available during the three peak winter months) is approximately 2.8 million therms in the aggregate.
Solar
As of December 31, 2022, PSE&G owned 158 MW dc of installed PV solar capacity throughout New Jersey.
PSEG Power
Generation Facilities
As of December 31, 2022, PSEG Power’s share of installed nuclear generating capacity is shown in the following table:

Name	Location	Total Capacity (MW)	% Owned	Owned Capacity (MW)	Principal Fuels Used
Nuclear:
Hope Creek	NJ	1,173	100%	1,173	Nuclear
Salem 1 & 2	NJ	2,295	57%	1,318	Nuclear
Peach Bottom 2 & 3 (A)	PA	2,549	50%	1,275	Nuclear
Total Nuclear		6,017		3,766

(A)Operated by Constellation Energy Generation, LLC.
As of December 31, 2022, PSEG Power owned a 50% interest (104 MW) in a generation facility in Hawaii.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, Inc. under the trading symbol “PEG.” As of February 17, 2023, there were 50,146 registered holders.
The following graph shows a comparison of the five-year cumulative return assuming $100 invested on December 31, 2017 in our common stock and the subsequent reinvestment of quarterly dividends, the S&P Composite Stock Price Index, the Dow Jones Utilities Index and the S&P Electric Utilities Index.

	2017	2018	2019	2020	2021	2022
PSEG	$100.00	$104.67	$122.55	$125.47	$148.47	$140.91
S&P 500	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77
DJ Utilities	$100.00	$101.99	$129.82	$132.01	$155.06	$158.23
S&P Utilities	$100.00	$104.11	$131.54	$132.23	$155.60	$158.03

$200
$175
$150
$125
$100
$75
2017
2018
2019
2020
2021
2022
PSEG
S&P 500
DJ Utilities
S&P Utilities

On February 14, 2023, our Board of Directors approved a $0.57 per share common stock dividend for the first quarter of 2023. This reflects an indicative annual dividend rate of $2.28 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.
In September 2021, PSEG announced a $500 million share repurchase program authorized by the Board of Directors. Under this authorization, during January and through mid-February 2022, PSEG purchased approximately 3.8 million shares of common stock pursuant to an open market share repurchase plan and during March through mid-May, PSEG purchased an additional 3.6 million shares pursuant to an accelerated share repurchase agreement. See Item 8. Note 24. Earnings Per Share (EPS) and Dividends for additional information.
From time to time, PSEG may repurchase shares to satisfy obligations under equity compensation awards and repurchase shares to satisfy purchases by employees under the Employee Stock Purchase Plan (ESPP). In December 2022, for such purposes, we entered into a share repurchase plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. There were no common share repurchases in the open market during the fourth quarter of 2022.
The following table indicates the securities authorized for issuance under equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	—	$—	9,085,980
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	9,085,980

The number of shares available for future issuance includes amounts remaining under our 2021 Long-Term Incentive Plan (2021 LTIP) and 2021 Equity Compensation Plan for Outside Directors and ESPP and reflect a reduction for non-vested restricted stock units and performance share units (PSUs) (assumed at target payout). The number of shares available for future issuance may be increased or decreased depending on actual payouts for the PSUs based on achievement of targets and is increased by the number of shares that are forfeited, canceled or otherwise terminated without the issuance of shares. For additional discussion of specific plans concerning equity-based compensation, see Item 8. Note 20. Stock Based Compensation.
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
PSEG’s business consists of two reportable segments, PSE&G and PSEG Power LLC (PSEG Power) & Other, primarily comprised of our principal direct wholly owned subsidiaries, which are:
•PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in regulated solar generation projects and energy efficiency (EE) and related programs in New Jersey, which are regulated by the BPU, and
•PSEG Power—which is an energy supply company that integrates the operations of its merchant nuclear generating assets with its fuel supply functions through competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency and the states in which they operate.

The PSEG Power & Other reportable segment also includes amounts related to the parent company as well as PSEG’s other direct wholly owned subsidiaries, which are: PSEG Energy Holdings L.L.C. (Energy Holdings), which holds our investments in legacy lease investments and investments in offshore wind ventures; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) transmission and distribution (T&D) system under an Operations Services Agreement (OSA); and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
Our business discussion in Item 1. Business provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Item 1A. Risk Factors provides information about factors that could have a material adverse impact on our businesses. The following discussion provides an overview of the significant events and business developments that have occurred during 2022 and key factors that we expect may drive our future performance. This discussion refers to the Consolidated Financial Statements (Statements) and the related Notes to the Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements and Notes.
EXECUTIVE OVERVIEW OF 2022 AND FUTURE OUTLOOK
We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. Our business plan focuses on achieving growth by allocating capital primarily toward regulated investments in an effort to continue to improve the sustainability and predictability of our business. We are focused on investing to modernize our energy infrastructure, improve reliability and resilience, increase EE and deliver cleaner energy to meet customer expectations and be well aligned with public policy objectives. In furtherance of these goals, over the past few years, our investments have simplified our business mix to reflect a higher percentage of earnings contribution by PSE&G. We have further proactively changed our business mix through the sale of our fossil generation portfolio which closed in 2022. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information. In addition, the passage of the Inflation Reduction Act (IRA) established a Production Tax Credit (PTC) for nuclear from 2024 through 2032 which is expected to provide downside price protection for our nuclear generation fleet.
PSE&G
At PSE&G, our focus is on investing capital in T&D infrastructure and clean energy programs to enhance the reliability and resiliency of our T&D system, meet customer expectations and support public policy objectives. For the years 2023-2027, PSE&G’s capital investment program is estimated to be in a range of $15.5 billion to $18 billion, resulting in an expected compound annual growth in rate base of 6% to 7.5% from year-end 2022 to year-end 2027. The low end of this range includes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-EE program at their average annual investment levels plus inflation, as these programs are expected to continue beyond their currently approved timeframe of 2023. The upper end of our capital investment range includes an extension of our Energy Strong program, which otherwise concludes in 2024, as well as the remaining portion of our CEF proposal (portion of Electric Vehicle (EV) and Energy Storage (ES) programs) and a potentially higher amount of investments for GSMP and CEF-EE beyond current levels. We filed for a $320 million short-term extension of our CEF-EE program in September 2022, which we expect will be resolved in 2023. A remaining component of our CEF-EV program related to medium and heavy duty charging infrastructure has been the subject of a stakeholder process that the BPU began in 2021 and we expect that this effort will result in PSE&G submitting a filing targeting infrastructure investments for the medium and heavy duty EV market in 2023. Our CEF-ES program is being held in abeyance. In September 2022, the BPU released a draft Storage Incentive Program proposal and is currently undertaking a stakeholder process to receive comments. PSE&G is active in the proceeding. Pursuant to our GSMP II and Energy Strong II programs, we are required to file a distribution base rate case no later than December 31, 2023. Among other things, the rate case will recover capital expenditures associated with these programs, as well as the Advanced Metering Infrastructure and EV programs, and other investments that are not recovered through periodic rate roll-ins. We expect to conclude the case in the second half of 2024.
PSEG Power
At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate volatility by contracting in advance for a significant portion of their output and support public policy objectives that preserve these existing nuclear generating plants. During 2022, our nuclear units generated 31.3 terawatt hours and operated at a capacity factor of 92.2%.
We recently closed the sale of our Solar generation and Fossil generation businesses in 2021 and 2022, respectively. These transformative transactions reduced our overall business risk and earnings volatility.
PSEG Power’s hedging practices help to mitigate a significant amount of the earnings volatility of the merchant nuclear power business. More than 90% of PSEG Power’s expected gross margin in 2023 relates to hedging of our energy margin, our expected revenues from the capacity market mechanism, Zero Emission Certificate (ZEC) revenues and, certain gas operations and ancillary service payments such as reactive power. While this limits our exposure to decreasing prices, our ability to realize benefits from rising market prices is also limited. During the second half of 2021 and continuing throughout 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in our collateral requirements, which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $1.5 billion at the end of December 2022. Subsequent to December 2022, collateral postings continued to experience significant fluctuations in our daily collateral requirements. Net cash collateral postings were approximately $700 million as of February 17, 2023. While currently off their highs experienced during 2022, collateral postings could remain volatile into 2023. However, as historical lower-priced trades continue to settle through 2024, collateral is expected to be returned as we satisfy our obligations under those contracts. PSEG continues to maintain sufficient liquidity as described in Liquidity and Capital Resources.
Climate Strategy and Sustainability Efforts
For more than a century, our purpose has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Today, our vision is to power a future where people use less energy, and it is cleaner, safer and delivered more reliably than ever. We have established a net zero greenhouse gas (GHG) emissions by 2030 goal that includes direct GHG emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) across our operations, assuming advances in technology, public policy and customer behavior. Scope 1 emissions include power generation, methane leaks, vehicle fleet emissions, and sulfur hexafluoride and refrigerant leaks. Scope 2 emissions include both gas and electric purchased energy for our PSE&G facilities and line losses. We have also committed to the United Nations-backed Race to Zero campaign. We continue to evaluate and are working toward developing and submitting science-based emission reduction targets following the criteria and recommendations of the Science Based Targets initiative (SBTi) by September 2023 which encompass Scopes 1, 2, and 3 (the majority of which are associated with the downstream use of energy products) and seek to be in line with 1.5oC emissions scenarios in order to be validated by the SBTi.
PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions and the implementation of EE initiatives. PSE&G’s approved CEF-EE, CEF-Energy Cloud and CEF-EV programs and the proposed CEF-ES program are intended to support New Jersey’s Energy Master Plan through programs designed to help customers increase their EE, support the expansion of the EV infrastructure in the State, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.
In addition, PSE&G is committed to the safe and reliable delivery of natural gas to approximately 1.9 million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas main infrastructure, and the second phase of this program is expected to replace an additional 875 miles of gas pipes through 2023. The GSMP is designed to significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we expect to reduce methane leaks by approximately 22% system wide and assuming a continuation of GSMP, we expect to achieve an overall reduction in methane emissions of approximately 60% over the 2011 through 2030 period. We also continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events, notably through our investments in our Energy Strong program and Infrastructure Advancement Program. These investments have shown benefits in recent severe weather events, including Tropical Storm Ida in August 2021, which brought significant flooding to our service territory but did not result in the loss of any of our electric distribution substations.
We also continue to focus on providing cleaner energy for our customers. Our priority is to preserve the economic viability of our nuclear units, which provide over 85% of the carbon-free energy in New Jersey, by advocating for state and federal policies, such as the IRA discussed below, that recognize the value of carbon-free generation and reduce market risk.
In February 2023, New Jersey Governor Murphy issued three executive orders that establish targets, or accelerate previously established 2050 targets, for clean-sourced energy, building electrification, and EV adoption goals, with new target dates of 2030 or 2035, as applicable. The executive orders direct the BPU and other state agencies to collaborate with stakeholders to develop plans, including the new 2024 Energy Master Plan, to reach the targets and convene a stakeholder proceeding to develop a new plan for gas distribution utilities to reach the target, previously established in a 2021 executive order, of 50% natural gas emissions reductions over 2006 levels by 2030. Such proceeding is to consider competitive market mechanisms including adoption of a “clean heat” standard, policies to minimize investment in new gas infrastructure, and alternative programs that could provide natural gas utilities with new revenue streams, such as conversion of existing pipeline infrastructure to provide decarbonized heating and cooling (for example, district geothermal). We are unable to predict the outcomes of the various proceedings, but they could have a material impact on our business, results of operations and cash flows.
Offshore Wind
PSEG holds a 25% equity interest in Ørsted North America Inc.’s (Ørsted) Ocean Wind 1 project which is currently in development.
In January 2023, PSEG agreed to sell to Ørsted its 25% equity interest in Ocean Wind JV HoldCo, LLC. The sale proceeds approximate PSEG’s carrying value of the investment and no material gain or loss is expected upon disposition. The sale is contingent upon finalization of a purchase and sale agreement with Ørsted and other closing conditions as well as potential state regulatory approval that may be required to close on the transaction. The sale is expected to close in the first half of 2023. PSEG has no further obligation to make any capital contributions to the project prior to closing on the transaction. PSEG will continue to provide construction management and environmental permitting services for the onshore substations and transmission cable installation scope of the project.
Additionally, PSEG and Ørsted each owns 50% of Garden State Offshore Energy LLC (GSOE) which holds rights to an offshore wind lease area just south of New Jersey. PSEG has decided not to exercise its option to purchase 50% of Ørsted’s Skipjack projects in Maryland (one of which would utilize a portion of the GSOE lease area) or pursue an ownership interest in Ørsted’s Ocean Wind 2 offshore wind project or other offshore wind generation projects. PSEG is evaluating its options for the potential sale of its interest in GSOE.
In 2021-2022, PJM Interconnection, L.L.C. (PJM) conducted its first-ever public policy Order 1000 transmission solicitation process utilizing the state agreement approach for transmission projects to support New Jersey’s planned offshore wind generation. The state agreement approach requires customers in the requesting state - in this case New Jersey - to pay for the costs of these public policy transmission projects. PSEG and Ørsted jointly submitted several proposals in response to the solicitation, including multi-spur options and an offshore network proposal. The BPU completed its review of offshore wind transmission in October 2022 and awarded several on-shore, though no offshore, solutions. PSE&G was awarded $40 million for transmission upgrades. The BPU also indicated that it would consider conducting an additional solicitation to address the State’s increased offshore wind generation targets.
Financial Results
The financial results for PSEG, PSE&G and PSEG Power for the years ended December 31, 2022 and 2021 are presented as follows:

	Years Ended December 31,
	2022	2021
	Millions, except per share data
PSE&G	$1,565	$1,446
PSEG Power & Other	(534)	(2,094)
PSEG Net Income (Loss)	$1,031	$(648)

PSEG Net Income (Loss) Per Share (Diluted)	$2.06	$(1.29)

For a detailed discussion of our financial results, see Results of Operations.
Regulatory, Legislative and Other Developments
We closely monitor and engage with stakeholders on significant regulatory and legislative developments. Distribution investment needs and scope and transmission planning and rates rules, as well as wholesale power market design, including clarification from the U.S. Treasury on PTCs for electricity generation using nuclear energy, are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets. For additional information about regulatory, legislative and other developments that may affect us, see Item 1. Business—Regulatory Issues.
Transmission Rate Proceedings and Return on Equity (ROE)
In October 2021, FERC approved a settlement agreement effective August 1, 2021 that we reached with the BPU and the New Jersey Division of Rate Counsel about the level of PSE&G’s base transmission ROE and other formula rate matters. The settlement reduces PSE&G’s base ROE from 11.18% to 9.9% and makes several other changes regarding the recovery of certain costs. The agreement provides that the settling parties will not seek changes to our transmission formula rate for three years. We have implemented the terms of the agreement.

Under current FERC rules, we continue to earn a 50 basis point adder to that base ROE for our membership in PJM. FERC is considering whether to eliminate this adder and the outcome and timing of any decision is uncertain. If the adder was eliminated it would reduce PSE&G’s annual Net Income and annual cash inflows by approximately $30 million to $40 million.
Wholesale Power Market Design
In December 2022, PJM ran a Base Residual Auction for the Delivery Year 2024-2025 but it has not yet announced the results of the auction. Instead, based on what it observed in the auction, PJM made emergency filings at FERC to change the way in which it calculates the clearing prices for capacity zones under certain circumstances. As a result, PSEG does not yet know the level of capacity payments it may receive in this auction. The filings at FERC are pending and we cannot predict the outcome.
Environmental Regulation
We are subject to liability under environmental laws for the costs and penalties of remediating contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. In particular, the historic operations of PSEG companies and the operations of numerous other companies along the Passaic and Hackensack Rivers are alleged by federal and state agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes. In addition, PSEG Power has retained ownership of certain liabilities excluded from the sale of its fossil generation portfolio, primarily related to obligations under New Jersey and Connecticut state law to investigate and remediate the sites. We are also currently involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, and the costs and penalties of any such remediation efforts could be material.
For further information regarding the matters described above, as well as other matters that may impact our financial condition and results of operations, see Item 8. Note 15. Commitments and Contingent Liabilities.
Nuclear
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per megawatt hour (MWh) received during the prior ZEC period through May 2022. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per MWh generated in payments to selected nuclear plants (ZEC payment)). As previously noted, in August 2022, the IRA was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established the PTC for electricity generation using nuclear energy set to begin in 2024 through 2032. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts cap are subject to annual inflation adjustments. The U.S. Treasury is expected to clarify the definition of gross receipts prior to when the eligibility period begins in 2024. We are continuing to analyze the impact of the IRA on our nuclear units including additional future guidance from the U.S. Treasury and the impact of PTCs on expected ZEC payments. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
Current Inflationary Environment
The current inflationary environment has prompted the Federal Reserve to tighten monetary policy resulting in higher interest rates, which have impacted financial markets, reducing the value of fixed income investments and created uncertainty about the future economic outlook weakening equity markets. These factors have resulted in negative returns on our pension assets during 2022. As our pension costs are set at the beginning of the calendar year, there was no impact on pension costs for 2022 resulting from asset performance during the year. However, pension costs in 2023 will be and future years are expected to be materially impacted from returns on 2022 pension assets. The higher interest rates translate into a higher discount rate for our pension obligations, which lowers our pension liability and positively affects our funded ratio, which remains strong.
In February 2023, PSE&G received an accounting order from the BPU authorizing PSE&G to modify its method for calculating the amortization of the net actuarial gain or loss component of pension expense for ratemaking purposes. This order will mitigate some of the volatility in earnings and customer rates related to our pension trust performance, and is effective for calendar year 2023 and forward. As a result of this order, PSEG’s 2023 pension expense, net of amounts capitalized, will be reduced by $59 million, resulting in a pension credit of $16 million.
Further, higher interest rates on borrowings will contribute to higher interest expense on variable rate debt, which has increased due to cash collateral postings, and to long-term rates on future financing plans. During September and October 2022, PSEG entered into floating-to-fixed interest rate swaps totaling $1.05 billion in order to reduce the volatility in interest expense for PSEG Parent’s $500 million variable rate term loan due May 2023 and a portion of PSEG Power’s $1.25 billion variable rate term loan due March 2025. Inflation will also result in upward pressure on operating costs and capital spending.

Tax Legislation
Future federal and state tax legislation and clarification of existing legislation could have a material impact on our effective tax rate and cash tax position.
The IRA enacted a new 15% corporate alternative minimum tax, effective in 2023, a PTC for existing nuclear generation facilities and allows energy tax credits to be transferable. Many aspects of the IRA remain unclear and in need of further guidance; therefore, we cannot determine the impact the IRA will have on PSEG’s and PSE&G’s results of operations, financial condition and cash flows.
In 2020, the Internal Revenue Service (IRS) issued final and proposed Section 163(j) regulations addressing the limitation on deductible business interest expense, increasing the amount of interest that can be deducted by unregulated businesses in years before 2022. The portion of PSEG’s and PSEG Power’s business interest expense that was disallowed in 2018 and 2019 is now deductible in those respective years.
Additionally, the federal Coronavirus Aid, Relief, and Economic Security Act (CARES Act) allowed us to carry back the 2018 tax net operating loss (NOL) generated by the final Section 163(j) regulations to 2023. In December 2022, the IRS approved our carry back claim, providing a $28 million tax benefit.
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance to capitalize on or otherwise address regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we will continue to:
•obtain approval of and execute on our utility capital investment program to modernize our infrastructure, improve the reliability and resilience of the service we provide to our customers, and align our sustainability and climate goals with New Jersey’s energy policy,
•seek a fair return for our T&D investments through our transmission formula rate, existing rate incentives, distribution infrastructure and clean energy investment programs and periodic distribution base rate case proceedings,
•focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•manage the risks and opportunities in federal and state clean energy policies, which is an integral part of our long-term strategy,
•successfully manage our obligations and re-contract our open positions in response to changes in prices and demand,
•advocate for appropriate regulatory guidance on the federal nuclear PTC to ensure long-term support for New Jersey’s largest carbon-free generation resource, and adapt our hedging program accordingly,
•engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business, and
•deliver on our human capital management strategy to attract, develop and retain a diverse, high-performing workforce.
In addition to the risks described elsewhere in this Form 10-K for 2022 and beyond, the key issues and challenges we expect our business to confront include:
•regulatory and political uncertainty, both with regard to transmission planning and rates policy, the role of distribution utilities and decarbonization impacts, future energy policy, design of energy and capacity markets, and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,
•the current inflationary environment and associated volatility in the financial markets, including the impact on our pension fund performance and interest rates on our future financing plans,
•increases in commodity prices and customer rates, which may adversely affect customer collections and future regulatory proceedings,
•the increasing frequency, sophistication and magnitude of cybersecurity attacks against us and our respective vendors and business partners who may have our sensitive information and/or access to our environment, and the increasing frequency and magnitude of physical attacks on electric and gas infrastructure;
•future changes in federal and state tax laws or any other associated tax guidance, and
•the impact of changes in demand, natural gas and electricity prices, and expanded efforts to decarbonize several sectors of the economy.

We continually assess a broad range of strategic options to maximize long-term shareholder value and address the interests of our multiple stakeholders. We consider a wide variety of factors when determining how and when to efficiently deploy capital, including the performance and prospects of our businesses; returns and the sustainability and predictability of future earnings streams; the views of investors, regulators, public policy initiatives, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:
•investments in PSE&G, including T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments such as CEF-EE, CEF-EV, CEF-ES and Solar,
•continued operation of our nuclear generation facilities that are supported through the PTC through 2032 and can enable certain enhancements to the units as well as potential license extensions,
•investments in regional offshore wind regulated transmission, should New Jersey pursue the development of an offshore network, with returns that provide revenue predictability and reasonable risk-adjusted returns, and
•acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.
There can be no assurance, however, that we will successfully develop and execute any of the strategic options noted above, or any additional options we may consider in the future. The execution of any such strategic plan may not have the expected benefits or may have unexpected adverse consequences.

RESULTS OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
Earnings (Losses)	Millions, except per share data
PSE&G	$1,565	$1,446	$1,327
PSEG Power & Other (A)(B)	(534)	(2,094)	578
PSEG Net Income (Loss)	$1,031	$(648)	$1,905

PSEG Net Income (Loss) Per Share (Diluted)	$2.06	$(1.29)	$3.76

(A)PSEG Power & Other results in 2022 include after-tax impairments of $92 million related to certain Energy Holdings investments and additional adjustments related to the sale of PSEG Power’s fossil generation assets. PSEG Power & Other results in 2021 include an after-tax impairment loss and other associated charges, including debt extinguishment costs, of $2,158 million related to the sale of PSEG Power’s fossil generation assets. PSEG Power & Other results in 2020 include an after-tax gain of $86 million related to the sale of Power’s ownership interest in the Yards Creek generation facility. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
(B)Other includes after-tax activities at the parent company, PSEG LI and Energy Holdings as well as intercompany eliminations.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Years Ended December 31,
	2022	2021	2020
	Millions, after tax
NDT Fund and Related Activity (A) (B)	$(174)	$108	$137
Non-Trading MTM Gains (Losses) (C)	$(457)	$(446)	$(58)

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
(B)Net of tax (expense) benefit of $97 million, $(70) million and $(94) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(C)Net of tax benefit of $178 million, $174 million and $23 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Net Income in 2022 as compared to a Net Loss in 2021 was driven primarily by
•an impairment loss and related charges taken in 2021 as a result of the sale of the fossil generation assets at PSEG Power (see Item 8. Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information),
•higher earnings due to continued investments in T&D programs at PSE&G, and
•the favorable impact of the Conservation Incentive Program (CIP) in 2022 at PSE&G,
•partially offset by net unrealized losses on equity securities in 2022 in the NDT Fund and net realized losses in 2022 as compared to net realized gains in 2021.
Our results of operations are primarily comprised of the results of operations of our principal operating segments, PSE&G and PSEG Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 8. Note 26. Related-Party Transactions.
PSEG

				Increase / (Decrease)		Increase / (Decrease)
	Years Ended December 31,
	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
	Millions			Millions	%	Millions	%
Operating Revenues	$9,800	$9,722	$9,603	$78	1	$119	1
Energy Costs	4,018	3,499	3,056	519	15	443	14
Operation and Maintenance	3,178	3,226	3,115	(48)	(1)	111	4
Depreciation and Amortization	1,100	1,216	1,285	(116)	(10)	(69)	(5)
(Gains) Losses on Asset Dispositions and Impairments	123	2,637	(123)	(2,514)	(95)	2,760	N/A
Income from Equity Method Investments	14	16	14	(2)	(13)	2	14
Net Gains (Losses) on Trust Investments	(265)	194	253	(459)	N/A	(59)	(23)
Other Income (Deductions)	124	98	115	26	27	(17)	(15)
Non-Operating Pension and OPEB Credits (Costs)	376	328	249	48	15	79	32
Loss on Extinguishment of Debt	—	(298)	—	298	N/A	(298)	N/A
Interest Expense	628	571	600	57	10	(29)	(5)
Income Tax (Benefit) Expense	(29)	(441)	396	412	(93)	(837)	N/A

The 2022, 2021 and 2020 amounts in the preceding table for Operating Revenues and O&M costs each include $516 million, $511 million and $520 million, respectively, for PSEG LI’s subsidiary, Long Island Electric Utility Servco, LLC (Servco). These amounts represent the O&M pass-through costs for the Long Island operations, the full reimbursement of which is reflected in Operating Revenues. See Item 8. Note 5. Variable Interest Entities for additional information. The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.

PSE&G

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
	Millions			Millions	%	Millions	%
Operating Revenues	$7,935	$7,122	$6,608	$813	11	$514	8
Energy Costs	3,270	2,688	2,469	582	22	219	9
Operation and Maintenance	1,838	1,692	1,614	146	9	78	5
Depreciation and Amortization	935	928	887	7	1	41	5
Gain on Asset Dispositions	—	(4)	(1)	4	N/A	(3)	N/A
Net Gains (Losses) on Trust Investments	(2)	2	3	(4)	N/A	(1)	(33)
Other Income (Deductions)	88	88	108	—	—	(20)	(19)
Non-Operating Pension and OPEB Credits (Costs)	281	264	205	17	6	59	29
Interest Expense	427	402	388	25	6	14	4
Income Tax Expense	267	324	240	(57)	(18)	84	35

Year Ended December 31, 2022 as compared to 2021
Operating Revenues increased $813 million due to changes in delivery, clause, commodity and other operating revenues.
Delivery Revenues increased $209 million.
•Gas distribution revenues increased $129 million due primarily to increases of $55 million from collection of the GSMP in base rates, $54 million from higher sales volumes and $18 million in CIP decoupling revenues.
•Electric distribution revenues increased $47 million due primarily to $30 million from CIP decoupling revenue and $20 million from an Energy Strong II rate roll-in.
•Electric distribution and gas distribution revenue requirements were $28 million higher due primarily to a net decrease in the flowback to customers of excess deferred income tax liabilities and tax repair-related accumulated deferred income taxes, which is offset in Income Tax Expense.
•Transmission revenues increased $5 million due to an increase in revenue requirements attributable to higher rate base investment, partially offset by the estimated impact of the ROE settlement.
Clause Revenues increased $4 million due primarily to $35 million in higher Societal Benefits Clause (SBC) collections, partially offset by a $30 million decrease in Tax Adjustment Credits (TAC) and Green Program Recovery Charge (GPRC) deferrals. The changes in SBC collections and TAC and GPRC deferrals were entirely offset by the amortization of related costs (Regulatory Assets) in O&M, D&A and Interest and Tax Expenses. PSE&G does not earn margin on SBC collections or TAC and GPRC deferrals.
Commodity Revenues increased $551 million due to higher Gas revenues and Electric revenues. The changes in Commodity Revenues for both gas and electric are entirely offset by changes in Energy Costs. PSE&G earns no margin on the provision of basic gas supply service (BGSS) and basic generation service (BGS) to retail customers.
•Gas revenues increased $393 million due primarily to $335 million from higher BGSS prices and $60 million from higher BGSS sales volumes.
•Electric revenues increased $158 million due primarily to $140 million from higher BGS sales volumes and $20 million from higher prices.
Other Operating Revenues increased $49 million due primarily to a $25 million increase in appliance service revenues, and an $18 million increase from the Successor Solar Incentive Program (SuSI) and Solar Renewable Energy Credits (SREC) revenues. The changes in SuSI and SREC revenues are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $582 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $146 million due primarily to increases of $82 million in clause and renewable related expenses, $45 million in higher operational costs and $13 million in injuries and damages.
Depreciation and Amortization increased $7 million due primarily to an increase in depreciation due to higher plant placed in service, partially offset by a decrease due to lower transmission depreciation rates effective August 1, 2021 and a decrease in the amortization of Regulatory Assets.
Non-Operating Pension and OPEB Credits (Costs) increased $17 due primarily to a $51 million decrease in amortization of the net actuarial loss, partially offset by a $21 million decrease in the expected return on plan assets and a $13 million increase in interest cost.
Interest Expense increased $25 million due primarily to long-term debt issuances in 2022 and 2021, partially offset by debt maturities in 2021.
Income Tax Expense decreased $57 million due primarily to an increase in flowback of excess deferred income tax benefits, an increase in tax benefits from the CEF program investments, and a decrease in bad debt flow-through tax expense.
Year Ended December 31, 2021 as compared to 2020
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 24, 2022 for information related to the year ended December 31, 2021 as compared to 2020, which information is incorporated herein by reference.
PSEG Power & Other

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
	Millions			Millions	%	Millions	%
Operating Revenues	$3,266	$3,767	$4,229	$(501)	(13)	$(462)	(11)
Energy Costs	2,149	1,978	1,821	171	9	157	9
Operation and Maintenance	1,340	1,534	1,501	(194)	(13)	33	2
Depreciation and Amortization	165	288	398	(123)	(43)	(110)	(28)
(Gains) Losses on Asset Dispositions and Impairments	123	2,641	(122)	(2,518)	(95)	2,763	N/A
Income from Equity Method Investments	14	16	14	(2)	(13)	2	14
Net Gains (Losses) on Trust Investments	(263)	192	250	(455)	N/A	(58)	(23)
Other Income (Deductions)	36	10	7	26	N/A	3	43
Non-Operating Pension and OPEB Credits (Costs)	95	64	44	31	48	20	45
Loss on Extinguishment of Debt	—	(298)	—	298	N/A	(298)	N/A
Interest Expense	201	169	212	32	19	(43)	(20)
Income Tax Expense (Benefit)	(296)	(765)	156	469	(61)	(921)	N/A

Year Ended December 31, 2022 as compared to 2021
Operating Revenues decreased $501 million due to changes in generation, gas supply and other operating revenues.
Generation Revenues decreased $1,300 million due primarily to
•a net decrease of $807 million due primarily to lower volumes sold in the PJM, New England (NE) and New York (NY) regions primarily due to the sale of the fossil generating plants in February 2022, coupled with lower average realized prices in the PJM region, partially offset by higher average realized prices in the NE and NY regions,
•a net decrease of $234 million in capacity revenue due primarily to the sale of the fossil generating plants coupled with lower capacity prices in the PJM region, partially offset by decreases in capacity expenses due to lower load volumes served,
•a net decrease of $216 million due primarily to lower volumes of electricity sold under the BGS contracts, partially offset by less transmission services under the BGS contracts that were transferred from the BGS suppliers to the

Electric Distribution Companies (EDCs) in February 2021,
•a net decrease of $37 million in ancillary revenues due primarily to the sale of the fossil generating plants, and
•a net decrease of $24 million in solar revenues due to the sale of the solar plants in June 2021,
•partially offset by a net increase of $16 million due to lower MTM losses in 2022 as compared to 2021. Of this amount, there was a $368 million increase due to gains on positions reclassified to realized upon settlement in 2022 as compared to losses in 2021, partially offset by a $352 million decrease due to changes in forward prices.
Gas Supply Revenues increased $788 million due primarily to
•a net increase of $481 million in sales under the BGSS contract due primarily to $419 million from higher prices and $62 million from higher sales volumes,
•a net increase of $282 million related to sales to third parties, primarily due to $248 million from higher sales prices and $34 million from higher sales volumes, and
•an increase of $25 million due primarily to changes in forward prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $171 million due to
Gas costs increased $721 million due primarily to
•a net increase of $478 million related primarily to sales under the BGSS contract, of which $425 million was due to the higher average cost of gas and $53 million due to higher send out volumes, and
•a net increase of $243 million related to sales to third parties, of which $213 million was due to an increase in the average cost of gas and $30 million to higher volumes sold.
Generation costs decreased $550 million due primarily to
•a net decrease of $413 million in fuel costs, due primarily to lower volumes of gas used in the PJM, NY, and NE regions caused by the sale of the fossil generating plants, partially offset by higher gas prices. Additionally, there was a decrease in coal costs in the NE region due to the retirement of the Bridgeport Harbor 3 (BH3) plant in 2021,
•a net decrease of $142 million in energy purchases due primarily to lower renewable energy credit (REC) requirements and lower ancillary charges caused by decreases in load served in the PJM and NE regions,
•a net decrease of $33 million in emission costs due to the sale of the fossil generating plants, and
•a net decrease of $17 million in transmission costs due primarily to the impact from transfer of responsibility for firm transmission services under BGS contracts from BGS suppliers to the EDCs,
•partially offset by a net increase of $56 million due to net MTM losses in 2022 as compared to net MTM gains in 2021. Of this amount, there was a $42 million increase due to positions reclassified to realized upon settlement in 2022 as compared to 2021, coupled with a $15 million increase due to changes in forward prices.
Operation and Maintenance decreased $194 million due primarily to the sale of the fossil generating plants in February 2022 and the sale of our ownership interest in the solar plants in June 2021.
Depreciation and Amortization decreased $123 million due primarily to ceasing depreciation expense on the then pending sales of the solar and fossil generating plants since May and August 2021, respectively, and the retirement of BH3 in 2021, partially offset by higher depreciation related to an increase in the nuclear AROs in 2021.
(Gains) Losses on Asset Dispositions and Impairments The $123 million loss in 2022 reflects an impairment loss of $50 million due to the sale of the fossil generating plants in February 2022, partially offset by a $5 million gain on a land sale at PSEG Power and pre-tax impairments of $78 million at Energy Holdings related to one of its domestic energy generating facilities and its real estate assets. The $2,641 million net loss in 2021 reflects impairment losses due to the sale of the fossil generating plants and other impairments, partially offset by a $63 million gain from the sale of PSEG Solar Source (Solar Source) in 2021. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
Net Gains (Losses) on Trust Investments decreased $455 million due primarily to NDT investments with an increase of $224 million of net unrealized losses on equity securities as compared to 2021 and $50 million of net realized losses in 2022 as compared to $166 million of net realized gains in 2021.

Other Income (Deductions) increased $26 million due primarily to lower donations at the parent company.
Non-Operating Pension and OPEB Credits (Costs) increased $31 million due to a $22 million decrease in the amortization of the net actuarial loss and a $29 million increase in the expected return on plan assets, partially offset by an $18 million increase in interest cost and $2 million in co-owner charges.
Loss on Extinguishment of Debt represents a loss incurred in 2021 for a make whole premium that was payable upon early redemption of all outstanding PSEG Power Senior Notes and other non-cash debt extinguishment costs.
Interest Expense increased $32 million due primarily to increases from issuances of term loans at PSEG Power and term loans and commercial paper at the parent company, partially offset by the early redemption of all outstanding PSEG Power debt obligations in 2021.
Income Tax Benefit decreased $469 million due primarily to a lower pre-tax loss in 2022, partially offset by the recapture of investment tax credits (ITCs) related to the sale of Solar Source in 2021, increased tax benefits on losses from the NDT qualified fund in 2022, and the tax benefit of PSEG’s federal 2018 carryback claim in 2022.
Year Ended December 31, 2021 as compared to 2020
Operating Revenues decreased $462 million due to changes in generation, gas supply and other operating revenues.
Generation Revenues decreased $668 million due primarily to
•a net decrease of $606 million due to higher MTM losses in 2021 as compared to 2020. Of this amount, there was a $624 million decrease due to changes in forward prices, partially offset by an $18 million increase due to less losses on positions reclassified to realized upon settlement in 2021,
•a net decrease of $288 million due primarily to $201 million from lower volumes of electricity sold under the BGS contracts, coupled with an $87 million impact from the transfer of responsibility for firm transmission services from BGS suppliers to the EDCs, and
•a net decrease of $29 million in solar revenues due to the sale of the solar plants in June 2021,
•partially offset by a net increase of $188 million due primarily to higher average realized prices and higher volumes sold in the PJM, NE and NY regions, and
•a net increase of $64 million in capacity revenues due primarily to increases in auction prices, coupled with decreases in capacity charges due to lower BGS and other load obligations in the PJM region, partially offset by lower capacity prices and the retirement of the BH3 coal plant in the NE region.
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
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $157 million due to
Generation costs decreased $13 million due primarily to
•a net decrease of $147 million in transmission costs due primarily to an $87 million impact from the transfer of responsibility for firm transmission services under BGS contracts from BGS suppliers to the EDCs, coupled with a $60 million decrease in other transmission costs, mainly from lower volumes of electricity sold under the BGS contracts, and
•a net decrease of $66 million due to higher net MTM gains in 2021. Of this amount, there was a $52 million decrease due to changes in forward prices, coupled with a $14 million decrease due to more gains on positions reclassified to realized upon settlement in 2021,
•partially offset by a net increase of $157 million in fuel costs, reflecting higher gas prices and higher volumes in the PJM, NY, and NE regions, and
•a net increase of $42 million in energy purchases due primarily to an increase in purchased volumes in the PJM region to meet physical energy sales. This was partially offset by a decrease in REC requirements caused by decreases in load served in the PJM region.

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
Operation and Maintenance increased $33 million due primarily to a refueling outage in 2021 at our 100%-owned Hope Creek nuclear plant as compared to an outage in 2020 at our 57%-owned Salem 2 nuclear plant and severance costs related to the sale of the fossil generating plants, partially offset by lower costs in 2021 due to the sale of our ownership interest in the solar plants in June 2021.
Depreciation and Amortization decreased $110 million due primarily to ceasing depreciation expense on the solar and fossil generating plants since May and August, 2021, respectively, and the retirement of BH3 in 2021.
(Gains) Losses on Asset Dispositions and Impairments The loss in 2021 primarily reflects a $2,691 million impairment due to the sale of the fossil generating plants and other impairments, partially offset by a $63 million gain from the sale of the solar plants. The $122 million gain in 2020 was due to the sale of our ownership interest in the Yards Creek generation facility. See Item 8. Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
Net Gains (Losses) on Trust Investments decreased $58 million due primarily to a $101 million decrease in net unrealized gains on equity investments in the NDT Fund, partially offset by a $46 million increase in net realized gains on NDT Fund investments.
Other Income (Deductions) increased $3 million due primarily to less purchases of NOL tax benefits under the New Jersey Technology Tax Benefit Transfer Program at the parent company and higher interest and dividend income on NDT Fund investments in 2021, partially offset by higher donations at the parent company.
Non-Operating Pension and OPEB Credits (Costs) increased $20 million due to a $19 million decrease in interest cost and a $9 million increase in the expected return on plan assets, partially offset by a $5 million increase in the amortization of net prior service cost and net actuarial loss and $3 million in co-owner charges.
Loss on Extinguishment of Debt represents a loss incurred in 2021 for a make whole premium that was payable upon early redemption of all remaining outstanding Senior Notes and other non-cash debt extinguishment costs.
Interest Expense decreased $43 million due primarily to the early redemption of all remaining outstanding debt obligations of PSEG Power in October 2021.
Income Tax Expense decreased $921 million due primarily to lower pre-tax income in 2021, partially offset by the recapture of ITCs related to the sale of the solar plants in 2021, the tax benefit in 2020 from changes in uncertain tax positions as a result of the settlement of the 2011-2016 federal income tax audits, and the purchase of less New Jersey NOL tax benefits in 2021.
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
PSE&G’s sources of external liquidity include a $1 billion multi-year revolving credit facility. PSE&G uses internally generated cash flow and its commercial paper program to meet seasonal, intra-month and temporary working capital needs. PSE&G does not engage in any intercompany borrowing or lending arrangements. PSE&G maintains back-up credit facilities in an amount sufficient to cover the commercial paper and letters of credit outstanding. PSE&G’s dividend payments to/capital contributions from PSEG are consistent with its capital structure objectives which have been established to maintain investment grade credit ratings. PSE&G’s long-term financing plan is designed to replace maturities, fund a portion of its capital program and manage short-term debt balances. Generally, PSE&G uses either secured medium-term notes or first mortgage bonds to raise long-term capital.
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

PSEG and PSEG Power have access through sub-limits to a revolving Master Credit Facility, which provides for $2.75 billion of multi-year credit capacity. The current PSEG sub-limit is $1.5 billion and current PSEG Power sub-limit is $1.25 billion. Sub-limits can be adjusted subject to the terms of the Master Credit Facility.
PSEG’s available sources of external liquidity may include the issuance of long-term debt securities and the incurrence of additional indebtedness through our commercial paper program back-stopped by our credit facilities. Our current sources of external liquidity include the Master Credit Facility. This facility is available to back-stop PSEG’s commercial paper program, issue letters of credit and for general corporate purposes. PSEG’s Master Credit Facility and the commercial paper program are available to support PSEG’s working capital needs and are also available to make equity contributions or provide liquidity support to its subsidiaries. Additionally, from time to time, PSEG enters into short-term loan agreements designed to enhance its liquidity position.
PSEG Power’s sources of external liquidity include the Master Credit Facility and PSEG Power’s letter of credit facilities. Credit capacity is primarily used to provide collateral in support of PSEG Power’s forward energy sale and forward fuel purchase contracts as the market prices for energy and fuel fluctuate, and to meet potential collateral postings in the event that PSEG Power is downgraded to below investment grade by Standard & Poor’s (S&P) or Moody’s. PSEG Power’s dividend payments to PSEG are also designed to be consistent with its capital structure objectives which have been established to maintain investment grade credit ratings and provide sufficient financial flexibility.
Operating Cash Flows
We continue to expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund planned capital expenditures and shareholder dividends.
For the year ended December 31, 2022, our operating cash flow decreased $233 million. The net decrease was primarily due to the sale of the fossil generation plants in February 2022, and a $244 million increase in payments to counterparties at PSEG Power and the net change at PSE&G, as discussed below. In addition, there were tax payments in 2022 as compared to tax refunds in 2021 at the parent company.
PSE&G
PSE&G’s operating cash flow increased $304 million from $1,724 million to $2,028 million for the year ended December 31, 2022, as compared to 2021, due primarily to decreases in vendor and electric energy payments, lower tax payments, higher earnings in 2022, and an increase in cash collateral postings received from BGS suppliers. This was partially offset by an increase in net accounts receivable due to ongoing delayed collections as a result of COVID-19 moratoriums in 2022, increases in materials and supplies to support our electric AMI program as well as an increase in material purchases in 2022 due to easing of prior year supply chain shortages, and a net increase in regulatory deferrals in 2022.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facility.
Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs.
During the second half of 2021 and continuing throughout 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in our daily collateral requirements which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $1.5 billion at the end of December. Subsequent to December 2022, collateral postings have decreased but PSEG Power continued to experience significant fluctuations in its daily collateral requirements. Net cash collateral postings were approximately $700 million on February 17, 2023. While currently off their highs experienced during 2022, collateral postings could remain volatile into 2023. However, as historical lower-priced trades continue to settle through 2024, collateral is expected to be returned as we satisfy our obligations under those contracts. Proceeds from the sale of Fossil, the closing of a $1.25 billion term loan in March 2022 at PSEG Power, and short-term borrowings at PSEG have contributed to available liquidity to help support PSEG Power’s collateral requirements in 2022.
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

In April 2022 and May 2022, PSEG entered into 364-day variable rate term loan agreements for $1.5 billion and $500 million, respectively. In January 2023, PSEG repaid $750 million of the $1.5 billion term loan due in April 2023. These term loans are not included in the credit facility amounts presented in the following table.
Our total committed credit facilities and available liquidity as of December 31, 2022 were as follows:

Company/Facility	As of December 31, 2022
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$202	$1,298
PSE&G	1,000	18	982
PSEG Power	1,650	241	1,409
Total	$4,150	$461	$3,689

For additional information, see Item 8. Note 16. Debt and Credit Facilities.
We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of December 31, 2022, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12 month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $878 million and $1,151 million as of December 31, 2022 and 2021, respectively. See Item 8. Note 15. Commitments and Contingent Liabilities for additional discussion of PSEG Power’s agreements.
Long-Term Debt Financing
During the next twelve months,
•PSEG has $750 million of 0.841% Senior Notes due November 2023,
•PSE&G has $500 million of 2.38% of Medium-Term Notes Series I, due May 2023, and
•PSE&G has $325 million of 3.25% of Medium-Term Notes, Series M, due September 2023.
For additional information, see Item 8. Note 16. Debt and Credit Facilities.
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
In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of December 31, 2022, PSE&G’s Mortgage coverage ratio was 3.4 to 1 and the Mortgage would permit up to approximately $7.8 billion aggregate principal amount of new Mortgage Bonds to be issued against additions and improvements to its property.
Default Provisions
Our bank credit agreements and indentures contain various, customary default provisions that could result in the potential acceleration of indebtedness under the defaulting company’s agreement.

In particular, PSEG’s bank credit agreements contain provisions under which certain events, including an acceleration of material indebtedness under PSE&G’s and PSEG Power’s respective financing agreements, a failure by PSE&G or PSEG Power to satisfy certain final judgments and certain bankruptcy events by PSE&G or PSEG Power, would constitute an event of default under the PSEG bank credit agreements. Under the PSEG bank credit agreements, it would also be an event of default if either PSE&G or PSEG Power ceases to be wholly owned by PSEG. The PSE&G and PSEG Power bank credit agreements include similar default provisions; however, such provisions only relate to the respective borrower under such agreement and its subsidiaries and do not contain cross default provisions to each other. The PSE&G and PSEG Power bank credit agreements do not include cross default provisions relating to PSEG. Each of PSE&G’s and PSEG Power’s bank credit agreements also contain limitations on the incurrence of liens by it and certain of its subsidiaries and PSEG Power’s bank credit agreements contain restrictions on the incurrence of certain subsidiary debt.
PSEG’s existing notes include a cross acceleration provision that may be triggered upon the acceleration of more than $75 million of indebtedness incurred by PSEG. Such provision does not extend to an acceleration of indebtedness by any of PSEG’s subsidiaries. Under PSE&G’s medium-term note indenture, an event of default under PSE&G’s mortgage indenture and acceleration of the mortgage bonds would constitute an event of default.
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
Fluctuations in commodity prices or a deterioration of PSEG Power’s credit rating to below investment grade could increase PSEG Power’s required margin postings under various agreements entered into in the normal course of business. PSEG Power believes it has sufficient liquidity to meet the required posting of collateral which would result from a credit rating downgrade to below investment grade by S&P or Moody’s at today’s market prices.
Common Stock Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2022	2021	2020
Per Share	$2.16	$2.04	$1.96
in Millions	$1,079	$1,031	$991

On February 14, 2023, our Board of Directors approved a $0.57 per share common stock dividend for the first quarter of 2023. This reflects an indicative annual dividend rate of $2.28 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 8. Note 24. Earnings Per Share (EPS) and Dividends.
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
Other Comprehensive Income
For the year ended December 31, 2022, we had Other Comprehensive Loss of $200 million on a consolidated basis. The Other Comprehensive Loss was due primarily to $132 million of net unrealized losses related to Available-for-Sale Debt Securities, and a decrease of $71 million related to pension and other postretirement benefits, partially offset by $3 million of unrealized gains on derivative contracts accounted for as hedges. See Item 8. Note 23. Accumulated Other Comprehensive Income (Loss), Net of Tax for additional information.
CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. Projected capital construction and investment expenditures, excluding nuclear fuel purchases, for the next three years are presented in the following table. These projections include Allowance for Funds Used During Construction for PSE&G and Interest Capitalized During Construction for PSEG’s other subsidiaries. These amounts are subject to change, based on various factors. Amounts shown below for PSE&G include currently approved programs. We intend to continue to invest in infrastructure modernization and will seek to extend these and related programs as appropriate.

	2023	2024	2025
		Millions
PSE&G:
Transmission	$725	$490	$545
Electric Distribution	1,270	960	840
Gas Distribution	1,140	925	1,035
Clean Energy	340	510	465
Total PSE&G	$3,475	$2,885	$2,885
Other	165	165	170
Total PSEG	$3,640	$3,050	$3,055

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
•Clean Energy—investments associated with customer EE programs, infrastructure supporting EVs and grid-connected solar.
In 2022, PSE&G made $2,590 million of capital expenditures, primarily for T&D system reliability. This does not include expenditures for EE and EV programs of approximately $286 million and cost of removal, net of salvage, of $129 million, which are included in operating cash flows.
    Other
PSEG’s other projected expenditures are primarily comprised of investments to maintain and enhance current nuclear operations and opportunities to increase nuclear generation at PSEG Power and to purchase software and office equipment at Services.
In 2022, PSEG’s other capital expenditures were $105 million, excluding $193 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power.
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
The table below does not reflect any anticipated cash payments for pension and OPEB or AROs due to uncertain timing of payments. See Item 8. Note 14. Pension and Other Postretirement Benefits (OPEB) and Savings Plans and Note 13. Asset Retirement Obligations (AROs) for additional information.

	Total Amount Committed	Less Than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years
	Millions
Long-Term Recourse Debt Maturities
PSEG	$4,146	$750	$1,300	$700	$1,396
PSE&G	12,790	825	1,100	1,300	9,565
PSEG Power	1,250	—	1,250	—	—
Interest on Recourse Debt
PSEG	563	109	172	153	129
PSE&G	6,694	436	805	746	4,707
PSEG Power	131	60	71	—	—
Operating Leases
PSE&G	109	15	22	16	56
Other	126	20	31	31	44
Energy-Related Purchase Commitments
PSEG Power	2,415	776	935	505	199
Total	$28,224	$2,991	$5,686	$3,451	$16,096

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

Assumption	2022	2021	2020
Pension
Discount Rate	5.20%	2.94%	2.61%
Expected Rate of Return on Plan Assets	7.20%	7.70%	7.70%
OPEB
Discount Rate	5.16%	2.82%	2.46%
Expected Rate of Return on Plan Assets	7.20%	7.69%	7.70%

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
We utilize a corridor approach that reduces the volatility of reported costs/credits. The corridor requires differences between actuarial assumptions and plan results be deferred and amortized as part of the costs/credits. This occurs only when the accumulated differences exceed 10% of the greater of the benefit obligation or the fair value of plan assets as of each year-end. For one of PSEG’s qualified pension plans, the excess would be amortized over the average remaining expected life of inactive participants, which is approximately eighteen years. For PSEG’s other qualified pension plan, the excess would be amortized over the average remaining service period of active employees, which is approximately fourteen years.
Effect if Different Assumptions Used: As part of the business planning process, we have modeled future costs assuming an 8.10% expected rate of return and a 5.20% discount rate for 2023 pension costs/credits and a 5.16% discount rate for 2023 OPEB costs/credits. The 8.10% expected rate of return on assets for 2023 has increased as compared to 2022, as increasing interest rates during 2022 were a significant contributor to the reduction in pension assets during the year and drove the increase in the expected rate of return. Based upon these assumptions, we have estimated a net periodic pension expense in 2023 of approximately $21 million, or a net periodic pension credit of $16 million, net of amounts capitalized, and a net periodic OPEB credit in 2023 of approximately $43 million, or $44 million, net of amounts capitalized. Our 2023 net periodic pension amounts include the impact of the accounting order approved by the BPU authorizing PSE&G to modify its pension accounting for ratemaking purposes. See a discussion in Item 7. MD&A—Executive Overview of 2022 and Future Outlook for further details. Actual future pension costs/credits and funding levels will depend on future investment performance, changes in discount rates, market conditions, funding levels relative to our projected benefit obligation and accumulated benefit obligation and various other factors related to the populations participating in the pension plans. Actual future OPEB costs/credits will depend on future investment performance, changes in discount rates, market conditions, and various other factors.
The following chart reflects the sensitivities associated with a change in certain assumptions. The effects of the assumption changes shown below solely reflect the impact of that specific assumption.

	% Change	Impact on Benefit Obligation as of December 31, 2022	Increase to Costs in 2023	Increase to Costs, net of Amounts Capitalized in 2023
Assumption		Millions
Pension
Discount Rate	(1)%	$619	$24	$17
Expected Rate of Return on Plan Assets	(1)%	N/A	$47	$47
OPEB
Discount Rate	(1)%	$79	$11	$11
Expected Rate of Return on Plan Assets	(1)%	N/A	$4	$4

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
For PSEG Power, cash flows for long-lived assets and asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The cash flows from the nuclear generation units are evaluated at the portfolio level. These tests require significant estimates and judgment when developing expected future cash flows. Significant inputs may include, but are not limited to, forward power prices, expected PTC payments, ZEC payments for the New Jersey nuclear assets, fuel costs, other operating and capital expenditures, the cost of borrowing and asset sale prices and probabilities associated with any potential sale prior to the end of the estimated useful life or the early retirement of assets. The assumptions used by management incorporate inherent uncertainties that are at times difficult to predict and could result in impairment charges or accelerated depreciation in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.
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
Nuclear Decommissioning AROs
AROs related to the future decommissioning of PSEG Power’s nuclear facilities comprised approximately 74% or $1,105 million of PSEG’s total AROs as of December 31, 2022. PSEG Power determines its AROs for its nuclear units by assigning probability weighting to various discounted cash flow outcomes for each of its nuclear units that incorporate the assumptions above as well as:
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
Effect if Different Assumptions Used: Changes in the assumptions could result in a material change in the ARO balance sheet obligation and the period over which we accrete to the ultimate liability. Had the following assumptions been applied, our estimates of the approximate impacts on the Nuclear ARO as of December 31, 2022 are as follows:
•A decrease of 1% in the discount rate would result in a $41 million increase in the Nuclear ARO.
•An increase of 1% in the inflation rate would result in a $329 million increase in the Nuclear ARO.
•If the federal government were to discontinue reimbursing us for assumed specific spent fuel costs as prescribed under the Nuclear Waste Policy Act, the Nuclear ARO would increase by $161 million.
•If we would elect or be required to decommission under a DECON alternative at Salem and Hope Creek, the Nuclear ARO would increase by $557 million.
•If PSEG Power were to increase its early shutdown probability to 100% and retire Salem and Hope Creek starting in 2032, which is significantly earlier than the end of their current license periods, the Nuclear ARO would increase by $102 million. For additional information, see Item 8. Note 4. Early Plant Retirements/Asset Dispositions and Impairments.

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

	MTM VaR
	Years Ended December 31,
	2022	2021
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$122	$71
Average for the Period	$152	$36
High	$365	$113
Low	$70	$7

99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$191	$112
Average for the Period	$239	$57
High	$572	$178
Low	$110	$11

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
As of December 31, 2022, a hypothetical 10% increase in market interest rates would result in an additional $6 million in pre-tax annual interest costs related to either the current or the long-term portion of long-term debt, and term loan agreements.
Debt and Equity Securities
As of December 31, 2022, we had $5.3 billion of net assets in trust for our pension and OPEB plans. Although fluctuations in market prices of securities within this portfolio do not directly affect our earnings in the current period, changes in the value of these investments could affect
•our future contributions to these plans,
•our financial position if our accumulated benefit obligation under our pension plans exceeds the fair value of the pension trust funds, and
•future earnings, as we could be required to adjust pension expense and the assumed rate of return.
The NDT Fund is comprised primarily of fixed income and equity securities. As of December 31, 2022, the portfolio included $1.1 billion of equity securities and $1.1 billion in fixed income securities. The fair market value of the assets in the NDT Fund will fluctuate primarily depending upon the performance of equity markets. As of December 31, 2022, a hypothetical 10% change in the equity market would impact the value of the equity securities in the NDT Fund by approximately $110 million.
We use duration to measure the interest rate sensitivity of the fixed income portfolio. Duration is a summary statistic of the effective average maturity of the fixed income portfolio. The benchmark for the fixed income component of the NDT Fund currently has a duration of 6.17 years and a yield of 4.68%. The portfolio’s value will appreciate or depreciate by the duration with a 1% change in interest rates. As of December 31, 2022, a hypothetical 1% increase in interest rates would result in a decline in the market value for the fixed income portfolio of approximately $71 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Public Service Enterprise Group Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Enterprise Group Incorporated and subsidiaries (the “Company” or PSEG) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
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

Accounting for the Effects of Regulation – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description

PSEG’s subsidiary, Public Service Electric and Gas Company (PSE&G), is regulated by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC), which have jurisdiction with respect to PSE&G’s electric and gas distribution and electric transmission businesses, respectively. Management believes that PSE&G’s transmission and distribution businesses continue to meet the accounting requirements for rate-regulated entities, and PSE&G’s financial statements reflect the economic effects of cost-based rate regulation.

As a utility subject to cost-based rate regulation, PSE&G is required to defer the recognition of costs as a regulatory asset or recognize obligations as a regulatory liability if the rates established are designed to recover the costs and if it is probable that such rates can be charged or collected in future periods. This accounting can result in the recognition of revenues and expenses in different time periods than that of enterprises that are not regulated. Further, regulatory assets and other investments and costs incurred under various filings and clause mechanisms are subject to prudence reviews and can be disallowed in the future by regulatory authorities. To the extent that collection of revenue or regulatory assets or payments of regulatory liabilities is no longer probable, the amounts would be charged or credited to income. Significant judgment can be required to determine if otherwise recognizable revenues and incurred costs qualify to be presented as a regulatory asset or liability. As of December 31, 2022, PSE&G has approximately $4.8 billion and $2.6 billion recorded as regulatory assets and regulatory liabilities, respectively.

We identified the accounting for the effects of rate regulation as a critical audit matter due to the significant judgments made by management in assessing the probable recovery of regulatory assets and incurred costs or the likelihood of refunds of regulatory liabilities. These judgments include assumptions regarding the outcome of future decisions by the BPU or FERC. Auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate the accounting for the effects of cost-based rate regulation, including the probable recovery or refund of regulatory assets and liabilities, included the following, among others:

•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management's controls over the initial recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the BPU and FERC for PSE&G and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected associated documents and testimony filed with the BPU or FERC for any evidence that might contradict management's assertions.

•We evaluated the financial statement presentation and disclosures related to the impacts of cost-based rate-regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Morristown, New Jersey
February 21, 2023

We have served as the Company's auditor since 1934.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Sole Stockholder of
Public Service Electric and Gas Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Electric and Gas Company and subsidiaries (the "Company" or PSE&G) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2022, the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(b) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
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
Accounting for the Effects of Regulation – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
PSE&G is regulated by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC), which have jurisdiction with respect to PSE&G’s electric and gas distribution and electric transmission businesses, respectively. Management believes that PSE&G’s transmission and distribution businesses continue to meet the accounting requirements for rate-regulated entities, and PSE&G’s financial statements reflect the economic effects of cost-based rate regulation.
As a utility subject to cost-based rate regulation, PSE&G is required to defer the recognition of costs as a regulatory asset or recognize obligations as a regulatory liability if the rates established are designed to recover the costs and if it is probable that such rates can be charged or collected in future periods. This accounting can result in the recognition of revenues and expenses in different time periods than that of enterprises that are not regulated. Further, regulatory assets and other investments and costs incurred under various filings and clause mechanisms are subject to prudence reviews and can be disallowed in the future by regulatory authorities. To the extent that collection of revenue or regulatory assets or payments of regulatory liabilities is no longer probable, the amounts would be charged or credited to income. Significant judgment can be required to determine if otherwise recognizable revenues and incurred costs qualify to be presented as a regulatory asset or liability. As of December 31, 2022, PSE&G has approximately $4.8 billion and $2.6 billion recorded as regulatory assets and regulatory liabilities, respectively.

We identified the accounting for the effects of rate regulation as a critical audit matter due to the significant judgments made by management in assessing the probable recovery of regulatory assets and incurred costs or the likelihood of refunds of regulatory liabilities. These judgments include assumptions regarding the outcome of future decisions by the BPU or FERC. Auditing these judgments required specialized knowledge of accounting for rate regulation and the ratemaking process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate the accounting for the effects of cost-based rate regulation, including the probable recovery or refund of regulatory assets and liabilities, included the following, among others:

• We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management's controls over the initial recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•     We obtained and read relevant regulatory orders issued by the BPU and FERC for PSE&G and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

•     For regulatory matters in process, we inspected associated documents and testimony filed with the BPU or FERC for any evidence that might contradict management's assertions.

•     We evaluated the financial statement presentation and disclosures related to the impacts of cost-based rate-regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

Morristown, New Jersey
February 21, 2023

We have served as the Company's auditor since 1934.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data

	Years Ended December 31,
	2022	2021	2020
OPERATING REVENUES	$9,800	$9,722	$9,603
OPERATING EXPENSES
Energy Costs	4,018	3,499	3,056
Operation and Maintenance	3,178	3,226	3,115
Depreciation and Amortization	1,100	1,216	1,285
(Gains) Losses on Asset Dispositions and Impairments	123	2,637	(123)
Total Operating Expenses	8,419	10,578	7,333
OPERATING INCOME (LOSS)	1,381	(856)	2,270
Income from Equity Method Investments	14	16	14
Net Gains (Losses) on Trust Investments	(265)	194	253
Other Income (Deductions)	124	98	115
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	376	328	249
Loss on Extinguishment of Debt	—	(298)	—
Interest Expense	(628)	(571)	(600)
INCOME (LOSS) BEFORE INCOME TAXES	1,002	(1,089)	2,301
Income Tax Benefit (Expense)	29	441	(396)
NET INCOME (LOSS)	$1,031	$(648)	$1,905
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	498	504	504
DILUTED	501	504	507
NET INCOME (LOSS) PER SHARE:
BASIC	$2.07	$(1.29)	$3.78
DILUTED	$2.06	$(1.29)	$3.76

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions

	Years Ended December 31,
	2022	2021	2020
NET INCOME (LOSS)	$1,031	$(648)	$1,905
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $85, $25 and $(16) for the years ended 2022, 2021 and 2020, respectively	(132)	(39)	25
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(2), $(1) and $(2) for the years ended 2022, 2021 and 2020, respectively	3	3	6
Pension/OPEB adjustment, net of tax (expense) benefit of $28, $(75) and $18 for the years ended 2022, 2021 and 2020, respectively	(71)	190	(46)
Other Comprehensive Income (Loss), net of tax	(200)	154	(15)
COMPREHENSIVE INCOME (LOSS)	$831	$(494)	$1,890

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$465	$818
Accounts Receivable, net of allowance of $323 in 2022 and $325 in 2021	1,944	1,859
Tax Receivable	79	9
Unbilled Revenues, net of allowance of $16 in 2022 and $12 in 2021	322	217
Fuel	420	296
Materials and Supplies, net	540	448
Prepayments	93	63
Derivative Contracts	18	72
Regulatory Assets	369	364
Assets Held for Sale	20	2,060
Other	33	44
Total Current Assets	4,303	6,250
PROPERTY, PLANT AND EQUIPMENT	45,924	43,684
Less: Accumulated Depreciation and Amortization	(9,982)	(9,318)
Net Property, Plant and Equipment	35,942	34,366
NONCURRENT ASSETS
Regulatory Assets	4,404	3,605
Operating Lease Right-of-Use Assets	176	201
Long-Term Investments	624	541
Nuclear Decommissioning Trust (NDT) Fund	2,230	2,637
Long-Term Tax Receivable	5	47
Long-Term Receivable of Variable Interest Entity	551	828
Rabbi Trust Fund	183	242
Intangibles	14	20
Derivative Contracts	15	28
Other	271	234
Total Noncurrent Assets	8,473	8,383
TOTAL ASSETS	$48,718	$48,999

 See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2022	2021
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,575	$700
Commercial Paper and Loans	2,200	3,519
Accounts Payable	1,271	1,315
Derivative Contracts	124	17
Accrued Interest	134	121
Accrued Taxes	12	67
New Jersey Clean Energy Program	145	146
Obligation to Return Cash Collateral	290	179
Regulatory Liabilities	384	388
Liabilities Held for Sale	—	144
Other	545	476
Total Current Liabilities	6,680	7,072
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,725	5,759
Regulatory Liabilities	2,240	2,497
Operating Leases	169	191
Asset Retirement Obligations	1,499	1,573
Other Postretirement Benefit (OPEB) Costs	410	572
OPEB Costs of Servco	455	640
Accrued Pension Costs	705	318
Accrued Pension Costs of Servco	82	174
Environmental Costs	231	245
Derivative Contracts	33	17
Long-Term Accrued Taxes	66	100
Other	199	184
Total Noncurrent Liabilities	11,814	12,270
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
CAPITALIZATION
LONG-TERM DEBT	16,495	15,219
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2022 and 2021—534 shares	5,065	5,045
Treasury Stock, at cost, 2022 and 2021—37 and 30 shares, respectively	(1,377)	(896)
Retained Earnings	10,591	10,639
Accumulated Other Comprehensive Loss	(550)	(350)
Total Stockholders’ Equity	13,729	14,438
Total Capitalization	30,224	29,657
TOTAL LIABILITIES AND CAPITALIZATION	$48,718	$48,999

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,
	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,031	$(648)	$1,905
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,100	1,216	1,285
Amortization of Nuclear Fuel	183	187	184
(Gains) Losses on Asset Dispositions and Impairments	123	2,637	(123)
Loss on Extinguishment of Debt	—	298	—
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	55	138	151
Provision for Deferred Income Taxes (Other than Leases) and ITC	(264)	(817)	139
Non-Cash Employee Benefit Plan (Credits) Costs	(239)	(178)	(105)
Leveraged Lease (Income), (Gains) and Losses, Adjusted for Rents Received and Deferred Taxes	15	(11)	(135)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	639	614	80
Cost of Removal	(129)	(121)	(106)
Net Change in Regulatory Assets and Liabilities	(316)	(271)	(101)
Net (Gains) Losses and (Income) Expense from NDT Fund	202	(229)	(278)
Net Change in Certain Current Assets and Liabilities:
Cash Collateral	(677)	(790)	(10)
Obligation to Return Cash Collateral	111	81	(21)
Accrued Taxes	(94)	(127)	124
Other Current Assets and Liabilities	(187)	(263)	201
Employee Benefit Plan Funding and Related Payments	(35)	(25)	(18)
Other	(15)	45	(70)
Net Cash Provided By (Used In) Operating Activities	1,503	1,736	3,102
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,888)	(2,719)	(2,923)
Proceeds from Sales of Trust Investments	1,586	2,100	2,234
Purchases of Trust Investments	(1,611)	(2,092)	(2,250)
Proceeds from Sales of Long-Lived Assets and Lease Investments	1,918	569	301
Contributions to Equity Method Investments	(124)	(111)	—
Other	18	9	(38)
Net Cash Provided By (Used In) Investing Activities	(1,101)	(2,244)	(2,676)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper	(819)	256	(352)
Proceeds from Short-Term Loans	2,000	2,500	800
Repayment of Short-Term Loans	(2,500)	(300)	(500)
Issuance of Long-Term Debt	2,850	2,825	2,450
Redemption of Long-Term Debt	(700)	(3,082)	(1,365)
Payments for Share Repurchase Program	(500)	—	—
Premium Paid on Early Extinguishment of Debt	—	(294)	—
Cash Dividends Paid on Common Stock	(1,079)	(1,031)	(991)
Other	(6)	(75)	(72)
Net Cash Provided By (Used In) Financing Activities	(754)	799	(30)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(352)	291	396
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	863	572	176
Cash, Cash Equivalents and Restricted Cash at End of Period	$511	$863	$572
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$353	$425	$297
Interest Paid, Net of Amounts Capitalized	$602	$547	$568
Accrued Property, Plant and Equipment Expenditures	$366	$331	$387

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2019	534	$5,003	(30)	$(831)	$11,406	$(489)	$15,089
Net Income	—	—	—	—	1,905	—	1,905
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	(15)	(15)
Comprehensive Income							1,890
Cumulative Effect Adjustment for Current Expected Credit Losses (CECL)	—	—	—	—	(2)	—	(2)
Cash Dividends at $1.96 per share on Common Stock	—	—	—	—	(991)	—	(991)
Other	—	28	—	(30)	—	—	(2)
Balance as of December 31, 2020	534	$5,031	(30)	$(861)	$12,318	$(504)	$15,984
Net Loss	—	—	—	—	(648)	—	(648)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(51)	—	—	—	—	—	154	154
Comprehensive Loss							(494)
Cash Dividends at $2.04 per share on Common Stock	—	—	—	—	(1,031)	—	(1,031)
Other	—	14	—	(35)	—	—	(21)
Balance as of December 31, 2021	534	$5,045	(30)	$(896)	$10,639	$(350)	$14,438
Net Income	—	—	—	—	1,031	—	1,031
Other Comprehensive Income (Loss), net of tax (expense) benefit of $111	—	—	—	—	—	(200)	(200)
Comprehensive Income							831
Cash Dividends at $2.16 per share on Common Stock	—	—	—	—	(1,079)	—	(1,079)
Payments for Share Repurchase Program	—	—	(7)	(500)	—	—	(500)
Other	—	20	—	19	—	—	39
Balance as of December 31, 2022	534	$5,065	(37)	$(1,377)	$10,591	$(550)	$13,729

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions

	Years Ended December 31,
	2022	2021	2020
OPERATING REVENUES	$7,935	$7,122	$6,608
OPERATING EXPENSES
Energy Costs	3,270	2,688	2,469
Operation and Maintenance	1,838	1,692	1,614
Depreciation and Amortization	935	928	887
Gain on Asset Dispositions	—	(4)	(1)
Total Operating Expenses	6,043	5,304	4,969
OPERATING INCOME	1,892	1,818	1,639
Net Gains (Losses) on Trust Investments	(2)	2	3
Other Income (Deductions)	88	88	108
Non-Operating Pension and OPEB Credits (Costs)	281	264	205
Interest Expense	(427)	(402)	(388)
INCOME BEFORE INCOME TAXES	1,832	1,770	1,567
Income Tax Benefit (Expense)	(267)	(324)	(240)
NET INCOME	$1,565	$1,446	$1,327

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions

	Years Ended December 31,
	2022	2021	2020
NET INCOME	$1,565	$1,446	$1,327
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $2, $1 and $0 for the years ended 2022, 2021 and 2020, respectively	(6)	(2)	1
COMPREHENSIVE INCOME	$1,559	$1,444	$1,328

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$220	$294
Accounts Receivable, net of allowance of $323 in 2022 and $325 in 2021	1,075	1,050
Unbilled Revenues, net of allowance of $16 in 2022 and $12 in 2021	322	217
Materials and Supplies, net	307	233
Prepayments	7	15
Regulatory Assets	369	364
Other	32	33
Total Current Assets	2,332	2,206
PROPERTY, PLANT AND EQUIPMENT	41,045	38,588
Less: Accumulated Depreciation and Amortization	(8,215)	(7,640)
Net Property, Plant and Equipment	32,830	30,948
NONCURRENT ASSETS
Regulatory Assets	4,404	3,605
Operating Lease Right-of-Use Assets	86	92
Long-Term Investments	143	181
Rabbi Trust Fund	32	43
Other	133	123
Total Noncurrent Assets	4,798	4,044
TOTAL ASSETS	$39,960	$37,198

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2022	2021
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$825	$—
Accounts Payable	703	571
Accounts Payable—Affiliated Companies	485	418
Accrued Interest	113	107
New Jersey Clean Energy Program	145	146
Obligation to Return Cash Collateral	290	179
Regulatory Liabilities	384	388
Other	416	376
Total Current Liabilities	3,361	2,185
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	5,348	4,874
Regulatory Liabilities	2,240	2,497
Operating Leases	77	83
Asset Retirement Obligations	384	363
OPEB Costs	255	354
Accrued Pension Costs	397	132
Environmental Costs	173	191
Long-Term Accrued Taxes	9	6
Other	163	145
Total Noncurrent Liabilities	9,046	8,645
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
CAPITALIZATION
LONG-TERM DEBT	11,871	11,795
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2022 and 2021—132 shares	892	892
Contributed Capital	1,170	1,170
Basis Adjustment	986	986
Retained Earnings	12,639	11,524
Accumulated Other Comprehensive Income (Loss)	(5)	1
Total Stockholder’s Equity	15,682	14,573
Total Capitalization	27,553	26,368
TOTAL LIABILITIES AND CAPITALIZATION	$39,960	$37,198

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,565	$1,446	$1,327
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	935	928	887
Provision for Deferred Income Taxes and ITC	137	116	53
Non-Cash Employee Benefit Plan (Credits) Costs	(179)	(156)	(103)
Cost of Removal	(129)	(121)	(106)
Net Change in Other Regulatory Assets and Liabilities	(316)	(271)	(101)
Net Change in Certain Current Assets and Liabilities
Accounts Receivable and Unbilled Revenues	(132)	(34)	(100)
Materials and Supplies	(73)	(16)	(2)
Prepayments	8	(1)	21
Accounts Payable	96	(71)	44
Accounts Receivable/Payable—Affiliated Companies, net	18	(32)	80
Obligation to Return Cash Collateral	111	81	(21)
Other Current Assets and Liabilities	44	(71)	81
Employee Benefit Plan Funding and Related Payments	(17)	(10)	(4)
Other	(40)	(64)	(103)
Net Cash Provided By (Used In) Operating Activities	2,028	1,724	1,953
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,590)	(2,447)	(2,507)
Proceeds from Sales of Trust Investments	12	35	40
Purchases of Trust Investments	(10)	(29)	(40)
Solar Loan Investments	34	29	13
Other	11	16	12
Net Cash Provided By (Used In) Investing Activities	(2,543)	(2,396)	(2,482)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	—	(100)	(262)
Issuance of Long-Term Debt	900	1,325	1,350
Redemption of Long-Term Debt	—	(434)	(259)
Contributed Capital	—	—	75
Cash Dividends Paid	(450)	—	(175)
Other	(8)	(13)	(17)
Net Cash Provided By (Used In) Financing Activities	442	778	712
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(73)	106	183
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	339	233	50
Cash, Cash Equivalents and Restricted Cash at End of Period	$266	$339	$233
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$137	$266	$157
Interest Paid, Net of Amounts Capitalized	$409	$383	$369
Accrued Property, Plant and Equipment Expenditures	$331	$294	$323

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
Millions

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2019	$892	$1,095	$986	$8,928	$2	$11,903
Net Income	—	—	—	1,327	—	1,327
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	1	1
Comprehensive Income						1,328
Cumulative Effect Adjustment for CECL	—	—	—	(2)	—	(2)
Cash Dividends Paid	—	—	—	(175)	—	(175)
Contributed Capital	—	75	—	—	—	75
Balance as of December 31, 2020	$892	$1,170	$986	$10,078	$3	$13,129
Net Income	—	—	—	1,446	—	1,446
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(2)	(2)
Comprehensive Income						1,444
Balance as of December 31, 2021	$892	$1,170	$986	$11,524	$1	$14,573
Net Income	—	—	—	1,565	—	1,565
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	—	(6)	(6)
Comprehensive Income						1,559
Cash Dividends Paid	—	—	—	(450)	—	(450)
Balance as of December 31, 2022	$892	$1,170	$986	$12,639	$(5)	$15,682

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
Organization
Public Service Enterprise Group Incorporated (PSEG) is a public utility holding company that, acting through its wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. PSEG’s principal operating subsidiaries are:
•Public Service Electric and Gas Company (PSE&G)—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in regulated solar generation projects and energy efficiency (EE) and related programs in New Jersey, which are regulated by the BPU.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2022. Restricted cash consists primarily of deposits received related to a construction project at PSE&G.

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of December 31, 2021
Cash and Cash Equivalents	$294	$524	$818
Restricted Cash in Other Current Assets	28	—	28
Restricted Cash in Other Noncurrent Assets	17	—	17
Cash, Cash Equivalents and Restricted Cash	$339	$524	$863
As of December 31, 2022
Cash and Cash Equivalents	$220	$245	$465
Restricted Cash in Other Current Assets	27	—	27
Restricted Cash in Other Noncurrent Assets	19	—	19
Cash, Cash Equivalents and Restricted Cash	$266	$245	$511

(A) Includes amounts applicable to PSEG Power, Energy Holdings, Services and PSEG (parent company).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contracts that qualify for, and are designated, as NPNS are accounted for upon settlement. Contracts which qualify for NPNS are contracts for which physical delivery is probable, they will not be financially settled, and the quantities under contract are expected to be used or sold in the normal course of business over a reasonable period of time. If a contract no longer meets the requirements for NPNS designation, the changes in fair value since inception, and ongoing changes, of the contract and similar contracts in that portfolio, are recorded in current period earnings.
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
As of December 31, 2022, PSEG Power owns generation within PJM Interconnection, L.L.C. (PJM), which facilitates the dispatch of energy and energy-related products. Prior to the sale of the fossil generation assets, PSEG Power also had significant sales in the New York Independent System Operator (NYISO) and the New England Independent System Operator (ISO-NE) regions. PSEG generally reports electricity sales and purchases conducted with the Independent System Operators (ISOs) at PSEG Power on a net hourly basis in either Revenues or Energy Costs in its Consolidated Statement of Operations, the classification of which depends on the net hourly activity. Capacity revenue and expense are also reported net based on PSEG Power’s monthly net sale or purchase position in the individual ISOs.
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
For additional information regarding Revenues, see Note 3. Revenues.
Depreciation and Amortization (D&A)
PSE&G calculates depreciation under the straight-line method based on estimated average remaining lives of the several classes of property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU or FERC. The average depreciation rate stated as a percentage of original cost of depreciable property was as follows:

	2022	2021	2020
	Avg Rate	Avg Rate	Avg Rate
Electric Transmission	2.18%	2.29%	2.41%
Electric Distribution	2.56%	2.56%	2.55%
Gas Distribution	1.93%	1.84%	1.84%

PSEG calculates depreciation on its nuclear generation-related assets under the straight-line method based on the assets’ estimated useful lives of approximately 60 years to 80 years.
Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized During Construction (IDC)
AFUDC represents the cost of debt and equity funds used to finance the construction of new utility assets at PSE&G. IDC represents the cost of debt used to finance construction at PSEG’s other subsidiaries. The amount of AFUDC or IDC capitalized as Property, Plant and Equipment is included as a reduction of interest charges or other income for the equity portion. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts and average rates used to calculate AFUDC or IDC for the years ended December 31, 2022, 2021 and 2020 were as follows:

	AFUDC/IDC Capitalized
	2022		2021		2020
	Millions	Avg Rate	Millions	Avg Rate	Millions	Avg Rate
PSE&G	$84	7.39%	$93	7.37%	$112	7.86%
Other	$4	2.24%	$9	4.90%	$10	4.60%

Income Taxes
PSEG and its subsidiaries file a consolidated federal income tax return and income taxes are allocated to PSEG’s subsidiaries based on the taxable income or loss of each subsidiary on a separate return basis in accordance with a tax-sharing agreement between PSEG and each of its affiliated subsidiaries. Allocations between PSEG and its subsidiaries are recorded through intercompany accounts. Investment tax credits (ITC) deferred in prior years are being amortized over the useful lives of the related property.
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
For PSEG, cash flows for long-lived assets and asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The cash flows from the nuclear generation units are evaluated at the portfolio level. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for more information on impairment assessments performed on PSEG’s long-lived assets.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, are primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported in the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the coronavirus pandemic on the outstanding balances as of December 31, 2022. PSE&G’s electric bad debt expense is recovered through the Societal Benefits Clause (SBC) mechanism and incremental gas bad debt has been deferred for future recovery through the coronavirus (COVID-19) Regulatory Asset. See Note 3. Revenues and Note 7. Regulatory Assets and Liabilities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
PSEG capitalizes costs related to its generating assets, including those related to its jointly-owned facilities that increase the capacity, improve or extend the life of an existing asset; represent a newly acquired or constructed asset; or represent the replacement of a retired asset. The cost of maintenance, repair and replacement of minor items of property is charged to appropriate expense accounts as incurred. Environmental costs are capitalized if the costs mitigate or prevent future environmental contamination or if the costs improve existing assets’ environmental safety or efficiency. All other environmental expenditures are expensed as incurred. PSEG also capitalizes spare parts for its generating assets that meet specific criteria. Capitalized spare parts are depreciated over the remaining lives of their associated assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
New Standards Adopted in 2022
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
Reference Rate Reform—Deferral of the Sunset Date—ASU 2022-06
This accounting standard defers the sunset date for applying the relief in the reference rate reform guidance to December 31, 2024 from December 31, 2022. It addresses entities’ concerns that without the deferral the relief may not cover the period when a significant number of modifications could take place, given the decision by the United Kingdom’s Financial Conduct Authority and the administrator of the London Interbank Offered Rate (LIBOR) to publish overnight USD LIBOR settings through June 30, 2023 rather than December 31, 2021.
The standard is effective upon its issuance in December 2022 and PSEG adopted this standard upon issuance. Adoption of this standard did not have an impact on the financial statements of PSEG and PSE&G.
New Standards Issued But Not Yet Adopted as of December 31, 2022
Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers—ASU 2021-08
This accounting standard amends the business combination guidance by requiring entities to apply the revenue recognition standard to recognize and measure contract assets and contract liabilities in a business combination.
The standard is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. Amendments in this standard will be applied prospectively to business combinations occurring on or after the effective date of the amendments. PSEG adopted this standard prospectively on January 1, 2023. Adoption of this standard did not have an impact on the financial statements of PSEG and PSE&G.
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
The standard is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. Amendments in this standard will be applied: (i) prospectively to designation of multiple hedged layers of a single closed portfolio, (ii) on a modified retrospective basis for amendments related to hedge basis adjustments under the portfolio layer method, and (iii) on a prospective or retrospective basis for the amendments related to disclosures. PSEG adopted this standard prospectively on January 1, 2023. Adoption of this standard did not have an impact on the financial statements of PSEG and PSE&G.
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
The standard is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. Amendments in this standard will be applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings where there is an option to apply a modified retrospective transition method. PSEG adopted this standard prospectively on January 1, 2023. Adoption of this standard did not have an impact on the financial statements of PSEG and PSE&G.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The standard is effective for fiscal years beginning after December 15, 2022, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. Amendments in this standard will be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which will be applied prospectively. PSEG adopted this standard retrospectively on January 1, 2023, except for the disclosure of rollforward information. Adoption of this standard did not have an impact on the financial statements of PSEG and PSE&G.
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
PSEG Power & Other
Revenues from Contracts with Customers
Electricity and Related Products—PSEG Power sells to the ISOs energy and ancillary services which are separately transacted in the day-ahead or real-time energy markets. The energy and ancillary services performance obligations are typically satisfied over time as delivered and revenue is recognized accordingly. In addition, wholesale load contracts have been executed in the different ISO regions for the bundled supply of energy, capacity, renewable energy credits (RECs) and ancillary services representing PSEG Power’s performance obligations. Revenue for these contracts is recognized over time as the bundled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service is provided to the customer. Transaction terms generally run from several months to three years. PSEG generally reports electricity sales and purchases conducted with those individual ISOs net on an hourly basis in either Operating Revenues or Energy Costs in its Consolidated Statements of Operations. The classification depends on the net hourly activity.
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
In December 2022, PJM called its first ISO-wide Maximum Generation Emergency Action, which triggered a Performance Assessment Interval (PAI) event. During the PAI, PSEG Power’s Salem 2 nuclear plant incurred penalties due to an unplanned outage during the second day of the event. Our remaining nuclear plants earned bonus payments during the entire event. The estimated net impact of Salem 2’s penalties and bonuses earned by the other units was not material to PSEG’s financial results.
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
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Year Ended December 31, 2022
Revenues from Contracts with Customers
Electric Distribution	$3,503	$—	$—	$3,503
Gas Distribution	2,357	—	(1)	2,356
Transmission	1,589	—	—	1,589
Electricity and Related Product Sales
PJM
Third-Party Sales	—	2,152	—	2,152
Sales to Affiliates	—	151	(151)	—
NYISO	—	88	—	88
ISO-NE	—	96	—	96
Gas Sales
Third-Party Sales	—	458	—	458
Sales to Affiliates	—	1,243	(1,243)	—
Other Revenues from Contracts with Customers (B)	390	605	(6)	989
Total Revenues from Contracts with Customers	7,839	4,793	(1,401)	11,231
Revenues Unrelated to Contracts with Customers (C)	96	(1,527)	—	(1,431)
Total Operating Revenues	$7,935	$3,266	$(1,401)	$9,800

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Year Ended December 31, 2021
Revenues from Contracts with Customers
Electric Distribution	$3,279	$—	$—	$3,279
Gas Distribution	1,875	—	(13)	1,862
Transmission	1,611	—	—	1,611
Electricity and Related Product Sales
PJM
Third-Party Sales	—	2,003	—	2,003
Sales to Affiliates	—	265	(265)	—
NYISO	—	247	—	247
ISO-NE	—	172	—	172
Gas Sales
Third-Party Sales	—	181	—	181
Sales to Affiliates	—	886	(886)	—
Other Revenues from Contracts with Customers (B)	343	620	(3)	960
Total Revenues from Contracts with Customers	7,108	4,374	(1,167)	10,315
Revenues Unrelated to Contracts with Customers (C)	14	(607)	—	(593)
Total Operating Revenues	$7,122	$3,767	$(1,167)	$9,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Year Ended December 31, 2020
Revenues from Contracts with Customers
Electric Distribution	$3,130	$—	$—	$3,130
Gas Distribution	1,646	—	(12)	1,634
Transmission	1,485	—	—	1,485
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,551	—	1,551
Sales to Affiliates	—	447	(447)	—
NYISO	—	124	—	124
ISO-NE	—	126	—	126
Gas Sales
Third-Party Sales	—	83	—	83
Sales to Affiliates	—	771	(771)	—
Other Revenues from Contracts with Customers (B)	338	632	(4)	966
Total Revenues from Contracts with Customers	6,599	3,734	(1,234)	9,099
Revenues Unrelated to Contracts with Customers (C)	9	495	—	504
Total Operating Revenues	$6,608	$4,229	$(1,234)	$9,603

(A)Includes revenues applicable to PSEG Power, PSEG LI and Energy Holdings.
(B)Includes primarily revenues from appliance repair services and the sale of SRECs at auction at PSE&G. PSEG Power & Other includes PSEG Power’s energy management fee with LIPA and PSEG LI’s OSA with LIPA. PSEG Power & Other also includes PSEG Power’s solar power projects in 2021 and 2020.
(C)Includes primarily alternative revenues at PSE&G principally from the CIP program in 2022 and derivative contracts and lease contracts at PSEG Power & Other. For the years ended December 31, 2021 and 2020, PSEG Power & Other includes losses of $9 million and $26 million, respectively, related to Energy Holdings’ investments in leases. For additional information, see Note 9. Long-Term Investments.
Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of December 31, 2022 and 2021. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 20% and 21% of accounts receivable (including unbilled revenues) as of December 31, 2022 and 2021, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported on the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the COVID-19 pandemic on the outstanding balances as of December 31, 2022. PSE&G’s electric bad debt expense is recoverable through its SBC mechanism. As of December 31, 2022, PSE&G had a deferred balance of $145 million from electric bad debts recorded as a Regulatory Asset. In addition, as of December 31, 2022, PSE&G had deferred incremental gas bad debt expense of $68 million recorded as a Regulatory Asset for future regulatory recovery due to the impact of the coronavirus pandemic. See Note 7. Regulatory Assets and Liabilities for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of PSE&G’s allowance for credit losses for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
	Millions
Balance at Beginning of Year	$337	$206
Utility Customer and Other Accounts
Provision	114	195
Write-offs, net of Recoveries of $46 million and $17 million for 2022 and 2021, respectively	(112)	(64)
Balance at End of Year	$339	$337

PSEG Power & Other
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of December 31, 2022 and 2021.
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
PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs, wholesale load contracts and capacity sales which are executed in the different ISO regions, and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of December 31, 2022 and 2021. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
PSEG LI did not have any material contract balances as of December 31, 2022 and 2021.
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

Capacity transactions with the PJM Regional Transmission Organization are reported on a net basis dependent on PSEG Power’s monthly net sale or purchase position.
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2028 are anticipated to result in revenues totaling $36 million.
Amended OSA—In April 2022, PSEG LI entered into an amended OSA with LIPA. The OSA remains a 12-year services contract ending in 2025 with annual fixed and variable components. The fixed fee for the provision of services thereunder in 2023 is approximately $42 million and is updated each year based on the change in the Consumer Price Index (CPI).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
PSEG Power may take all necessary steps to cease to operate all of these plants and will incur associated costs and accounting charges in the event that the financial condition of the plants is materially adversely impacted in the future. This decision may be based upon market conditions, including energy and capacity revenues, insufficient government financial support, or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act (CWA) and related state regulations, or other factors. The associated costs and accounting charges may include, among other things, one-time impairment charges or accelerated D&A Expense on the remaining carrying value of the plants, potential penalties associated with the early termination of capacity obligations and fuel contracts, accelerated asset retirement costs, severance costs, environmental remediation costs and, in certain circumstances potential additional funding of the NDT Fund, which would result in a material adverse impact on PSEG’s results of operations.
Non-Nuclear
In May 2021, Power Ventures, a direct wholly owned subsidiary of PSEG Power, entered into a purchase agreement with Quattro Solar, LLC, an affiliate of LS Power, relating to the sale by Power Ventures of 100% of its ownership interest in Solar Source including its related assets and liabilities. The transaction closed in June 2021. As a result of the sale, PSEG Power recorded a pre-tax gain on sale of approximately $63 million, which is inclusive of the recognition of previously deferred unamortized ITCs of $185 million, and income tax expense of approximately $62 million primarily due to the recapture of ITC on units that operated for less than five years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

early redemption and other non-cash debt extinguishment costs and also recorded approximately $13 million in pre-tax severance and retention charges, environmental accruals and other adjustments.
As defined in each agreement, further adjustments were required as a result of any purchase price or working capital adjustments, including an adjustment for positive or negative cash flow of the fossil generating assets based on actual performance starting after December 31, 2021 through the closing dates. As a result, in 2022 PSEG Power recorded an additional pre-tax impairment of approximately $50 million.
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

(A)Primarily includes Fuel, Materials and Supplies, Prepayments and Other Current Assets.
(B)Primarily includes Accounts Payable and Other Current Liabilities.
(C)Primarily includes Asset Retirement Obligations (AROs), Accrued Pension Costs and Other Noncurrent Liabilities.
These Held for Sale balances represent all of the assets and liabilities that were transferred to the buyer at closing. PSEG Power has retained ownership of certain liabilities excluded from the transactions primarily related to obligations under certain environmental regulations, including remediation obligations under the New Jersey Industrial Site Recovery Act and the Connecticut Transfer Act. It will require multiple years and comprehensive environmental sampling to understand the extent of and to carry out the required remediation. The full remediation costs are not estimable, but will likely be material.
In 2022, Energy Holdings recorded pre-tax impairments of $78 million related to one of its domestic energy generating facilities and its real estate assets.
In 2020, PSEG Power completed the sale of its ownership interest in the Yards Creek generation facility and recorded a pre-tax gain on disposition of approximately $122 million as the sale price was greater than book value.
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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. In 2022, 2021 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020, Servco recorded $516 million, $511 million and $520 million, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Consolidated Statement of Operations.
VIE for which PSEG is not the Primary Beneficiary
PSEG holds a 25% equity interest in Ocean Wind JV HoldCo, LLC (OWH), which holds Ørsted North America Inc.’s (Ørsted) Ocean Wind 1 project that is expected to achieve full commercial operation in 2025. OWH is considered a VIE since its equity investments at risk are not sufficient to permit this entity to finance its activities without additional subordinated financial support. Since PSEG does not have voting control or the power to direct the activities of OWH that most significantly impact its economic performance, PSEG has determined that it is not the primary beneficiary and therefore accounts for this investment under the equity method. As of December 31, 2022 and 2021, PSEG’s carrying amount of its investment in OWH was $225 million and $111 million, respectively, which is included in Long-Term Investments on PSEG’s Consolidated Balance Sheet. PSEG’s maximum exposure to loss is limited to the carrying amount of its investment.
In January 2023, PSEG agreed to sell to Ørsted its 25% equity interest in OWH. The sale proceeds approximate PSEG’s carrying value of the investment and no material gain or loss is expected upon disposition nor is the sale contingent upon Ørsted electing to proceed to the construction phase of the project. The sale is contingent upon finalization of a purchase and sale agreement with Ørsted as well as other closing conditions and any potential state regulatory approval that may be required to close on the transaction. The sale is expected to close in the first half of 2023. PSEG has no further obligation to make any capital contributions to the project prior to closing on the transaction.
Note 6. Property, Plant and Equipment and Jointly-Owned Facilities
Information related to Property, Plant and Equipment as of December 31, 2022 and 2021 is detailed below:

	2022	2021
	Millions
PSE&G
Electric Transmission	$16,393	$15,544
Electric Distribution	10,785	10,223
Gas Distribution and Transmission	10,616	9,818
Construction Work in Progress	1,336	1,196
Other	1,915	1,807
Total PSE&G	41,045	38,588
Nuclear Production	3,567	3,656
Nuclear Fuel in Service	758	762
Construction Work in Progress	177	177
Other	377	501
Total	$45,924	$43,684

The above table excludes amounts as of December 31, 2021 which were classified as Held for Sale. For additional information see Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
		2022		2021
	Ownership		Accumulated		Accumulated
	Interest	Plant	Depreciation	Plant	Depreciation
		Millions
PSE&G:
Transmission Facilities	Various	$164	$67	$165	$66
PSEG Power:
Nuclear Generating:
Peach Bottom	50%	$1,444	$506	$1,452	$481
Salem	57%	$1,455	$516	$1,468	$449
Nuclear Support Facilities	Various	$228	$119	$226	$107
Other	14%	$1	$—	$1	$—

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
PSEG Power co-owns Salem and Peach Bottom with Constellation Energy Generation, LLC. PSEG Power is the operator of Salem and Constellation Energy Generation, LLC is the operator of Peach Bottom. A committee appointed by the co-owners provides oversight. Proposed O&M budgets and requests for major capital expenditures are reviewed and approved as part of the normal PSEG Power governance process.
Note 7. Regulatory Assets and Liabilities
PSE&G prepares its financial statements in accordance with GAAP for regulated utilities as described in Note 1. Organization, Basis of Presentation and Significant Accounting Policies. PSE&G has deferred certain costs based on rate orders issued by the BPU or FERC or based on PSE&G’s experience with prior rate proceedings. Most of PSE&G’s Regulatory Assets and Liabilities as of December 31, 2022 are supported by written orders, either explicitly or implicitly through the BPU’s treatment of various cost items. These costs will be recovered and amortized over various future periods.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G had the following Regulatory Assets and Liabilities:

	As of December 31,
	2022	2021
	Millions
Regulatory Assets
Current
New Jersey Clean Energy Program	$145	$146
Electric Energy Costs—Basic Generation Service (BGS)	54	67
Tax Adjustment Credit (TAC)	52	44
Conservation Incentive Program (CIP)	51	36
2018 Distribution Base Rate Case Regulatory Assets (BRC)	47	56
Societal Benefits Clause (SBC)	20	—
Other	—	15
Total Current Regulatory Assets	369	364
Noncurrent
Pension and OPEB Costs	$1,405	$1,043
Deferred Income Tax Regulatory Assets	1,168	1,064
Green Program Recovery Charges (GPRC)	447	211
Manufactured Gas Plant (MGP) Remediation Costs	206	220
Asset Retirement Obligation (ARO)	200	191
Electric Transmission and Gas Cost of Removal	156	174
SBC (Electric Bad Debt)	145	139
COVID-19 Deferral	137	116
Remediation Adjustment Charge (RAC) (Other SBC)	134	156
Deferred Storm Costs	109	109
Clean Energy Future-Energy Cloud (CEF-EC) (Advanced Metering Infrastructure (AMI))	80	5
CIP	72	12
BRC	—	47
Other	145	118
Total Noncurrent Regulatory Assets	4,404	3,605
Total Regulatory Assets	$4,773	$3,969

	As of December 31,
	2022	2021
	Millions
Regulatory Liabilities
Current
Deferred Income Tax Regulatory Liabilities	$302	$288
Gas Costs—Basic Gas Supply Service (BGSS)	35	5
GPRC	24	19
Formula Rate True-up	1	42
Other	22	34
Total Current Regulatory Liabilities	384	388
Noncurrent
Deferred Income Tax Regulatory Liabilities	$2,196	$2,443
Formula Rate True-up	31	9
Other	13	45
Total Noncurrent Regulatory Liabilities	2,240	2,497
Total Regulatory Liabilities	$2,624	$2,885

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All Regulatory Assets and Liabilities are excluded from PSE&G’s rate base unless otherwise noted. The Regulatory Assets and Liabilities in the table above are defined as follows:
•ARO: These costs represent the differences between rate-regulated cost of removal accounting and asset retirement accounting under GAAP. These costs will be recovered in future rates as assets are retired.
•BRC: Represents deferred costs, primarily comprised of storm costs incurred in the cleanup of major storms from 2010 through 2018, which are being amortized over five years pursuant to the 2018 Distribution Base Rate Case Settlement.
•CIP: The CIP reduces the impact on distribution revenues from changes in sales volumes and demand for most customers. The CIP, which is calculated annually, provides for a true-up of current period revenue as compared to revenue established in PSE&G’s most recent distribution base rate proceeding. Recovery under the CIP is subject to certain limitations, including an actual versus allowed return on equity test and ceilings on customer rate increases. The CIP became effective in June 2021 for electric revenues and October 2021 for gas revenues. The gas CIP replaced the Weather Normalization Clause.
•CEF-EC (AMI Initiative): In January 2021, the BPU approved PSE&G’s CEF-EC filing to provide its 2.3 million electric customers with smart meters. All of the capital and operating costs of the program will be recovered in PSE&G’s next base rate case, expected in the second half of 2024. From the start of the program until the commencement of new base rates, the return on and of the capital portion of the program is included for recovery in those rates, as well as operating and stranded costs associated with the accelerated retirement of the existing non-AMI electric meters which PSE&G expects to conclude by the end of 2024. As of December 31, 2022 and 2021, the net book value of these meters was $168 million and $192 million, respectively.
•COVID-19 Deferral: These amounts represent incremental costs related to COVID-19 as authorized for deferral in an order issued by the BPU to all New Jersey regulated utilities in July 2020. The BPU authorized such utilities to create a COVID-19-related Regulatory Asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 during the Regulatory Asset period, beginning on March 9, 2020 through September 30, 2021, or 60 days after the New Jersey governor determines that the Public Health Emergency is no longer in effect, or in the absence of such a determination, 60 days from the time the Public Health Emergency automatically terminates by law, whichever is later. In December 2022, the BPU extended the deferral period to March 15, 2023. Deferred costs are to be offset by any federal or state assistance that the utility may receive as a direct result of the COVID-19 pandemic. Utilities must file quarterly reports of the costs incurred and offsets. Each participating utility may file a petition documenting its prudently incurred incremental COVID-19 costs within 60 days of the close of the extended March 15, 2023 Regulatory Asset period. Any potential rate recovery, including any prudency determinations and the appropriate period of recovery, will be addressed through that filing, or in the alternative, the utility may request that the BPU defer consideration of rate recovery for a future base rate case.
•Deferred Income Tax Regulatory Assets: These amounts relate to deferred income taxes arising from utility operations that have not been included in customer rates relating to depreciation, ITCs and other flow-through items, including the flowback to customers of accumulated deferred income taxes related to tax repair deductions. As part of its base rate case settlement with the BPU and the establishment of the TAC mechanism in 2018, PSE&G agreed to a ten-year flowback to customers of its accumulated deferred income taxes from previously realized tax repair deductions which resulted in the recognition of a $581 million Regulatory Asset and Regulatory Liability as of September 30, 2018. In addition, PSE&G agreed to the current flowback of tax benefits from ongoing tax repair deductions as realized which results in the recording of a Regulatory Asset upon flowback. For the years ended December 31, 2022, 2021 and 2020, PSE&G had provided $35 million, $22 million and $31 million, respectively, in current tax repair flowbacks to customers. The recovery and amortization of the tax repair-related Deferred Income Tax Regulatory Assets is being recovered through the TAC regulatory mechanism.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Unprotected distribution-related excess deferred income taxes are being refunded to customers over five years through PSE&G’s TAC mechanism as approved in its 2018 distribution base rate proceeding. As of December 31, 2022, the balance remaining to be flowed back to customers was approximately $203 million with the remaining flowback period through 2024.
•Protected distribution-related excess deferred income taxes are being refunded to customers over the remaining useful life of distribution property, plant and equipment through PSE&G’s TAC mechanism. As of December 31, 2022, the balance remaining to be flowed back to customers was approximately $882 million.
•Previously realized distribution-related tax repair deductions are being refunded to customers over ten years through PSE&G’s TAC mechanism. As of December 31, 2022, the balance remaining to be flowed back to customers was approximately $425 million through 2028.
•Protected transmission-related excess deferred income taxes are being refunded to customers over the remaining useful life of transmission property, plant and equipment through PSE&G’s transmission formula rate mechanism. As of December 31, 2022, the balance remaining to be flowed back to customers was approximately $933 million.
•Unprotected transmission-related deferred income taxes were fully refunded to customers in 2019 and 2020.
•Deferred Storm Costs: Incremental costs incurred in the restoration and related costs from major storms from 2019 through 2022 for which PSE&G will seek recovery in its next base rate proceeding.
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
•GPRC: This amount represents costs of the over or under collected balances associated with various Energy Efficiency and Renewable Energy (EE & RE) Programs. PSE&G files annually with the BPU for recovery of amounts that include a return on and of its investment over the lives of the underlying investments and capital assets which range from five to ten years. Interest is accrued monthly on any over or under recovered balances. Approved components of the GPRC include: Carbon Abatement, Energy Efficiency Economic Stimulus Program (EEE), EEE Extension Program, EEE Extension II Program, Solar Generation Investment Program (Solar 4 All®), Solar 4 All® Extension, Solar 4 All® Extension II, Solar Loan II Program, Solar Loan III Program, Energy Efficiency (EE) 2017 Program, Clean Energy Future–Energy Efficiency (CEF-EE), the Transition Renewable Energy Certificate (TRECs) Program, Clean Energy Act Studies (CEAS), Community Solar Energy Program (CSEP) and the Successor Solar Incentive Program (SuSI).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Significant 2022 regulatory orders received and currently pending rate filings with the BPU by PSE&G are as follows:
•BGS—In January 2022, the BPU approved changes to BGS rates as a result of the FERC-approved changes to transmission charges, primarily as a result of the decrease in PSE&G’s transmission formula rate of return on equity. PSE&G’s BGS customers are being credited over a 12-month period effective February 1, 2022.
•BGSS—In April 2022, the BPU gave final approval to PSE&G’s request to maintain the BGSS rate of approximately 41 cents per therm which had been provisionally approved effective February 1, 2022.
In September 2022, the BPU approved on a provisional basis PSE&G’s June 2022 request to increase its BGSS rate to approximately 65 cents per therm, effective October 1, 2022.
In January 2023, PSE&G filed a self-implementing BGSS rate reduction of 15 cents per therm with the BPU. This reduction resulted in a new BGSS rate of approximately 50 cents per therm effective February 1, 2023.
•CIP—In February 2023, the BPU gave final approval for PSE&G to recover approximately $52 million of deficient electric revenues over two years, with approximately $18 million approved for recovery for the first year starting on the effective date of June 15, 2022.
In September 2022, the BPU provisionally approved PSE&G’s initial gas CIP cost recovery petition to recover over a one year period deficient gas revenues of approximately $53 million with new rates effective October 1, 2022. The revenue deficiency is the result of lower estimated revenues as compared to a baseline established in PSE&G’s most recent distribution base rate proceeding.
In February 2023, PSE&G filed its annual electric CIP petition seeking BPU approval to recover estimated deficient electric revenues of approximately $54 million based on the twelve month period ending May 31, 2023 with new rates proposed to be effective June 1, 2023. This matter is pending.
•CSEP Program, a New Component of the GPRC—In June 2022, the BPU approved PSE&G’s filing to recover its initial electric revenue requirement of $0.4 million related to the CSEP Program with the new rate effective July 1, 2022.
•COVID-19 Deferral—PSE&G continues to make quarterly filings as required by the BPU and has recorded a Regulatory Asset as of December 31, 2022 of approximately $137 million for net incremental costs, including $68 million for incremental gas bad debt expense associated with customer accounts receivable, which PSE&G expects are probable of recovery under the BPU order.
In December 2022, the BPU approved an extension of the COVID deferral period until March 15, 2023 and ordered all New Jersey regulated utilities to file petitions documenting its prudently incurred incremental COVID-19 costs no later than 60 days thereafter.
•Energy Strong II (ES II)—In May 2022, the BPU approved PSE&G’s updated filing for annual electric and gas revenue increases of $17 million and $1 million, respectively, effective June 1, 2022. These increases represent the return on and of Energy Strong II investments placed in service through January 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2022, PSE&G filed its annual petition seeking BPU approval to recover the annualized increases in electric and gas revenue requirements associated with capitalized investment costs of the ES II Program, with rates to be effective May 1, 2023. In February 2023, PSE&G updated its petition for actual investments through January 31, 2023 requesting annual electric and gas revenue increases of $16 million and $4 million, respectively. This matter is pending.
•Gas System Modernization Program (GSMP II)—In May 2022, the BPU approved PSE&G’s filing for an annual gas revenue increase of $25 million effective June 1, 2022. This increase represents the return on and of GSMP II investments placed in service through February 2022.
In November 2022, the BPU approved PSE&G’s updated GSMP II cost recovery filing to recover an annual gas revenue increase of $23 million effective December 1, 2022. This increase represents the return on and of GSMP II investments placed in service through August 31, 2022.
In December 2022, PSE&G filed its next semiannual GSMP II cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of approximately $11 million effective June 1, 2023.
•GPRC—In June 2022, the BPU approved PSE&G’s updated filing for an annual electric revenue decrease of approximately $4 million and a gas revenue increase of approximately $1 million, with new rates effective June 15, 2022.
In July 2022, PSE&G filed its 2022 GPRC cost recovery petition requesting BPU approval to recover increases of $110 million and $8 million in annual electric and gas revenues, respectively. This matter is pending.
In September 2022, PSE&G filed a petition which requested an increase of $320 million in its total program investment spending for the CEF-EE component of GPRC and a nine month extension to the program to make the investments. This matter is pending.
•Pension—In February 2023, the BPU approved an accounting order authorizing PSE&G to modify its method for calculating the amortization of the net actuarial gain or loss component of pension expense for ratemaking purposes. This methodology change for ratemaking purposes is effective for the calendar year ending December 31, 2023 and forward.
•RAC—In September 2022, the BPU approved PSE&G’s RAC 29 filing allowing recovery of approximately $44 million of net MGP remediation expenditures incurred from August 1, 2020 through July 31, 2021.
In January 2023, PSE&G filed its RAC 30 petition with the BPU seeking recovery of approximately $44 million of net MGP expenditures incurred from August 1, 2021 through July 31, 2022. This matter is pending.
•SuSI Program, a New Component of the GPRC—In June 2022, the BPU approved PSE&G’s filing to recover an annual electric revenue increase of $38 million effective June 15, 2022. These costs will be recovered as a new component of PSE&G’s existing electric GPRC.
•SBC—In January 2023, PSE&G filed a petition to increase its annual electric and gas rates by approximately $52 million and $32 million, respectively, in order to recover electric and gas costs incurred or expected to be incurred through February 2024 under its EE and Renewable Energy and Social Programs. The increase to electric rates includes the impact of increased bad debt expense as a result of the negative economic impact of the coronavirus pandemic and the resulting impact of moratoriums on collections. This matter is pending.
•TAC—In June 2022, the BPU approved PSE&G’s annual 2021 TAC filing to increase annual electric and gas revenues by approximately $15 million and $31 million, respectively. The new rates were effective June 15, 2022.
In October 2022, PSE&G made its annual 2022 TAC filing requesting BPU approval to increase electric revenues and decrease gas revenues by approximately $17 million and $70 million, respectively, on an annual basis starting January 1, 2023. This matter is pending.
•Transmission Formula Rates—In June 2022, PSE&G filed its 2021 true-up adjustment pertaining to its transmission formula rates in effect for 2021. This filing resulted in a decrease in the 2021 annual revenue requirement of $1 million less than the 2021 original and updated filings, incorporating the FERC-approved settlement agreement effective August 1, 2021.
In October 2022, PSE&G filed its Annual Transmission Formula Rate Update with FERC which will result in $69 million in increased annual transmission revenue effective January 1, 2023, subject to true-up.
•ZEC Program—In April 2022, the BPU approved PSE&G’s petition to refund a total of $4 million to customers,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including interest, for overcollections resulting from the ZEC program for the energy year ended May 31, 2021.
In January 2023, the BPU approved PSE&G’s petition to set the ZEC refund component of the tariff rate to zero effective February 1, 2023. For the ZEC Energy Year ended May 31, 2022, PSE&G purchased approximately $161 million in ZECs including interest, from the eligible nuclear plants selected by the BPU with the final payment made in August 2022. As a result of the collections and required ZEC payments, there were overcollected revenues, including interest totaling $1.3 million, which PSE&G refunded to customers over the remainder of 2022 through January 2023 through its existing rates.
Note 8. Leases
As of December 31, 2022, PSEG and its subsidiaries were both a lessee and a lessor in operating leases.
Lessee
PSE&G
PSE&G has operating leases for office space for customer service centers, rooftops and land for its Solar 4 All® facilities, equipment, vehicles and land for certain electric substations. These leases have remaining lease terms through 2040, some of which include options to extend the leases for up to four 5-year terms or one 10-year term; and two include options to extend the leases for one 45-year and one 48-year term, respectively. Some leases have fixed rent payments that have escalations based on certain indices, such as the CPI. Certain leases contain variable payments.
PSEG Power & Other
PSEG Power has operating leases for buildings, merchant transmission and equipment. These leases have remaining terms through 2025, one of which includes an option to extend the lease for up to one 5-year term. One lease has fixed rent payments that has escalations based on the CPI. Certain leases contain variable payments.
Services has operating leases for real estate and office equipment. These leases have remaining terms through 2030. Services’ lease for its headquarters, which ends in 2030, includes options to extend for two 5-year terms.
Operating Lease Costs
The following amounts relate to total operating lease costs, including both amounts recognized in the Consolidated Statements of Operations during the years ended December 31, 2022, 2021 and 2020 and any amounts capitalized as part of the cost of another asset, and the cash flows arising from lease transactions.

	PSE&G	PSEG Power & Other	Total
	Millions
Operating Lease Costs
Year Ended December 31, 2022
Long-term Lease Costs	$31	$25	$56
Short-term Lease Costs	21	5	26
Variable Lease Costs	2	11	13
Total Operating Lease Costs	$54	$41	$95

Year Ended December 31, 2022
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$17	$25	$42

Weighted Average Remaining Lease Term in Years	11	7	9
Weighted Average Discount Rate	3.5%	4.1%	3.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other	Total
	Millions
Operating Lease Costs
Year Ended December 31, 2021
Long-term Lease Costs	$24	$26	$50
Short-term Lease Costs	36	6	42
Variable Lease Costs	2	18	20
Total Operating Lease Costs	$62	$50	$112

Year Ended December 31, 2021
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$17	$26	$43

Weighted Average Remaining Lease Term in Years	12	8	9
Weighted Average Discount Rate	3.4%	4.1%	3.8%

	PSE&G	PSEG Power & Other	Total
	Millions
Operating Lease Costs
Year Ended December 31, 2020
Long-term Lease Costs	$26	$28	$54
Short-term Lease Costs	38	7	45
Variable Lease Costs	2	29	31
Total Operating Lease Costs	$66	$64	$130

Year Ended December 31, 2020
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$17	$28	$45

Weighted Average Remaining Lease Term in Years	12	11	11
Weighted Average Discount Rate	3.5%	4.3%	4.0%

Operating lease liabilities as of December 31, 2022 had the following maturities on an undiscounted basis:

	PSE&G	PSEG Power & Other	Total
	Millions
2023	$15	$20	$35
2024	12	16	28
2025	10	15	25
2026	8	15	23
2027	8	16	24
Thereafter	56	44	100
Total Minimum Lease Payments	$109	$126	$235

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the undiscounted cash flows to the discounted Operating Lease Liabilities recognized on the Consolidated Balance Sheets:

	As of December 31, 2022
	PSE&G	PSEG Power & Other	Total
	Millions
Undiscounted Cash Flows	$109	$126	$235
Reconciling Amount due to Discount Rate	(20)	(18)	(38)
Total Discounted Operating Lease Liabilities	$89	$108	$197

	As of December 31, 2021
	PSE&G	PSEG Power & Other	Total
	Millions
Undiscounted Cash Flows	$117	$152	$269
Reconciling Amount due to Discount Rate	(22)	(23)	(45)
Total Discounted Operating Lease Liabilities	$95	$129	$224

As of December 31, 2022, the current portions of Operating Lease Liabilities included in Other Current Liabilities were $28 million and $12 million for PSEG and PSE&G, respectively. As of December 31, 2021, the current portions of Operating Lease Liabilities included in Other Current Liabilities were $33 million and $12 million for PSEG and PSE&G, respectively.
Lessor
PSEG Power & Other
Energy Holdings is the lessor in leveraged leases. See Note 9. Long-Term Investments and Note 10. Financing Receivables.
Energy Holdings is the lessor in two operating leases for domestic energy generation facilities with remaining terms through 2036, one of which has an optional renewal period, and in real estate assets with remaining terms through 2049. In 2022, Energy Holdings recorded pre-tax impairments of $78 million related to one of its domestic energy generating facilities and its real estate assets. As of December 31, 2022, Energy Holdings’ property subject to these leases had a total carrying value of $51 million, including Assets Held for Sale of $20 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the operating lease income for the years ended December 31, 2022, 2021 and 2020:

Operating Lease Income	Millions
Year Ended December 31, 2022
Fixed Lease Income	$31
Variable Lease Income	—
Total Operating Lease Income	$31

Year Ended December 31, 2021
Fixed Lease Income	$23
Variable Lease Income	12
Total Operating Lease Income	$35

Year Ended December 31, 2020
Fixed Lease Income	$15
Variable Lease Income	26
Total Operating Lease Income	$41

Operating leases had the following minimum future fixed lease receipts as of December 31, 2022:

Millions
2023	$19
2024	19
2025	19
2026	19
2027	14
Thereafter	124
Total Minimum Future Lease Receipts	$214

Note 9. Long-Term Investments
Long-Term Investments as of December 31, 2022 and 2021 included the following:

	As of December 31,
	2022	2021
	Millions
PSE&G
Life Insurance and Supplemental Benefits	$81	$89
Solar Loans	62	92
PSEG Power & Other
Lease Investments	175	187
Equity Method Investments (A)	306	173
Total Long-Term Investments	$624	$541

(A)During the three years ended December 31, 2022, 2021 and 2020, dividends from these investments were $8 million, $17 million and $15 million, respectively.
Leases
Energy Holdings, through its indirect subsidiaries, has investments in assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third-party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Consolidated Balance Sheets. As an equity investor, Energy Holdings’ equity investments in the leases are comprised of the total expected lease receivables over the lease terms, reduced for any income not yet earned on the leases. This amount is included in Long-Term Investments on PSEG’s Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Consolidated Balance Sheets.
Leveraged leases outstanding as of December 31, 2022 commenced in or prior to 2000.The following table shows Energy Holdings’ gross and net lease investment as of December 31, 2022 and 2021.

	As of December 31,
	2022	2021
	Millions
Lease Receivables (net of Non-Recourse Debt)	$249	$274
Estimated Residual Value of Leased Assets	—	—
Total Investment in Rental Receivables	249	274
Unearned and Deferred Income	(74)	(87)
Gross Investments in Leases	175	187
Deferred Tax Liabilities	(39)	(42)
Net Investments in Leases	$136	$145

The pre-tax income and income tax effects related to investments in leases, excluding gains and losses on sales and the impacts of the Tax Act, were as follows:

	Years Ended December 31,
	2022	2021	2020
	Millions
Pre-Tax Income from Leases	$13	$13	$18
Income Tax Expense on Income from Leases	$3	$3	$2

Equity Method Investment
PSEG had a 25% equity interest in Ørsted’s Ocean Wind 1 project of $225 million and $111 million as of December 31, 2022 and 2021, respectively. For additional information see Note 5. Variable Interest Entities.
PSEG also had a 50% ownership interest in Kalaeloa, a combined-cycle generation facility in Hawaii of $71 million and $62 million as of December 31, 2022 and 2021, respectively.
PSEG has also invested in certain funds sponsored by Energy Impact Partners LP, totaling $10 million as of December 31, 2022.
Note 10. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of December 31, 2022, none of the solar loans were impaired; however, in the event of a loan default, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
Outstanding Loans by Class of Customer	2022	2021
	Millions
Commercial/Industrial	$85	$116
Residential	4	5
Total	89	121
Current Portion (included in Accounts Receivable)	(27)	(29)
Noncurrent Portion (included in Long-Term Investments)	$62	$92

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of December 31, 2022	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$9	prior to 2013	10 years	15 years
Solar Loan II	42	prior to 2015	10 years	15 years
Solar Loan III	38	largely funded as of December 31, 2022	10 years	10 years
Total	$89

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of December 31, 2022 and have an average remaining life of approximately three years. There are no remaining residential loans outstanding under the Solar Loan I program.
Energy Holdings
Energy Holdings had net investments in assets subject to leveraged lease accounting of $136 million as of December 31, 2022 and $145 million as of December 31, 2021 (see Note 9. Long-Term Investments).
The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of December 31, 2022	As of December 31, 2022
Millions
AA	$8
A-	47
BBB+ to BBB	194
Total	$249

PSEG recorded no credit losses for the leveraged leases existing on December 31, 2022. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.
Note 11. Trust Investments
NDT Fund
In accordance with NRC regulations, entities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear owner places funds in independent external trust accounts it maintains to provide for decommissioning. PSEG Power is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to file periodic reports with the NRC demonstrating that its NDT Fund meets the formula-based minimum NRC funding requirements. PSEG Power maintains an external master NDT to fund its share of decommissioning costs for its five nuclear facilities upon their respective termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. PSEG Power’s share of decommissioning costs related to its five nuclear units was estimated to be between $3.0 billion and $3.4 billion, including contingencies. The liability for decommissioning recorded on a discounted basis as of December 31, 2022 was approximately $1.1 billion and is included in the ARO. The funds are managed by third-party investment managers who operate under investment guidelines developed by PSEG Power.
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$476	$232	$(12)	$696
International	336	68	(28)	376
Total Equity Securities	812	300	(40)	1,072
Available-for-Sale Debt Securities
Government	721	—	(94)	627
Corporate	597	1	(69)	529
Total Available-for-Sale Debt Securities	1,318	1	(163)	1,156
Total NDT Fund Investments (A)	$2,130	$301	$(203)	$2,228

    (A)    The NDT Fund Investments table excludes cash and foreign currency of $2 million as of December 31, 2022, which is part of the NDT Fund.

	As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$491	$363	$(3)	$851
International	346	119	(15)	450
Total Equity Securities	837	482	(18)	1,301
Available-for-Sale Debt Securities
Government	683	12	(8)	687
Corporate	637	16	(6)	647
Total Available-for-Sale Debt Securities	1,320	28	(14)	1,334
Total NDT Fund Investments (A)	$2,157	$510	$(32)	$2,635

(A)    The NDT Fund Investments table excludes cash and foreign currency of $2 million as of December 31, 2021, which is part of the NDT Fund.
Net unrealized gains (losses) on debt securities of $(95) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Consolidated Balance Sheet as of December 31, 2022. The portion of net unrealized gains (losses) recognized during 2022 related to equity securities still held at the end of December 31, 2022 was $(163) million.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as shown in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2022	2021
	Millions
Accounts Receivable	$14	$11
Accounts Payable	$6	$11

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of December 31, 2022				As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$90	$(10)	$9	$(2)	$69	$(3)	$—	$—
International	88	(12)	38	(16)	76	(13)	9	(2)
Total Equity Securities	178	(22)	47	(18)	145	(16)	9	(2)
Available-for-Sale Debt Securities
Government (B)	301	(27)	292	(67)	332	(5)	67	(3)
Corporate (C)	221	(21)	249	(48)	306	(4)	30	(2)
Total Available-for-Sale Debt Securities	522	(48)	541	(115)	638	(9)	97	(5)
NDT Trust Investments	$700	$(70)	$588	$(133)	$783	$(25)	$106	$(7)

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
(C)Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Unrealized losses were due to market declines. It is not expected that these securities would settle for less than their amortized cost. PSEG Power does not intend to sell these securities nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG Power did not recognize credit losses for corporate bonds because they are primarily investment grade securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Years Ended December 31,
	2022	2021	2020
	Millions
Proceeds from Sales (A)	$1,521	$1,930	$2,031
Net Realized Gains (Losses):
Gross Realized Gains	$86	$236	$214
Gross Realized Losses	(136)	(70)	(94)
Net Realized Gains (Losses) on NDT Fund (B)	(50)	166	120
Net Unrealized Gains (Losses) on Equity Securities	(205)	19	120
Impairment of Available-for-Sale Debt Securities (C)	—	—	(3)
Net Gains (Losses) on NDT Fund Investments	$(255)	$185	$237

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
(C)PSEG Power recognized an impairment of available-for-sale debt securities in 2020. PSEG Power’s policy is to sell all securities that are rated below investment grade.
The NDT Fund debt securities held as of December 31, 2022 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$12
1 - 5 years	319
6 - 10 years	221
11 - 15 years	62
16 - 20 years	96
Over 20 years	446
Total NDT Available-for-Sale Debt Securities	$1,156

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$14	$6	$—	$20
Available-for-Sale Debt Securities
Government	110	—	(21)	89
Corporate	89	—	(15)	74
Total Available-for-Sale Debt Securities	199	—	(36)	163
Total Rabbi Trust Investments	$213	$6	$(36)	$183

	As of December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$14	$12	$—	$26
Available-for-Sale Debt Securities
Government	107	1	(1)	107
Corporate	105	5	(1)	109
Total Available-for-Sale Debt Securities	212	6	(2)	216
Total Rabbi Trust Investments	$226	$18	$(2)	$242

Net unrealized gains (losses) on debt securities of $(26) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Consolidated Balance Sheet as of December 31, 2022. The portion of net unrealized gains (losses) recognized during 2022 related to equity securities still held at the end of December 31, 2022 was $(6) million.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as shown in the following table.

	As of December 31,
	2022	2021
	Millions
Accounts Receivable	$1	$1
Accounts Payable	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than and greater than 12 months:

	As of December 31, 2022				As of December 31, 2021
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$32	$(5)	$57	$(16)	$57	$—	$16	$(1)
Corporate (B)	35	(5)	39	(10)	40	(1)	5	—
Total Available-for-Sale Debt Securities	67	(10)	96	(26)	97	(1)	21	(1)
Rabbi Trust Investments	$67	$(10)	$96	$(26)	$97	$(1)	$21	$(1)

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
(B)Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Unrealized losses were due to market declines. It is not expected that these securities would settle for less than their amortized cost. PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG did not recognize credit losses for corporate bonds because they are primarily investment grade.
The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Years Ended December 31,
	2022	2021	2020
	Millions
Proceeds from Rabbi Trust Sales	$65	$170	$203
Net Realized Gains (Losses):
Gross Realized Gains	$5	$16	$19
Gross Realized Losses	(9)	(8)	(6)
Net Realized Gains (Losses) on Rabbi Trust (A)	(4)	8	13
Net Unrealized Gains (Losses) on Equity Securities	(6)	1	3
Net Gains (Losses) on Rabbi Trust Investments	$(10)	$9	$16

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Rabbi Trust debt securities held as of December 31, 2022 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	29
6 - 10 years	23
11 - 15 years	7
16 - 20 years	16
Over 20 years	88
Total Rabbi Trust Available-for-Sale Debt Securities	$163

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
The fair value of the Rabbi Trust related to PSEG and PSE&G are detailed as follows:

	As of December 31,	As of December 31,
	2022	2021
	Millions
PSE&G	$32	$43
PSEG Power & Other	151	199
Total Rabbi Trust Investments	$183	$242

Note 12. Intangibles
As of December 31, 2022 and 2021, PSEG had intangible assets of $14 million and $20 million, respectively, related to RECs, which are recorded at cost and evaluated for impairment at least annually. As load is served under contracts requiring energy from renewable sources, the related expense is recorded.
The changes to PSEG’s intangible assets during 2021 and 2022 are as follows:

	Emissions Allowances	RECs	Total Intangibles
	Millions
Balance as of January 1, 2021	$112	$46	$158
Retirements	(58)	(114)	(172)
Purchases	9	89	98
Sales and Transfers (A)	(62)	(1)	(63)
Impairments	(1)	—	(1)
Balance as of December 31, 2021	$—	$20	$20
Retirements	—	(76)	(76)
Purchases	—	70	70
Balance as of December 31, 2022	$—	$14	$14

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
PSEG’s other ARO liability primarily relates to decommissioning of its nuclear power plants in accordance with NRC requirements. PSEG has an independent external trust that is intended to fund decommissioning of its nuclear facilities upon termination of operation. For additional information, see Note 11. Trust Investments. PSEG also identified conditional AROs related to PSEG’s retained fossil generation sites primarily related to liabilities for removal of asbestos. To estimate the fair value of its other AROs, PSEG uses a probability weighted, discounted cash flow model which, on a unit by unit basis, considers multiple outcome scenarios that include significant estimates and assumptions, and are based on third-party decommissioning cost estimates, cost escalation rates, inflation rates and discount rates.
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
The changes to the ARO liabilities for PSEG and PSE&G during 2021 and 2022 are presented in the following table:

	PSEG	PSE&G	PSEG Power & Other
	Millions
ARO Liability as of January 1, 2021	$1,212	$314	$898
Liabilities Settled	(15)	(14)	(1)
Adjustments (B)	(37)	—	(37)
Accretion Expense	44	—	44
Accretion Expense Deferred and Recovered in Rate Base (A)	16	16	—
Revision to Present Values of Estimated Cash Flows	353	47	306
ARO Liability as of December 31, 2021	$1,573	$363	$1,210
Liabilities Settled	$(15)	$(15)	$—
Accretion Expense	50	—	50
Accretion Expense Deferred and Recovered in Rate Base (A)	17	17	—
Revision to Present Values of Estimated Cash Flows	(126)	19	(145)
ARO Liability as of December 31, 2022	$1,499	$384	$1,115

(A)Not reflected as expense in Consolidated Statements of Operations.
(B)Represents amounts related to the sale of the solar plants and the fossil generating assets classified as Held for Sale.
In February 2022, the NRC issued an order related to its review of the subsequent license renewal (SLR) application for the Peach Bottom nuclear units. While the NRC had previously granted the SLR to the Peach Bottom units, the NRC was responding to pending motions that had not previously been adjudicated. In its decision, the NRC concluded that the previous environmental review required by the National Environmental Policy Act (NEPA) was incomplete because it did not adequately address environmental impacts resulting from extending the units’ licenses by 20 years. As a result, at the direction of the NRC, the NRC staff changed the expiration dates for the licenses back to 2033 and 2034, until the completion of the NEPA analysis. The NRC directed, however, that the subsequently renewed licenses themselves remain in effect. The NRC also stated that it

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fully expects that the staff will complete its update of the NEPA analysis before 2033. As such, at this time, PSEG has not adjusted the useful lives or the assumed shutdown probabilities assigned to the ARO of the units as PSEG believes that the licenses will be updated to reflect the approved 2053 and 2054 expiration dates within the current license period. PSEG will continue to monitor this matter for further developments and any change to the estimated useful lives and ARO probabilities could have an adverse financial statement impact, which may be material.
In August 2022, the IRA was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established a PTC for electricity generation using nuclear energy set to begin in 2024 through 2032. As a result, PSEG reassessed the Asset Retirement Cost (ARC) and ARO assumptions related to its nuclear units. This resulted in a decrease to the ARC asset and ARO liability of $145 million primarily due to an adjustment in the assumed estimated timing of cash flows associated with decommissioning the units. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information on PTCs.
During 2021, PSE&G recorded an increase to its ARO liabilities primarily due to the impact of increases in labor rates and other costs, partially offset by decreases from changes in inflation and discount rate assumptions. Those changes had no impact on PSE&G’s Consolidated Statement of Operations.
In April 2021, the BPU awarded ZECs to PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants for an additional three years through May 2025. Concurrent with the BPU’s decision, PSEG reassessed the ARC and ARO assumptions related to the Salem and Hope Creek units. This resulted in an increase to the ARC asset and ARO liability of $51 million, primarily due to lower discount rates and higher inflation. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information on ZECs.
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
The following table provides a roll-forward of the changes in the benefit obligation and the fair value of plan assets during each of the two years in the periods ended December 31, 2022 and 2021. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year (A)	$7,240	$7,507	$1,197	$1,306
Service Cost	142	151	6	9
Interest Cost	167	140	26	22
Actuarial (Gain) Loss (B)	(1,517)	(199)	(314)	(90)
Gross Benefits Paid	(382)	(359)	(61)	(50)
Other	(22)	—	(3)	—
Benefit Obligation at End of Year (A)	$5,628	$7,240	$851	$1,197
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$6,906	$6,368	$606	$564
Actual Return on Plan Assets	(1,606)	886	(139)	79
Employer Contributions	11	11	23	13
Gross Benefits Paid	(382)	(359)	(61)	(50)
Other	(18)	—	—	—
Fair Value of Assets at End of Year	$4,911	$6,906	$429	$606
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$(717)	$(334)	$(422)	$(591)
Additional Amounts Recognized in the Consolidated Balance Sheets
Current Accrued Benefit Cost (C)	$(12)	$(16)	$(12)	$(19)
Noncurrent Accrued Benefit Cost	(705)	(318)	(410)	(572)
Amounts Recognized	$(717)	$(334)	$(422)	$(591)
Additional Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulated Assets and Deferred Assets (D)
Prior Service Credit	$—	$—	$(52)	$(181)
Net Actuarial Loss	2,151	1,643	41	193
Total	$2,151	$1,643	$(11)	$12

(A)Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other benefits. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation or retirement.
(B)For pension benefits, the net actuarial gains in 2022 and 2021 were due primarily to an increase in the discount rate. For OPEB, the net actuarial gain in 2022 was due primarily to an increase in the discount rate and other assumption updates. For OPEB, the net actuarial gain in 2021 was due primarily to an increase in the discount rate coupled with lower than expected claims experience.
(C)Includes ($5) million and ($7) million for pension benefits and other benefits, respectively, as of December 31, 2021 classified as Held for Sale. For additional information, see Note 4. Early Plant Retirements/Asset Dispositions and Impairments.
(D)Includes $594 million ($426 million, after-tax) and $495 million ($355 million, after-tax) in Accumulated Other Comprehensive Loss related to Pension and OPEB as of December 31, 2022 and 2021, respectively. Also includes Regulatory Assets of $1,405 million and Deferred Assets of $141 million as of December 31, 2022 and Regulatory Assets of $1,043 million and Deferred Assets of $117 million as of December 31, 2021.
The pension benefits table above provides information relating to the funded status of the qualified and nonqualified pension and OPEB plans on an aggregate basis. As of December 31, 2022, PSEG had funded approximately 87% of its projected pension benefit obligation. This percentage does not include $183 million of assets in the Rabbi Trust as of December 31, 2022, which provide funding for the nonqualified pension plans and certain deferred compensation. The nonqualified pension plans included in the projected benefit obligation in the above table were $137 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Benefit Obligation
The accumulated benefit obligation for all PSEG’s defined benefit pension plans was $5.5 billion as of December 31, 2022 and $7.1 billion as of December 31, 2021.
The following table provides the components of net periodic benefit relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco for the years ended December 31, 2022, 2021 and 2020. Amounts shown do not reflect the impacts of capitalization and co-owner allocations. Only the service cost component is eligible for capitalization, when applicable.

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$142	$151	$141	$6	$9	$9
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	167	140	192	26	22	34
Expected Return on Plan Assets	(484)	(476)	(443)	(42)	(42)	(39)
Amortization of Net
Prior Service Credit	—	—	(10)	(129)	(129)	(128)
Actuarial Loss	60	103	92	15	44	47
Non-Service Components of Pension and OPEB (Credits) Costs	(257)	(233)	(169)	(130)	(105)	(86)
Total Benefit (Credits) Costs	$(115)	$(82)	$(28)	$(124)	$(96)	$(77)

Pension costs and OPEB costs for PSEG and PSE&G are detailed as follows:

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	Millions
PSE&G	$(70)	$(64)	$(27)	$(109)	$(92)	$(76)
PSEG Power & Other	(45)	(18)	(1)	(15)	(4)	(1)
Total Benefit (Credits) Costs	$(115)	$(82)	$(28)	$(124)	$(96)	$(77)

The following table provides the pre-tax changes recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Deferred Assets:

	Pension		Other Benefits
	2022	2021	2022	2021
	Millions
Net Actuarial (Gain) Loss in Current Period	$568	$(608)	$(138)	$(127)
Amortization of Net Actuarial Gain (Loss)	(60)	(103)	(14)	(44)
Prior Service Cost (Credit) in Current Period	—	—	—	—
Amortization of Prior Service Credit	—	—	129	129
Total	$508	$(711)	$(23)	$(42)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020

Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	5.20%	2.94%	2.61%	5.16%	2.82%	2.46%
Rate of Compensation Increase	4.40%	4.40%	4.40%	4.40%	4.40%	4.40%
Cash Balance Interest Crediting Rate	6.00%	6.00%	6.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount Rate	2.94%	2.61%	3.30%	2.82%	2.46%	3.20%
Service Cost Interest Rate	3.19%	2.94%	3.49%	3.06%	2.76%	3.50%
Interest Cost Interest Rate	2.37%	1.91%	2.87%	2.21%	1.70%	2.87%
Expected Return on Plan Assets	7.20%	7.70%	7.70%	7.20%	7.69%	7.70%
Rate of Compensation Increase	4.40%	4.40%	3.90%	4.40%	4.40%	3.90%
Cash Balance Interest Crediting Rate	6.00%	6.00%	6.00%	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates as of December 31
Health Care Costs
Immediate Rate				6.98%	6.14%	6.37%
Ultimate Rate				4.75%	4.75%	4.75%
Year Ultimate Rate Reached				2032	2029	2029

Plan Assets
The investments of pension and OPEB plans are held in a trust account by the Trustee and consist of an undivided interest in an investment account of the Master Trust. The investments in the pension and OPEB plans are measured at fair value within a hierarchy that prioritizes the inputs to fair value measurements into three levels. See Note 19. Fair Value Measurements for more information on fair value guidance. Use of the Master Trust permits the commingling of pension plan assets and OPEB plan assets for investment and administrative purposes. Although assets of the plans are commingled in the Master Trust, the Trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the respective participating plans. The net investment income of the investment assets is allocated by the Trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. As of December 31, 2022, the pension plan interest and OPEB plan interest in such assets of the Master Trust were approximately 92% and 8%, respectively.
The following tables present information about the investments measured at fair value on a recurring basis as of December 31, 2022 and 2021, including the fair value measurements and the levels of inputs used in determining those fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2022
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents (A)	$36	$36	$—
Equity Securities
Common Stock (B)	1,231	1,231	—
Commingled (C)	1,346	—	1,346
Debt Securities (D)
U.S. Treasury	1,351	—	1,351
Commingled	4	4	—
Subtotal Fair Value	$3,968	$1,271	$2,697
Measured at net asset value practical expedient
Commingled—Equities (E)	965
Real Estate Investment (F)	395
Private Equity (G)	3
Total Fair Value (H)	$5,331

	Recurring Fair Value Measurements as of December 31, 2021
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents (A)	$45	$45	$—
Equity Securities
Common Stock (B)	1,959	1,959	—
Commingled (C)	1,948	1,085	863
Preferred Stock (B)	2	2	—
Other (I)	2	2	—
Debt Securities (D)
U.S. Treasury	1,761	—	1,761
Commingled	4	4	—
Subtotal Fair Value	$5,721	$3,097	$2,624
Measured at net asset value practical expedient
Commingled—Equities (E)	1,403
Real Estate Investment (F)	372
Private Equity (G)	3
Total Fair Value (H)	$7,499

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
(D)Debt securities include mainly U.S. Treasury obligations. These investments are valued using an evaluated pricing approach that varies by asset class and reflects observable market information such as the most recent exchange price

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads or the most recent quotes for similar securities which are a Level 2 measure.
(E)Certain commingled equity funds are not included in the fair value hierarchy as they are measured at fair value using the NAV per share (or its equivalent) practical expedient. These funds do not meet the definition of readily determinable fair value due to the frequency of publishing NAV (monthly). The objectives of these funds are mainly tracking the S&P Index or achieving long-term growth through investment in foreign equity securities and the Morgan Stanley Capital International Index.
(F)The unlisted real estate fund invests in office, apartment, industrial and retail space. The fund is valued using the NAV per unit of funds. The investment value of the real estate properties is determined on a quarterly basis by independent market appraisers engaged by the board of directors of the fund. The ability to redeem funds is subject to the availability of cash arising from net investment income, allocations and the sale of investments in the normal course of business. The fund’s NAV is published quarterly. In addition, redemptions require one quarter advance notice prior to redemption and are fulfilled quarterly. The fund, therefore, does not meet the definition of readily determinable fair value. The purpose of the fund is to acquire, own, hold for investment and ultimately dispose of investments in real estate and real estate-related assets with the intention of achieving current income, capital appreciation or both.
(G)Private equity investments primarily include various limited partnerships that invest in either operating companies through acquisitions or developing a portfolio of non-U.S. distressed investments to maximize total return on capital. These investments are valued at NAV (or its equivalent) on a quarterly basis and have significant redemption restrictions preventing redemption until fund liquidation and limited ability to sell these investments. Fund liquidation is not expected to occur for several more years. These investments are not included in the fair value hierarchy in accordance with the guidance on NAV practical expedient.
(H)Excludes net receivables of $7 million and $11 million as of December 31, 2022 and 2021, respectively, which consist of interest, dividends and receivables and payables related to pending securities sales and purchases. In addition, the table excludes cash and foreign currency of $2 million as of each of December 31, 2022 and 2021.
(I)Investment in a publicly traded limited partnership.
The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans as of the measurement date, December 31:

	As of December 31,
Investments	2022	2021
Equity Securities	67%	71%
Debt Securities	25	23
Other Investments	8	6
Total Percentage	100%	100%

PSEG utilizes forecasted returns, risk, and correlation of all asset classes in order to develop an efficient portfolio. PSEG’s long-term target asset allocation of 54% equities, 18% real assets and 28% fixed income is consistent with the funds’ financial objectives. Certain investments in real assets (12% as of December 31, 2022) are made through investing in equity securities and tracked as equities when reporting fair value; however, they are viewed by their asset class, real assets, in our target asset allocation. Derivative financial instruments are used by the plans’ investment managers primarily to adjust the fixed income duration of the portfolio and hedge the currency risk component of foreign investments. The expected long-term rate of return on plan assets was 7.2% for 2022 and will be 8.1% for 2023. This expected return includes a premium for active management.
Plan Contributions
PSEG does not plan to contribute to its pension and OPEB plans in 2023. Internal Revenue Service (IRS) minimum funding requirements for pension plans are determined based on the fund’s assets and liabilities at the end of a calendar year for the subsequent calendar year.
Estimated Future Benefit Payments
The following pension benefit and postretirement benefit payments are expected to be paid to plan participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Pension Benefits	Other Benefits
	Millions
2023	$424	$77
2024	400	75
2025	405	74
2026	411	72
2027	418	70
2028-2032	2,124	309
Total	$4,182	$677

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

	Thrift Plan and Savings Plan
	Years Ended December 31,
	2022	2021	2020
	Millions
PSE&G	$28	$28	$27
PSEG Power & Other	14	16	16
Total Employer Matching Contributions	$42	$44	$43

Servco Pension and OPEB
Servco sponsors a qualified pension plan and OPEB plan covering its employees who meet certain eligibility criteria. Under the OSA, employee benefit costs for these plans are funded by LIPA. See Note 5. Variable Interest Entities. These obligations, as well as the offsetting long-term receivable, are separately presented on the Consolidated Balance Sheet of PSEG.
The following table provides a roll-forward of the changes in Servco’s benefit obligation and the fair value of its plan assets during the years ended December 31, 2022 and 2021. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year (A)	$596	$569	$640	$699
Service Cost	38	38	21	23
Interest Cost	17	14	19	18
Actuarial (Gain) Loss (B)	(189)	(18)	(215)	(89)
Gross Benefits Paid	(10)	(7)	(10)	(11)
Benefit Obligation at End of Year (A)	$452	$596	$455	$640
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$422	$343	$—	$—
Actual Return on Plan Assets	(72)	49	—	—
Employer Contributions	30	37	10	11
Gross Benefits Paid	(10)	(7)	(10)	(11)
Fair Value of Assets at End of Year	$370	$422	$—	$—
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$(82)	$(174)	$(455)	$(640)
Additional Amounts Recognized in the Consolidated Balance Sheets
Accrued Pension Costs of Servco	$(82)	$(174)	N/A	N/A
OPEB Costs of Servco	N/A	N/A	(455)	(640)
Amounts Recognized (C)	$(82)	$(174)	$(455)	$(640)

(A)Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other benefits. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation or retirement.
(B)For pension benefits and OPEB, the net actuarial gains in 2022 were due primarily to an increase in the discount rate. For pension benefits, the net actuarial gain in 2021 was due primarily to an increase in the discount rate. For OPEB, the net actuarial gain in 2021 was due primarily to updated assumptions.
(C)Amounts equal to the accrued pension and OPEB costs of Servco are offset in Long-Term Receivable of VIE on PSEG’s Consolidated Balance Sheets.
Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. The pension-related revenues and costs for 2022, 2021 and 2020 were $30 million, $37 million and $30 million, respectively. Servco has contributed its entire planned contribution amount to its pension plan trusts during 2022. The OPEB-related revenues earned and costs incurred were $10 million, $11 million and $9 million in 2022, 2021 and 2020, respectively. The following assumptions were used to determine the benefit obligations of Servco:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	5.30%	3.21%	2.98%	5.34%	3.28%	3.08%
Rate of Compensation Increase	3.95%	3.95%	3.95%	3.95%	3.95%	3.95%
Cash Balance Interest Crediting Rate	4.30%	3.75%	3.75%	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates as of December 31
Health Care Costs
Immediate Rate				6.71%	6.48%	6.70%
Ultimate Rate				4.75%	4.75%	4.75%
Year Ultimate Rate Reached				2032	2029	2029

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
The following tables present information about Servco’s investments measured at fair value on a recurring basis as of December 31, 2022 and 2021, including the fair value measurements and the levels of inputs used in determining those fair values.

	Recurring Fair Value Measurements as of December 31, 2022
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents	$1	$1	$—
Equity Securities
Common Stock (A)	25	25	—
Commingled (B)	251	—	251
Commingled Bonds (B)	93	—	93
Total	$370	$26	$344

	Recurring Fair Value Measurements as of December 31, 2021
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents	$1	$1	$—
Equity Securities
Common Stock (A)	34	34	—
Commingled (B)	285	—	285
Commingled Bonds (B)	102	—	102
Total	$422	$35	$387

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
The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans of Servco as of the measurement date, December 31:

	As of December 31,
Investments	2022	2021
Equity Securities	75%	76%
Debt Securities	25	24
Total Percentage	100%	100%

Servco utilizes forecasted returns, risk, and correlation of all asset classes in order to develop an efficient portfolio. Servco’s long-term target asset allocation of 60% equities, 15% real assets and 25% fixed income is consistent with the funds’ financial objectives. Certain investments in real assets (15% at December 31, 2022) are made through investing in equity securities and tracked as equities when reporting fair value; however, they are viewed by their asset class, real assets, in our target asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocation. The expected long-term rate of return on plan assets was 7.60% for 2022 and will be 8.0% for 2023. This expected return includes a premium for active management.
Plan Contributions
Servco plans to contribute $18 million into its pension plan during 2023.
Estimated Future Benefit Payments
The following pension benefit and postretirement benefit payments are expected to be paid to Servco’s plan participants:

Year	Pension Benefits	Other Benefits
	Millions
2023	$12	$10
2024	14	12
2025	17	14
2026	19	15
2027	22	17
2028-2032	149	112
Total	$233	$180

Servco 401(k) Plans
Servco sponsors two 401(k) plans, which are defined contribution retirement plans subject to ERISA. Eligible non-represented employees of Servco participate in the Long Island Electric Utility Servco LLC Incentive Thrift Plan I (Thrift Plan I), and eligible represented employees of Servco participate in the Long Island Electric Utility Servco LLC Incentive Thrift Plan II (Thrift Plan II). Participants in the plans may contribute up to 50% of their eligible compensation to these plans, not to exceed the IRS maximums, including any catch-up contributions for those employees age 50 and above. Servco does not provide an employer match or core contribution for employees in Thrift Plan II. For employees in Thrift Plan I, Servco matches 50% of such employee contributions up to 8% of eligible compensation and provides core contributions (based on years of service and age) to employees who do not participate in Servco’s Retirement Income Plan. The amount expensed by Servco for employer matching contributions was $9 million for each of the years ended December 31, 2022, 2021 and 2020. Pursuant to the OSA, Servco recognizes Operating Revenues for the reimbursement of these costs.
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
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of December 31, 2022 and 2021.

	As of December 31, 2022	As of December 31, 2021
	Millions
Face Value of Outstanding Guarantees	$1,601	$1,959
Exposure under Current Guarantees	$198	$176

Letters of Credit Margin Posted	$87	$80
Letters of Credit Margin Received	$38	$242

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$60
Counterparty Cash Collateral Received	$(1)	$(1)
Net Broker Balance Deposited (Received)	$1,522	$785

Additional Amounts Posted
Other Letters of Credit	$156	$67

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
The EPA has announced two separate cleanup plans for the Lower 8.3 miles and Upper 9 miles of the LPRSA. The EPA’s plan for the Lower 8.3 miles involves dredging and capping sediments at an estimated cost of $2.3 billion, and its plan for the Upper 9 miles involves dredging and capping sediments at an estimated cost of $550 million. Additional cleanup work may be required depending on the results of these initial phases of work.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2022, the EPA announced a proposed settlement with 85 parties who have agreed to pay $150 million to resolve their LPRSA CERCLA liability, in whole or in part. The EPA has explained that the settlement was the outcome of an EPA-sponsored process where the EPA hired a cost allocator to recommend shares of LPRSA cleanup costs. The allocator’s Final Allocation Recommendation Report is available on the EPA’s website, and the proposed settlement is subject to public comment and judicial review. It is uncertain whether the settlement will be finalized as currently proposed, and the allocation did not address certain costs incurred by the EPA for which it may be entitled to reimbursement and which may be material. PSE&G and PSEG Power are not included in the proposed settlement, but the EPA sent PSE&G, Occidental Chemical Corporation, and several other PRPs a letter in March 2022 inviting them to submit to the EPA individually or jointly an offer to fund or participate in the next stages of the remediation. PSEG submitted a good faith offer to the EPA in June 2022 on behalf of PSE&G and PSEG Power. PSEG understands that the EPA is evaluating its offer. The EPA may commence the next phases of remediation itself and seek to recover the costs from PSE&G or others, or it may take enforcement action to compel PSE&G or others to fund or participate in the remediation.
Occidental Chemical Corporation has commenced the design of the Lower 8.3 Record of Decision Remedy, but declined to participate in the allocation process. Instead, it filed suit against PSE&G and others seeking cost recovery and contribution under CERCLA but has not quantified alleged damages. The litigation is ongoing and PSEG cannot predict the outcome.
Two Potentially Responsible Parties (PRPs), Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus), have filed for Chapter 11 bankruptcy. The trust representing the creditors in this proceeding has filed a complaint asserting claims against Tierra’s and Maxus’ current and former parent entities, among others. Any damages awarded may be used to fund the remediation of the LPRSA.
As of December 31, 2022, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Other Noncurrent Liability of $13 million.
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
MGP Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

could range between $206 million and $226 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $206 million as of December 31, 2022. Of this amount, $35 million was recorded in Other Current Liabilities and $171 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $206 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
Legacy Environmental Obligations at Former Fossil Generating Sites
PSEG Power has retained ownership of certain liabilities excluded from the 2022 sale of its fossil generation portfolio. These liabilities primarily relate to obligations under the New Jersey Industrial Site Recovery Act (ISRA) and the Connecticut Transfer Act (CTA) to investigate and remediate PSEG Power’s two formerly owned generating station sites in Connecticut, and six formerly owned generating station sites in New Jersey. In addition, PSEG Power still owns two former generating station sites in New Jersey that triggered ISRA in 2015.
PSEG Power is in the process of fulfilling its obligations under ISRA and the CTA to investigate these sites. It will require multiple years and comprehensive environmental sampling to understand the extent of and to carry out the required remediation. The full remediation costs at each of the ten sites are not estimable, but will likely be material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.
The BGS-CIEP auction is for a one-year supply period from June 1 to May 31 with the BGS-CIEP auction price measured in dollars per MW-day for capacity. The final price for the BGS-CIEP auction year commencing June 1, 2023 is $330.72 per MW-day, replacing the BGS-CIEP auction year price ending May 31, 2023 of $276.26 per MW-day. Energy for BGS-CIEP is priced at hourly PJM locational marginal prices for the contract period.
PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2020	2021	2022	2023
36-Month Terms Ending	May 2023	May 2024	May 2025	May 2026	(A)
Load (MW)	2,800	2,900	2,800	2,800
$ per MWh	$102.16	$64.80	$76.30	$93.11

(A)Prices set in the 2023 BGS auction will become effective on June 1, 2023 when the 2020 BGS auction agreements expire.
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
As of December 31, 2022, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2027
Millions
Nuclear Fuel
Uranium	$390
Enrichment	$327
Fabrication	$189
Natural Gas	$1,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
BPU Audit of PSE&G
In September 2020, the BPU ordered the commencement of a comprehensive affiliate and management audit of PSE&G. It has been more than ten years since the BPU last conducted a management and affiliate audit of this kind of PSE&G, which is initiated periodically as required by New Jersey statutes/regulations. Phase 1 of the audit reviews affiliate relations and cost allocation between PSE&G and its affiliates, including an analysis of the relationship between PSE&G and PSEG Energy Resources & Trade, LLC, a wholly owned subsidiary of PSEG Power over the past ten years, and between PSE&G and PSEG LI. Phase 2 is a comprehensive management audit, which will address, among other things, executive management, corporate governance, system operations, human resources, cyber security, compliance with customer protection requirements and customer safety. The audit officially began in late May 2021 and data collection (written discovery and interviews) has concluded. The BPU Audit Staff are in the process of finalizing their report. It is not possible at this time to predict the outcome of this matter.
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
Coronavirus Pandemic
The COVID-19 pandemic and associated government actions and economic effects continue to impact our businesses. PSEG and its subsidiaries have incurred additional expenses to protect our employees and customers, and PSE&G is experiencing significantly higher bad debts and lower cash collections from customers due to the moratorium on shut-offs for residential customers that was extended through March 15, 2022. Although collections and shut-offs re-commenced in mid-March 2022, in late March 2022, New Jersey passed legislation that provided protection from shut-offs to customers who applied for payment assistance programs with those applying for assistance protected from shut-offs while awaiting their application determination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G has deferred the impact of the COVID-19 costs for future recovery, and in December 2022, the BPU determined that the deferral period will end on March 15, 2023. The potential future impact of the pandemic and the associated economic impacts, which could extend beyond the duration of the pandemic, could have risks that drive certain accounting considerations. The ultimate impact of the coronavirus pandemic is highly uncertain and cannot be predicted at this time.
Nuclear Insurance Coverages and Assessments
PSEG Power is a member of the joint underwriting association, American Nuclear Insurers (ANI), which provides nuclear liability insurance coverage at the Salem and Hope Creek site and the Peach Bottom site. The ANI policies are designed to satisfy the financial protection requirements outlined in the Price-Anderson Act, which sets the limit of liability for claims that could arise from an incident involving any licensed nuclear facility in the United States. The limit of liability per incident per site is composed of primary and excess layers. As of December 31, 2022, nuclear sites were required to purchase $450 million of primary liability coverage for each site through ANI. The primary layer is supplemented by an excess layer, which is an industry self-insurance pool. In the event a nuclear site, which is part of the industry self-insurance pool, has a claim that exceeds the primary layer, each licensee would be assessed a prorated share of the excess layer. The excess layer limit is $13.2 billion. PSEG Power’s maximum aggregate assessment per incident is $433 million based on PSEG Power’s ownership interests in Salem, Hope Creek and Peach Bottom and its maximum aggregate annual assessment per incident is $65 million. If the damages exceed the limit of liability, Congress could impose further revenue-raising measures on the nuclear industry to pay claims. Further, a decision by the U.S. Supreme Court, not involving PSEG Power, held that the Price-Anderson Act did not preclude punitive damage awards based on state law claims.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Debt and Credit Facilities
Long-Term Debt

As of December 31,
Maturity	2022	2021
Millions
PSEG
Senior Notes:
2.65%	2022	$—	$700
0.84%	2023	750	750
2.88%	2024	750	750
0.80%	2025	550	550
5.85%	2027	700	—
1.60%	2030	550	550
2.45%	2031	750	750
8.63%	(A)	2031	96	96
Total Senior Notes	4,146	4,146
Principal Amount Outstanding	4,146	4,146
Amounts Due Within One Year	(750)	(700)
Net Unamortized Discount and Debt Issuance Costs	(22)	(22)
Total Long-Term Debt of PSEG	$3,374	$3,424

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2022	2021
		Millions
PSE&G
First and Refunding Mortgage Bonds (B):
8.00%	2037	$7	$7
5.00%	2037	8	8
Total First and Refunding Mortgage Bonds		15	15
Medium-Term Notes (B):
2.38%	2023	500	500
3.25%	2023	325	325
3.75%	2024	250	250
3.15%	2024	250	250
3.05%	2024	250	250
3.00%	2025	350	350
0.95%	2026	450	450
2.25%	2026	425	425
3.00%	2027	425	425
3.70%	2028	375	375
3.65%	2028	325	325
3.20%	2029	375	375
2.45%	2030	300	300
1.90%	2031	425	425
3.10%	2032	500	—
4.90%	2032	400	—
5.25%	2035	250	250
5.70%	2036	250	250
5.80%	2037	350	350
5.38%	2039	250	250
5.50%	2040	300	300
3.95%	2042	450	450
3.65%	2042	350	350
3.80%	2043	400	400
4.00%	2044	250	250
4.05%	2045	250	250
4.15%	2045	250	250
3.80%	2046	550	550
3.60%	2047	350	350
4.05%	2048	325	325
3.85%	2049	375	375
3.20%	2049	400	400
3.15%	2050	300	300
2.70%	2050	375	375
2.05%	2050	375	375
3.00%	2051	450	450
Total MTNs		12,775	11,875
Principal Amount Outstanding		12,790	11,890
Amounts Due Within One Year		(825)	—
Net Unamortized Discount and Selling Expense		(94)	(95)
Total Long-Term Debt of PSE&G		$11,871	$11,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2022	2021
		Millions
PSEG Power
Term Loan:
Variable Rate	2025	$1,250	$—
Total Term Loan		1,250	—
Total Long-Term Debt of PSEG Power		$1,250	$—

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
(B)Secured by essentially all property of PSE&G pursuant to its First and Refunding Mortgage.
Long-Term Debt Maturities
The aggregate principal amounts of maturities for each of the five years following December 31, 2022 are as follows:

Year	PSEG	PSE&G	PSEG Power	Total
	Millions
2023	$750	$825	$—	$1,575
2024	750	750	—	1,500
2025	550	350	1,250	2,150
2026	—	875	—	875
2027	700	425	—	1,125
Thereafter	1,396	9,565	—	10,961
Total	$4,146	$12,790	$1,250	$18,186

Long-Term Debt Financing Transactions
During 2022, PSEG and its subsidiaries had the following Long-Term Debt issuances and maturity:
PSEG
•issued $700 million of 5.85% Senior Notes due November 2027, and
•retired $700 million of 2.65% Senior Notes at maturity.
PSE&G
•issued $500 million of 3.10% Secured Medium-Term Notes, Series P, due March 2032, and
•issued $400 million of 4.90% Secured Medium-Term Notes, Series P, due December 2032.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of December 31, 2022, the total available credit capacity was $3.7 billion.
As of December 31, 2022, no single institution represented more than 10% of the total commitments in the credit facilities.
As of December 31, 2022, the total credit capacity was in excess of the anticipated maximum liquidity requirements over PSEG’s 12-month planning horizon, including access to external financing to meet redemptions.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.
The total credit facilities and available liquidity as of December 31, 2022 were as follows:

	As of December 31, 2022
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$202	$1,298	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$202	$1,298
PSE&G
Revolving Credit Facility	$1,000	$18	$982	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$18	$982
PSEG Power
Revolving Credit Facility (A)	$1,250	$63	$1,187	Mar 2027	Funding/Letters of Credit
Letter of Credit Facility	100	32	$68	Apr 2024	Letters of Credit
Letter of Credit Facility	200	120	$80	Sept 2024	Letters of Credit
Letter of Credit Facility	100	26	$74	Apr 2025	Letters of Credit
Total PSEG Power	$1,650	$241	$1,409
Total (C)	$4,150	$461	$3,689

(A)Master Credit Facility with sub-limits of $1.5 billion for PSEG and $1.25 billion for PSEG Power.
(B)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of December 31, 2022, PSEG had $200 million outstanding at a weighted average interest rate of 4.4%. PSE&G had no Commercial Paper outstanding as of December 31, 2022.
(C)Amounts do not include uncommitted credit facilities.
In September 2022, a subsidiary of PSEG Power entered into an uncommitted credit facility for $200 million, which can be drawn to fund its cash collateral postings. As of December 31, 2022, there were no amounts outstanding under this facility.
Debt Covenants
PSEG Power’s existing credit agreements contain covenants restricting the ability of PSEG Power and its subsidiaries that guarantee its indebtedness from consummating certain mergers, consolidations or asset sales.
Net Cash Collateral Postings
During the second half of 2021 and continuing throughout 2022, forward energy prices have demonstrated considerable price volatility and have increased dramatically. This has led to significantly higher variation in PSEG Power’s daily collateral requirements which have also increased substantially over that time period for hedge positions that are out-of-the money. PSEG Power’s net cash collateral postings related to these hedge positions increased from $343 million at the end of June 2021 to $1.5 billion at the end of December 2022. Subsequent to December 2022, collateral postings have decreased but PSEG Power continued to experience significant fluctuations in its daily collateral requirements. Net cash collateral postings were approximately $700 million as of February 17, 2023. As historical lower-priced trades continue to settle through 2024,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collateral is expected to be returned as PSEG Power satisfies its obligations under those contracts. Proceeds from the sale of Fossil, the closing of a $1.25 billion term loan in March 2022 at PSEG Power, and short-term borrowings at PSEG have contributed to available liquidity to help support PSEG Power’s collateral requirements in 2022.
Short-Term Loans
PSEG
In March and May 2021, PSEG entered into two 364-day variable rate term loan agreements for $500 million and $750 million, respectively. In August 2021, PSEG entered into a $1.25 billion 364-day variable rate term loan agreement. In March 2022, the $500 million term loan matured and PSEG repaid the $750 million term loan due in May 2022. In July 2022, PSEG repaid the $1.25 billion term loan due in August 2022.
In April 2022 and May 2022, PSEG entered into 364-day variable rate term loan agreements for $1.5 billion and $500 million, respectively. In January 2023, PSEG repaid $750 million of the $1.5 billion term loan due in April 2023.
Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine the fair values of long-term debt as of December 31, 2022 and 2021 are included in the following table and accompanying notes as of December 31, 2022 and 2021. See Note 19. Fair Value Measurements for more information on fair value guidance and the hierarchy that prioritizes the inputs to fair value measurements into three levels.

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$4,124	$3,808	$4,124	$4,172
PSE&G (A)	12,696	11,106	11,795	13,374
PSEG Power (B)	1,250	1,250	—	—
Total Long-Term Debt	$18,070	$16,164	$15,919	$17,546

(A)Given that these bonds do not trade actively, the fair value amounts of taxable debt securities (primarily Level 2 measurements) are generally determined by a valuation model using market-based measurements that are processed through a rules-based pricing methodology. The fair value amounts above do not represent the price at which the outstanding debt may be called for redemption by each issuer under their respective debt agreements.
(B)Private term loan with book value approximating fair value (Level 2 measurement).
Note 17. Schedule of Consolidated Capital Stock

	As of December 31,
	Outstanding Shares		Book Value
	2022	2021	2022	2021
	Millions
PSEG Common Stock (no par value) (A)
Authorized 1,000 shares	497	504	$3,688	$4,149

(A)PSEG did not issue any new shares under the Dividend Reinvestment and Stock Purchase Plan or the Employee Stock Purchase Plan (ESPP) in 2022 or 2021.
As of December 31, 2022, PSE&G had an aggregate of 7.5 million shares of $100 par value and 10 million shares of $25 par value Cumulative Preferred Stock, which were authorized and unissued and which, upon issuance, may or may not provide for mandatory sinking fund redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Financial Risk Management Activities
Derivative accounting guidance requires that a derivative instrument be recognized as either an asset or a liability at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation provided that the derivative instrument meets specific, restrictive criteria, both at the time of designation and on an ongoing basis. These alternative permissible treatments include NPNS cash flow hedge and fair value hedge accounting. PSEG and PSE&G have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements and fuel agreements. PSEG uses interest rate swaps and other derivatives, which are designated and qualifying as cash flow or fair value hedges. PSEG Power enters into additional contracts that are derivatives, but are not designated as either cash flow hedges or fair value hedges. These transactions are economic hedges and are recorded at fair market value with changes recognized in earnings.
Commodity Prices
Within PSEG and its affiliate companies, PSEG Power has the most exposure to commodity price risk. PSEG Power is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. PSEG Power uses a variety of derivative and non-derivative instruments, such as financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity, to manage the exposure to fluctuations in commodity prices and optimize the value of PSEG Power’s expected generation. PSEG Power also uses derivatives to hedge a portion of its anticipated BGSS obligations with PSE&G. For additional information see Note 15. Commitments and Contingent Liabilities. In December 2022, PSEG sold seven tranches of a physical load transaction that previously had qualified for NPNS resulting in a taint of our physical load portfolio since it was determined that the transaction no longer met the scope exception. As such, the fair value of the remaining open positions resulted in a loss of $38 million recorded in earnings. Additionally, prospective changes in the fair market value of these derivative contracts are recorded in earnings.
Interest Rates
PSEG, PSE&G and PSEG Power are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. PSEG, PSE&G and PSEG Power may use a mix of fixed and floating rate debt, interest rate swaps and interest rate lock agreements.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of December 31, 2022, PSEG had interest rate hedges outstanding totaling $1.05 billion that were executed during the latter half of 2022. PSEG executed these interest rate swaps to convert PSEG Parent’s $500 million variable rate term loan due May 2023 and a portion of PSEG Power’s $1.25 billion variable rate term loan due March 2025 into fixed rate loans. The fair value of these hedges was $1 million as of December 31, 2022 and there were no outstanding interest rate hedges as of December 31, 2021.
In October 2022, PSEG also entered into three Treasury lock agreements with a notional amount of $350 million to fix the Treasury yield component of the interest cost of financing associated with a then anticipated long-term debt issuance. The associated long-term debt of $700 million was priced on November 4, 2022, and PSEG elected, in accordance with the terms of the Treasury lock agreements, to settle these agreements with an immaterial cash payment to the counterparties which PSEG expensed.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $(3) million and $(6) million as of December 31, 2022 and December 31, 2021, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are immaterial.
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
Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

netting or similar agreements are immaterial and did not have any collateral posted or received as of December 31, 2022 and 2021. The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of December 31, 2022
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Swaps	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$4	$1,721	$(1,707)	$14	$18
Noncurrent Assets	—	629	(614)	15	15
Total Mark-to-Market Derivative Assets	$4	$2,350	$(2,321)	$29	$33
Derivative Contracts
Current Liabilities	$—	$(2,447)	$2,323	$(124)	$(124)
Noncurrent Liabilities	(3)	(1,139)	1,109	(30)	(33)
Total Mark-to-Market Derivative (Liabilities)	$(3)	$(3,586)	$3,432	$(154)	$(157)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$1	$(1,236)	$1,111	$(125)	$(124)

	As of December 31, 2021
	PSEG Power		Consolidated
	Not Designated
Balance Sheet Location	Energy- Related Contracts	Netting (A)	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$816	$(744)	$72
Noncurrent Assets	546	(518)	28
Total Mark-to-Market Derivative Assets	$1,362	$(1,262)	$100
Derivative Contracts
Current Liabilities	$(1,055)	$1,038	$(17)
Noncurrent Liabilities	(856)	839	(17)
Total Mark-to-Market Derivative (Liabilities)	$(1,911)	$1,877	$(34)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(549)	$615	$66

(A)    Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, PSEG Power had net cash collateral payments to counterparties of $1,521 million and $844 million, respectively. Of these net cash collateral (receipts) payments, $1,111 million as of December 31, 2022 and $615 million as of December 31, 2021 were netted against the corresponding net derivative contract positions. Of the $1,111 million as of December 31, 2022, $616 million was netted against current liabilities and $495 million was netted against noncurrent liabilities. Of the $615 million as of December 31, 2021, $(30) million was netted against current assets, $(13) million was netted against non-current assets, $323 million was netted against current liabilities and $335 million was netted against noncurrent liabilities.
Certain of PSEG Power’s derivative instruments contain provisions that require PSEG Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG Power’s credit rating from each of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $190 million and $75 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, PSEG Power had the contractual right of offset of $41 million and $29 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $149 million and $46 million as of December 31, 2022 and 2021, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Consolidated Statements of Operations and on Accumulated Other Comprehensive Loss (AOCL) of derivative instruments designated as cash flow hedges for the years ended December 31, 2022, 2021 and 2020.

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives			Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,				Years Ended December 31,
	2022	2021	2020		2022	2021	2020
	Millions				Millions
Interest Rate Swaps	$—	$—	$(6)	Interest Expense	$(5)	$(4)	$(14)
Total	$—	$—	$(6)		$(5)	$(4)	$(14)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Consolidated Statement of Operations. For the year ended December 31, 2022, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $3 million, $3 million and $10 million after tax as of December 31, 2022, 2021 and 2020, respectively.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2020	$(13)	$(9)
Loss Recognized in AOCI	—	—
Less: Loss Reclassified into Income	4	3
Balance as of December 31, 2021	$(9)	$(6)
Loss Recognized in AOCI	—	—
Less: Loss Reclassified into Income	5	3
Balance as of December 31, 2022	$(4)	$(3)

The following shows the effect on the Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the years ended December 31, 2022, 2021 and 2020. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts that PSEG Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2022	2021	2020
		Millions
Energy-Related Contracts	Operating Revenues	$(1,748)	$(993)	$279
Energy-Related Contracts	Energy Costs	2	126	(142)
Total		$(1,746)	$(867)	$137

The amounts for the year ended December 31, 2021 in the above table have been revised from amounts reported in our December 31, 2021 Form 10-K to correct a typographical error for which Operating Revenues were inadvertently presented as a gain and Operating Expenses as a loss. This correction has no impact on the previously reported consolidated financial statements as of and for the year ended December 31, 2021.
The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of December 31, 2022 and 2021.

		As of December 31,
Type	Notional	2022	2021
		Millions
Natural Gas	Dekatherm (Dth)	49	47
Electricity	MWh	(60)	(76)
Financial Transmission Rights (FTRs)	MWh	24	27
Interest Rate Swaps	U.S. Dollars	1,050	—

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
As of December 31, 2022, nearly 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties and there was only one counterparty with credit exposure that was greater than 10% of the total. This credit exposure was with PSE&G, which eliminates in consolidation. See Note 26. Related-Party Transactions for additional information.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of December 31, 2022, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of December 31, 2022, PSE&G had unsecured credit exposure of $102 million with its suppliers. As of December 31, 2022, PSE&G had no net credit exposure with PSEG Power.
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
The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2022
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$385	$—	$385	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$29	$(2,321)	$42	$2,307	$1
Interest Rate Swaps (C)	$4	$—	$—	$4	$—
NDT Fund (D)
Equity Securities	$1,072	$—	$1,072	$—	$—
Debt Securities—U.S. Treasury	$288	$—	$—	$288	$—
Debt Securities—Govt Other	$339	$—	$—	$339	$—
Debt Securities—Corporate	$529	$—	$—	$529	$—
Rabbi Trust (D)
Equity Securities	$20	$—	$20	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$74	$—	$—	$74	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(154)	$3,432	$(3)	$(3,537)	$(46)
Interest Rate Swaps (C)	$(3)	$—	$—	$(3)	$—
PSE&G
Assets:
Cash Equivalents (A)	$165	$—	$165	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$13	$—	$—	$13	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2021
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$615	$—	$615	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$100	$(1,262)	$25	$1,336	$1
NDT Fund (D)
Equity Securities	$1,301	$—	$1,301	$—	$—
Debt Securities—U.S. Treasury	$314	$—	$—	$314	$—
Debt Securities—Govt Other	$373	$—	$—	$373	$—
Debt Securities—Corporate	$647	$—	$—	$647	$—
Rabbi Trust (D)
Equity Securities	$26	$—	$26	$—	$—
Debt Securities—U.S. Treasury	$73	$—	$—	$73	$—
Debt Securities—Govt Other	$34	$—	$—	$34	$—
Debt Securities—Corporate	$109	$—	$—	$109	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(34)	$1,877	$(26)	$(1,880)	$(5)
PSE&G
Assets:
Cash Equivalents (A)	$250	$—	$250	$—	$—
Rabbi Trust (D)
Equity Securities	$5	$—	$5	$—	$—
Debt Securities—U.S. Treasury	$13	$—	$—	$13	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$19	$—	$—	$19	$—

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
(C)Interest rate swaps are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgement.
(D)As of December 31, 2022 and 2021, the fair value measurement table excludes cash and foreign currency of $2 million in the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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
As of December 31, 2022, PSEG carried $2.7 billion of net assets that were measured at fair value on a recurring basis, of which $45 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
As of December 31, 2021, PSEG carried $3.6 billion of net assets that were measured at fair value on a recurring basis, of which $4 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
There were no transfers in 2022 and 2021 to or from Level 3.
Note 20. Stock Based Compensation
PSEG’s 2021 Long-Term Incentive Plan (2021 LTIP), approved by shareholders on April 20, 2021 and the Amended and Restated 2004 Long-Term Incentive Plan ((LTIP 2004) under which no new grants have been made effective April 20, 2021), are broad-based equity compensation programs that provide for grants of various long-term incentive compensation awards, such as stock options, stock appreciation rights, performance share units (PSUs), restricted stock, restricted stock units (RSUs), cash awards or any combination thereof. The types of long-term incentive awards that have been granted under the LTIP are non-qualified options to purchase shares of PSEG’s common stock, restricted stock unit awards and performance share unit awards. The type of equity award that is granted and the details of that award may vary from time to time and is subject to the approval of the Organization and Compensation Committee of PSEG’s Board of Directors (O&CC), the LTIP’s administrative committee.
The 2021 LTIP currently provides for the issuance of equity awards with respect to 8 million shares of common stock. As of December 31, 2022, approximately 7 million shares were available for future awards under the 2021 LTIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
RSUs
Under both the 2021 LTIP and 2004 LTIP (LTIPs), PSEG has granted RSU awards to officers and other key employees. These awards, which are bookkeeping entries only, are subject to risk of forfeiture until vested by continued employment. Until distributed, the units are credited with dividend equivalent units (DEUs) proportionate to the dividends paid on PSEG common stock. Distributions are made in shares of common stock. The RSU grants for 2022 and 2021 generally vest at the end of three years. Vesting may be accelerated (pro-rated basis or full vesting) upon certain events such as change-in-control, retirement, disability or death.
PSUs
Under the LTIPs, PSEG has granted PSUs to officers and other key employees. These provide for distribution in shares of PSEG common stock based on achievement of certain financial goals over a performance period of three years. Following the end of the performance period, the payout varies from 0% to 200% of the number of PSUs granted depending on PSEG’s performance with respect to certain financial targets, including targets related to comparative performance against other companies in a peer group of energy companies. The PSUs are credited with DEUs proportionate to the dividends paid on PSEG common stock. Distributions are made in shares of common stock. Vesting may be accelerated on a pro-rated basis for the period of the employee’s service during the performance period as a result of certain events, such as change-in-control, retirement, death or disability.
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
PSEG recognizes compensation expense for the total shareholder return (TSR) target for its PSU awards based on the grant date fair values of the award, which are determined using the Monte Carlo model. The following table provides the assumptions used to calculate the grant date fair value of the TSR portion of the PSU awards for 2022, 2021 and 2020:

Grant Date	Risk-Free Interest Rate	Volatility

February 15, 2022	1.76%	27.34%
February 16, 2021	0.22%	27.31%
February 18, 2020	1.36%	15.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2022	2021	2020
	Millions
Compensation Cost included in O&M Expense	$29	$28	$35
Income Tax Benefit Recognized in Consolidated Statement of Operations	$8	$8	$10

For each of the years 2022, 2021 and 2020, PSEG also recorded excess tax benefits of $2 million.
PSEG recognizes compensation cost of awards issued over the shorter of the original vesting period or the period beginning on the date of grant and ending on the date an individual is eligible for retirement and the award vests.
Stock Options
There were no stock options granted or vested in 2022, 2021 and 2020.
RSUs
Changes in RSUs for the year ended December 31, 2022 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2022	179,831	$57.83
Granted	265,359	$64.44
Vested	220,825	$62.54
Canceled/Forfeited	8,125	$60.85
Non-vested as of December 31, 2022	216,240	$61.02	1.2	$13,249,024

The weighted average grant date fair value per share for RSUs during the years ended December 31, 2022, 2021 and 2020 was $64.44, $58.02 and $58.85 per share, respectively.
The total intrinsic value of RSUs distributed during the years ended December 31, 2022, 2021 and 2020 was $19 million, $17 million and $11 million, respectively.
As of December 31, 2022, there was approximately $6 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 1.1 years. DEUs of 26,904 accrued on the RSUs during the year.
PSUs
Changes in PSUs for the year ended December 31, 2022 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2022	476,354	$59.76
Granted	433,860	$68.90
Vested	467,510	$61.31
Canceled/Forfeited	45,694	$62.08
Non-vested as of December 31, 2022	397,010	$67.65	1.7	$24,324,782

The weighted average grant date fair value per share for PSUs during the years ended December 31, 2022, 2021 and 2020 was $68.90, $65.57 and $51.79 per share, respectively.
The total intrinsic value of PSUs distributed during the years ended December 31, 2022, 2021 and 2020 was $18 million, $28 million and $19 million, respectively.
As of December 31, 2022, there was approximately $27 million of unrecognized compensation cost related to the PSUs, which is expected to be recognized over a weighted average period of 1.7 years. DEUs of 41,862 accrued on the PSUs during the year.
Outside Directors
Under the closed 2007 BOD Plan and the new 2021 BOD Plan, annually, on the first business day of May, each non-employee member of the Board of Directors is awarded stock units based on the amount of annual compensation to be paid at the closing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price of PSEG common stock on that date. DEUs are credited quarterly and distributions will occur as specified by their election in accordance with the provisions of the BOD Plan.
The fair value of these awards is recorded as compensation expense in the Consolidated Statements of Operations. Compensation expense for the plan was $2 million for the year ended December 31, 2022, and immaterial for each of the years ended December 31, 2021 and 2020.
ESPP
PSEG maintains an ESPP for all eligible employees of PSEG and its subsidiaries. Under the ESPP, shares of PSEG common stock may be purchased at 95% of the fair market value for represented employees and 90% for non-represented employees through payroll deductions. Dividends are to be paid out in cash unless the participant elects the dividends to be reinvested at fair market price. All employees are required to hold the shares purchased under the ESPP for at least three months from the purchase date. In any year, employees may purchase shares having a value not exceeding 10% of their base pay. Compensation expense recognized under this program was $2 million for each of the years ended December 31, 2022 and 2021 and $1 million for the year ended December 31, 2020.
During the years ended December 31, 2022, 2021 and 2020, employees purchased 321,429 shares, 326,634 shares and 373,682 shares, respectively, at an average price of $57.72, $56.87 and $47.26 per share, respectively. As of December 31, 2022, 1.6 million shares were available for future issuance under this plan.
Note 21. Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Year Ended December 31, 2022
NDT Fund Interest and Dividends	$—	$62	$62
AFUDC	65	—	65
Solar Loan Interest	10	—	10
Donations	—	(1)	(1)
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(27)	(27)
Other	13	2	15
Total Other Income (Deductions)	$88	$36	$124
Year Ended December 31, 2021
NDT Fund Interest and Dividends	$—	$59	$59
AFUDC	71	—	71
Solar Loan Interest	13	—	13
Donations	(1)	(21)	(22)
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(19)	(19)
Other	5	(9)	(4)
Total Other Income (Deductions)	$88	$10	$98
Year Ended December 31, 2020
NDT Fund Interest and Dividends	$—	$52	$52
AFUDC	87	—	87
Solar Loan Interest	15	—	15
Donations	—	(3)	(3)
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(36)	(36)
Other	6	(6)	—
Total Other Income (Deductions)	$108	$7	$115

(A)PSEG Power & Other consists of activity at PSEG Power, Energy Holdings, PSEG LI, Services, PSEG (as parent company) and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
PSEG	2022	2021	2020
	Millions
Net Income (Loss)	$1,031	$(648)	$1,905
Income Taxes:
Operating Income:
Current (Benefit) Expense:
Federal	$262	$407	$385
State	(30)	(3)	48
Total Current	232	404	433
Deferred Expense (Benefit):
Federal	(335)	(700)	(164)
State	80	(136)	141
Total Deferred	(255)	(836)	(23)
ITC	(6)	(9)	(14)
Total Income Tax Expense (Benefit)	$(29)	$(441)	$396
Pre-Tax Income (Loss)	$1,002	$(1,089)	$2,301
Tax Computed at Statutory Rate @ 21%	$210	$(229)	$483
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	41	(109)	147
Uncertain Tax Positions	(22)	19	3
NDT Fund	(22)	23	32
Plant-Related Items	(6)	(7)	(9)
Tax Credits	(10)	29	(18)
Audit Settlement	—	(8)	(27)
Leasing Activities	—	(1)	(35)
GPRC-CEF-EE	(37)	(13)	—
TAC	(193)	(171)	(205)
Bad Debt Flow-Through	(1)	27	28
Other	11	(1)	(3)
Subtotal	(239)	(212)	(87)
Total Income Tax Expense (Benefit)	$(29)	$(441)	$396
Effective Income Tax Rate	(2.9)%	40.5%	17.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSEG:

	As of December 31,
PSEG	2022	2021
	Millions
Deferred Income Taxes
Assets:
Noncurrent:
Regulatory Liability Excess Deferred Tax	$390	$439
OPEB	74	107
Bad Debt	66	67
Related to Uncertain Tax Positions	1	30
Operating Leases	42	48
Other	378	253
Total Noncurrent Assets	$951	$944

Liabilities:
Noncurrent:
Plant-Related Items	$4,663	$4,701
New Jersey Corporate Business Tax	1,009	939
Leasing Activities	99	113
AROs and NDT Fund	161	270
Taxes Recoverable Through Future Rates (net)	149	120
Pension Costs	164	169
Operating Leases	37	43
Other	324	271
Total Noncurrent Liabilities	$6,606	$6,626
Summary of Accumulated Deferred Income Taxes:
Net Noncurrent Deferred Income Tax Liabilities	$5,655	$5,682
ITC	70	77
Net Total Noncurrent Deferred Income Taxes and ITC	$5,725	$5,759

The deferred tax effect of certain assets and liabilities is presented in the table above net of the deferred tax effect associated with the respective regulatory deferrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
PSE&G	2022	2021	2020
	Millions
Net Income	$1,565	$1,446	$1,327
Income Taxes:
Operating Income:
Current (Benefit) Expense:
Federal	$130	$208	$179
State	—	1	8
Total Current	130	209	187
Deferred Expense (Benefit):
Federal	(17)	(33)	(71)
State	159	153	128
Total Deferred	142	120	57
ITC	(5)	(5)	(4)
Total Income Tax Expense	$267	$324	$240
Pre-Tax Income	$1,832	$1,770	$1,567
Tax Computed at Statutory Rate @ 21%	$385	$372	$329
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	126	122	106
Uncertain Tax Positions	2	2	4
Plant-Related Items	(6)	(7)	(9)
Tax Credits	(9)	(8)	(9)
Audit Settlement	—	(1)	(2)
GPRC-CEF-EE	(37)	(13)	—
TAC	(193)	(171)	(205)
Bad Debt Flow-Through	(1)	27	28
Other	—	1	(2)
Subtotal	(118)	(48)	(89)
Total Income Tax Expense	$267	$324	$240
Effective Income Tax Rate	14.6%	18.3%	15.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSE&G:

	As of December 31,
PSE&G	2022	2021
	Millions
Deferred Income Taxes
Assets:
Noncurrent:
Regulatory Liability Excess Deferred Tax	$390	$439
OPEB	42	61
Related to Uncertain Tax Positions	3	—
Bad Debt	66	67
Operating Leases	19	20
Other	53	57
Total Noncurrent Assets	$573	$644
Liabilities:
Noncurrent:
Plant-Related Items	$4,174	$4,006
New Jersey Corporate Business Tax	1,011	863
Pension Costs	195	180
Taxes Recoverable Through Future Rates (net)	149	120
Conservation Costs	81	75
Operating Leases	18	19
Related to Uncertain Tax Positions	—	1
Other	223	178
Total Noncurrent Liabilities	$5,851	$5,442
Summary of Accumulated Deferred Income Taxes:
Net Noncurrent Deferred Income Tax Liabilities	$5,278	$4,798
ITC	70	76
Net Total Noncurrent Deferred Income Taxes and ITC	$5,348	$4,874

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
The 2018 decrease in the federal tax rate resulted in PSE&G recording excess deferred income taxes. As of December 31, 2022, the balance was approximately $1.5 billion with a Regulatory Liability of approximately $2.0 billion. In 2022, PSE&G returned approximately $269 million of excess deferred income taxes and previously realized and current period deferred income taxes related to tax repair deductions to its customers with a reduction to tax expense of approximately $193 million. The flowback to customers of the excess deferred income taxes and previously realized tax repair deductions resulted in a decrease of approximately $234 million in the Regulatory Liability. The current period tax repair deduction reduces tax expense and revenue and recognizes a Regulatory Asset as PSE&G believes it is probable that the current period tax repair deductions flowed through to the customers will be recovered from customers in the future. See Note 7. Regulatory Assets and Liabilities for additional information.
In March 2020, the federal Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. Among other provisions, the CARES Act allows a five-year carryback of any net operating loss (NOL) generated in a taxable year beginning after December 31, 2017, and before January 1, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2020, the IRS issued a private letter ruling to PSE&G concluding that certain excess deferred taxes previously classified as protected should be classified as unprotected. Unprotected excess deferred income taxes are not subject to the normalization rules allowing them to be refunded to customers sooner as agreed to with FERC and the BPU. In July 2020, FERC and the BPU approved PSE&G’s requests to refund these unprotected excess deferred income taxes to customers. FERC approved the refund of these unprotected excess deferred income taxes within the 2019 true-up filing. The BPU approved the refund of these unprotected excess deferred income taxes beginning in July 2020 through December 31, 2024.
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
In March 2021, PSEG amended its 2018 federal income tax return to deduct the previously disallowed business interest expense in accordance with the final and proposed regulations issued in July 2020. The 2018 amended return generated a NOL that was carried back to 2013 as provided by the CARES Act. In December 2022, the carryback claim was approved by the IRS, which resulted in a $28 million income statement benefit and the closure of PSEG’s federal tax years through 2018.
In August 2022, the IRA was signed into law. The IRA made certain changes to existing energy tax credit laws and enacted a new 15% corporate alternative minimum tax, effective in 2023. Changes to the energy tax credit laws include: increases to the PTC rate, a new PTC for electricity generation using nuclear energy, expanded technologies that are eligible for energy tax credits, and the transferability of the energy tax credits. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information on the nuclear PTC.
Since the enactment of the IRA, the U.S. Treasury issued various Notices that provide interim guidance on several provisions of the IRA. The Notices state that the U.S. Treasury anticipates issuing additional guidance and proposed and final regulations. Until the U.S. Treasury issues additional clarity to many of the provisions, the impact that the IRA will have on PSEG’s and PSE&G’s financial statements is not determinable.
The enactment of additional federal or state tax legislation and clarification of previously enacted tax laws could impact PSEG’s and PSE&G’s financial statements.
As of December 31, 2022, PSEG had a $60 million state NOL and PSE&G had a $29 million New Jersey Corporate Business Tax NOL that are both expected to be fully realized in the future.
PSEG recorded the following amounts related to its unrecognized tax benefits, which were primarily comprised of amounts recorded for PSE&G and PSEG’s other subsidiaries:

2022	PSEG	PSE&G
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2022	$192	$27
Increases as a Result of Positions Taken in a Prior Period	9	2
Decreases as a Result of Positions Taken in a Prior Period	(40)	(2)
Increases as a Result of Positions Taken during the Current Period	1	1
Decreases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Settlements with Taxing Authorities	(28)	—
Decreases due to Lapses of Applicable Statute of Limitations	(4)	1
Total Amount of Unrecognized Tax Benefits as of December 31, 2022	$130	$29
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(37)	(15)
Regulatory Asset—Unrecognized Tax Benefits	(8)	(8)
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$85	$6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021	PSEG	PSE&G
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2021	$147	$30
Increases as a Result of Positions Taken in a Prior Period	58	8
Decreases as a Result of Positions Taken in a Prior Period	(19)	(12)
Increases as a Result of Positions Taken during the Current Period	6	1
Decreases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Settlements with Taxing Authorities	—	—
Decreases due to Lapses of Applicable Statute of Limitations	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2021	$192	$27
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(76)	(15)
Regulatory Asset—Unrecognized Tax Benefits	(7)	(7)
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$109	$5

2020	PSEG	PSE&G
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2020	$321	$124
Increases as a Result of Positions Taken in a Prior Period	33	21
Decreases as a Result of Positions Taken in a Prior Period	(91)	(51)
Increases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Settlements with Taxing Authorities	(116)	(64)
Decreases due to Lapses of Applicable Statute of Limitations	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2020	$147	$30
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(69)	(12)
Regulatory Asset—Unrecognized Tax Benefits	(15)	(15)
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$63	$3

In 2020, the IRS approved PSEG’s nuclear carryback claim and federal tax returns for the years 2011 through 2016. In 2022, the IRS approved PSEG’s 2018 carryback claim, which resulted in the closure of PSEG’s federal tax years through 2018.
PSEG and its subsidiaries include accrued interest and penalties related to uncertain tax positions required to be recorded as Income Tax Expense in the Consolidated Statements of Operations. Accumulated interest and penalties that are recorded on the Consolidated Balance Sheets on uncertain tax positions were as follows:

	Accumulated Interest and Penalties on Uncertain Tax Positions as of December 31,
	2022	2021	2020
	Millions
PSEG	$38	$31	$29
PSE&G	$8	$9	$9

It is reasonably possible that total unrecognized tax benefits will significantly increase or decrease within the next twelve months due to either agreements with various taxing authorities upon audit, the expiration of the Statute of Limitations, or other pending tax matters. These potential increases or decreases are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Possible Decrease in Total Unrecognized Tax Benefits	Over the next 12 Months
Millions
PSEG	$12
PSE&G	$11

A description of income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are:

	PSEG	PSE&G
United States
Federal	2019-2021	N/A
New Jersey	2011-2021	2011-2021
Pennsylvania	2017-2021	2019-2021
Connecticut	2019-2021	N/A
Maryland	2019-2021	N/A
New York	2017-2021	N/A

Note 23. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2019	$(15)	$(499)	$25	$(489)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) before Reclassifications	(4)	(58)	51	(11)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	10	12	(26)	(4)
Net Current Period Other Comprehensive Income (Loss)	6	(46)	25	(15)
Balance as of December 31, 2020	$(9)	$(545)	$50	$(504)
Other Comprehensive Income (Loss) before Reclassifications	—	176	(33)	143
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3	14	(6)	11
Net Current Period Other Comprehensive Income (Loss)	3	190	(39)	154
Balance as of December 31, 2021	$(6)	$(355)	$11	$(350)
Other Comprehensive Income (Loss) before Reclassifications	—	(72)	(158)	(230)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3	1	26	30
Net Current Period Other Comprehensive Income (Loss)	3	(71)	(132)	(200)
Balance as of December 31, 2022	$(3)	$(426)	$(121)	$(550)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2020
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(14)	$4	$(10)
Total Cash Flow Hedges		(14)	4	(10)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	24	(7)	17
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(40)	11	(29)
Total Pension and OPEB Plans		(16)	4	(12)
Available-for-Sale Securities
Realized Gains (Losses) and Impairments	Net Gains (Losses) on Trust Investments	42	(16)	26
Total Available-for-Sale Securities		42	(16)	26
Total		$12	$(8)	$4

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2021
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(4)	$1	$(3)
Total Cash Flow Hedges		(4)	1	(3)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	21	(6)	15
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(41)	12	(29)
Total Pension and OPEB Plans		(20)	6	(14)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	9	(3)	6
Total Available-for-Sale Securities		9	(3)	6
Total		$(15)	$4	$(11)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Year Ended December 31, 2022
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(5)	$2	$(3)
Total Cash Flow Hedges		(5)	2	(3)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	21	(6)	15
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(22)	6	(16)
Total Pension and OPEB Plans		(1)	—	(1)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(43)	17	(26)
Total Available-for-Sale Securities		(43)	17	(26)
Total		$(49)	$19	$(30)

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

	Years Ended December 31,
	2022		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator:
(Millions)
Net Income (Loss)	$1,031	$1,031	$(648)	$(648)	$1,905	$1,905
EPS Denominator:
(Millions)
Weighted Average Common Shares Outstanding	498	498	504	504	504	504
Effect of Stock Based Compensation Awards	—	3	—	—	—	3
Total Shares	498	501	504	504	504	507
EPS:
Net Income (Loss)	$2.07	$2.06	$(1.29)	$(1.29)	$3.78	$3.76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately 3 million potentially dilutive shares were excluded from total shares used to calculate the diluted loss per share for the year ended December 31, 2021, as their impact was antidilutive.
For additional information on all the types of long-term incentive awards, see Note 20. Stock Based Compensation.
From time to time, PSEG may repurchase shares to satisfy obligations under equity compensation awards and repurchase shares to satisfy purchases by employees under the ESPP. In December 2022, for such purposes, PSEG entered into a share repurchase plan that complies with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. There were no common share repurchases in the open market during the fourth quarter of 2022.
In September 2021, PSEG announced a $500 million share repurchase program, authorized by the Board of Directors. In December 2021, under this authorization PSEG entered into an open market share repurchase plan for $250 million of its common shares. During January and through mid-February 2022, PSEG purchased the full $250 million of common stock under the open market share repurchase plan, representing approximately 3.8 million shares.
In March 2022, under this same authorization, PSEG entered into a Master Confirmation and Supplemental Confirmation with an investment banking firm to effect an accelerated share repurchase agreement (ASR Agreement) for the remaining authorized $250 million of shares of PSEG’s outstanding common stock. Under the ASR Agreement, PSEG received initial delivery of approximately 3.0 million shares of common stock in mid-March, representing approximately 80% of the total number of shares of common stock initially underlying the ASR Agreement. In mid-May 2022, the investment banking firm exercised its right to accelerate the termination of the contract pursuant to the terms of the ASR Agreement and PSEG received approximately 0.6 million shares, representing the balance of the shares owed to PSEG under the ASR Agreement.
Through the open market share repurchase plan and an accelerated share repurchase program, the $500 million share repurchase program authorized in September 2021 was completed, resulting in an aggregate repurchase of approximately 7.4 million shares.
Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2022	2021	2020
Per Share	$2.16	$2.04	$1.96
in Millions	$1,079	$1,031	$991

On February 14, 2023, PSEG’s Board of Directors approved a $0.57 per share common stock dividend for the first quarter of 2023.
Note 25. Financial Information by Business Segment
Basis of Organization
PSEG’s and PSE&G’s operating segments were determined by management in accordance with GAAP. These segments were determined based on how the Chief Operating Decision Maker (CODM) (the Chief Executive Officer (CEO) for PSEG and PSE&G), measures performance based on segment Net Income and how resources are allocated to each business.
Following completion of the sale of the PSEG Power Fossil portfolio in February 2022 and as a result of the transition to a new CEO, our designated CODM, effective September 1, 2022, various changes have been made to the content and manner in which the new CEO reviews financial information for purposes of assessing business performance and allocating resources. Based on management’s analysis, PSE&G and PSEG Power were determined to remain operating segments of PSEG. However, PSEG has revised its reportable segments for the year ended December 31, 2022 to PSE&G and PSEG Power & Other. PSE&G continues to be PSEG’s principal reportable segment. The PSEG Power & Other reportable segment includes amounts related to the PSEG Power operating segment as well as amounts applicable to Energy Holdings, PSEG LI, PSEG (parent corporation) and Services, which do not meet the definition of operating segments individually or in the aggregate and are immaterial to PSEG’s consolidated assets and results. All prior period comparative information has been restated to reflect the change in segment presentation.
PSE&G
PSE&G earns revenues from its tariffs, under which it provides electric transmission and electric and gas distribution services to residential, commercial and industrial customers in New Jersey. The rates charged for electric transmission are regulated by FERC while the rates charged for electric and gas distribution are regulated by the BPU. Revenues are also earned from several

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other activities such as investments in EE equipment on customers’ premises, solar investments, the appliance service business and other miscellaneous services.
PSEG Power & Other
This reportable segment is comprised primarily of PSEG Power which earns revenues primarily by bidding energy, capacity and ancillary services into the markets for these products and by selling energy, capacity and ancillary services on a wholesale basis under contract to power marketers and to load-serving entities. PSEG Power also enters into bilateral contracts for energy, capacity, FTRs, gas, emission allowances and other energy-related contracts to optimize the value of its portfolio of generating assets and its electric and gas supply obligations. In addition, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants receive ZEC revenue from the EDCs in New Jersey including PSE&G.
This reportable segment also includes amounts applicable to PSEG LI, which generates revenues under its contract with LIPA, primarily for the recovery of costs when Servco is a principal in the transaction (see Note 5. Variable Interest Entities for additional information) as well as fixed and variable fee components under the contract, and Energy Holdings which holds an immaterial portfolio of remaining lease investments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

	PSE&G	PSEG Power & Other	Eliminations (A)	Consolidated Total
	Millions
Year Ended December 31, 2022
Operating Revenues	$7,935	$3,266	$(1,401)	$9,800
Depreciation and Amortization	935	165	—	1,100
Operating Income (Loss)	1,892	(511)	—	1,381
Income from Equity Method Investments	—	14	—	14
Interest Income	19	13	(1)	31
Interest Expense	427	202	(1)	628
Income (Loss) before Income Taxes	1,832	(830)	—	1,002
Income Tax Expense (Benefit)	267	(296)	—	(29)
Net Income (Loss) (B) (C)	$1,565	$(534)	$—	$1,031
Gross Additions to Long-Lived Assets	$2,590	$298	$—	$2,888
As of December 31, 2022
Total Assets	$39,960	$9,285	$(527)	$48,718
Investments in Equity Method Subsidiaries	$—	$306	$—	$306

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other	Eliminations (A)	Consolidated Total
	Millions
Year Ended December 31, 2021
Operating Revenues	$7,122	$3,767	$(1,167)	$9,722
Depreciation and Amortization	928	288	—	1,216
Operating Income (Loss)	1,818	(2,674)	—	(856)
Income from Equity Method Investments	—	16	—	16
Interest Income	14	6	—	20
Interest Expense	402	169	—	571
Income (Loss) before Income Taxes	1,770	(2,859)	—	(1,089)
Income Tax Expense (Benefit)	324	(765)	—	(441)
Net Income (Loss) (B) (C)	$1,446	$(2,094)	$—	$(648)
Gross Additions to Long-Lived Assets	$2,447	$272	$—	$2,719
As of December 31, 2021
Total Assets	$37,198	$12,258	$(457)	$48,999
Investments in Equity Method Subsidiaries	$—	$173	$—	$173

	PSE&G	PSEG Power & Other	Eliminations (A)	Consolidated Total
	Millions
Year Ended December 31, 2020
Operating Revenues	$6,608	$4,229	$(1,234)	$9,603
Depreciation and Amortization	887	398	—	1,285
Operating Income (Loss)	1,639	631	—	2,270
Income from Equity Method Investments	—	14	—	14
Interest Income	17	10	(2)	25
Interest Expense	388	214	(2)	600
Income (Loss) before Income Taxes	1,567	734	—	2,301
Income Tax Expense (Benefit)	240	156	—	396
Net Income (Loss) (B) (C)	$1,327	$578	$—	$1,905
Gross Additions to Long-Lived Assets	$2,507	$416	$—	$2,923
As of December 31, 2020
Total Assets	$35,581	$14,988	$(519)	$50,050
Investments in Equity Method Subsidiaries	$—	$64	$—	$64

(A)Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 26. Related-Party Transactions.
(B)Include after-tax impairments of $92 million related to certain Energy Holdings investments and additional adjustments related to the sale of PSEG Power’s fossil generation assets in the year ended December 31, 2022. Includes after-tax impairment losses and other charges, including debt extinguishment costs, related to the sale of the fossil generating assets at PSEG Power of $2,158 million in the year ended December 31, 2021. Includes an after-tax gain of $86 million in the year ended December 31, 2020 related to the sale of PSEG Power’s interest in the Yards Creek generation facility. See Note 4. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
(C)Includes net after-tax losses of $457 million, $446 million and $58 million in the years ended December 31, 2022, 2021 and 2020, respectively at PSEG Power related to the impacts of non-trading commodity mark-to-market activity, which consists of the financial impact from positions with future delivery dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2022	2021	2020
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$1,388	$1,144	$1,207
Administrative Billings from Services (B)	445	394	337
Total Billings from Affiliates	$1,833	$1,538	$1,544

	Years Ended December 31,
Related Party Transactions	2022	2021
	Millions
Payable to PSEG Power (A)	$313	$244
Payable to Services (B)	98	111
Payable to PSEG (C)	74	63
Accounts Payable—Affiliated Companies	$485	$418
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$9	$6

(A)PSE&G has entered into a requirements contract with PSEG Power under which PSEG Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. As of June 1, 2022, PSEG Power had no contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process. In addition, PSEG Power sells ZECs to PSE&G from its nuclear units under the ZEC program as approved by the BPU. The rates in the BGS and BGSS contracts and for the ZEC sales are prescribed by the BPU. BGS and BGSS sales are billed and settled on a monthly basis. ZEC sales are billed on a monthly basis and settled annually following completion of each energy year. In addition, PSEG Power and PSE&G provide certain technical services for each other generally at cost in compliance with FERC and BPU affiliate rules.
(B)Services provides and bills administrative services to PSE&G at cost. In addition, PSE&G has other payables to Services, including amounts related to certain common costs, which Services pays on behalf of PSE&G.
(C)PSEG pays all payroll taxes and receives reimbursement from its affiliated companies for their respective portions. In addition, PSEG files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are NOLs and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits.
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
Internal Controls
PSEG and PSE&G
We have conducted assessments of our internal control over financial reporting as of December 31, 2022, as required by Section 404 of the Sarbanes-Oxley Act, using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO.” Managements’ reports on PSEG’s and PSE&G’s internal control over financial reporting are included on pages 152 and 153, respectively. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of PSEG’s internal control over financial reporting is included on page 154. Management has concluded that internal control over financial reporting is effective as of December 31, 2022.
We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
Based on the assessment performed, management has concluded that PSEG’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSEG’s financial reporting and the preparation of its financial statements as of December 31, 2022 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2022.
PSEG’s external auditors, Deloitte & Touche LLP, have audited PSEG’s financial statements for the year ended December 31, 2022 included in this annual report on Form 10-K and, as part of that audit, have issued a report on the effectiveness of PSEG’s internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ RALPH A. LAROSSA
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 21, 2023

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
Based on the assessment performed, management has concluded that PSE&G’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSE&G’s financial reporting and the preparation of its financial statements as of December 31, 2022 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2022.

/s/ RALPH A. LAROSSA
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Public Service Enterprise Group Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Public Service Enterprise Group Incorporated and subsidiaries (the “Company” or “PSEG”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the consolidated financial statement schedule listed in the Index at Item 15(B)(a) as of and for the year ended December 31, 2022 of the Company and our report dated February 21, 2023 expressed an unqualified opinion on those financial statements.
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
Morristown, New Jersey
February 21, 2023

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Executive Officers
PSEG
The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I. Information About Our Executive Officers (PSEG).
PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.
Directors
PSEG
The information required by Item 10 of Form 10-K with respect to (i) present directors of PSEG who are nominees for election as directors at PSEG’s 2023 Annual Meeting of Stockholders, (ii) the director nomination process, and (iii) the composition of the Audit Committee of the Board, is set forth under the headings “Nominees For Director-Biographical Information,” “Overview of Board Nominees-Board Refreshment and Tenure,” and “-Board Membership Selection,” and “Corporate Governance-Board Committees,” respectively, in PSEG’s definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 9, 2023 and which information set forth under said heading is incorporated herein by this reference thereto.
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
In 2022, we did not grant any waivers to the Standards.

ITEM 11. EXECUTIVE COMPENSATION
PSEG
The information required by Item 11 of Form 10-K is set forth in PSEG’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 9, 2023 and such information that is responsive to this Item 11, except for information set forth under the heading “Pay Versus Performance,” is incorporated herein by this reference thereto.
PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PSEG
The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading “Security Ownership of Directors, Management and Certain Beneficial Owners” in PSEG’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 9, 2023 and such information set forth under such heading is incorporated herein by this reference thereto.
For information relating to securities authorized for issuance under equity compensation plans, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE
PSEG
The information required by Item 13 of Form 10-K is set forth under the heading “Corporate Governance-Certain Relationships and Related Person Transactions” in PSEG’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 9, 2023 and such information set forth under such heading is incorporated herein by this reference thereto.
PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is set forth under the heading “Oversight of the Independent Auditor-Fees Billed by Deloitte for 2022 and 2021” in PSEG’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 9, 2023. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) The following Financial Statements are filed as a part of this report:

a.Public Service Enterprise Group Incorporated’s Consolidated Balance Sheets as of December 31, 2022 and 2021 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Stockholders’ Equity for the three years ended December 31, 2022 on pages 60 through 65.

b.Public Service Electric and Gas Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Common Stockholder’s Equity for the three years ended December 31, 2022 on pages 66 through 71.

(B) The following documents are filed as a part of this report:

a.PSEG’s Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2022 (page 162).

b.PSE&G’s Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2022 (page 162).

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(C) The following documents are filed as part of this report:

LIST OF EXHIBITS:
a.	PSEG:
3a	Certificate of Incorporation Public Service Enterprise Group Incorporated(1)
3b	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 23, 1987(2)
3c	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 20, 2007(3)
3d	By-Laws of Public Service Enterprise Group Incorporated effective February 14, 2023(4)
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

4c	Description of Common Stock(7)
10a(1)	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019(8)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, Amended effective July 1, 2019(9)
10a(3)	2007 Equity Compensation Plan for Outside Directors, amended and restated effective November 19, 2019 (10)
10a(4)	Deferred Compensation Plan for Directors, amended effective January 1, 2019(11)
10a(5)	Deferred Compensation Plan for Certain Employees, amended and restated effective January 1, 2019(12)
10a(6)	Management Incentive Compensation Plan

LIST OF EXHIBITS:
10a(7)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective July 18, 2022 (13)
10a(8)	Agreement with Ralph Izzo dated April 18, 2022 (14)
10a(9)	Stock Plan for Outside Directors, as amended(15)
10a(10)	Compensation Plan for Outside Directors(16)
10a(11)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(17)
10a(12)	Form of Agreement for Advancement of Expenses with Outside Directors(18)
10a(13)	Equity Deferral Plan, amended effective October 19, 2022 (19)
10a(14)	Agreement with Tamara L. Linde dated June 18, 2014(20)
10a(15)	Agreement with Daniel J. Cregg dated September 22, 2015(21)
10a(16)	Clawback Practice, effective February 20, 2018(22)
10a(17)	Agreement with Ralph A. LaRossa dated April 18, 2022(23)
10a(18)	2021 Long-Term Incentive Plan, effective April 20, 2021(24)
10a(19)	2021 Equity Compensation Plan for Outside Directors, effective April 20, 2021(25)
10a(20)	Agreement with Kim C. Hanemann dated May 21, 2021(26)
10a(21)	Agreement with Eric Carr dated July 15, 2019
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certification by Ralph A. LaRossa, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1934 Act)
31a	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32	Certification by Ralph A. LaRossa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32a	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
b.	PSE&G
3a(1)	Restated Certificate of Incorporation of PSE&G(27)
3a(2)
Certificate of Amendment of Certificate of Restated Certificate of Incorporation of PSE&G filed February 18, 1987 with the State of New Jersey adopting limitations of liability provisions in accordance with an amendment to New Jersey Business Corporation Act(28)

3a(3)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed June 17, 1992 with the State of New Jersey, establishing the 7.44% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(29)

3a(4)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed March 11, 1993 with the State of New Jersey, establishing the 5.97% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(30)

3a(5)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed January 27, 1994 with the State of New Jersey, establishing the 6.92% Cumulative Preferred Stock ($100 Par) and the 6.75% Cumulative Preferred Stock ($25 Par) as a series of Preferred Stock(31)

3b(1)	By-Laws of PSE&G as in effect April 17, 2007(32)
4a(1)
Indenture between PSE&G and Fidelity Union Trust Company (now, Wachovia Bank, National Association), as Trustee, dated August 1, 1924(33), securing First and Refunding Mortgage Bond and Supplemental Indentures between PSE&G and U.S. Bank National Association, successor, as Trustee, supplemental to Exhibit 4a(1), dated as follows:

4a(2)	June 1, 1937(34)

LIST OF EXHIBITS:
4a(3)	July 1, 1937(35)
4a(4)	June 1, 1991 (No. 1)(36)
4a(5)	August 1, 2004 (No. 4)(37)
4a(6)	April 1, 2007(38)
4a(7)	November 1, 2009(39)
4a(8)	May 1, 2012(40)
4a(9)	May 1, 2013(41)
4a(10)	August 1, 2014(42)
4a(11)	May 1, 2015(43)
4a(12)	September 1, 2016(44)
4a(13)	April 1, 2018(45)
4a(14)	December 1, 2019(46)
4a(15)	March 1, 2022(47)
4b	Description of the First and Refunding Mortgage Bonds(48)
4c	Indenture of Trust between PSE&G and Chase Manhattan Bank (National Association) (The Bank of New York Mellon, successor), as Trustee, providing for Secured Medium-Term Notes dated July 1, 1993(49)
4d
Indenture dated as of December 1, 2000 between Public Service Electric and Gas Company and First Union National Bank (U.S. Bank National Association, successor), as Trustee, providing for Senior Debt Securities(50)

10a(1)	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019(8)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, Amended effective July 1, 2019(9)
10a(3)	2007 Equity Compensation Plan for Outside Directors, amended and restated effective November 19, 2019(10)
10a(4)	Deferred Compensation Plan for Directors, amended effective January 1, 2019(11)
10a(5)	Deferred Compensation Plan for Certain Employees, amended and restated effective January 1, 2019(12)
10a(6)	Management Incentive Compensation Plan
10a(7)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective July 18, 2022(13)
10a(8)	Agreement with Ralph Izzo dated April 18, 2022(14)
10a(9)	Stock Plan for Outside Directors, as amended(15)
10a(10)	Compensation Plan for Outside Directors(16)
10a(11)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(17)
10a(12)	Form of Agreement for Advancement of Expenses with Outside Directors(51)
10a(13)	Equity Deferral Plan, amended effective October 19, 2022(19)
10a(14)	Agreement with Tamara L. Linde dated June 18, 2014(20)
10a(15)	Agreement with Daniel J. Cregg dated September 22, 2015(21)
10a(16)	Clawback Practice, effective February 20, 2018(22)
10a(18)	2021 Long-Term Incentive Plan, effective April 20, 2021(24)
10a(19)	2021 Equity Compensation Plan for Outside Directors, effective April 20, 2021(25)
10a(20)	Agreement with Kim C. Hanemann dated May 21, 2021(26)
10a(21)	Agreement with Ralph A. LaRossa dated April 18, 2022(23)
23a	Consent of Independent Registered Public Accounting Firm
31b	Certification by Ralph A. LaRossa, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
31c	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32b	Certification by Ralph A. LaRossa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32c	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

LIST OF EXHIBITS:
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(4)Filed as Exhibit 3.1 with Current Report on Form 8-K, File No. 001-09120, on February 17, 2023 and incorporated herein by this reference.
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
(13)Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120, on July 22, 2022 and incorporated herein by this reference.
(14)Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120, on April 19, 2022 and incorporated herein by this reference.
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
(18)Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120, on February 19, 2009 and incorporated herein by this reference.
(19)Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, File No. 001-09120, on October 31, 2022 and incorporated herein by this reference.
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
(23)Filed as Exhibit 10.2 with Current Report on Form 8-K, File No. 001-09120, on April 19, 2022 and incorporated herein by this reference.

(24)Filed as Exhibit 99.1 with Current Report on Form 8-K, File No. 001-09120, on April 22, 2021 and incorporated herein by this reference.
(25)Filed as Exhibit 4.6 to Registration Statement on Form S-8, File No. 001-09120, on April 23, 2021 and incorporated herein by this reference.
(26)Filed as Exhibit 10(4) with Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 001-09120, on August 9, 2021 and incorporated herein by this reference.
(27)Filed as Exhibit 3a(1) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.
(28)Filed as Exhibit 3a(2) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.
(29)Filed as Exhibit 3a(3) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.
(30)Filed as Exhibit 3a(4) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.
(31)Filed as Exhibit 3a(5) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.
(32)Filed as Exhibit 3.3 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-00973, on May 4, 2007 and incorporated herein by this reference.
(33)Filed as Exhibit 4b(1) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973, on February 18, 1981 and incorporated herein by this reference.
(34)Filed as Exhibit 4b(3) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973, on February 18, 1981 and incorporated herein by this reference.
(35)Filed as Exhibit 4b(4) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973, on February 18, 1981 and incorporated herein by this reference.
(36)Filed as Exhibit 4(i) on Form 8-A, File No. 001-00973, on June 1, 1991 and incorporated herein by this reference.
(37)Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973, on March 1, 2005 and incorporated herein by this reference.
(38)Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-00973, on February 28, 2008 and incorporated herein by this reference.
(39)Filed as Exhibit 4a(30) with Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-00973, on February 25, 2010 and incorporated herein by this reference.
(40)Filed as Exhibit 4a(32) with Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-00973, on February 26, 2013, and incorporated herein by this reference.
(41)Filed as Exhibit 4 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-00973, on July 30, 2013, and incorporated herein by this reference.
(42)Filed as Exhibit 4a(22) with Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 001-09120, on October 30, 2014 and incorporated herein by this reference.
(43)Filed as Exhibit 4a(23) with Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-09120, on July 31, 2015 and incorporated herein by this reference.
(44)Filed as Exhibit 4a(14) with Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-00973, on February 27, 2017 and incorporated herein by this reference.
(45)Filed as Exhibit 4a(15) with Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-00973, on April 30, 2018 and incorporated herein by this reference.
(46)Filed as Exhibit 4a(15) with Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-09120, on February 26, 2020 and incorporated herein by this reference.
(47)Filed as Exhibit 4a(15) with Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 001-09120, on May 3, 2022 and incorporated herein by reference.
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
(51)Filed as Exhibit 10.2 with Current Report on Form 8-K, File No. 001-00973, on February 19, 2009 and incorporated herein by this reference.

Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2022—December 31, 2020
PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Column A	Column B		Column C Additions			Column D		Column E
Description	Balance at Beginning of Period		Charged to cost and expenses		Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2022
Allowance for Credit Losses	$337		$114	(A)	$—	$112	(B)	$339
Materials and Supplies Valuation Reserve	12		1		—	3	(C)	10
2021
Allowance for Credit Losses	$206		$195	(A)	$—	$64	(B)	$337
Materials and Supplies Valuation Reserve	10		3		—	1	(C)	12
2020
Allowance for Credit Losses	$68	(D)	$175	(A)	$—	$37	(B)	$206
Materials and Supplies Valuation Reserve	11		1		—	2	(C)	10

(A)For a discussion of bad debt recoveries, see Item 8. Note 1. Organization, Basis of Presentation and Significant Accounting Policies.
(B)Accounts Receivable written off.
(C)Reserve reduced to appropriate level as a result of asset dispositions and to remove obsolete inventory.
(D)Includes $8 million due to the adoption of ASU 2016-13.
PUBLIC SERVICE ELECTRIC AND GAS COMPANY

Column A	Column B		Column C Additions			Column D		Column E
Description	Balance at Beginning of Period		Charged to cost and expenses		Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2022
Allowance for Credit Losses	$337		$114	(A)	$—	$112	(B)	$339
Materials and Supplies Valuation Reserve	3		1		—	—		4
2021
Allowance for Credit Losses	$206		$195	(A)	$—	$64	(B)	$337
Materials and Supplies Valuation Reserve	2		2		—	1	(C)	3
2020
Allowance for Credit Losses	$68	(D)	$175	(A)	$—	$37	(B)	$206
Materials and Supplies Valuation Reserve	2		—		—	—		2

(A)For a discussion of bad debt recoveries, see Item 8. Note 1. Organization, Basis of Presentation and Significant Accounting Policies.
(B)Accounts Receivable written off.
(C)Reserve reduced to appropriate level and to remove obsolete inventory.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

By:	/s/ RALPH A. LAROSSA
Ralph A. LaRossa
Chair of the Board, President and
Chief Executive Officer
Date: February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH A. LAROSSA	Chair of the Board, President, Chief Executive Officer and	February 21, 2023
Ralph A. LaRossa	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer	February 21, 2023
Daniel J. Cregg	(Principal Financial Officer)

/s/ ROSE M. CHERNICK	Vice President and Controller	February 21, 2023
Rose M. Chernick	(Principal Accounting Officer)

/s/ WILLIE A. DEESE	Director	February 21, 2023
Willie A. Deese

/s/ JAMIE M. GENTOSO	Director	February 21, 2023
Jamie M. Gentoso

/s/ DAVID LILLEY	Director	February 21, 2023
David Lilley

/s/ BARRY H. OSTROWSKY	Director	February 21, 2023
Barry H. Ostrowsky

/s/ VALERIE A. SMITH	Director	February 21, 2023
Valerie A. Smith

/s/ SCOTT G. STEPHENSON	Director	February 21, 2023
Scott G. Stephenson

/s/ LAURA A. SUGG	Director	February 21, 2023
Laura A. Sugg

/s/ JOHN P. SURMA	Director	February 21, 2023
John P. Surma

/s/ SUSAN TOMASKY	Director	February 21, 2023
Susan Tomasky

/s/ ALFRED W. ZOLLAR	Director	February 21, 2023
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

Date: February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH A. LAROSSA	Chair of the Board and Chief Executive Officer and	February 21, 2023
Ralph A. LaRossa	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer	February 21, 2023
Daniel J. Cregg	(Principal Financial Officer)

/s/ ROSE M. CHERNICK	Vice President and Controller	February 21, 2023
Rose M. Chernick	(Principal Accounting Officer)

/s/ DAVID LILLEY	Director	February 21, 2023
David Lilley

/s/ SUSAN TOMASKY	Director	February 21, 2023
Susan Tomasky

/s/ ALFRED W. ZOLLAR	Director	February 21, 2023
Alfred W. Zollar