Form 10-Q
period 2023-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2023-05-02
CIK 788784, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
(Cover continued on next page)

(Cover continued from previous page)
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 18, 2023, Public Service Enterprise Group Incorporated had outstanding 498,965,138 shares of its sole class of Common Stock, without par value.
As of April 18, 2023, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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
•fluctuations in, or third party default risk in wholesale power and natural gas markets, including the potential impacts on the economic viability of our generation units;
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
OPERATING REVENUES	$3,755	$2,313
OPERATING EXPENSES
Energy Costs	1,082	1,245
Operation and Maintenance	743	794
Depreciation and Amortization	282	283
Losses on Asset Dispositions and Impairments	—	43
Total Operating Expenses	2,107	2,365
OPERATING INCOME (LOSS)	1,648	(52)
Income from Equity Method Investments	1	4
Net Gains (Losses) on Trust Investments	46	(68)
Other Income (Deductions)	42	5
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	28	94
Interest Expense	(180)	(137)
INCOME (LOSS) BEFORE INCOME TAXES	1,585	(154)
Income Tax (Expense) Benefit	(298)	152
NET INCOME (LOSS)	$1,287	$(2)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	497	501
DILUTED	500	501
NET INCOME (LOSS) PER SHARE:
BASIC	$2.59	$0.00
DILUTED	$2.58	$0.00

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
NET INCOME (LOSS)	$1,287	$(2)
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(17) and $39 for 2023 and 2022, respectively	26	(61)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $1 and $0 for 2023 and 2022, respectively	(1)	1
Pension/OPEB adjustment, net of tax (expense) benefit of $(2) and $0 for 2023 and 2022, respectively	3	—
Other Comprehensive Income (Loss), net of tax	28	(60)
COMPREHENSIVE INCOME (LOSS)	$1,315	$(62)

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,205	$465
Accounts Receivable, net of allowance of $315 in 2023 and $323 in 2022	1,690	1,944
Tax Receivable	8	79
Unbilled Revenues, net of allowance of $4 in 2023 and $16 in 2022	194	322
Fuel	123	420
Materials and Supplies, net	592	540
Prepayments	101	93
Derivative Contracts	92	18
Regulatory Assets	291	369
Assets Held for Sale	—	20
Other	35	33
Total Current Assets	4,331	4,303
PROPERTY, PLANT AND EQUIPMENT	46,529	45,924
Less: Accumulated Depreciation and Amortization	(10,169)	(9,982)
Net Property, Plant and Equipment	36,360	35,942
NONCURRENT ASSETS
Regulatory Assets	4,546	4,404
Operating Lease Right-of-Use Assets	174	176
Long-Term Investments	597	624
Nuclear Decommissioning Trust (NDT) Fund	2,331	2,230
Long-Term Tax Receivable	—	5
Long-Term Receivable of Variable Interest Entity (VIE)	557	551
Rabbi Trust Fund	190	183
Intangibles	9	14
Derivative Contracts	30	15
Other	284	271
Total Noncurrent Assets	8,718	8,473
TOTAL ASSETS	$49,409	$48,718

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2023	December 31, 2022
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,825	$1,575
Commercial Paper and Loans	1,250	2,200
Accounts Payable	958	1,271
Derivative Contracts	74	124
Accrued Interest	161	134
Accrued Taxes	98	12
Clean Energy Program	86	145
Obligation to Return Cash Collateral	104	290
Regulatory Liabilities	335	384
Other	557	545
Total Current Liabilities	5,448	6,680
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,089	5,725
Regulatory Liabilities	2,190	2,240
Operating Leases	169	169
Asset Retirement Obligations	1,511	1,499
OPEB Costs	404	410
OPEB Costs of Servco	461	455
Accrued Pension Costs	698	705
Accrued Pension Costs of Servco	82	82
Environmental Costs	224	231
Derivative Contracts	12	33
Long-Term Accrued Taxes	59	66
Other	196	199
Total Noncurrent Liabilities	12,095	11,814
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	17,140	16,495
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2023 and 2022—534 shares	5,045	5,065
Treasury Stock, at cost, 2023 and 2022—37 shares	(1,391)	(1,377)
Retained Earnings	11,594	10,591
Accumulated Other Comprehensive Loss	(522)	(550)
Total Stockholders’ Equity	14,726	13,729
Total Capitalization	31,866	30,224
TOTAL LIABILITIES AND CAPITALIZATION	$49,409	$48,718

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,287	$(2)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	282	283
Amortization of Nuclear Fuel	48	50
Losses on Asset Dispositions and Impairments	—	43
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	3	28
Provision for Deferred Income Taxes and ITC	213	(331)
Non-Cash Employee Benefit Plan (Credits) Costs	9	(60)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(771)	847
Cost of Removal	(41)	(30)
Net Change in Regulatory Assets and Liabilities	(65)	(122)
Net (Gains) Losses and (Income) Expense from NDT Fund	(58)	54
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	70	1
Accrued Taxes	85	215
Cash Collateral	794	(683)
Obligation to Return Cash Collateral	(186)	205
Other Current Assets and Liabilities	169	20
Employee Benefit Plan Funding and Related Payments	(12)	(6)
Other	10	(40)
Net Cash Provided By (Used In) Operating Activities	1,837	472
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(739)	(686)
Proceeds from Sales of Trust Investments	402	501
Purchases of Trust Investments	(415)	(510)
Proceeds from Sales of Long-Lived Assets	20	1,890
Other	18	(12)
Net Cash Provided By (Used In) Investing Activities	(714)	1,183
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(200)	(593)
Payment of Short-Term Loans	(750)	(1,250)
Issuance of Long-Term Debt	900	1,750
Payments for Share Repurchase Program	—	(500)
Cash Dividends Paid on Common Stock	(284)	(271)
Other	(46)	(12)
Net Cash Provided By (Used In) Financing Activities	(380)	(876)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	743	779
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	511	863
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,254	$1,642
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(72)	$—
Interest Paid, Net of Amounts Capitalized	$148	$115
Accrued Property, Plant and Equipment Expenditures	$333	$295

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2022	534	$5,065	(37)	$(1,377)	$10,591	$(550)	$13,729
Net Income	—	—	—	—	1,287	—	1,287
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(18)	—	—	—	—	—	28	28
Comprehensive Income							1,315
Cash Dividends at $0.57 per share on Common Stock	—	—	—	—	(284)	—	(284)
Other	—	(20)	—	(14)	—	—	(34)
Balance as of March 31, 2023	534	$5,045	(37)	$(1,391)	$11,594	$(522)	$14,726

Balance as of December 31, 2021	534	$5,045	(30)	$(896)	$10,639	$(350)	$14,438
Net Loss	—	—	—	—	(2)	—	(2)
Other Comprehensive Income (Loss), net of tax (expense) benefit of $39	—	—	—	—	—	(60)	(60)
Comprehensive Loss							(62)
Cash Dividends at $0.54 per share on Common Stock	—	—	—	—	(271)	—	(271)
Payments for Share Repurchase Program	—	(50)	(7)	(450)	—	—	(500)
Other	—	(17)	—	10	—	—	(7)
Balance as of March 31, 2022	534	$4,978	(37)	$(1,336)	$10,366	$(410)	$13,598

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
OPERATING REVENUES	$2,293	$2,284
OPERATING EXPENSES
Energy Costs	984	968
Operation and Maintenance	460	463
Depreciation and Amortization	244	241
Total Operating Expenses	1,688	1,672
OPERATING INCOME	605	612
Other Income (Deductions)	21	19
Net Non-Operating Pension and OPEB Credits (Costs)	28	70
Interest Expense	(113)	(103)
INCOME BEFORE INCOME TAXES	541	598
Income Expense	(54)	(89)
NET INCOME	$487	$509

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
NET INCOME	$487	$509
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 and $1 for 2023 and 2022, respectively	1	(3)
COMPREHENSIVE INCOME	$488	$506

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$814	$220
Accounts Receivable, net of allowance of $315 in 2023 and $323 in 2022	1,166	1,075
Unbilled Revenues, net of allowance of $4 in 2023 and $16 in 2022	194	322
Materials and Supplies, net	352	307
Prepayments	17	7
Regulatory Assets	291	369
Other	34	32
Total Current Assets	2,868	2,332
PROPERTY, PLANT AND EQUIPMENT	41,597	41,045
Less: Accumulated Depreciation and Amortization	(8,315)	(8,215)
Net Property, Plant and Equipment	33,282	32,830
NONCURRENT ASSETS
Regulatory Assets	4,546	4,404
Operating Lease Right-of-Use Assets	85	86
Long-Term Investments	141	143
Rabbi Trust Fund	33	32
Other	140	133
Total Noncurrent Assets	4,945	4,798
TOTAL ASSETS	$41,095	$39,960

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2023	December 31, 2022
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,075	$825
Accounts Payable	597	703
Accounts Payable—Affiliated Companies	513	485
Accrued Interest	121	113
Clean Energy Program	86	145
Obligation to Return Cash Collateral	104	290
Regulatory Liabilities	335	384
Other	444	416
Total Current Liabilities	3,275	3,361
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	5,508	5,348
Regulatory Liabilities	2,190	2,240
Operating Leases	76	77
Asset Retirement Obligations	383	384
OPEB Costs	249	255
Accrued Pension Costs	395	397
Environmental Costs	166	173
Long-Term Accrued Taxes	9	9
Other	159	163
Total Noncurrent Liabilities	9,135	9,046
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	12,515	11,871
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2023 and 2022—132 shares	892	892
Contributed Capital	1,170	1,170
Basis Adjustment	986	986
Retained Earnings	13,126	12,639
Accumulated Other Comprehensive Income (Loss)	(4)	(5)
Total Stockholder’s Equity	16,170	15,682
Total Capitalization	28,685	27,553
TOTAL LIABILITIES AND CAPITALIZATION	$41,095	$39,960

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$487	$509
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	244	241
Provision for Deferred Income Taxes and ITC	27	41
Non-Cash Employee Benefit Plan (Credits) Costs	3	(45)
Cost of Removal	(41)	(30)
Net Change in Regulatory Assets and Liabilities	(65)	(122)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	37	(120)
Materials and Supplies	(45)	(13)
Prepayments	(10)	(5)
Accounts Payable	(83)	(26)
Accounts Receivable/Payable—Affiliated Companies, net	8	86
Obligation to Return Cash Collateral	(186)	205
Other Current Assets and Liabilities	31	44
Employee Benefit Plan Funding and Related Payments	(7)	(3)
Other	(22)	(26)
Net Cash Provided By (Used In) Operating Activities	378	736
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(676)	(628)
Proceeds from Sales of Trust Investments	1	5
Purchases of Trust Investments	(1)	(4)
Solar Loan Investments	4	4
Other	(1)	2
Net Cash Provided By (Used In) Investing Activities	(673)	(621)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	900	500
Other	(8)	(5)
Net Cash Provided By (Used In) Financing Activities	892	495
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	597	610
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	266	339
Cash, Cash Equivalents and Restricted Cash at End of Period	$863	$949
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(10)	$—
Interest Paid, Net of Amounts Capitalized	$102	$95
Accrued Property, Plant and Equipment Expenditures	$308	$245

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2022	$892	$1,170	$986	$12,639	$(5)	$15,682
Net Income	—	—	—	487	—	487
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	1	1
Comprehensive Income						488
Balance as of March 31, 2023	$892	$1,170	$986	$13,126	$(4)	$16,170

Balance as of December 31, 2021	$892	$1,170	$986	$11,524	$1	$14,573
Net Income	—	—	—	509	—	509
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(3)	(3)
Comprehensive Income						506
Balance as of March 31, 2022	$892	$1,170	$986	$12,033	$(2)	$15,079

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
Public Service Enterprise Group Incorporated (PSEG) is a public utility holding company that, acting through its wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. PSEG’s principal operating subsidiaries are:
•Public Service Electric and Gas Company (PSE&G)—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU), the Federal Energy Regulatory Commission (FERC) and other federal and New Jersey state regulators. PSE&G also invests in regulated solar generation projects and energy efficiency (EE) and related programs in New Jersey, which are regulated by the BPU.
•PSEG Power LLC (PSEG Power)—which is an energy supply company that integrates the operations of its merchant nuclear generating assets with its fuel supply functions through competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), and other federal regulators and state regulators in the states in which they operate.
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
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting guidance generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2022.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2022) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of December 31, 2022
Cash and Cash Equivalents	$220	$245	$465
Restricted Cash in Other Current Assets	27	—	27
Restricted Cash in Other Noncurrent Assets	19	—	19
Cash, Cash Equivalents and Restricted Cash	$266	$245	$511

As of March 31, 2023
Cash and Cash Equivalents	$814	$391	$1,205
Restricted Cash in Other Current Assets	29	—	29
Restricted Cash in Other Noncurrent Assets	20	—	20
Cash, Cash Equivalents and Restricted Cash	$863	$391	$1,254

(A)Includes amounts applicable to PSEG Power, Energy Holdings, Services and PSEG (parent company).

Note 2. Revenues
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
PSEG Power & Other
Revenues from Contracts with Customers
Electricity and Related Products—PSEG Power owns generation solely within PJM Interconnection, L.L.C. (PJM), which facilitates the dispatch of energy and energy-related products. Prior to the sale of the fossil generation assets in 2022, PSEG

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power also had significant sales in the New York Independent System Operator (NYISO) and the New England Independent System Operator (ISO-NE) regions.
PSEG Power primarily sells to the Independent System Operators (ISOs) energy and ancillary services which are separately transacted in the day-ahead or real-time energy markets. The energy and ancillary services performance obligations are typically satisfied over time as delivered and revenue is recognized accordingly. Historically, wholesale load contracts have been executed in the different ISO regions for the bundled supply of energy, capacity, renewable energy credits (RECs) and ancillary services representing PSEG Power’s performance obligations. Revenue for these contracts is recognized over time as the bundled service is provided to the customer. PSEG generally reports electricity sales and purchases conducted with those individual ISOs net on an hourly basis in either Operating Revenues or Energy Costs in its Condensed Consolidated Statements of Operations. The classification depends on the net hourly activity.
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
In December 2022, PJM called its first ISO-wide Maximum Generation Emergency Action, which triggered a Performance Assessment Interval (PAI) event. During the PAI, PSEG Power’s Salem 2 nuclear plant incurred penalties due to an unplanned outage during the second day of the event. Our remaining nuclear plants earned bonus payments during the entire event. In 2022, the estimated impact of Salem 2’s penalties and bonuses earned by the other units was not material to PSEG’s financial results. Additional revenue may be recorded in 2023 upon further clarification from the ISO on expected bonus payments.
PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants have been awarded Zero Emission Certificates (ZECs) by the BPU through May 2025. These nuclear plants are expected to receive ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognizes revenue when the units generate electricity, which is when the performance obligation is satisfied. These revenues are included in PJM Sales in the following tables. See Note 3. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2023
Revenues from Contracts with Customers
Electric Distribution	$730	$—	$—	$730
Gas Distribution	959	—	(1)	958
Transmission	425	—	—	425
Electricity and Related Product Sales
PJM
Third-Party Sales	—	276	—	276
Sales to Affiliates	—	31	(31)	—
NYISO	—	—	—	—
ISO-NE	—	3	—	3
Gas Sales
Third-Party Sales	—	86	—	86
Sales to Affiliates	—	533	(533)	—
Other Revenues from Contracts with Customers (B)	78	153	—	231
Total Revenues from Contracts with Customers	2,192	1,082	(565)	2,709
Revenues Unrelated to Contracts with Customers (C)	101	945	—	1,046
Total Operating Revenues	$2,293	$2,027	$(565)	$3,755

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2022
Revenues from Contracts with Customers
Electric Distribution	$720	$—	$—	$720
Gas Distribution	1,047	—	(1)	1,046
Transmission	392	—	—	392
Electricity and Related Product Sales
PJM
Third-Party Sales	—	582	—	582
Sales to Affiliates	—	56	(56)	—
NYISO	—	88	—	88
ISO-NE	—	86	—	86
Gas Sales
Third-Party Sales	—	136	—	136
Sales to Affiliates	—	526	(526)	—
Other Revenues from Contracts with Customers (B)	85	146	(1)	230
Total Revenues from Contracts with Customers	2,244	1,620	(584)	3,280
Revenues Unrelated to Contracts with Customers (C)	40	(1,007)	—	(967)
Total Operating Revenues	$2,284	$613	$(584)	$2,313

(A)Includes revenues applicable to PSEG Power, PSEG LI and Energy Holdings.
(B)Includes primarily revenues from appliance repair services and the sale of solar renewable energy credits (SRECs) at auction at PSE&G. PSEG Power & Other includes PSEG LI’s OSA with LIPA and PSEG Power’s energy management fee with LIPA.
(C)Includes primarily alternative revenues at PSE&G principally from the CIP program and derivative contracts and lease contracts at PSEG Power & Other.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of March 31, 2023 and December 31, 2022. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 19% and 20% of accounts receivable (including unbilled revenues) as of March 31, 2023 and December 31, 2022, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported on the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the COVID-19 pandemic on the outstanding balances as of March 31, 2023. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. As of March 31, 2023, PSE&G had a deferred balance of $137 million from electric bad debts recorded as a Regulatory Asset. In addition, as of March 31, 2023, PSE&G had deferred incremental gas bad debt expense of $68 million as a Regulatory Asset for future regulatory recovery due to the impact of the coronavirus pandemic. See Note 5. Rate Filings for additional information.
The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months ended March 31, 2023 and 2022:

	2023	2022
	Millions
Balance as of Beginning of Year	$339	$337
Utility Customer and Other Accounts
Provision	9	33
Write-offs, net of Recoveries of $7 million and $8 million in 2023 and 2022, respectively	(29)	(19)
Balance as of End of Period	$319	$351

PSEG Power & Other
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of March 31, 2023 and December 31, 2022.
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
PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs, wholesale load contracts and capacity sales which are executed in the different ISO regions, and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of March 31, 2023 or December 31, 2022. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
PSEG LI did not have any material contract balances as of March 31, 2023 and December 31, 2022.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is generally conducted annually three years in advance of the operating period. The 2022/2023 auction was held in June 2021 and the 2023/2024 auction was held in June 2022. In February 2023, the results of the 2024/2025 auction held in December 2022 were released. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per MW-Day	MW Cleared
June 2022 to May 2023	$97	3,300
June 2023 to May 2024	$49	3,700
June 2024 to May 2025	$55	3,500

Capacity transactions with the PJM Regional Transmission Organization are reported on a net basis dependent on PSEG Power’s monthly net sale or purchase position.
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $31 million.
Amended OSA—PSEG LI entered into an amended OSA with LIPA effective April 2022. The OSA remains a 12-year services contract ending in 2025 with annual fixed and variable components. The fixed fee for the provision of services thereunder in 2023 is approximately $42 million and is updated each year based on the change in the Consumer Price Index.
Note 3. Early Plant Retirements/Asset Dispositions and Impairments
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
In August 2022, the Inflation Reduction Act (IRA) was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established the Production Tax Credit (PTC) for electricity generation using nuclear energy set to begin in 2024 through 2032. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts cap are subject to annual inflation adjustments. The U.S. Treasury is expected to clarify the definition of gross receipts prior to when the eligibility period begins in 2024. PSEG Power is continuing to analyze the impact of the IRA on its nuclear units, including additional future guidance from the U.S. Treasury and the impact of PTCs on expected ZEC payments.
PSEG Power may take all necessary steps to cease to operate all of these plants and will incur associated costs and accounting charges in the event that the financial condition of the plants is materially adversely impacted in the future. This decision may be based upon market conditions, including energy and capacity revenues, insufficient government financial support, or, in the case of the Salem nuclear plants, decisions by the Environmental Protection Agency and state environmental regulators regarding the implementation of Section 316(b) of the Clean Water Act (CWA) and related state regulations, or other factors. The associated costs and accounting charges may include, among other things, one-time impairment charges or accelerated Depreciation and Amortization Expense on the remaining carrying value of the plants, potential penalties associated with the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

early termination of capacity obligations and fuel contracts, accelerated asset retirement costs, severance costs, environmental remediation costs and, in certain circumstances potential additional funding of the Nuclear Decommissioning Trust Fund, which would result in a material adverse impact on PSEG’s results of operations.
Non-Nuclear
In March 2023, Energy Holdings completed the sale of one of its domestic energy generating facilities and recorded an immaterial pre-tax gain.
In August 2021, PSEG entered into two agreements to sell PSEG Power’s 6,750 MW fossil generating portfolio for aggregate consideration of approximately $1,920 million and recorded a pre-tax impairment loss on sale of approximately $2,691 million. In February 2022, PSEG completed the sale of this fossil generating portfolio. As defined in each agreement, further adjustments were required as a result of purchase price and working capital adjustments, including an adjustment for positive or negative cash flow of the fossil generating assets based on actual performance starting after December 31, 2021 through the respective closing dates. As a result, in the first quarter of 2022 PSEG Power recorded an additional pre-tax impairment of approximately $43 million.
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

Note 4. Variable Interest Entities (VIEs)
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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $128 million and $123 million for the three months ended March 31, 2023 and 2022, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.
VIE for which PSEG is not the Primary Beneficiary
PSEG holds a 25% equity interest in Ocean Wind JV HoldCo, LLC (OWH). OWH is considered a VIE since its equity investments at risk are not sufficient to permit this entity to finance its activities without additional subordinated financial support. Since PSEG does not have voting control or the power to direct the activities of OWH that most significantly impact its economic performance, PSEG has determined that it is not the primary beneficiary and therefore accounts for this investment under the equity method. As of March 31, 2023 and December 31, 2022, PSEG’s carrying amount of its investment in OWH was $223 million and $225 million, respectively, which is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. PSEG’s maximum exposure to loss is limited to the carrying amount of its investment.
In January 2023, PSEG agreed to sell to Ørsted its 25% equity interest in OWH. The sale proceeds approximate PSEG’s carrying value of the investment and no material gain or loss is expected upon disposition nor is the sale contingent upon Ørsted electing to proceed to the construction phase of the project. The sale is contingent upon finalization of a purchase and sale agreement with Ørsted as well as other closing conditions and any regulatory approval that may be required to close on the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

transaction. The sale is expected to close in the first half of 2023. PSEG has no further obligation to make any capital contributions to the project prior to closing on the transaction.

Note 5. Rate Filings
This Note should be read in conjunction with Note 7. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2022.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU are as follows:
BGSS—In January and February 2023, PSE&G filed with the BPU two self-implementing BGSS rate reductions of 15 cents and 3 cents per therm, effective February 1, 2023 and March 1, 2023, respectively. These reductions resulted in a new BGSS rate of approximately 47 cents per therm effective March 1, 2023.
In April 2023, the BPU gave final approval to PSE&G’s BGSS rate of 47 cents per therm.
CIP—In February 2023, the BPU gave final approval for PSE&G to recover approximately $52 million of deficient electric revenues that resulted from the 12-month period ended May 31, 2022, with approximately $18 million approved for recovery for the first year starting on the effective date of June 15, 2022 and the remaining $34 million to be recovered starting in June 2023.
In April 2023, the BPU gave final approval for PSE&G to recover approximately $53 million of deficient gas revenues that resulted from the 12-month period ended September 30, 2022, over one year effective October 1, 2022.
In April 2023, PSE&G updated its annual electric CIP petition seeking BPU approval to recover estimated deficient electric revenues of approximately $61 million based on the 12-month period ended May 31, 2023 with new rates proposed to be effective June 1, 2023. This matter is pending.
COVID-19 Deferral—PSE&G continues to make quarterly filings as required by the BPU and has recorded a Regulatory Asset as of March 31, 2023 of approximately $131 million for net incremental costs, including $68 million for incremental gas bad debt expense associated with customer accounts receivable, which PSE&G expects are probable of recovery under the BPU order.
Energy Strong II—In April 2023, the BPU approved PSE&G’s updated filing for annual electric and gas revenue increases of $16 million and $4 million, respectively, effective May 1, 2023. These increases represent the return on and of Energy Strong II investments placed in service through January 2023.
Gas System Modernization Program II (GSMP II)—In March 2023, PSE&G updated its GSMP II petition for actual investments placed in service through February 2023 seeking BPU approval to recover in gas base rates an estimated annual revenue increase of approximately $11 million effective June 1, 2023. This matter is pending.
Pension—In February 2023, the BPU approved an accounting order authorizing PSE&G to modify its method for calculating the amortization of the net actuarial gain or loss component of pension expense for ratemaking purposes. This methodology change for ratemaking purposes is effective for the calendar year ending December 31, 2023 and forward. As of March 31, 2023, PSE&G has deferred $15 million as a Regulatory Asset under this methodology.
Remediation Adjustment Clause (RAC)—In January 2023, PSE&G filed its RAC 30 petition with the BPU seeking recovery of approximately $44 million of net Manufactured Gas Plant (MGP) expenditures incurred from August 1, 2021 through July 31, 2022. This matter is pending.
SBC—In January 2023, PSE&G filed a petition to increase its annual electric and gas rates by approximately $52 million and $32 million, respectively, in order to recover electric and gas costs incurred or expected to be incurred through February 2024 under its EE and Renewable Energy and Social Programs. The increase to electric rates includes the impact of increased bad debt expense as a result of the negative economic impact of the coronavirus pandemic and the resulting impact of moratoriums on collections. This matter is pending.
ZEC Program—In January 2023, the BPU approved PSE&G’s petition to set the ZEC refund component of the tariff rate to zero effective February 1, 2023 as overcollections for the ZEC Energy Year ended May 31, 2022 totaling $1.3 million, including interest, were refunded to customers in 2022 through January 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of March 31, 2023, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 7. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2022 for operating leases in which PSEG and its subsidiaries are lessees.
PSEG and its subsidiaries, as lessors, have lease agreements with lease and non-lease components, which are primarily related to generating facilities and real estate assets. Rental income from these leases is included in Operating Revenues.
PSEG Nuclear, LLC, a wholly owned subsidiary of PSEG Power, is the lessor in an operating lease for certain parcels of land with terms through 2050, plus five optional renewal periods of ten years.
Energy Holdings is the lessor in leveraged leases. See Note 7. Financing Receivables.
Energy Holdings is the lessor in an operating lease for a domestic energy generation facility with remaining terms through 2036, and in real estate assets with remaining terms through 2049. As of March 31, 2023, Energy Holdings’ property subject to these leases had a total carrying value of $30 million.
In March 2023, Energy Holdings completed the sale of one of its domestic energy generating facilities and recorded an immaterial pre-tax gain.
The following is the operating lease income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	Millions
Fixed Lease Income	$6	$8
Total Operating Lease Income	$6	$8

Note 7. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of March 31, 2023, none of the solar loans were impaired; however, in the event of a loan default, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customer	March 31, 2023	December 31, 2022
	Millions
Commercial/Industrial	$82	$85
Residential	4	4
Total	86	89
Current Portion (included in Accounts Receivable)	(27)	(27)
Noncurrent Portion (included in Long-Term Investments)	$59	$62

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of March 31, 2023	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$8	prior to 2013	10 years	15 years
Solar Loan II	40	prior to 2015	10 years	15 years
Solar Loan III	38	largely funded as of March 31, 2023	10 years	10 years
Total	$86

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of March 31, 2023 and have an average remaining life of approximately three years. There are no remaining residential loans outstanding under the Solar Loan I program.
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
Leveraged leases outstanding as of March 31, 2023 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investments as of March 31, 2023 and December 31, 2022.

	As of
	March 31, 2023	December 31, 2022
	Millions
Lease Receivables (net of Non-Recourse Debt)	$223	$249
Unearned and Deferred Income	(70)	(74)
Gross Investments in Leases	153	175
Deferred Tax Liabilities	(37)	(39)
Net Investments in Leases	$116	$136

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of March 31, 2023
As of March 31, 2023
Millions
AA	$7
A-	43
BBB+ to BBB	173
Total	$223

PSEG recorded no credit losses for the leveraged leases existing on March 31, 2023. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

Note 8. Trust Investments
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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of March 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$431	$250	$(7)	$674
International	383	86	(18)	451
Total Equity Securities	814	336	(25)	1,125
Available-for-Sale Debt Securities
Government	735	3	(75)	663
Corporate	593	2	(55)	540
Total Available-for-Sale Debt Securities	1,328	5	(130)	1,203
Total NDT Fund Investments (A)	$2,142	$341	$(155)	$2,328

(A)The NDT Fund Investments table excludes cash and foreign currency of $3 million as of March 31, 2023, which is part of the NDT Fund.

	As of December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$476	$232	$(12)	$696
International	336	68	(28)	376
Total Equity Securities	812	300	(40)	1,072
Available-for-Sale Debt Securities
Government	721	—	(94)	627
Corporate	597	1	(69)	529
Total Available-for-Sale Debt Securities	1,318	1	(163)	1,156
Total NDT Fund Investments (A)	$2,130	$301	$(203)	$2,228

(A)The NDT Fund Investments table excludes cash and foreign currency of $2 million as of December 31, 2022, which is part of the NDT Fund.
Net unrealized gains (losses) on debt securities of $(73) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2023. The portion of net unrealized gains (losses) recognized in the first three months of 2023 related to equity securities still held as of March 31, 2023 was $56 million.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	March 31, 2023	December 31, 2022
	Millions
Accounts Receivable	$21	$14
Accounts Payable	$19	$6

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2023				As of December 31, 2022
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$41	$(4)	$12	$(3)	$90	$(10)	$9	$(2)
International	58	(5)	55	(13)	88	(12)	38	(16)
Total Equity Securities	99	(9)	67	(16)	178	(22)	47	(18)
Available-for-Sale Debt Securities
Government (B)	107	(3)	443	(72)	301	(27)	292	(67)
Corporate (C)	87	(4)	347	(51)	221	(21)	249	(48)
Total Available-for-Sale Debt Securities	194	(7)	790	(123)	522	(48)	541	(115)
NDT Trust Investments	$293	$(16)	$857	$(139)	$700	$(70)	$588	$(133)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2023	2022
	Millions
Proceeds from NDT Fund Sales (A)	$396	$473
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$21	$29
Gross Realized Losses	(27)	(34)
Net Realized Gains (Losses) on NDT Fund (B)	(6)	(5)
Net Unrealized Gains (Losses) on Equity Securities	51	(61)
Net Gains (Losses) on NDT Fund Investments	$45	$(66)

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
The NDT Fund debt securities held as of March 31, 2023 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$17
1 - 5 years	303
6 - 10 years	219
11 - 15 years	64
16 - 20 years	100
Over 20 years	500
Total NDT Available-for-Sale Debt Securities	$1,203

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$13	$7	$—	$20
Available-for-Sale Debt Securities
Government	112	—	(18)	94
Corporate	88	—	(12)	76
Total Available-for-Sale Debt Securities	200	—	(30)	170
Total Rabbi Trust Investments	$213	$7	$(30)	$190

	As of December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$14	$6	$—	$20
Available-for-Sale Debt Securities
Government	110	—	(21)	89
Corporate	89	—	(15)	74
Total Available-for-Sale Debt Securities	199	—	(36)	163
Total Rabbi Trust Investments	$213	$6	$(36)	$183

Net unrealized gains (losses) on debt securities of $(22) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2023. The portion of net unrealized gains (losses) recognized during the first three months of 2023 related to equity securities still held as of March 31, 2023 was $1 million.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2023	December 31, 2022
	Millions
Accounts Receivable	$1	$1
Accounts Payable	$1	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2023				As of December 31, 2022
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$11	$(1)	$80	$(17)	$32	$(5)	$57	$(16)
Corporate (B)	12	(1)	60	(11)	35	(5)	39	(10)
Total Available-for-Sale Debt Securities	23	(2)	140	(28)	67	(10)	96	(26)
Rabbi Trust Investments	$23	$(2)	$140	$(28)	$67	$(10)	$96	$(26)

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
The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2023	2022
	Millions
Proceeds from Rabbi Trust Sales	$6	$28
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$1
Gross Realized Losses	(1)	(2)
Net Realized Gains (Losses) on Rabbi Trust (A)	—	(1)
Net Unrealized Gains (Losses) on Equity Securities	1	(1)
Net Gains (Losses) on Rabbi Trust Investments	$1	$(2)

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of March 31, 2023 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$2
1 - 5 years	28
6 - 10 years	23
11 - 15 years	10
16 - 20 years	16
Over 20 years	91
Total Rabbi Trust Available-for-Sale Debt Securities	$170

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
The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of	As of
	March 31, 2023	December 31, 2022
	Millions
PSE&G	$33	$32
PSEG Power & Other	157	151
Total Rabbi Trust Investments	$190	$183

Note 9. Pension and Other Postretirement Benefits (OPEB)
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
The following table provides the components of net periodic benefit costs (credits) relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco. Net periodic benefit costs are reduced in 2023 as a result of an accounting order from the BPU authorizing PSE&G to modify its method for calculating the amortization of the net actuarial gain or loss component of pension expense for rate making purposes. See Note 5. Rate Filings. Amounts shown do not reflect the impacts of capitalization, co-owner allocations and the 2023 BPU accounting order. Only the service cost component is eligible for capitalization, when applicable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$22	$35	$1	$2
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	69	42	10	6
Expected Return on Plan Assets	(95)	(121)	(8)	(11)
Amortization of Net
Prior Service Credit	—	—	(13)	(32)
Actuarial Loss	24	15	(1)	4
Non-Service Components of Pension and OPEB (Credits) Costs	(2)	(64)	(12)	(33)
Total Benefit (Credits) Costs	$20	$(29)	$(11)	$(31)

Pension and OPEB (credits) costs for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	Millions
PSE&G	$13	$(18)	$(10)	$(27)
PSEG Power & Other	7	(11)	(1)	(4)
Total Benefit (Credits) Costs	$20	$(29)	$(11)	$(31)

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco’s pension-related revenues and costs were $5 million and $8 million for the three months ended March 31, 2023 and 2022, respectively. The OPEB-related revenues earned and costs incurred were $3 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.
Servco plans to contribute $18 million into its pension plan in 2023.

Note 10. Commitments and Contingent Liabilities
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
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of March 31, 2023 and December 31, 2022.

	As of	As of
	March 31, 2023	December 31, 2022
	Millions
Face Value of Outstanding Guarantees	$1,536	$1,601
Exposure under Current Guarantees	$101	$198

Letters of Credit Margin Posted	$22	$87
Letters of Credit Margin Received	$78	$38

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(11)	$(1)
Net Broker Balance Deposited (Received)	$738	$1,522

Additional Amounts Posted
Other Letters of Credit	$180	$156

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
Occidental Chemical Corporation (Occidental) has voluntarily commenced design of the cleanup plan for the Lower 8.3 miles, and has received an EPA Unilateral Administrative Order directing it to design the cleanup plan for the Upper 9 miles. It has filed two lawsuits against PSE&G and others to attempt to recover costs associated with this work and to obtain a declaratory judgement of parties’ shares of any future costs. One lawsuit is currently paused, and the other is currently proceeding. PSEG cannot predict the outcome of the litigation.
The EPA has announced a proposed settlement with 85 parties who have agreed to pay $150 million to resolve their LPRSA CERCLA liability, in whole or in part. It is uncertain whether the settlement will be finalized as currently proposed. PSE&G and PSEG Power are not included in the proposed settlement, but the EPA sent PSE&G, Occidental, and several other Potentially Responsible Parties (PRPs) a letter in March 2022 inviting them to submit to the EPA individually or jointly an offer to fund or participate in the next stages of the remediation. PSEG submitted a good faith offer to the EPA in June 2022 on behalf of PSE&G and PSEG Power. PSEG understands that the EPA is evaluating its offer.
Two PRPs, Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus), have filed for Chapter 11 bankruptcy. The trust representing the creditors in this proceeding has filed a complaint asserting claims against Tierra’s and Maxus’ current and former parent entities, among others. Any damages awarded may be used to fund the remediation of the LPRSA.
As of March 31, 2023, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Liability of $13 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hackensack River
In 2022, the EPA announced it had designated the lower 18.75 miles of the Hackensack River a federal Superfund site. PSE&G and certain of its predecessors conducted operations at properties in this area, including at the Hudson, Bergen and Kearny generating stations that were transferred to PSEG Power. PSEG Power subsequently contractually transferred all land rights and structures on the Hudson generating station site to a third-party purchaser, along with the assumption of the environmental liabilities for that site. The ultimate impact of this action on PSE&G and PSEG Power is currently unknown, but could be material.
MGP Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $202 million and $222 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $202 million as of March 31, 2023. Of this amount, $38 million was recorded in Other Current Liabilities and $164 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $202 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
Legacy Environmental Obligations at Former Fossil Generating Sites
PSEG Power has retained ownership of certain liabilities excluded from the 2022 sale of its fossil generation portfolio. These liabilities primarily relate to obligations under the New Jersey ISRA and the CTA to investigate and remediate PSEG Power’s two formerly owned generating station sites in Connecticut, and six formerly owned generating station sites in New Jersey. In addition, PSEG Power still owns two former generating station sites in New Jersey that triggered ISRA in 2015.
PSEG Power is in the process of fulfilling its obligations under ISRA and the CTA to investigate these sites. It will require multiple years and comprehensive environmental sampling to understand the extent of and to carry out the required remediation. The full remediation costs at each of the ten sites are not estimable, but will likely be material.
CWA Section 316(b) Rule
The EPA’s CWA Section 316(b) rule establishes requirements for the design and operation of cooling water intake structures at existing power plants and industrial facilities with a design flow of more than two million gallons of water per day.
In June 2016, the NJDEP issued a final New Jersey Pollutant Discharge Elimination System permit for Salem. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed an administrative hearing request challenging certain conditions of the permit, including the NJDEP’s application of the 316(b) rule. If the Riverkeeper’s challenge is successful, PSEG Power may be required to incur additional costs to comply with the CWA. Potential cooling water and/or service water system modification costs could be material and could adversely impact the economic competitiveness of this facility. The NJDEP granted the hearing request and a hearing is scheduled for September 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Minimum Fuel Purchase Requirements
PSEG Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. PSEG Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2024 and a significant portion through 2026 at Salem, Hope Creek and Peach Bottom.
PSEG Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2023, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2027
Millions
Nuclear Fuel
Uranium	$389
Enrichment	$309
Fabrication	$185
Natural Gas	$1,103

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
BPU Audit of PSE&G
In 2020, the BPU ordered the commencement of a comprehensive affiliate and management audit of PSE&G. It has been more than ten years since the BPU last conducted a management and affiliate audit of this kind of PSE&G, which is initiated periodically as required by New Jersey statutes/regulations. Phase 1 of the audit reviews affiliate relations and cost allocation between PSE&G and its affiliates, including an analysis of the relationship between PSE&G and PSEG Energy Resources & Trade, LLC, a wholly owned subsidiary of PSEG Power over the past ten years, and between PSE&G and PSEG LI. Phase 2 is a comprehensive management audit, which will address, among other things, executive management, corporate governance, system operations, human resources, cyber security, compliance with customer protection requirements and customer safety. The audit officially began in late May 2021 and data collection (written discovery and interviews) has concluded. The BPU Audit Staff are in the process of finalizing their report. It is not possible at this time to predict the outcome of this matter.
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
Coronavirus Pandemic
The COVID-19 pandemic and associated government actions and economic effects continue to impact our businesses. PSEG and its subsidiaries have incurred additional expenses to protect our employees and customers, and PSE&G is experiencing significantly higher bad debts and lower cash collections from customers due to the moratorium on shut-offs for residential customers that was extended through March 15, 2022. Although collections and shut-offs re-commenced in mid-March 2022, in late March 2022, New Jersey passed legislation that provided protection from shut-offs to customers who applied for payment assistance programs with those applying for assistance protected from shut-offs while awaiting their application determination. PSE&G has deferred the impact of the COVID-19 costs for future recovery, and in December 2022, the BPU determined that the deferral period would end on March 15, 2023. The potential future impact of the pandemic and the associated economic impacts which could extend beyond the duration of the pandemic, could have risks that drive certain accounting considerations. The ultimate impact of the coronavirus pandemic is uncertain and cannot be predicted at this time.
Note 11. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the three months ended March 31, 2023:
PSE&G
•issued $500 million of 4.65% Secured Medium-Term Notes (Green Bond), Series P, due March 2033.
•issued $400 million of 5.13% Secured Medium-Term Notes (Green Bond), Series P, due March 2053.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of March 31, 2023, the total available credit capacity was $3.9 billion.
As of March 31, 2023, no single institution represented more than 10% of the total commitments in the credit facilities.
As of March 31, 2023, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total committed credit facilities and available liquidity as of March 31, 2023 were as follows:

	As of March 31, 2023
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$2	$1,498	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$2	$1,498
PSE&G
Revolving Credit Facility	$1,000	$18	$982	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$18	$982
PSEG Power
Revolving Credit Facility (A)	$1,250	$39	$1,211	Mar 2027	Funding/Letters of Credit
Letter of Credit Facility	200	94	106	Sept 2024	Letters of Credit
Letter of Credit Facility	100	—	100	Apr 2025	Letters of Credit
Letter of Credit Facility	100	66	34	Apr 2024	Letters of Credit
Total PSEG Power	$1,650	$199	$1,451
Total (C)	$4,150	$219	$3,931

(A)Master Credit Facility with sub-limits of $1.5 billion for PSEG and $1.25 billion for PSEG Power; sub-limits can be adjusted pursuant to the terms of the Master Credit Facility agreement. The PSEG sub-limit includes a sustainability linked pricing based mechanism with potential increases or decreases, which are not expected to be material, depending on performance relative to targeted methane emission reductions.
(B)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of March 31, 2023, neither PSEG nor PSE&G had any Commercial Paper outstanding.
(C)Amounts do not include uncommitted credit facilities.
A subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be drawn to fund its cash collateral postings. As of March 31, 2023, there were no amounts outstanding under this facility.
Net Cash Collateral Postings
During the second half of 2021 and continuing into 2023, forward energy prices have demonstrated considerable price volatility. This has led to significant variations in PSEG Power’s collateral requirements. As of March 31, 2023, net cash collateral postings were approximately $727 million. While currently off their highs experienced during 2022, collateral postings could remain volatile in 2023. However, as historical lower-priced trades continue to settle through 2024, collateral is expected to be returned as PSEG Power satisfies its obligations under those contracts.
Short-Term Loans
PSEG
In January 2023, PSEG repaid $750 million of the $1.5 billion 364-day variable rate term loan that was issued in April 2022 and in April 2023 the remaining $750 million matured. In April 2023, PSEG entered into a new 364-day variable rate term loan agreement for $750 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Financial Risk Management Activities
Derivative accounting guidance requires that a derivative instrument be recognized as either an asset or a liability at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation provided that the derivative instrument meets specific, restrictive criteria, both at the time of designation and on an ongoing basis. These alternative permissible treatments include normal purchases and normal sales (NPNS) cash flow hedge and fair value hedge accounting. PSEG and PSE&G have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements and fuel agreements. PSEG uses interest rate swaps and other derivatives, which are designated and qualifying as cash flow or fair value hedges. PSEG Power enters into additional contracts that are derivatives, but are not designated as either cash flow hedges or fair value hedges. These transactions are economic hedges and are recorded at fair market value with changes recognized in earnings.
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
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of March 31, 2023, PSEG had interest rate hedges outstanding totaling $1.05 billion. PSEG executed these interest rate swaps to convert PSEG Parent’s $500 million variable rate term loan due May 2023 and a portion of PSEG Power’s $1.25 billion variable rate term loan due March 2025 into fixed rate loans. The fair value of these hedges were $(2) million and $1 million as of March 31, 2023 and December 31, 2022, respectively.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $(4) million and $(3) million as of March 31, 2023 and December 31, 2022, respectively. The after-tax unrealized losses on these hedges expected to be reclassified to earnings during the next 12 months are $1 million.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions are offset on the Condensed Consolidated Balance Sheets of PSEG. For additional information see Note 13. Fair Value Measurements.
Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2023 and December 31, 2022. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2023
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Swaps	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$2	$946	$(856)	$90	$92
Noncurrent Assets	—	484	(454)	30	30
Total Mark-to-Market Derivative Assets	$2	$1,430	$(1,310)	$120	$122
Derivative Contracts
Current Liabilities	$—	$(1,255)	$1,181	$(74)	$(74)
Noncurrent Liabilities	(4)	(682)	674	(8)	(12)
Total Mark-to-Market Derivative (Liabilities)	$(4)	$(1,937)	$1,855	$(82)	$(86)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(2)	$(507)	$545	$38	$36

	As of December 31, 2022
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Swaps	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$4	$1,721	$(1,707)	$14	$18
Noncurrent Assets	—	629	(614)	15	15
Total Mark-to-Market Derivative Assets	$4	$2,350	$(2,321)	$29	$33
Derivative Contracts
Current Liabilities	$—	$(2,447)	$2,323	$(124)	$(124)
Noncurrent Liabilities	(3)	(1,139)	1,109	(30)	(33)
Total Mark-to-Market Derivative (Liabilities)	$(3)	$(3,586)	$3,432	$(154)	$(157)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$1	$(1,236)	$1,111	$(125)	$(124)

(A)     Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, PSEG Power had net cash collateral (receipts) payments to counterparties of $727 million and $1,521 million, respectively. Of these net cash collateral (receipts) payments, $545 million and $1,111 million as of March 31, 2023 and December 31, 2022, respectively, were netted against the corresponding net derivative contract positions. Of the $545 million as of March 31, 2023, $(7) million was netted against current assets, $(3) million against noncurrent assets, $332 million against current liabilities and $223 million against noncurrent liabilities. Of the $1,111 million as of December 31, 2022, $616 million was netted against current liabilities and $495 million against noncurrent liabilities.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $80 million as of March 31, 2023 and $190 million as of December 31, 2022. As of March 31, 2023 and December 31, 2022, PSEG Power had the contractual right of offset of $6 million and $41 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $74 million and $149 million as of March 31, 2023 and December 31, 2022, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Loss (AOCL) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2023	2022		2023	2022
	Millions			Millions
PSEG
Interest Rate Swaps	$(3)	$—	Interest Expense	$(1)	$(1)
Total PSEG	$(3)	$—		$(1)	$(1)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For each of the three months ended March 31, 2023 and 2022, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Loss into income was $(1) million after-tax, respectively.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2021	$(9)	$(6)
Loss Recognized in AOCL	—	—
Less: Loss Reclassified into Income	5	3
Balance as of December 31, 2022	$(4)	$(3)
Loss Recognized in AOCL	(3)	(2)
Less: Loss Reclassified into Income	1	1
Balance as of March 31, 2023	$(6)	$(4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2023 and 2022, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2023	2022
		Millions
Energy-Related Contracts	Operating Revenues	$902	$(1,044)
Energy-Related Contracts	Energy Costs	1	—
Total		$903	$(1,044)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of March 31, 2023 and December 31, 2022.

		As of	As of
Type	Notional	March 31, 2023	December 31, 2022
		Millions
Natural Gas	Dekatherm (Dth)	66	49
Electricity	MWh	(68)	(60)
Financial Transmission Rights (FTRs)	MWh	14	24
Interest Rate Swaps	U.S. Dollars	1,050	1,050

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
As of March 31, 2023, nearly 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 19. Related-Party Transactions for additional information.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2023, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of March 31, 2023, PSE&G had unsecured credit exposure of $26 million with its suppliers. PSE&G had no electric supply credit exposure with PSEG Power.
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
The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of March 31, 2023
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$1,170	$—	$1,170	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$120	$(1,310)	$6	$1,423	$1
Interest Rate Swaps (C)	$2	$—	$—	$2	$—
NDT Fund (D)
Equity Securities	$1,125	$—	$1,125	$—	$—
Debt Securities—U.S. Treasury	$270	$—	$—	$270	$—
Debt Securities—Govt Other	$393	$—	$—	$393	$—
Debt Securities—Corporate	$540	$—	$—	$540	$—
Rabbi Trust (D)
Equity Securities	$20	$—	$20	$—	$—
Debt Securities—U.S. Treasury	$61	$—	$—	$61	$—
Debt Securities—Govt Other	$33	$—	$—	$33	$—
Debt Securities—Corporate	$76	$—	$—	$76	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(82)	$1,855	$(6)	$(1,924)	$(7)
Interest Rate Swaps (C)	$(4)	$—	$—	$(4)	$—
PSE&G
Assets:
Cash Equivalents (A)	$800	$—	$800	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$13	$—	$—	$13	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2022
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$385	$—	$385	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$29	$(2,321)	$42	$2,307	$1
Interest Rate Swaps (C)	$4	$—	$—	$4	$—
NDT Fund (D)
Equity Securities	$1,072	$—	$1,072	$—	$—
Debt Securities—U.S. Treasury	$288	$—	$—	$288	$—
Debt Securities—Govt Other	$339	$—	$—	$339	$—
Debt Securities—Corporate	$529	$—	$—	$529	$—
Rabbi Trust (D)
Equity Securities	$20	$—	$20	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$74	$—	$—	$74	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(154)	$3,432	$(3)	$(3,537)	$(46)
Interest Rate Swaps (C)	$(3)	$—	$—	$(3)	$—
PSE&G
Assets:
Cash Equivalents (A)	$165	$—	$165	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$13	$—	$—	$13	$—

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
(D)The fair value measurement table excludes cash and foreign currency of $3 million and $2 million in the NDT Fund as of March 31, 2023 and December 31, 2022, respectively. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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
As of March 31, 2023, PSEG carried $3.7 billion of net assets that are measured at fair value on a recurring basis, of which $6 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
As of March 31, 2022, PSEG carried $4.3 billion of net assets that are measured at fair value on a recurring basis, of which $7 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
There were no transfers to or from Level 3 during the three months ended March 31, 2023 and 2022, respectively.
Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of March 31, 2023 and December 31, 2022 are included in the following table and accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of		As of
	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$4,125	$3,870	$4,124	$3,808
PSE&G (A)	13,590	12,307	12,696	11,106
PSEG Power (B)	1,250	1,250	1,250	1,250
Total Long-Term Debt	$18,965	$17,427	$18,070	$16,164

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
(B)Private term loan with book value approximating fair value (Level 2 measurement).
Note 14. Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2023
NDT Fund Interest and Dividends	$—	$15	$15
Allowance for Funds Used During Construction	15	—	15
Solar Loan Interest	2	—	2
Other	4	6	10
Total Other Income (Deductions)	$21	$21	$42
Three Months Ended March 31, 2022
NDT Fund Interest and Dividends	$—	$14	$14
Allowance for Funds Used During Construction	15	—	15
Solar Loan Interest	3	—	3
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(27)	(27)
Other	1	(1)	—
Total Other Income (Deductions)	$19	$(14)	$5

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended
PSEG	March 31,
	2023	2022
	Millions
Pre-Tax Income (Loss)	$1,585	$(154)
Tax Computed at Statutory Rate @ 21%	$333	$(32)
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	108	(29)
Uncertain Tax Positions	(6)	(3)
Leasing Activities	(17)	—
Green Program Recovery Charges (GPRC)-Clean Energy Future (CEF)-EE	(16)	(6)
Estimated Annual Effective Tax Rate Interim Period Adjustment	(23)	(12)
Tax Adjustment Credit (TAC)	(75)	(73)
Other	(6)	3
Subtotal	(35)	(120)
Total Income Tax Expense (Benefit)	$298	$(152)
Effective Income Tax Rate	18.8%	98.7%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended
PSE&G	March 31,
	2023	2022
	Millions
Pre-Tax Income	$541	$598
Tax Computed at Statutory Rate @ 21%	$114	$126
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	38	41
GPRC-CEF-EE	(16)	(6)
TAC	(75)	(73)
Other	(7)	1
Subtotal	(60)	(37)
Total Income Tax Expense (Benefit)	$54	$89
Effective Income Tax Rate	10.0%	14.9%

PSEG’s and PSE&G’s total income tax expense (benefit) for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, PSEG and PSE&G update the respective estimated annual effective tax rates, and if the estimated tax rate changes, PSEG and PSE&G make cumulative adjustments.
A prolonged economic recovery can result in the enactment of additional federal and state tax legislation. Enactment of additional legislation and clarification of prior enacted tax laws could impact PSEG’s and PSE&G’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2022, the IRA was signed into law. The IRA made certain changes to existing energy tax credit laws and enacted a new 15% corporate alternative minimum tax (CAMT), effective in 2023. Changes to the energy tax credit laws include: increases to the PTC rate, a new PTC for electricity generation using nuclear energy, expanded technologies that are eligible for energy tax credits, and the transferability of the energy tax credits. See Note 3. Early Plant Retirements/Asset Dispositions and Impairments for additional information on the nuclear PTC.
Since the enactment of the IRA, the U.S. Treasury issued various Notices that provide interim guidance on several provisions of the IRA, including the CAMT. The Notices state that the U.S. Treasury anticipates issuing additional guidance including proposed and final regulations. Many aspects of the IRA remain unclear and in need of further guidance; therefore, the impact the IRA will have on PSEG's and PSE&G's financial statements is subject to continued evaluation.
In April 2023, the U.S. Treasury issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting to determine the annual repair tax deduction for gas transmission and distribution property. The impact, if any, this may have on PSEG and PSE&G’s financial statements has not yet been determined.
As of March 31, 2023, PSEG had a $45 million state net operating loss (NOL) and PSE&G had a $32 million New Jersey Corporate Business Tax NOL that are both expected to be fully realized in the future.

Note 16. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended March 31, 2023
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2022	$(3)	$(426)	$(121)	$(550)
Other Comprehensive Income (Loss) before Reclassifications	(2)	—	20	18
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	3	6	10
Net Current Period Other Comprehensive Income (Loss)	(1)	3	26	28
Balance as of March 31, 2023	$(4)	$(423)	$(95)	$(522)

	Three Months Ended March 31, 2022
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2021	$(6)	$(355)	$11	$(350)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(65)	(65)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	—	4	5
Net Current Period Other Comprehensive Income (Loss)	1	—	(61)	(60)
Balance as of March 31, 2022	$(5)	$(355)	$(50)	$(410)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
		March 31, 2023
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)
Total Cash Flow Hedges		(1)	—	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	2	—	2
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(7)	2	(5)
Total Pension and OPEB Plans		(5)	2	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(10)	4	(6)
Total Available-for-Sale Debt Securities		(10)	4	(6)
Total		$(16)	$6	$(10)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
		March 31, 2022
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)
Total Cash Flow Hedges		(1)	—	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	5	(1)	4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(5)	1	(4)
Total Pension and OPEB Plans		—	—	—
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(6)	2	(4)
Total Available-for-Sale Debt Securities		(6)	2	(4)
Total		$(7)	$2	$(5)

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

	Three Months Ended March 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income (Loss)	$1,287	$1,287	$(2)	$(2)
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	497	497	501	501
Effect of Stock Based Compensation Awards	—	3	—	—
Total Shares	497	500	501	501

EPS
Net Income (Loss)	$2.59	$2.58	$0.00	$0.00

Approximately 3 million potentially dilutive shares were excluded from total shares used to calculate the diluted loss per share for the three months ended March 31, 2022 as their impact was antidilutive.
Dividends

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2023	2022
Per Share	$0.57	$0.54
In Millions	$284	$271

On April 18, 2023, PSEG’s Board of Directors approved a $0.57 per share common stock dividend for the second quarter of 2023.

Note 18. Financial Information by Business Segment
Basis of Organization
PSEG’s and PSE&G’s operating segments were determined by management in accordance with GAAP. These segments were determined based on how the Chief Operating Decision Maker (CODM) (the Chief Executive Officer (CEO) for PSEG and PSE&G), measures performance based on segment Net Income and how resources are allocated to each business.
Following completion of the sale of the PSEG Power Fossil portfolio in February 2022 and as a result of the transition to a new CEO, our designated CODM, effective September 1, 2022, various changes were made to the content and manner in which the new CEO reviews financial information for purposes of assessing business performance and allocating resources. Based on management’s analysis, PSE&G and PSEG Power were determined to remain operating segments of PSEG. However, PSEG has revised its reportable segments for the year ended December 31, 2022 to PSE&G and PSEG Power & Other. PSE&G continues to be PSEG’s principal reportable segment. The PSEG Power & Other reportable segment includes amounts related to the PSEG Power operating segment as well as amounts applicable to Energy Holdings, PSEG LI, PSEG (parent corporation) and Services, which do not meet the definition of operating segments individually or in the aggregate and are immaterial to PSEG’s consolidated assets and results. All prior period comparative information has been restated to reflect the change in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

segment presentation.
PSE&G
PSE&G earns revenues from its tariffs, under which it provides electric transmission and electric and gas distribution services to residential, commercial and industrial customers in New Jersey. The rates charged for electric transmission are regulated by FERC while the rates charged for electric and gas distribution are regulated by the BPU. Revenues are also earned from several other activities such as investments in EE equipment on customers’ premises, solar investments, the appliance service business and other miscellaneous services.
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
This reportable segment also includes amounts applicable to PSEG LI, which generates revenues under its contract with LIPA, primarily for the recovery of costs when Servco is a principal in the transaction (see Note 4. Variable Interest Entities for additional information) as well as fixed and variable fee components under the contract, and Energy Holdings which holds an immaterial portfolio of remaining lease investments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

	PSE&G	PSEG Power & Other	Eliminations (A)	Consolidated Total
	Millions
Three Months Ended March 31, 2023
Operating Revenues	$2,293	$2,027	$(565)	$3,755
Net Income (Loss) (B)	487	800	—	$1,287
Gross Additions to Long-Lived Assets	676	63	—	739
Three Months Ended March 31, 2022
Operating Revenues	$2,284	$613	$(584)	$2,313
Net Income (Loss) (B)	509	(511)	—	(2)
Gross Additions to Long-Lived Assets	628	58	—	686
As of March 31, 2023
Total Assets	$41,095	$8,869	$(555)	$49,409
Investments in Equity Method Subsidiaries	$—	$303	$—	303
As of December 31, 2022
Total Assets	$39,960	$9,285	$(527)	$48,718
Investments in Equity Method Subsidiaries	$—	$306	$—	$306

(A)Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 19. Related-Party Transactions.
(B)Includes net after-tax gains of $555 million and net after-tax losses of $608 million for the three months ended March 31, 2023 and 2022, respectively, at PSEG Power related to the impacts of non-trading commodity mark-to-market activity, which consist of the financial impact from positions with future delivery dates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2023	2022
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$561	$580
Administrative Billings from Services (B)	102	99
Total Billings from Affiliates	$663	$679

	As of	As of
Related-Party Transactions	March 31, 2023	December 31, 2022
	Millions
Payable to PSEG Power (A)	$311	$313
Payable to Services (B)	85	98
Payable to PSEG (C)	117	74
Accounts Payable—Affiliated Companies	$513	$485
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$9	$9

(A)PSE&G has entered into a requirements contract with PSEG Power under which PSEG Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. Since June 1, 2022, PSEG Power had no contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process. In addition, PSEG Power sells ZECs to PSE&G from its nuclear units under the ZEC program as approved by the BPU. The rates in the BGS and BGSS contracts and for the ZEC sales are prescribed by the BPU. BGS and BGSS sales are billed and settled on a monthly basis. ZEC sales are billed on a monthly basis and settled annually following completion of each energy year. In addition, PSEG Power and PSE&G provide certain technical services for each other generally at cost in compliance with FERC and BPU affiliate rules.
(B)Services provides and bills administrative services to PSE&G at cost. In addition, PSE&G has other payables to Services, including amounts related to certain common costs, which Services pays on behalf of PSE&G.
(C)PSEG files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are NOLs and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits. In addition, PSEG pays all payroll taxes and receives reimbursement from its affiliated companies for their respective portions.
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
PSEG’s business consists of two reportable segments, PSE&G and PSEG Power LLC (PSEG Power) & Other, primarily comprised of our principal direct wholly owned subsidiaries, which are:
•PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU), the Federal Energy Regulatory Commission (FERC), and other federal and New Jersey state regulators. PSE&G also invests in regulated solar generation projects and energy efficiency (EE) and related programs in New Jersey, which are regulated by the BPU, and
•PSEG Power—which is an energy supply company that integrates the operations of its merchant nuclear generating assets with its fuel supply functions through competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC) and other federal regulators and state regulators in the states in which they operate.
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
Our business discussion in Item 1. Business of our 2022 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2022 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2023 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the Form 10-K.
EXECUTIVE OVERVIEW OF 2023 AND FUTURE OUTLOOK
We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. Our business plan focuses on achieving growth by allocating capital primarily toward regulated investments in an effort to continue to improve the sustainability and predictability of our business. We are focused on investing to modernize our energy infrastructure, improve reliability and resilience, increase EE and deliver cleaner energy to meet customer expectations and be well aligned with public policy objectives. In furtherance of these goals, over the past few years, our investments have simplified our business mix to reflect a higher percentage of earnings contribution by PSE&G. We have further proactively changed our business mix through the sale of our fossil generation portfolio which closed in 2022. See Item 1. Note 3. Early Plant Retirements/Asset Dispositions and Impairments for additional information. In addition, the passage of the Inflation Reduction Act (IRA) established a Production Tax Credit (PTC) for existing nuclear facilities from 2024 through 2032 which is expected to provide downside price protection for our nuclear generation fleet.
PSE&G
At PSE&G, our focus is on investing capital in T&D infrastructure and clean energy programs to enhance the reliability and resiliency of our T&D system, meet customer expectations and support public policy objectives. For the years 2023-2027, PSE&G’s capital investment program is estimated to be in a range of $15.5 billion to $18 billion, resulting in an expected compound annual growth in rate base of 6% to 7.5% from year-end 2022 to year-end 2027. The low end of this range includes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-EE program at their current average annual investment levels plus inflation, as these programs are expected to continue beyond their currently approved timeframe of 2023. The upper end of our capital investment range includes an extension of our Energy Strong program, which otherwise concludes in 2024, as well as the remaining portion of our CEF proposal (portion of Electric Vehicle (EV) and

Energy Storage (ES) programs) and a potentially higher amount of investments for GSMP and CEF-EE beyond current levels. We filed for a $320 million short-term extension of our CEF-EE program in September 2022, which we expect will be resolved in 2023. We also filed for a three-year extension of GSMP in March 2023 which would provide for continuation of the program. The $2.5 billion proposal provides for acceleration of the replacement of the remaining cast iron and unprotected steel main in our system as well as initiating projects to introduce the renewable natural gas and hydrogen blending into our existing distribution system. A remaining component of our CEF-EV program related to medium and heavy duty charging infrastructure has been the subject of a stakeholder process that the BPU began in 2021 and we expect that this effort will result in PSE&G submitting a filing targeting infrastructure investments for the medium and heavy duty EV market in 2023. In September 2022, the BPU released a draft Storage Incentive Program proposal and is currently undertaking a stakeholder process to receive comments. In the meantime, our CEF-ES program is being held in abeyance. Pursuant to our GSMP II and Energy Strong II programs, we are required to file a distribution base rate case no later than December 31, 2023. Among other things, the rate case will recover capital expenditures associated with these programs that are not already in rates, as well as the Advanced Metering Infrastructure and EV programs, other investments that are not recovered through periodic rate roll-ins, and several other cost and return factors. We expect to conclude the case in the second half of 2024.
PSEG Power
At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate volatility by contracting in advance for a significant portion of their output and support public policies that preserve these existing nuclear generating plants. During the first three months of 2023, our nuclear units generated 8.4 terawatt hours and operated at a capacity factor of 100%.
More than 90% of PSEG Power’s expected gross margin in 2023 relates to hedged energy margin, known capacity revenues, Zero Emission Certificate (ZEC) revenues and, certain gas operations and ancillary service payments such as reactive power, which limits our exposure to uncontracted market prices. During the second half of 2021 and continuing into 2023, forward energy prices have demonstrated considerable price volatility. This has led to significant variations in our collateral requirements. As of March 31, 2023, net cash collateral postings were approximately $727 million. While currently off their highs experienced during 2022, collateral postings could remain volatile in 2023. However, as historical lower-priced trades continue to settle through 2024, collateral is expected to be returned as we satisfy our obligations under those contracts. PSEG continues to maintain sufficient liquidity as described in Liquidity and Capital Resources.
Climate Strategy and Sustainability Efforts
For more than a century, our purpose has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Today, our vision is to power a future where people use less energy, and it is cleaner, safer and delivered more reliably than ever. We have established a net zero greenhouse gas (GHG) emissions by 2030 goal that includes direct GHG emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) across our business operations, assuming advances in technology, public policy and customer behavior. Scope 1 emissions include power generation, methane leaks, vehicle fleet emissions, and sulfur hexafluoride and refrigerant leaks. Scope 2 emissions include both gas and electric purchased energy for our PSE&G facilities and line losses. We have also committed to the United Nations-backed Race to Zero campaign. Therefore, we continue to evaluate and are working toward developing and submitting science-based emission reduction targets following the criteria and recommendations of the Science Based Targets initiative (SBTi) by September 2023. These targets encompass Scopes 1, 2, and 3 emissions (the majority of which are associated with the downstream use of energy products) and seek to be in line with 1.5oC emissions scenarios in order to be validated by the SBTi.
PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions and the implementation of EE initiatives. PSE&G’s approved CEF-EE, CEF-Energy Cloud and CEF-EV programs and the proposed CEF-ES program are intended to support New Jersey’s Energy Master Plan (EMP) through programs designed to help customers increase their EE, support the expansion of the EV infrastructure in the State, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.
In addition, PSE&G is committed to the safe and reliable delivery of natural gas to approximately 1.9 million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas main infrastructure, and the second phase of this program replaced an additional 875 miles of gas pipes and was completed in the first quarter of 2023. The GSMP is designed to significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we expect to reduce methane leaks by approximately 22% system wide and assuming continuation of GSMP, we expect to achieve an overall reduction in methane emissions of approximately 60% over the 2011 through 2030 period. We also continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events, notably through our investments in our Energy Strong program and Infrastructure

Advancement Program and our investments in transmission infrastructure upgrades. These investments have shown benefits in recent severe weather events, including Tropical Storm Ida in 2021, which brought significant flooding to our service territory but did not result in the loss of any of our electric distribution substations.
We also continue to focus on providing cleaner energy for our customers. Our priority is to preserve the economic viability of our nuclear units, which provide over 85% of the carbon-free energy in New Jersey, by advocating for state and federal policies, such as the IRA discussed below, that recognize the value of carbon-free generation and reduce market risk.
Offshore Wind
In January 2023, PSEG agreed to sell to Ørsted North America Inc. (Ørsted) its 25% equity interest in Ocean Wind JV HoldCo, LLC. The sale proceeds approximate PSEG’s carrying value of the investment and no material gain or loss is expected upon disposition. The sale is contingent upon finalization of a purchase and sale agreement with Ørsted and other closing conditions as well as any regulatory approval that may be required to close on the transaction. The sale is expected to close in the first half of 2023. PSEG has no further obligation to make any capital contributions to the project prior to closing on the transaction. PSEG is discussing with Ørsted terms pursuant to which it may continue to provide construction management and environmental permitting services for the onshore substations and transmission cable installation scope of the project.
Additionally, PSEG and Ørsted each owns 50% of Garden State Offshore Energy LLC (GSOE) which holds rights to an offshore wind lease area just south of New Jersey. PSEG is evaluating its options for the potential sale of its interest in GSOE.
In 2021-2022, PJM Interconnection, L.L.C. (PJM) conducted its first-ever public policy transmission solicitation to select transmission projects to support New Jersey’s planned offshore wind generation. Under PJM’s rules, New Jersey customers will pay for the costs of the selected public policy transmission projects. PSEG and Ørsted jointly submitted several proposals in response to the solicitation, including multi-spur options and an offshore network proposal. The BPU completed its review of offshore wind transmission in October 2022 and awarded several on-shore, though no offshore, solutions. PSE&G was awarded transmission upgrades.
In April 2023, the BPU issued an order requesting that PJM conduct a second public policy transmission solicitation process utilizing the State Agreement Approach for transmission projects to support New Jersey’s expanded offshore wind goal. This goal, announced in a September 2022 executive order issued by Governor Murphy, is to develop an additional 3.5 gigawatts (GWs) of offshore wind generation, to bring New Jersey’s overall goal to 11 GWs. The solicitation will seek to procure both onshore and offshore transmission solutions. PJM stated that the solicitation process is tentatively expected to commence in 2024.
Financial Results
The results for PSEG, PSE&G and PSEG Power & Other for the three months ended March 31, 2023 and 2022 are presented as follows:

	Three Months Ended
	March 31,
Earnings (Losses)	2023	2022
	Millions
PSE&G	$487	$509
PSEG Power & Other (A)	800	(511)
PSEG Net Income (Loss)	$1,287	$(2)

PSEG Net Income (Loss) Per Share (Diluted)	$2.58	$0.00

(A)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income (Loss) attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended
	March 31,
	2023	2022
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$25	$(46)
Non-Trading MTM Gains (Losses) (C)	$555	$(608)

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
(B)Net of tax (expense) benefit of $(17) million and $26 million for the three months ended March 31, 2023 and 2022, respectively.
(C)Net of tax (expense) benefit of $(217) million and $237 million for the three months ended March 31, 2023 and 2022, respectively.
Our Net Income for the three months ended March 31, 2023 as compared to the Net Loss in the comparable period in 2022 was driven primarily by
•MTM gains in 2023 as compared to MTM losses in 2022 due to changing energy prices,
•unrealized gains in 2023 as compared to unrealized losses in 2022 on equity securities in the NDT Fund, and
•higher earnings due to continued investments in T&D clause programs at PSE&G,
•partially offset by lower pension and other postretirement benefit (OPEB) credits in 2023.
Regulatory, Legislative and Other Developments
We closely monitor and engage with stakeholders on significant regulatory and legislative developments.
Wholesale Power Market Design
In February 2023, FERC issued an order accepting PJM’s proposal to recalculate the market clearing price for one particular capacity zone for the December 2022 Base Residual Auction. FERC also accepted PJM’s tariff revisions to allow it to implement similar changes in future auctions. A number of parties have sought rehearing of the FERC Order and we cannot predict the outcome.
Transmission Rate Proceedings and Return on Equity (ROE)
Under current FERC rules, PSE&G continues to earn a 50 basis point adder to its base ROE for our membership in PJM. FERC is considering whether to eliminate this adder and the outcome and timing of any decision is uncertain. If the adder was eliminated it would reduce PSE&G’s annual Net Income and annual cash inflows by approximately $30 million to $40 million.
New Jersey Stakeholder Proceedings
In February 2023, New Jersey Governor Murphy issued executive orders (EOs) that establish or accelerate previously established 2050 targets, for clean-sourced energy, building electrification, and EV adoption goals, with new target dates of 2030 or 2035, as applicable. The EOs direct the BPU and other state agencies to collaborate with stakeholders to develop plans, including the new 2024 EMP, to reach the targets and convene a stakeholder proceeding to develop a plan for gas distribution utilities to reach the target, previously established in a 2021 EO, of 50% natural gas emissions reductions over 2006 levels by 2030. Such proceeding is to consider competitive market mechanisms, including adoption of policies to minimize investment in new gas infrastructure, and alternative programs that could provide natural gas utilities with new revenue streams, such as conversion of existing pipeline infrastructure to provide decarbonized heating and cooling (e.g., district geothermal).
In February 2023, in addition to the stakeholder proceeding noted above, the BPU announced that it is commencing a stakeholder proceeding to review the current basic gas supply service (BGSS) structure and procedures and related competitive issues.

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
Nuclear
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period starting June 2022 at the same approximate $10 per megawatt hour (MWh) received during the prior ZEC period through May 2022. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per MWh generated in payments to selected nuclear plants (ZEC payment)). As previously noted, in August 2022, the IRA was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established the PTC for electricity generation using existing nuclear energy set to begin in 2024 through 2032. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts cap are subject to annual inflation adjustments. The U.S. Treasury is expected to clarify the definition of gross receipts prior to when the eligibility period begins in 2024. We are continuing to analyze the impact of the IRA on our nuclear units, including future guidance from the U.S. Treasury and the impact of PTCs on expected ZEC payments. See Item 1. Note 3. Early Plant Retirements/Asset Dispositions and Impairments for additional information.
Current Inflationary Environment
The current inflationary environment has prompted the Federal Reserve to tighten monetary policy resulting in higher interest rates, which have impacted financial markets, reducing the value of fixed income investments and created uncertainty about the future economic outlook weakening equity markets. These factors resulted in negative returns on our pension assets during 2022, which resulted in materially higher pension costs in 2023 and are expected to have impacts on future years. The higher interest rates translated into a higher discount rate for our pension obligations, which lowered our pension liability and positively affected our funded ratio, which remains strong.
In February 2023, PSE&G received an accounting order from the BPU authorizing PSE&G to modify its method for calculating the amortization of the net actuarial gain or loss component of pension expense for ratemaking purposes. This order mitigates some of the volatility in earnings and customer rates related to our pension trust performance, and is effective for calendar year 2023 and forward. As a result of this order, PSEG’s 2023 pension expense, net of amounts capitalized, was reduced by $59 million, resulting in a pension credit of $16 million.
Further, higher interest rates on borrowings will contribute to higher interest expense on variable rate debt and to long-term rates on future financing plans. As of March 31, 2023, PSEG had entered into floating-to-fixed interest rate swaps totaling $1.05 billion in order to reduce the volatility in interest expense for PSEG Parent’s $500 million variable rate term loan due May 2023 and a portion of PSEG Power’s $1.25 billion variable rate term loan due March 2025. In April 2023, PSEG entered into an additional $175 million floating-to-fixed interest rate swap on part of the remaining portion of PSEG Power’s term loan.
Inflation will also result in upward pressure on operating costs and capital spending.
Tax Legislation
Future federal and state tax legislation and clarification of existing legislation could have a material impact on our effective tax rate and cash tax position.
In April 2023, the U.S. Treasury issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting to determine the annual repair tax deduction for gas transmission and distribution property. The impact, if any, this may have on PSEG and PSE&G’s financial statements has not yet been determined.
The IRA enacted a new 15% corporate alternative minimum tax (CAMT), effective in 2023, a PTC for existing nuclear generation facilities and allows energy tax credits to be transferable. Many aspects of the IRA remain unclear and in need of further guidance; therefore, we continue to analyze the impact the IRA will have on PSEG’s and PSE&G’s results of operations, financial condition and cash flows.
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
In addition to the risks described elsewhere in this Form 10-Q and in our Form 10-K, for 2023 and beyond, the key issues and challenges we expect our business to confront include:
•regulatory and political uncertainty, both with regard to transmission planning and rates policy, the role of distribution utilities and decarbonization impacts, future energy policy, design of energy and capacity markets, and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,
•the current inflationary environment and associated volatility in the financial markets, including the impact on our pension fund performance and interest rates on our future financing plans,
•increases in commodity prices and customer rates, which may adversely affect customer collections and future regulatory proceedings,
•the increasing frequency, sophistication and magnitude of cybersecurity attacks against us and our respective vendors and business partners who may have our sensitive information and/or access to our environment, and the increasing frequency and magnitude of physical attacks on electric and gas infrastructure,
•future changes in federal and state tax laws or any other associated tax guidance, and
•the impact of changes in demand, natural gas and electricity prices, and expanded efforts to decarbonize several sectors of the economy.
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

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2023	2022	2023 vs. 2022
	Millions		Millions	%
Operating Revenues	$3,755	$2,313	$1,442	62
Energy Costs	1,082	1,245	(163)	(13)
Operation and Maintenance	743	794	(51)	(6)
Depreciation and Amortization	282	283	(1)	—
(Gains) Losses on Asset Dispositions and Impairments	—	43	(43)	N/A
Income from Equity Method Investments	1	4	(3)	(75)
Net Gains (Losses) on Trust Investments	46	(68)	114	N/A
Other Income (Deductions)	42	5	37	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	28	94	(66)	(70)
Interest Expense	180	137	43	31
Income Tax (Benefit) Expense	298	(152)	450	N/A

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2023	2022	2023 vs. 2022
	Millions		Millions	%
Operating Revenues	$2,293	$2,284	$9	—
Energy Costs	984	968	16	2
Operation and Maintenance	460	463	(3)	(1)
Depreciation and Amortization	244	241	3	1
Other Income (Deductions)	21	19	2	11
Net Non-Operating Pension and OPEB Credits (Costs)	28	70	(42)	(60)
Interest Expense	113	103	10	10
Income Tax Expense (Benefit)	54	89	(35)	(39)

Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022
Operating Revenues increased $9 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $55 million due primarily to

•Gas distribution revenues increased $12 million due primarily to increases of $33 million from Conservation Incentive Program (CIP) decoupling and $21 million in GSMP II collections, partially offset by $41 million due to lower sales volumes.
•Electric and Gas distribution revenues increased $27 million due to a decrease in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
•Transmission revenues were $23 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment.
•Electric distribution revenues decreased $7 million due primarily to lower sales volumes.
Commodity Revenues increased $10 million as a result of higher Electric revenues, partially offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic generation service (BGS) and BGSS to retail customers.
•Electric commodity revenues increased $23 million due primarily to higher BGS prices.
•Gas commodity revenues decreased $13 million due primarily to $74 million from lower BGSS sales volumes, partially offset by an increase of $61 million from higher BGSS prices.
Clause Revenues decreased $66 million due primarily to a $56 million net decrease in Tax Adjustment Credit (TAC) and Green Program Recovery Charge (GPRC) deferrals and lower SBC revenues of $12 million. The changes in TAC and GPRC deferral amounts and Societal Benefit Clause (SBC) revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals or on SBC revenue.
Other Operating Revenues increased $10 million due primarily to an increase from appliance services and a net increase from renewable energy credit (REC) programs. The changes in revenues from REC programs are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs increased $16 million. This is primarily offset by changes in Commodity Revenues and Other Operating Revenues.
Other Income (Deductions) increased $2 million due primarily to an increase in investment income.
Net Non-Operating Pension and OPEB Credits (Costs) decreased $42 million due primarily to a $20 million increase in interest cost, a $17 million decrease in the expected return on plan assets and a $15 million decrease in the amortization of net prior service credits, partially offset by a $10 million decrease in the amortization of the net actuarial loss.
Interest Expense increased $10 million due primarily to 2022 debt issuances.
Income Tax Expense decreased $35 million due primarily to lower pre-tax income and increased tax benefits from CEF program investments and flow-through items in 2023.

PSEG Power & Other

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2023	2022	2023 vs. 2022
	Millions		Millions	%
Operating Revenues	$2,027	$613	$1,414	N/A
Energy Costs	663	861	(198)	(23)
Operation and Maintenance	283	331	(48)	(15)
Depreciation and Amortization	38	42	(4)	(10)
Losses on Asset Dispositions and Impairments	—	43	(43)	N/A
Income from Equity Method Investments	1	4	(3)	(75)
Net Gains (Losses) on Trust Investments	46	(68)	114	N/A
Other Income (Deductions)	22	(14)	36	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	—	24	(24)	N/A
Interest Expense	(68)	(34)	(34)	N/A
Income Tax Expense (Benefit)	244	(241)	485	N/A

Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022
Operating Revenues increased $1,414 million due primarily to changes in generation and gas supply and other operating revenues.
Generation Revenues increased $1,427 million due primarily to
•a net increase of $1,640 million due to MTM gains in 2023 as compared to MTM losses in 2022. Of this amount, there was a $1,412 increase due to changes in forward prices in 2023 as compared to 2022 coupled with a $228 million increase due to higher gains on positions reclassified to realized upon settlement in 2023 as compared 2022,
•a net decrease of $97 million due primarily to volumes sold in the New England and New York regions in 2022 related to the fossil generating plants sold in February 2022, partially offset by higher average realized prices in 2023 in the PJM region,
•a net decrease of $55 million due primarily to lower volumes of electricity sold under the BGS contracts,
•a net decrease of $45 million in capacity revenue due primarily to the sale of the fossil generating plants coupled with lower capacity prices in the PJM region, partially offset by decreases in capacity expenses due to lower load volumes served, and
•a net decrease of $15 million in ancillary revenues due primarily to the sale of the fossil generating plants.
Gas Supply Revenues decreased $18 million due primarily to
•a net decrease of $33 million related to sales to third parties, primarily due to $57 million from lower sales prices, partially offset by $24 million from higher sales volumes, and
•a decrease of $23 million due primarily to higher MTM losses in 2023 as compared to 2022 primarily due to gains on positions reclassified to realized upon settlement,
•partially offset by a net increase of $38 million in sales under the BGSS contract due primarily to $125 million from higher prices, partially offset by $87 million due to lower sales volumes.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $198 million due to
Generation costs decreased $220 million due primarily to
•a net decrease of $181 million in fuel costs due primarily to the sale of the fossil generating plants,

•a net decrease of $14 million in energy purchases due primarily to lower REC requirements caused by decreases in load served in the PJM region, and
•a net decrease of $13 million in emission costs due to the sale of the fossil generating plants.
Gas costs increased $22 million due mainly to
•a net increase of $46 million related primarily to sales under the BGSS contract, of which $123 million was due to the higher average cost of gas, partially offset by $77 million due to lower send out volumes,
•partially offset by a net decrease of $24 million related to sales to third parties, of which $38 million was due to the lower average cost of gas, partially offset by $14 million due to higher volumes sold.
Operation and Maintenance decreased $48 million due primarily to the sale of the fossil generating plants in February 2022.
Losses on Asset Dispositions and Impairments reflects a $43 million impairment loss due to the sale of the fossil generating plants in February 2022. See Item 1. Note 3. Early Plant Retirements/Asset Dispositions and Impairments.
Net Gains (Losses) on Trust Investments increased $114 million due primarily to NDT investments with an increase of $112 million of net unrealized gains on equity securities as compared to 2022.
Other Income (Deductions) increased $36 million due primarily to purchases of net operating loss tax benefits under the New Jersey Technology Tax Benefit Transfer Program in 2022.
Non-Operating Pension and OPEB Credits (Costs) decreased $24 million due to a decrease in the expected return on plan assets, an increase in interest cost, a decrease in the amortization of the net prior service credit and an increase in the amortization of the net actuarial loss, partially offset by co-owner charges.
Interest Expense increased $34 million due primarily to the replacement of maturing debt in 2022 at the parent company at higher rates and the issuance of a variable rate term loan at PSEG Power in March 2022.
Income Tax Expense (Benefit) increased $485 million due primarily to higher pre-tax income in 2023, partially offset by the tax benefit on the sale of one of Energy Holdings’ domestic energy generating facilities in 2023.

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
For the three months ended March 31, 2023, our operating cash flow increased $1,365 million as compared to the same period in 2022. The net increase was primarily due to an inflow of $794 million in net cash collateral postings in 2023 as compared to a $683 million outflow in 2022 at PSEG Power and tax refunds in 2023, partially offset by a net change at PSE&G, as discussed below.
PSE&G
PSE&G’s operating cash flow decreased $358 million from $736 million to $378 million for the three months ended March 31, 2023, as compared to the same period in 2022. The decrease was due primarily to lower cash collateral postings received from BGS suppliers, and an increase in vendor and electric energy payments, partially offset by a decrease in net accounts receivable due to improved collections following the delays from COVID-19 moratoriums and a net decrease in regulatory deferrals.
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
During the second half of 2021 and continuing into 2023, forward energy prices have demonstrated considerable price volatility. This has led to significant variations in our collateral requirements. As of March 31, 2023, net cash collateral postings were approximately $727 million. While currently off their highs experienced during 2022, collateral postings could remain volatile in 2023. However, as historical lower-priced trades continue to settle through 2024, collateral is expected to be returned as we satisfy our obligations under those contracts.
In January 2023, PSEG repaid $750 million of the $1.5 billion 364-day variable rate term loan that was issued in April 2022 and in April 2023 the remaining $750 million matured. In May 2022, PSEG entered into a 364-day variable rate term loan agreement for $500 million that will mature in May 2023. In April 2023, PSEG entered into a new 364-day variable rate term loan agreement for $750 million. These term loans are not included in the credit facility amounts presented in the following table.
Our total committed credit facilities and available liquidity as of March 31, 2023 were as follows:

Company/Facility	As of March 31, 2023
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$2	$1,498
PSE&G	1,000	18	982
PSEG Power	1,650	199	1,451
Total	$4,150	$219	$3,931

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of March 31, 2023, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12 month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $724 million and $878 million as of March 31, 2023 and December 31, 2022, respectively.
For additional information, see Item 1. Note 11. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,
•PSEG has $750 million of 0.84% Senior Notes maturing in November 2023,
•PSE&G has $500 million of 2.38% Medium-Term Notes Series I, due May 2023,
•PSE&G has $325 million of 3.25% Medium-Term Notes Series M, due September 2023, and
•PSE&G has $250 million of 3.75% Medium-Term Notes Series I, due March 2024.
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
For additional information see Item 1. Note 11. Debt and Credit Facilities.
NDT Fund Obligation
The NRC requires a biennial filing of the NDT fund balances against the decommissioning liability estimate. Any funding shortfalls are required to be cured prior to the next NDT reporting period. The current market downturn associated with inflation and rising interest rates is not currently expected to result in any supplemental required funding of the NDT Fund.
Common Stock Dividends
On April 18, 2023, PSEG’s Board of Directors approved a $0.57 per share common stock dividend for the second quarter of 2023. This reflects an indicative annual dividend rate of $2.28 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 17. Earnings Per Share (EPS) and Dividends.
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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our 2022 Form 10-K.
PSE&G
During the three months ended March 31, 2023, PSE&G made capital expenditures of $676 million, primarily for T&D system reliability. This does not include expenditures for EE and EV programs of approximately $87 million and cost of removal, net of salvage, of $41 million, which are included in operating cash flows.
PSEG Power & Other
During the three months ended March 31, 2023, PSEG Power & Other made capital expenditures of $33 million, excluding $30 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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
From January through March 2023, MTM VaR varied between a low of $61 million and a high of $127 million at the 95% confidence level. The range of VaR was narrower for the three months ended March 31, 2023 as compared with the year ended December 31, 2022.

	MTM VaR
	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$62	$122
Average for the Period	$81	$152
High	$127	$365
Low	$61	$70
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$98	$191
Average for the Period	$127	$239
High	$198	$572
Low	$95	$110

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
Internal Controls
PSEG and PSE&G
There have been no changes in internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the Form 10-K, see Part I, Item 1. Note 10. Commitments and Contingent Liabilities in this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our Form 10-K which describes various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. We expect that the risks and uncertainties described in this Form 10-Q and our Form 10-K will be further adversely impacted by the coronavirus pandemic and any related, sustained economic downturn which could extend beyond the duration of the pandemic.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From time to time, PSEG may repurchase shares to satisfy obligations under equity compensation awards and repurchase shares to satisfy purchases by employees under the Employee Stock Purchase Plan (ESPP).
In December 2022, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to be issued in 2023 and the repurchase of shares to satisfy purchases by employees under the ESPP during 2023. The following table indicates our common share repurchases in the open market during the first quarter of 2023. There are no remaining shares available for repurchase under the plan.

Three Months Ended March 31, 2023	Total Number of Shares Purchased	Average Price Paid per Share

January 1 - January 31	410,000	$61.99
February 1 - February 28	—	—
March 1 - March 31	—	—

ITEM 5. OTHER INFORMATION
Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K.
Human Capital Management
Labor Relations
December 31, 2022 Form 10-K page 9. In March 2023, in advance of 2023 contract expirations, negotiations with all five unions representing New Jersey workers resulted in ratification of new four-year collective bargaining agreements effective in the second quarter 2023.
Federal Regulation
Capacity Market Issues
December 31, 2022 Form 10-K page 11. PJM’s most recent base residual auction was held in December 2022. In an order issued in February 2023, FERC allowed PJM to recalculate the clearing price in one particular capacity zone for that auction and also accepted tariff changes that will permit PJM to implement similar changes in future auctions. PJM has recently filed at FERC seeking approval to delay the upcoming June 2023 base residual auction for the 2025/2026 Delivery Year, as well as future auctions, while it considers changes to its capacity markets.
Compliance—Reliability Standards
December 31, 2022 Form 10-K page 11. As a result of physical attacks in 2022 to electric infrastructure, the North American Electric Reliability Corporation (NERC) is studying whether the Critical Infrastructure Protection standard governing physical security should be revised. Additionally, FERC, NERC, and NERC’s Regional Entities announced a joint inquiry into the operation of the Bulk Power System (BPS) during Winter Storm Elliott that struck in late 2022 and caused power outages for millions and significantly strained the BPS in certain regions of the country. We will comply with any information requests that we may receive as part of this joint inquiry. Relatedly, in February 2023, FERC approved additional reliability standards governing extreme cold weather preparedness and operations, which will go into effect in 2024. We continue to analyze these new standards.
State Regulation
New Jersey EMP and Future of Gas Stakeholder Proceeding
December 31, 2022 Form 10-K page 12. In January 2023, the New Jersey governor’s office announced the commencement of planning for the development of a new EMP for release in 2024 to update and expand upon the existing EMP and consider recent state and federal policies and how federal funding can provide additional support for advancement of critical clean energy policies. Subsequently, in February 2023, Governor Murphy issued three EOs regarding clean energy, electrification, and gas emissions targets, including accelerated goals for building and vehicle electrification to be included in the development of the 2024 EMP. One of those orders directs the BPU to immediately convene a stakeholder process on the future of gas to develop a plan to meet the State’s current EMP goal to reduce emissions by 50% versus 2006 levels by 2030. In March 2023, the BPU opened a stakeholder proceeding to implement such EO but has not yet indicated a schedule or format for the proceeding. We anticipate that this proceeding will consider the continued provision by natural gas utilities of critical services and well-paying jobs to New Jersey residents and businesses, new revenue streams for natural gas utilities (e.g., conversion of existing facilities to district geothermal), and how to minimize investment in new natural gas infrastructure to avoid potential stranded assets. We cannot predict the impact on our business or results of operations from the EMP, the Future of Gas proceeding, or any laws, rules, or regulations promulgated as a result thereof, particularly as they may relate to PSEG Power’s nuclear energy generating stations and PSE&G’s electric transmission and gas distribution assets.
Stakeholder Proceeding on Gas Competition, BGSS
In February 2023, the BPU announced that it would open a new docket to conduct a stakeholder proceeding regarding gas supply issues previously raised by competitive gas suppliers, including third party suppliers’ participation in New Jersey gas distribution companies’ annual BGSS filings, and other aspects of the existing BGSS construct.
Energy Efficiency, Triennial Review
In March 2023, the BPU announced the issuance of a series of stakeholder meetings and request for comment in advance of the issuance of its Energy Efficiency Framework Order for the second program cycle to be implemented pursuant to the New Jersey Clean Energy Act of 2018. The Framework Order is expected to be issued on or before July 1, 2023 and is expected to set forth the energy savings targets and program requirements for the second program cycle.

BGS Process
December 31, 2022 Form 10-K page 13. In March 2023, PSE&G filed a petition for the BPU’s approval of a BGS time-of-use rate solution for residential EV charging, which remains pending. PSE&G is participating in a working group led by BPU Staff to consider proposals for a commercial direct current, fast-charging rate solution for inclusion in the June 1, 2023 joint electric distribution company (EDC) BGS filing.
Grid Modernization
December 31, 2022 Form 10-K page 13. The BPU is currently considering revising its interconnection rules to speed up the interconnection of renewable resources to the distribution grid. The BPU will commence a rulemaking proceeding this year. We cannot predict the impact on our business or results of operations from this Grid Modernization plan or any resultant promulgation of laws, rules or regulations, particularly as they may relate to PSE&G’s electric distribution assets.
New Jersey Solar Initiatives
December 31, 2022 Form 10-K page 13. In 2019, the BPU established a “Community Solar Energy Pilot Program,” permitting customers to participate in solar energy projects remotely located from their properties, and allowing for bill credits related to that participation. In March 2023, the BPU Staff issued a straw proposal regarding a permanent Community Solar Energy Program, seeking input on issues, including eligibility requirements, registration processes, the implementation of consolidated billing for the benefit of project developers and participants, and development of a cost recovery mechanism for the EDCs.

Environmental Matters
Environmental Justice (EJ)
December 31, 2022 Form 10-K page 16. The New Jersey Department of Environmental Protection (NJDEP) has finalized its EJ regulations. The regulations supersede a previously issued EJ administrative order and require review of potential EJ impacts from a wide variety of environmental permit applications at certain designated facilities. The NJDEP may impose permit conditions or deny permits if the impacts cannot be satisfactorily mitigated. The impact of these regulations is being evaluated for both PSE&G and PSEG Power and the outcome cannot be determined at this time.

ITEM 6.EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10.1:	Retention Award for Daniel J. Cregg dated April 17, 2023
Exhibit 31:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 10.1:	Retention Award for Daniel J. Cregg dated April 17, 2023
Exhibit 31.2:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: May 2, 2023

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
Date: May 2, 2023