Form 10-Q
period 2023-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2023-08-01
CIK 788784, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
(Cover continued on next page)

(Cover continued from previous page)
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 17, 2023, Public Service Enterprise Group Incorporated had outstanding 499,111,056 shares of its sole class of Common Stock, without par value.
As of July 17, 2023, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this report about our and our subsidiaries’ future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in filings we make with the United States Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K and subsequent reports on Form 10-Q and Form 8-K. These factors include, but are not limited to:
•any inability to successfully develop, obtain regulatory approval for, or construct transmission and distribution, and our nuclear generation projects;
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
OPERATING REVENUES	$2,421	$2,076	$6,176	$4,389
OPERATING EXPENSES
Energy Costs	604	765	1,686	2,010
Operation and Maintenance	744	751	1,487	1,545
Depreciation and Amortization	279	269	561	552
(Gains) Losses on Asset Dispositions and Impairments	—	(5)	—	38
Total Operating Expenses	1,627	1,780	3,734	4,145
OPERATING INCOME	794	296	2,442	244
Income from Equity Method Investments	—	7	1	11
Net Gains (Losses) on Trust Investments	57	(187)	103	(255)
Other Income (Deductions)	49	38	91	43
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	29	94	57	188
Interest Expense	(185)	(150)	(365)	(287)
INCOME (LOSS) BEFORE INCOME TAXES	744	98	2,329	(56)
Income Tax (Expense) Benefit	(153)	33	(451)	185
NET INCOME	$591	$131	$1,878	$129
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	497	497	497	499
DILUTED	500	500	500	502
NET INCOME PER SHARE:
BASIC	$1.19	$0.26	$3.78	$0.26
DILUTED	$1.18	$0.26	$3.76	$0.26

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET INCOME	$591	$131	$1,878	$129
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $6, $30, $(11) and $69 for the three and six months ended 2023 and 2022, respectively	(8)	(46)	18	(107)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(5), $(1), $(4) and $(1) for the three and six months ended 2023 and 2022, respectively	11	—	10	1
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $0, $(3) and $0 for the three and six months ended 2023 and 2022, respectively	4	1	7	1
Other Comprehensive Income (Loss), net of tax	7	(45)	35	(105)
COMPREHENSIVE INCOME	$598	$86	$1,913	$24

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$547	$465
Accounts Receivable, net of allowance of $290 in 2023 and $323 in 2022	1,422	1,944
Tax Receivable	8	79
Unbilled Revenues, net of allowance of $4 in 2023 and $16 in 2022	190	322
Fuel	200	420
Materials and Supplies, net	645	540
Prepayments	365	93
Derivative Contracts	91	18
Regulatory Assets	358	369
Assets Held for Sale	—	20
Other	37	33
Total Current Assets	3,863	4,303
PROPERTY, PLANT AND EQUIPMENT	47,193	45,924
Less: Accumulated Depreciation and Amortization	(10,333)	(9,982)
Net Property, Plant and Equipment	36,860	35,942
NONCURRENT ASSETS
Regulatory Assets	4,813	4,404
Operating Lease Right-of-Use Assets	170	176
Long-Term Investments	302	624
Nuclear Decommissioning Trust (NDT) Fund	2,383	2,230
Long-Term Tax Receivable	—	5
Long-Term Receivable of Variable Interest Entity (VIE)	562	551
Rabbi Trust Fund	185	183
Intangibles	14	14
Derivative Contracts	62	15
Other	291	271
Total Noncurrent Assets	8,782	8,473
TOTAL ASSETS	$49,505	$48,718

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2023	December 31, 2022
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$2,075	$1,575
Commercial Paper and Loans	1,197	2,200
Accounts Payable	1,050	1,271
Derivative Contracts	66	124
Accrued Interest	141	134
Accrued Taxes	11	12
Clean Energy Program	229	145
Obligation to Return Cash Collateral	92	290
Regulatory Liabilities	339	384
Other	550	545
Total Current Liabilities	5,750	6,680
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,345	5,725
Regulatory Liabilities	2,157	2,240
Operating Leases	166	169
Asset Retirement Obligations	1,525	1,499
OPEB Costs	400	410
OPEB Costs of Servco	466	455
Accrued Pension Costs	691	705
Accrued Pension Costs of Servco	81	82
Environmental Costs	219	231
Derivative Contracts	8	33
Long-Term Accrued Taxes	57	66
Other	193	199
Total Noncurrent Liabilities	12,308	11,814
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	16,394	16,495
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2023 and 2022—534 shares	5,054	5,065
Treasury Stock, at cost, 2023 and 2022—37 shares	(1,386)	(1,377)
Retained Earnings	11,900	10,591
Accumulated Other Comprehensive Loss	(515)	(550)
Total Stockholders’ Equity	15,053	13,729
Total Capitalization	31,447	30,224
TOTAL LIABILITIES AND CAPITALIZATION	$49,505	$48,718

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions (Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,878	$129
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	561	552
Amortization of Nuclear Fuel	94	93
Losses on Asset Dispositions and Impairments	—	38
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	5	40
Provision for Deferred Income Taxes and ITC	377	(379)
Non-Cash Employee Benefit Plan (Credits) Costs	19	(120)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(1,066)	951
Cost of Removal	(82)	(63)
Net Change in Regulatory Assets and Liabilities	(189)	(188)
Net (Gains) Losses and (Income) Expense from NDT Fund	(132)	222
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	71	1
Accrued Taxes	(3)	(98)
Prepayments	(270)	(199)
Cash Collateral	1,095	(1,244)
Obligation to Return Cash Collateral	(198)	552
Other Current Assets and Liabilities	283	130
Employee Benefit Plan Funding and Related Payments	(21)	(16)
Other	(13)	(45)
Net Cash Provided By (Used In) Operating Activities	2,409	356
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,444)	(1,291)
Proceeds from Sales of Trust Investments	721	862
Purchases of Trust Investments	(742)	(876)
Proceeds from Sales of Equity Method Investments	290	—
Proceeds from Sales of Long-Lived Assets	20	1,890
Other	36	(54)
Net Cash Provided By (Used In) Investing Activities	(1,119)	531
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	247	(956)
Proceeds from Short-Term Loans	750	2,000
Payment of Short-Term Loans	(2,000)	(1,250)
Issuance of Long-Term Debt	900	1,750
Payment of Long-Term Debt	(500)	—
Payments for Share Repurchase Program	—	(500)
Cash Dividends Paid on Common Stock	(569)	(541)
Other	(32)	(7)
Net Cash Provided By (Used In) Financing Activities	(1,204)	496
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	86	1,383
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	511	863
Cash, Cash Equivalents and Restricted Cash at End of Period	$597	$2,246
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$63	$325
Interest Paid, Net of Amounts Capitalized	$347	$276
Accrued Property, Plant and Equipment Expenditures	$413	$381

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of March 31, 2023	534	$5,045	(37)	$(1,391)	$11,594	$(522)	$14,726
Net Income	—	—	—	—	591	—	591
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	7	7
Comprehensive Income							598
Cash Dividends at $0.57 per share on Common Stock	—	—	—	—	(285)	—	(285)
Other	—	9	—	5	—	—	14
Balance as of June 30, 2023	534	$5,054	(37)	$(1,386)	$11,900	$(515)	$15,053

Balance as of March 31, 2022	534	$4,978	(37)	$(1,336)	$10,366	$(410)	$13,598
Net Income	—	—	—	—	131	—	131
Other Comprehensive Income (Loss), net of tax (expense) benefit of $29	—	—	—	—	—	(45)	(45)
Comprehensive Income							86
Cash Dividends at $0.54 per share on Common Stock	—	—	—	—	(270)	—	(270)
Payments for Share Repurchase Program	—	50	—	(50)	—	—	—
Other	—	10	—	4	—	—	14
Balance as of June 30, 2022	534	$5,038	(37)	$(1,382)	$10,227	$(455)	$13,428

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2022	534	$5,065	(37)	$(1,377)	$10,591	$(550)	$13,729
Net Income	—	—	—	—	1,878	—	1,878
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(18)	—	—	—	—	—	35	35
Comprehensive Income							1,913
Cash Dividends at $1.14 per share on Common Stock	—	—	—	—	(569)	—	(569)
Other	—	(11)	—	(9)	—	—	(20)
Balance as of June 30, 2023	534	$5,054	(37)	$(1,386)	$11,900	$(515)	$15,053

Balance as of December 31, 2021	534	$5,045	(30)	$(896)	$10,639	$(350)	$14,438
Net Income	—	—	—	—	129	—	129
Other Comprehensive Income (Loss), net of tax (expense) benefit of $68	—	—	—	—	—	(105)	(105)
Comprehensive Income							24
Cash Dividends at $1.08 per share on Common Stock	—	—	—	—	(541)	—	(541)
Payments for Share Repurchase Program	—	—	(7)	(500)	—	—	(500)
Other	—	(7)	—	14	—	—	7
Balance as of June 30, 2022	534	$5,038	(37)	$(1,382)	$10,227	$(455)	$13,428

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
OPERATING REVENUES	$1,662	$1,668	$3,955	$3,952
OPERATING EXPENSES
Energy Costs	551	630	1,535	1,598
Operation and Maintenance	429	434	889	897
Depreciation and Amortization	240	227	484	468
Total Operating Expenses	1,220	1,291	2,908	2,963
OPERATING INCOME	442	377	1,047	989
Net Gains (Losses) on Trust Investments	—	(2)	—	(2)
Other Income (Deductions)	23	22	44	41
Net Non-Operating Pension and OPEB Credits (Costs)	28	71	56	141
Interest Expense	(123)	(107)	(236)	(210)
INCOME BEFORE INCOME TAXES	370	361	911	959
Income Tax Expense	(34)	(56)	(88)	(145)
NET INCOME	$336	$305	$823	$814

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET INCOME	$336	$305	$823	$814
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $1, $0 and $2 for the three and six months ended 2023 and 2022, respectively	—	(1)	1	(4)
COMPREHENSIVE INCOME	$336	$304	$824	$810

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$126	$220
Accounts Receivable, net of allowance of $290 in 2023 and $323 in 2022	976	1,075
Unbilled Revenues, net of allowance of $4 in 2023 and $16 in 2022	190	322
Materials and Supplies, net	405	307
Prepayments	235	7
Regulatory Assets	358	369
Other	37	32
Total Current Assets	2,327	2,332
PROPERTY, PLANT AND EQUIPMENT	42,272	41,045
Less: Accumulated Depreciation and Amortization	(8,449)	(8,215)
Net Property, Plant and Equipment	33,823	32,830
NONCURRENT ASSETS
Regulatory Assets	4,813	4,404
Operating Lease Right-of-Use Assets	85	86
Long-Term Investments	132	143
Rabbi Trust Fund	33	32
Other	134	133
Total Noncurrent Assets	5,197	4,798
TOTAL ASSETS	$41,347	$39,960

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2023	December 31, 2022
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$575	$825
Commercial Paper and Loans	298	—
Accounts Payable	695	703
Accounts Payable—Affiliated Companies	296	485
Accrued Interest	122	113
Clean Energy Program	229	145
Obligation to Return Cash Collateral	92	290
Regulatory Liabilities	339	384
Other	450	416
Total Current Liabilities	3,096	3,361
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	5,638	5,348
Regulatory Liabilities	2,157	2,240
Operating Leases	76	77
Asset Retirement Obligations	384	384
OPEB Costs	246	255
Accrued Pension Costs	392	397
Environmental Costs	162	173
Long-Term Accrued Taxes	8	9
Other	165	163
Total Noncurrent Liabilities	9,228	9,046
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	12,517	11,871
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2023 and 2022—132 shares	892	892
Contributed Capital	1,170	1,170
Basis Adjustment	986	986
Retained Earnings	13,462	12,639
Accumulated Other Comprehensive Income (Loss)	(4)	(5)
Total Stockholder’s Equity	16,506	15,682
Total Capitalization	29,023	27,553
TOTAL LIABILITIES AND CAPITALIZATION	$41,347	$39,960

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$823	$814
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	484	468
Provision for Deferred Income Taxes and ITC	65	80
Non-Cash Employee Benefit Plan (Credits) Costs	7	(90)
Cost of Removal	(82)	(63)
Net Change in Regulatory Assets and Liabilities	(189)	(188)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	229	11
Materials and Supplies	(97)	(27)
Prepayments	(228)	(201)
Accounts Payable	(67)	71
Accounts Receivable/Payable—Affiliated Companies, net	(189)	(133)
Obligation to Return Cash Collateral	(198)	552
Other Current Assets and Liabilities	40	52
Employee Benefit Plan Funding and Related Payments	(11)	(8)
Other	(44)	(26)
Net Cash Provided By (Used In) Operating Activities	543	1,312
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,336)	(1,171)
Proceeds from Sales of Trust Investments	3	9
Purchases of Trust Investments	(2)	(8)
Solar Loan Investments	11	13
Other	1	3
Net Cash Provided By (Used In) Investing Activities	(1,323)	(1,154)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	298	—
Issuance of Long-Term Debt	900	500
Redemption of Long-Term Debt	(500)	—
Other	(8)	(5)
Net Cash Provided By (Used In) Financing Activities	690	495
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(90)	653
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	266	339
Cash, Cash Equivalents and Restricted Cash at End of Period	$176	$992
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$65	$104
Interest Paid, Net of Amounts Capitalized	$218	$200
Accrued Property, Plant and Equipment Expenditures	$390	$349

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of March 31, 2023	$892	$1,170	$986	$13,126	$(4)	$16,170
Net Income	—	—	—	336	—	336
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						336
Balance as of June 30, 2023	$892	$1,170	$986	$13,462	$(4)	$16,506

Balance as of March 31, 2022	$892	$1,170	$986	$12,033	$(2)	$15,079
Net Income	—	—	—	305	—	305
Other Comprehensive Income (Loss), net of tax (expense) benefit of $1	—	—	—	—	(1)	(1)
Comprehensive Income						304
Balance as of June 30, 2022	$892	$1,170	$986	$12,338	$(3)	$15,383

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2022	$892	$1,170	$986	$12,639	$(5)	$15,682
Net Income	—	—	—	823	—	823
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	1	1
Comprehensive Income						824
Balance as of June 30, 2023	$892	$1,170	$986	$13,462	$(4)	$16,506

Balance as of December 31, 2021	$892	$1,170	$986	$11,524	$1	$14,573
Net Income	—	—	—	814	—	814
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	—	(4)	(4)
Comprehensive Income						810
Balance as of June 30, 2022	$892	$1,170	$986	$12,338	$(3)	$15,383

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
PSEG’s other direct wholly owned subsidiaries are: PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily holds lease investments; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) electric transmission and distribution (T&D) system under an Operations Services Agreement (OSA); and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
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
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2022) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of December 31, 2022
Cash and Cash Equivalents	$220	$245	$465
Restricted Cash in Other Current Assets	27	—	27
Restricted Cash in Other Noncurrent Assets	19	—	19
Cash, Cash Equivalents and Restricted Cash	$266	$245	$511

As of June 30, 2023
Cash and Cash Equivalents	$126	$421	$547
Restricted Cash in Other Current Assets	30	—	30
Restricted Cash in Other Noncurrent Assets	20	—	20
Cash, Cash Equivalents and Restricted Cash	$176	$421	$597

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
PSEG Power & Other
Revenues from Contracts with Customers
Electricity and Related Products—PSEG Power owns generation solely within PJM Interconnection, L.L.C. (PJM), which facilitates the dispatch of energy and energy-related products. Prior to the sale of the fossil generation assets in 2022, PSEG Power also had significant sales in the New York Independent System Operator (NYISO) and the New England Independent System Operator (ISO-NE) regions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In December 2022, PJM called its first ISO-wide Maximum Generation Emergency Action, which triggered a Performance Assessment Interval (PAI) event. During the PAI, PSEG Power’s Salem 2 nuclear plant incurred penalties due to an unplanned outage during the second day of the event. Our remaining nuclear plants earned bonus payments during the entire event. Additional revenue has been recorded in 2023 upon clarification from the ISO on expected bonus payments and receipts to date. The estimated impact of Salem 2’s penalties and bonuses earned by the other units was not material to PSEG’s financial results in 2022 or 2023.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2023
Revenues from Contracts with Customers
Electric Distribution	$784	$—	$—	$784
Gas Distribution	274	—	—	274
Transmission	447	—	—	447
Electricity and Related Product Sales
PJM
Third-Party Sales	—	211	—	211
Sales to Affiliates	—	27	(27)	—
NYISO	—	—	—	—
ISO-NE	—	3	—	3
Gas Sales
Third-Party Sales	—	26	—	26
Sales to Affiliates	—	115	(115)	—
Other Revenues from Contracts with Customers (B)	94	153	(1)	246
Total Revenues from Contracts with Customers	1,599	535	(143)	1,991
Revenues Unrelated to Contracts with Customers (C)	63	367	—	430
Total Operating Revenues	$1,662	$902	$(143)	$2,421

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2023
Revenues from Contracts with Customers
Electric Distribution	$1,514	$—	$—	$1,514
Gas Distribution	1,233	—	—	1,233
Transmission	872	—	—	872
Electricity and Related Product Sales
PJM
Third-Party Sales	—	487	—	487
Sales to Affiliates	—	58	(58)	—
NYISO	—	—	—	—
ISO-NE	—	6	—	6
Gas Sales
Third-Party Sales	—	112	—	112
Sales to Affiliates	—	648	(648)	—
Other Revenues from Contracts with Customers (B)	172	306	(2)	476
Total Revenues from Contracts with Customers	3,791	1,617	(708)	4,700
Revenues Unrelated to Contracts with Customers (C)	164	1,312	—	1,476
Total Operating Revenues	$3,955	$2,929	$(708)	$6,176

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2022
Revenues from Contracts with Customers
Electric Distribution	$836	$—	$—	$836
Gas Distribution	317	—	—	317
Transmission	396	—	—	396
Electricity and Related Product Sales
PJM
Third-Party Sales	—	475	—	475
Sales to Affiliates	—	35	(35)	—
NYISO	—	—	—	—
ISO-NE	—	3	—	3
Gas Sales
Third-Party Sales	—	77	—	77
Sales to Affiliates	—	202	(202)	—
Other Revenues from Contracts with Customers (B)	94	150	—	244
Total Revenues from Contracts with Customers	1,643	942	(237)	2,348
Revenues Unrelated to Contracts with Customers (C)	25	(297)	—	(272)
Total Operating Revenues	$1,668	$645	$(237)	$2,076

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2022
Revenues from Contracts with Customers
Electric Distribution	$1,556	$—	$—	$1,556
Gas Distribution	1,364	—	(1)	1,363
Transmission	788	—	—	788
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,057	—	1,057
Sales to Affiliates	—	91	(91)	—
NYISO	—	88	—	88
ISO-NE	—	89	—	89
Gas Sales
Third-Party Sales	—	213	—	213
Sales to Affiliates	—	728	(728)	—
Other Revenues from Contracts with Customers (B)	179	296	(1)	474
Total Revenues from Contracts with Customers	3,887	2,562	(821)	5,628
Revenues Unrelated to Contracts with Customers (C)	65	(1,304)	—	(1,239)
Total Operating Revenues	$3,952	$1,258	$(821)	$4,389

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of June 30, 2023 and December 31, 2022. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 20% of accounts receivable (including unbilled revenues) as of June 30, 2023 and December 31, 2022.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported on the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the COVID-19 pandemic on the outstanding balances as of June 30, 2023. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. As of June 30, 2023, PSE&G had a deferred balance of $137 million from electric bad debts recorded as a Regulatory Asset. In addition, as of June 30, 2023, PSE&G had deferred incremental gas bad debt expense of $68 million as a Regulatory Asset for future regulatory recovery due to the impact of the coronavirus pandemic. See Note 5. Rate Filings for additional information.
The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months and six months ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023
Millions
Balance as of March 31, 2023	$319
Utility Customer and Other Accounts
Provision	15
Write-offs, net of Recoveries of $6 million	(40)
Balance as of June 30, 2023	$294

Six Months Ended June 30, 2023
Millions
Balance as of January 1, 2023	$339
Utility Customer and Other Accounts
Provision	24
Write-offs, net of Recoveries of $13 million	(69)
Balance as of June 30, 2023	$294

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

PSEG Power & Other
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of June 30, 2023 and December 31, 2022.
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
PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs, wholesale load contracts and capacity sales which are executed in the different ISO regions, and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of June 30, 2023 or December 31, 2022. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
PSEG LI did not have any material contract balances as of June 30, 2023 and December 31, 2022.
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

Delivery Year	$ per MW-Day	MW Cleared
June 2023 to May 2024	$50	3,700
June 2024 to May 2025	$55	3,500

Capacity transactions with the PJM Regional Transmission Organization are reported on a net basis dependent on PSEG

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power’s monthly net sale or purchase position.
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $27 million.
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
Non-Nuclear
In May 2023, PSEG sold its 25% equity interest in Ocean Wind JV HoldCo, LLC. The sale proceeds approximated PSEG’s carrying value of the investment; therefore, no material gain or loss was recognized upon disposition.
In May 2023, PSEG Power entered into an agreement to sell its 50% ownership interest in Kalaeloa. The sale of PSEG Power’s limited and general partnership ownership interests closed in May and July 2023, respectively. The sale proceeds approximated PSEG Power's carrying value of the investment; therefore, no material gain or loss was recognized upon disposition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2023, Energy Holdings completed the sale of one of its domestic energy generating facilities and recorded an immaterial pre-tax gain.
In February 2022, PSEG completed the sale of its fossil generating portfolio. As defined in each agreement, adjustments were required as a result of purchase price and working capital adjustments, including an adjustment for positive or negative cash flow of the fossil generating assets based on actual performance starting after December 31, 2021 through the respective closing dates. As a result, in 2022 PSEG Power recorded a pre-tax impairment of approximately $43 million.
PSEG Power has retained ownership of certain assets and liabilities excluded from the transactions primarily related to obligations under certain environmental regulations, including possible remediation obligations under the New Jersey Industrial Site Recovery Act (ISRA) and the Connecticut Transfer Act (CTA). The amounts for any such environmental remediation are not currently estimable, but will likely be material.

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $129 million for each of the three months ended June 30, 2023 and 2022 and $257 million and $252 million for the six months ended June 30, 2023 and 2022, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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
In June 2023, PSE&G made its annual BGSS filing with the BPU requesting a decrease to its BGSS rate to approximately 40 cents per therm, effective October 1, 2023. This matter is pending.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2023, the BPU provisionally approved PSE&G's updated annual electric CIP petition to recover approximately $72 million of deficient electric revenues over two years that resulted from the 12-month period ended May 31, 2023, with new rates effective June 1, 2023.
In June 2023, PSE&G filed a gas CIP recovery petition seeking BPU approval to recover estimated deficient gas revenues of approximately $99 million for the 12-month period ending September 30, 2023, and an additional $11 million carryover underrecovery from the prior CIP period for a total request of $110 million. The revenue deficiency is the result of lower actual and estimated revenues as compared to a baseline established in PSE&G’s most recent distribution base rate proceeding. New rates are proposed to be effective October 1, 2023 and PSE&G expects to recover its deficiency over a one year period. This matter is pending.
COVID-19 Deferral—In May and June 2023, the BPU issued two Orders to all public utilities in New Jersey that stipulated a filing deadline for recovery of COVID-19 Regulatory Asset balances, and set forth certain filing requirements primarily related to recovery proposals to be included by each utility in their COVID-19 filings.
In July 2023, PSE&G filed a petition with the BPU in compliance with those Orders requesting recovery of its incremental costs associated with the COVID-19 pandemic. This matter is pending.
As of June 30, 2023, PSE&G has deferred approximately $131 million as a Regulatory Asset for its net incremental costs, including $68 million for incremental gas bad debt expense associated with customer accounts receivable. PSE&G expects its COVID-19 Regulatory Asset balance is probable of recovery under the BPU orders.
Energy Strong II—In April 2023, the BPU approved PSE&G’s updated filing for annual electric and gas revenue increases of $16 million and $4 million, respectively, effective May 1, 2023. These increases represent the return on and of Energy Strong II investments placed in service through January 2023.
In May 2023, PSE&G filed a petition seeking BPU approval to recover an annualized increase in electric revenue requirement of approximately $15 million associated with capitalized electric investment costs of the Energy Strong II program. This increase represents the return on and of actual and forecasted investments through July 31, 2023. This matter is pending.
Gas System Modernization Program II (GSMP II)—In May 2023, the BPU approved PSE&G’s updated GSMP II cost recovery filing to recover an annual gas revenue increase of approximately $11 million effective June 1, 2023. This increase represents the return on and of GSMP II investments placed in service through February 2023.
Green Program Recovery Charges (GPRC)—In May 2023, the BPU approved PSE&G’s 2022 updated GPRC filing for annual electric and gas revenue increases of $87 million and $5 million, respectively, with new rates effective June 1, 2023.
Additionally in May 2023, the BPU approved PSE&G’s petition to increase its Clean Energy Future-EE sub program investment (a component of GPRC) by $280 million and approved a nine-month extension to make investments.
In June 2023, PSE&G filed its 2023 GPRC cost recovery petition requesting BPU approval for recovery of increases of $38 million and $20 million in annual electric and gas revenues, respectively. This matter is pending.
Pension—In February 2023, the BPU approved an accounting order authorizing PSE&G to modify its method for calculating the amortization of the net actuarial gain or loss component of pension expense for ratemaking purposes. This methodology change for ratemaking purposes is effective for the calendar year ending December 31, 2023 and forward. As of June 30, 2023, PSE&G has deferred $30 million as a Regulatory Asset under this methodology.
Remediation Adjustment Charge (RAC)—In January 2023, PSE&G filed its RAC 30 petition with the BPU seeking recovery of approximately $44 million of net Manufactured Gas Plant (MGP) expenditures incurred from August 1, 2021 through July 31, 2022. This matter is pending.
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
Tax Adjustment Credit (TAC)—In July 2023, the BPU approved PSE&G’s updated 2022 TAC filing to increase annual electric revenues by approximately $17 million and decrease annual gas revenues by approximately $42 million, with new rates effective August 1, 2023.
Transmission Formula Rates—In June 2023, PSE&G filed with FERC its 2022 true-up adjustment pertaining to its transmission formula rates in effect for calendar year 2022, as established by its 2022 annual forecast filing. The June 2023 true-up filing resulted in a decrease in the 2022 annual revenue requirement of approximately $21 million less than the revenue

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

requirement numbers contained in the forecast filing. PSE&G had previously recognized the majority of the lower revenue requirement in its 2022 Consolidated Statement of Operations.
ZEC Program—In January 2023, the BPU approved PSE&G’s petition to set the ZEC refund component of the tariff rate to zero effective February 1, 2023 as overcollections for the ZEC Energy Year ended May 31, 2022 totaling $1.3 million, including interest, were refunded to customers in 2022 through January 2023.

Note 6. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of June 30, 2023, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 7. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2022 for operating leases in which PSEG and its subsidiaries are lessees.
PSEG and its subsidiaries, as lessors, have lease agreements with lease and non-lease components, which are primarily related to generating facilities and real estate assets. Rental income from these leases is included in Operating Revenues.
A wholly owned subsidiary of PSEG Power is the lessor in an operating lease for certain parcels of land with terms through 2050, plus five optional renewal periods of ten years.
Energy Holdings is the lessor in leveraged leases. See Note 7. Financing Receivables.
Energy Holdings is the lessor in an operating lease for a domestic energy generation facility with remaining terms through 2036, and in real estate assets with remaining terms through 2049. As of June 30, 2023, Energy Holdings’ property subject to these leases had a total carrying value of $30 million.
In March 2023, Energy Holdings completed the sale of one of its domestic energy generating facilities and recorded an immaterial pre-tax gain.
The following is the operating lease income for the three months and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
			Millions
Fixed Lease Income	$6	$8	$12	$16
Total Operating Lease Income	$6	$8	$12	$16

Note 7. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of June 30, 2023, none of the solar loans were impaired; however, in the event of a loan default, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
Outstanding Loans by Class of Customer	June 30, 2023	December 31, 2022
	Millions
Commercial/Industrial	$74	$85
Residential	3	4
Total	77	89
Current Portion (included in Accounts Receivable)	(26)	(27)
Noncurrent Portion (included in Long-Term Investments)	$51	$62

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of June 30, 2023	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$7	prior to 2013	10 years	15 years
Solar Loan II	36	prior to 2015	10 years	15 years
Solar Loan III	34	largely funded as of June 30, 2023	10 years	10 years
Total	$77

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of June 30, 2023 and have an average remaining life of approximately three years. There are no remaining residential loans outstanding under the Solar Loan I program.
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
Leveraged leases outstanding as of June 30, 2023 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investments as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023	December 31, 2022
	Millions
Lease Receivables (net of Non-Recourse Debt)	$223	$249
Unearned and Deferred Income	(68)	(74)
Gross Investments in Leases	155	175
Deferred Tax Liabilities	(35)	(39)
Net Investments in Leases	$120	$136

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of June 30, 2023
As of June 30, 2023
Millions
AA	$7
A-	43
BBB+ to BBB	173
Total	$223

PSEG recorded no credit losses for the leveraged leases existing on June 30, 2023. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$458	$300	$(5)	$753
International	361	94	(19)	436
Total Equity Securities	819	394	(24)	1,189
Available-for-Sale Debt Securities
Government	742	1	(82)	661
Corporate	585	1	(55)	531
Total Available-for-Sale Debt Securities	1,327	2	(137)	1,192
Total NDT Fund Investments (A)	$2,146	$396	$(161)	$2,381

(A)The NDT Fund Investments table excludes cash and foreign currency of $2 million as of June 30, 2023, which is part of the NDT Fund.

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
Net unrealized gains (losses) on debt securities of $(80) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2023. The portion of net unrealized gains (losses) recognized in the second quarter and first six months of 2023 related to equity securities still held as of June 30, 2023 was $59 million and $114 million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2023	December 31, 2022
	Millions
Accounts Receivable	$32	$14
Accounts Payable	$23	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2023				As of December 31, 2022
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$29	$(3)	$8	$(2)	$90	$(10)	$9	$(2)
International	39	(4)	41	(15)	88	(12)	38	(16)
Total Equity Securities	68	(7)	49	(17)	178	(22)	47	(18)
Available-for-Sale Debt Securities
Government (B)	206	(6)	406	(76)	301	(27)	292	(67)
Corporate (C)	136	(3)	336	(52)	221	(21)	249	(48)
Total Available-for-Sale Debt Securities	342	(9)	742	(128)	522	(48)	541	(115)
NDT Trust Investments	$410	$(16)	$791	$(145)	$700	$(70)	$588	$(133)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	Millions
Proceeds from NDT Fund Sales (A)	$308	$341	$704	$814
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$25	$21	$46	$50
Gross Realized Losses	(28)	(31)	(55)	(65)
Net Realized Gains (Losses) on NDT Fund (B)	(3)	(10)	(9)	(15)
Net Unrealized Gains (Losses) on Equity Securities	60	(170)	111	(231)
Net Gains (Losses) on NDT Fund Investments	$57	$(180)	$102	$(246)

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
The NDT Fund debt securities held as of June 30, 2023 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$20
1 - 5 years	293
6 - 10 years	220
11 - 15 years	66
16 - 20 years	101
Over 20 years	492
Total NDT Available-for-Sale Debt Securities	$1,192

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$13	$8	$—	$21
Available-for-Sale Debt Securities
Government	111	—	(19)	92
Corporate	85	—	(13)	72
Total Available-for-Sale Debt Securities	196	—	(32)	164
Total Rabbi Trust Investments	$209	$8	$(32)	$185

	As of December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$14	$6	$—	$20
Available-for-Sale Debt Securities
Government	110	—	(21)	89
Corporate	89	—	(15)	74
Total Available-for-Sale Debt Securities	199	—	(36)	163
Total Rabbi Trust Investments	$213	$6	$(36)	$183

Net unrealized gains (losses) on debt securities of $(23) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2023. The portion of net unrealized gains (losses) recognized during the second quarter and first six months of 2023 related to equity securities still held as of June 30, 2023 was $1 million and $2 million, respectively.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2023	December 31, 2022
	Millions
Accounts Receivable	$1	$1
Accounts Payable	$1	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of June 30, 2023				As of December 31, 2022
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$16	$(1)	$75	$(18)	$32	$(5)	$57	$(16)
Corporate (B)	14	(1)	55	(12)	35	(5)	39	(10)
Total Available-for-Sale Debt Securities	30	(2)	130	(30)	67	(10)	96	(26)
Rabbi Trust Investments	$30	$(2)	$130	$(30)	$67	$(10)	$96	$(26)

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
The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	Millions
Proceeds from Rabbi Trust Sales	$11	$20	$17	$48
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$3	$2	$4	$3
Gross Realized Losses	(4)	(4)	(5)	(6)
Net Realized Gains (Losses) on Rabbi Trust (A)	(1)	(2)	(1)	(3)
Net Unrealized Gains (Losses) on Equity Securities	1	(5)	2	(6)
Net Gains (Losses) on Rabbi Trust Investments	$—	$(7)	$1	$(9)

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of June 30, 2023 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$7
1 - 5 years	25
6 - 10 years	20
11 - 15 years	10
16 - 20 years	14
Over 20 years	88
Total Rabbi Trust Available-for-Sale Debt Securities	$164

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
The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of	As of
	June 30, 2023	December 31, 2022
	Millions
PSE&G	$33	$32
PSEG Power & Other	152	151
Total Rabbi Trust Investments	$185	$183

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$23	$36	$1	$1	$45	$71	$2	$3
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	69	41	11	7	138	83	21	13
Expected Return on Plan Assets	(96)	(121)	(9)	(10)	(191)	(242)	(17)	(21)
Amortization of Net
Prior Service Credit	—	—	(13)	(32)	—	—	(26)	(64)
Actuarial Loss (Gain)	24	15	—	3	48	30	(1)	7
Non-Service Components of Pension and OPEB (Credits) Costs	(3)	(65)	(11)	(32)	(5)	(129)	(23)	(65)
Total Benefit (Credits) Costs	$20	$(29)	$(10)	$(31)	$40	$(58)	$(21)	$(62)

Pension and OPEB (credits) costs for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Millions
PSE&G	$14	$(17)	$(10)	$(28)	$27	$(35)	$(20)	$(55)
PSEG Power & Other	6	(12)	—	(3)	13	(23)	(1)	(7)
Total Benefit (Credits) Costs	$20	$(29)	$(10)	$(31)	$40	$(58)	$(21)	$(62)

PSEG does not plan to contribute to its pension and OPEB plans in 2023.
In July 2023, PSEG and Fiduciary Counselors Inc., as independent fiduciary of the Pension Plan of Public Service Enterprise Group Incorporated and Pension Plan of Public Service Enterprise Group Incorporated II (together, the Plans), entered into a commitment agreement (for a “lift-out”) with The Prudential Insurance Company of America (the Insurer) under which the Plans agreed to purchase a nonparticipating single premium group annuity contract that will transfer to the Insurer approximately $1 billion of the Plans’ defined benefit pension obligations and associated Plan assets related to certain pension benefits. The contract covers approximately 2,000 retirees from PSEG Power & Other, excluding Services (Participants). To the extent provided in the contract, the Insurer has made an irrevocable commitment, and will be solely responsible, to pay benefits of each Participant that are due on and after December 31, 2023. The transaction will result in no changes to the amount of benefits payable to Participants.
As a result of the transaction, PSEG expects to recognize a one-time settlement charge in the range of $315 million to $360 million ($225 million to $260 million, net of tax) in the third quarter of 2023 related to the immediate recognition of unamortized net actuarial loss associated with the portion of the pension involved in the transaction. The charge is subject to finalization based on actuarial and other assumptions. PSEG expects the transaction to be completed in August 2023, subject to the satisfaction of closing conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Servco Pension and OPEB
Servco sponsors a qualified pension plan and OPEB plan covering its employees who meet certain eligibility criteria. Under the OSA, employee benefit costs for these plans are funded by LIPA. See Note 4. Variable Interest Entity. These obligations, as well as the offsetting long-term receivable, are separately presented on the Condensed Consolidated Balance Sheet of PSEG.
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco’s pension-related revenues and costs were $4 million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and $9 million and $15 million for the six months ended June 30, 2023 and 2022, respectively. The OPEB-related revenues earned and costs incurred were $3 million for each of the three months ended June 30, 2023 and 2022, and $6 million and $5 million for the six months ended June 30, 2023 and 2022, respectively.
Servco plans to contribute $18 million to its pension plan in 2023.

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
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of June 30, 2023 and December 31, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	June 30, 2023	December 31, 2022
	Millions
Face Value of Outstanding Guarantees	$1,445	$1,601
Exposure under Current Guarantees	$80	$198

Letters of Credit Margin Posted	$13	$87
Letters of Credit Margin Received	$85	$38

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(7)	$(1)
Net Broker Balance Deposited (Received)	$433	$1,522

Additional Amounts Posted
Other Letters of Credit	$180	$156

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2023, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its assessment of the continued ability to recover such costs in its rates. PSEG Power has an Environmental Liability of $13 million.
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
MGP Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $198 million and $219 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $198 million as of June 30, 2023. Of this amount, $39 million was recorded in Other Current Liabilities and $159 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $198 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

existing power plants and industrial facilities with a design flow of more than two million gallons of water per day.
In June 2016, the NJDEP issued a final New Jersey Pollutant Discharge Elimination System permit for Salem. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed an administrative hearing request challenging certain conditions of the permit, including the NJDEP’s application of the 316(b) rule. If the Riverkeeper’s challenge is successful, PSEG Power may be required to incur additional costs to comply with the CWA. Potential cooling water and/or service water system modification costs could be material and could adversely impact the economic competitiveness of this facility. The NJDEP granted the hearing request and may schedule a hearing after considering dispositive motions.
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

(A)Prices set in the 2023 BGS auction became effective on June 1, 2023 when the 2020 BGS auction agreements expired.
PSE&G has a full-requirements contract with PSEG Power to meet the gas supply requirements of PSE&G’s gas customers. PSEG Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Minimum Fuel Purchase Requirements
PSEG Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. PSEG Power’s minimum nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2026 and a significant portion through 2027 at Salem, Hope Creek and Peach Bottom. Additionally, available contractual volume flexibility provides for approximately 100% coverage of expected requirements through 2027.
PSEG Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G.
As of June 30, 2023, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2027
Millions
Nuclear Fuel
Uranium	$379
Enrichment	$309
Fabrication	$183
Natural Gas	$1,135

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

Note 11. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the six months ended June 30, 2023:
PSE&G
•issued $500 million of 4.65% Secured Medium-Term Notes (Green Bond), Series P, due March 2033,
•issued $400 million of 5.13% Secured Medium-Term Notes (Green Bond), Series P, due March 2053, and
•retired $500 million of 2.38% Secured Medium-Term Notes Series I, at maturity.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of June 30, 2023, the total available credit capacity was $3.5 billion.
As of June 30, 2023, no single institution represented more than 10% of the total commitments in the credit facilities.
As of June 30, 2023, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total committed credit facilities and available liquidity as of June 30, 2023 were as follows:

	As of June 30, 2023
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$152	$1,348	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$152	$1,348
PSE&G
Revolving Credit Facility	$1,000	$318	$682	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$318	$682
PSEG Power
Revolving Credit Facility (A)	$1,250	$39	$1,211	Mar 2027	Funding/Letters of Credit
Letter of Credit Facility	100	—	100	Apr 2025	Letters of Credit
Letter of Credit Facility	200	86	114	Sept 2024	Letters of Credit
Letter of Credit Facility	100	66	34	Apr 2024	Letters of Credit
Total PSEG Power	$1,650	$191	$1,459
Total (C)	$4,150	$661	$3,489

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
(B)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of June 30, 2023, PSEG had $149 million outstanding at a weighted average interest rate of 5.53% and PSE&G had $298 million outstanding at a weighted average interest rate of 5.49%.
(C)Amounts do not include uncommitted credit facilities or 364-day term loans.
A subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be drawn to fund its cash collateral postings. As of June 30, 2023, there were no amounts outstanding under this facility.
Net Cash Collateral Postings
During the second half of 2021 and continuing into 2023, forward energy prices have demonstrated considerable price volatility. This has led to significant variations in PSEG Power’s collateral requirements. As of June 30, 2023, net cash collateral postings were approximately $426 million. While currently off their highs experienced during 2022, collateral postings could remain volatile in the future.
Short-Term Loans
PSEG
In January 2023, PSEG repaid $750 million of the $1.5 billion 364-day variable rate term loan that was issued in April 2022 and in April 2023 the remaining $750 million matured. In April 2023, PSEG entered into a new 364-day variable rate term loan agreement for $750 million. In May 2023, PSEG’s $500 million 364-day variable rate term loan matured.

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
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. The fair value of these hedges were $13 million and $1 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, PSEG had interest rate hedges outstanding totaling $900 million. PSEG executed these interest rate swaps to convert a portion of PSEG Power’s $1.25 billion variable rate term loan due March 2025 into fixed rate loans.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $7 million and $(3) million as of June 30, 2023 and December 31, 2022, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are $5 million.
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
Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2023 and December 31, 2022. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 30, 2023
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Swaps	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$11	$767	$(687)	$80	$91
Noncurrent Assets	2	633	(573)	60	62
Total Mark-to-Market Derivative Assets	$13	$1,400	$(1,260)	$140	$153
Derivative Contracts
Current Liabilities	$—	$(919)	$853	$(66)	$(66)
Noncurrent Liabilities	—	(698)	690	(8)	(8)
Total Mark-to-Market Derivative (Liabilities)	$—	$(1,617)	$1,543	$(74)	$(74)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$13	$(217)	$283	$66	$79

	As of December 31, 2022
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Swaps	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$4	$1,721	$(1,707)	$14	$18
Noncurrent Assets	—	629	(614)	15	15
Total Mark-to-Market Derivative Assets	$4	$2,350	$(2,321)	$29	$33
Derivative Contracts
Current Liabilities	$—	$(2,447)	$2,323	$(124)	$(124)
Noncurrent Liabilities	(3)	(1,139)	1,109	(30)	(33)
Total Mark-to-Market Derivative (Liabilities)	$(3)	$(3,586)	$3,432	$(154)	$(157)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$1	$(1,236)	$1,111	$(125)	$(124)

(A)     Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, PSEG Power had net cash collateral (receipts) payments to counterparties of $426 million and $1,521 million, respectively. Of these net cash collateral (receipts) payments, $283 million and $1,111 million as of June 30, 2023 and December 31, 2022, respectively, were netted against the corresponding net derivative contract positions. Of the $283 million as of June 30, 2023, $(5) million was netted against current assets, $(1) million against noncurrent assets, $171 million against current liabilities and $118 million against noncurrent liabilities. Of the $1,111 million as of December 31, 2022, $616 million was netted against current liabilities and $495 million against noncurrent liabilities.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $76 million as of June 30, 2023 and $190 million as of December 31, 2022. As of June 30, 2023 and December 31, 2022, PSEG Power had the contractual right of offset of $5 million and $41 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $71 million and $149 million as of June 30, 2023 and December 31, 2022, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Loss (AOCL) of derivative instruments designated as cash flow hedges for the three months and six months ended June 30, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2023	2022		2023	2022
	Millions			Millions
PSEG
Interest Rate Swaps	$17	$—	Interest Expense	$1	$(1)
Total PSEG	$17	$—		$1	$(1)

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022		2023	2022
	Millions			Millions
PSEG
Interest Rate Swaps	$14	$—	Interest Expense	$—	$(2)
Total PSEG	$14	$—		$—	$(2)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2023 and 2022, the amount of loss on interest rate hedges reclassified from Accumulated Other Comprehensive Loss into income was less than $1 million and $(1) million after-tax, respectively.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in AOCL of PSEG on a pre-tax and after-tax basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2021	$(9)	$(6)
Loss Recognized in AOCL	—	—
Less: Loss Reclassified into Income	5	3
Balance as of December 31, 2022	$(4)	$(3)
Gain Recognized in AOCL	14	10
Less: Loss Reclassified into Income	—	—
Balance as of June 30, 2023	$10	$7

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and six months ended June 30, 2023 and 2022, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2023	2022	2023	2022
		Millions		Millions
Energy-Related Contracts	Operating Revenues	$339	$(354)	$1,241	$(1,398)
Energy-Related Contracts	Energy Costs	(1)	(1)	—	(1)
Total		$338	$(355)	$1,241	$(1,399)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of June 30, 2023 and December 31, 2022.

		As of	As of
Type	Notional	June 30, 2023	December 31, 2022
		Millions
Natural Gas	Dekatherm (Dth)	52	49
Electricity	MWh	(63)	(60)
Financial Transmission Rights (FTRs)	MWh	31	24
Interest Rate Swaps	U.S. Dollars	900	1,050

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
As of June 30, 2023, nearly 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 19. Related-Party Transactions for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2023, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of June 30, 2023, PSE&G had no unsecured mark-to-market credit exposure with its suppliers.
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
The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of June 30, 2023
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$480	$—	$480	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$140	$(1,260)	$5	$1,395	$—
Interest Rate Swaps (C)	$13	$—	$—	$13	$—
NDT Fund (D)
Equity Securities	$1,189	$—	$1,189	$—	$—
Debt Securities—U.S. Treasury	$277	$—	$—	$277	$—
Debt Securities—Govt Other	$384	$—	$—	$384	$—
Debt Securities—Corporate	$531	$—	$—	$531	$—
Rabbi Trust (D)
Equity Securities	$21	$—	$21	$—	$—
Debt Securities—U.S. Treasury	$59	$—	$—	$59	$—
Debt Securities—Govt Other	$33	$—	$—	$33	$—
Debt Securities—Corporate	$72	$—	$—	$72	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(74)	$1,543	$(1)	$(1,612)	$(4)
PSE&G
Assets:
Cash Equivalents (A)	$100	$—	$100	$—	$—
Rabbi Trust (D)
Equity Securities	$4	$—	$4	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2022
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$385	$—	$385	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$29	$(2,321)	$42	$2,307	$1
Interest Rate Swaps (C)	$4	$—	$—	$4	$—
NDT Fund (D)
Equity Securities	$1,072	$—	$1,072	$—	$—
Debt Securities—U.S. Treasury	$288	$—	$—	$288	$—
Debt Securities—Govt Other	$339	$—	$—	$339	$—
Debt Securities—Corporate	$529	$—	$—	$529	$—
Rabbi Trust (D)
Equity Securities	$20	$—	$20	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$74	$—	$—	$74	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(154)	$3,432	$(3)	$(3,537)	$(46)
Interest Rate Swaps (C)	$(3)	$—	$—	$(3)	$—
PSE&G
Assets:
Cash Equivalents (A)	$165	$—	$165	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$13	$—	$—	$13	$—

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
(D)The fair value measurement table excludes cash and foreign currency of $2 million in the NDT Fund as of June 30, 2023 and December 31, 2022. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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
As of June 30, 2023, PSEG carried $3.1 billion of net assets that are measured at fair value on a recurring basis, of which $4 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
As of June 30, 2022, PSEG carried $4.5 billion of net assets that are measured at fair value on a recurring basis, of which $10 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
There were no transfers to or from Level 3 during the six months ended June 30, 2023 and 2022, respectively.
Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of June 30, 2023 and December 31, 2022 are included in the following table and accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of		As of
	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$4,127	$3,828	$4,124	$3,808
PSE&G (A)	13,092	11,603	12,696	11,106
PSEG Power (B)	1,250	1,250	1,250	1,250
Total Long-Term Debt	$18,469	$16,681	$18,070	$16,164

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2023
NDT Fund Interest and Dividends	$—	$19	$19
Allowance for Funds Used During Construction	15	—	15
Solar Loan Interest	2	—	2
Other Interest	5	9	14
Other	1	(2)	(1)
Total Other Income (Deductions)	$23	$26	$49
Six Months Ended June 30, 2023
NDT Fund Interest and Dividends	$—	$34	$34
Allowance for Funds Used During Construction	30	—	30
Solar Loan Interest	4	—	4
Other Interest	7	16	23
Other	3	(3)	—
Total Other Income (Deductions)	$44	$47	$91
Three Months Ended June 30, 2022
NDT Fund Interest and Dividends	$—	$16	$16
Allowance for Funds Used During Construction	15	—	15
Solar Loan Interest	3	—	3
Other Interest	2	2	4
Other	2	(2)	—
Total Other Income (Deductions)	$22	$16	$38
Six Months Ended June 30, 2022
NDT Fund Interest and Dividends	$—	$30	$30
Allowance for Funds Used During Construction	30	—	30
Solar Loan Interest	6	—	6
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(27)	(27)
Other Interest	2	2	4
Other	3	(3)	—
Total Other Income (Deductions)	$41	$2	$43

(A)PSEG Power & Other consists of activity at PSEG Power, Energy Holdings, PSEG LI, Services, PSEG ( parent company) and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSEG	June 30,		June 30,
	2023	2022	2023	2022
	Millions
Pre-Tax Income (Loss)	$744	$98	$2,329	$(56)
Tax Computed at Statutory Rate @ 21%	$156	$21	$489	$(12)
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	50	6	158	(22)
NDT Fund	7	(18)	13	(24)
Uncertain Tax Positions	(1)	—	(7)	(2)
Leasing Activities	—	—	(17)	—
GPRC-CEF-EE	(8)	(8)	(24)	(14)
Tax Credits	(3)	(2)	(5)	(4)
Estimated Annual Effective Tax Rate Interim Period Adjustment	7	4	(16)	(8)
TAC	(51)	(32)	(126)	(106)
Other	(4)	(4)	(14)	7
Subtotal	(3)	(54)	(38)	(173)
Total Income Tax Expense (Benefit)	$153	$(33)	$451	$(185)
Effective Income Tax Rate	20.6%	(33.7)%	19.4%	N/A

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSE&G	June 30,		June 30,
	2023	2022	2023	2022
	Millions
Pre-Tax Income	$370	$361	$911	$959
Tax Computed at Statutory Rate @ 21%	$78	$76	$191	$201
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	30	25	68	67
Uncertain Tax Positions	(6)	—	(6)	—
Tax Credits	(3)	(2)	(5)	(4)
GPRC-CEF-EE	(8)	(8)	(24)	(14)
TAC	(51)	(32)	(126)	(106)
Other	(6)	(3)	(10)	1
Subtotal	(44)	(20)	(103)	(56)
Total Income Tax Expense (Benefit)	$34	$56	$88	$145
Effective Income Tax Rate	9.2%	15.5%	9.7%	15.1%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of June 30, 2023, PSEG had a $44 million state net operating loss (NOL) and PSE&G had a $50 million New Jersey Corporate Business Tax NOL that are both expected to be fully realized in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended June 30, 2023
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2023	$(4)	$(423)	$(95)	$(522)
Other Comprehensive Income (Loss) before Reclassifications	12	—	(12)	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	4	4	7
Net Current Period Other Comprehensive Income (Loss)	11	4	(8)	7
Balance as of June 30, 2023	$7	$(419)	$(103)	$(515)

	Three Months Ended June 30, 2022
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2022	$(5)	$(355)	$(50)	$(410)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(53)	(53)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	7	8
Net Current Period Other Comprehensive Income (Loss)	—	1	(46)	(45)
Balance as of June 30, 2022	$(5)	$(354)	$(96)	$(455)

	Six Months Ended June 30, 2023
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2022	$(3)	$(426)	$(121)	$(550)
Other Comprehensive Income (Loss) before Reclassifications	10	—	8	18
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	10	17
Net Current Period Other Comprehensive Income (Loss)	10	7	18	35
Balance as of June 30, 2023	$7	$(419)	$(103)	$(515)

	Six Months Ended June 30, 2022
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2021	$(6)	$(355)	$11	$(350)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(118)	(118)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	1	11	13
Net Current Period Other Comprehensive Income (Loss)	1	1	(107)	(105)
Balance as of June 30, 2022	$(5)	$(354)	$(96)	$(455)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
		June 30, 2023			June 30, 2023
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$1	$—	$1	$—	$—	$—
Total Cash Flow Hedges		1	—	1	—	—	—
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	2	(1)	1	4	(1)	3
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(7)	2	(5)	(14)	4	(10)
Total Pension and OPEB Plans		(5)	1	(4)	(10)	3	(7)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(7)	3	(4)	(17)	7	(10)
Total Available-for-Sale Debt Securities		(7)	3	(4)	(17)	7	(10)
Total		$(11)	$4	$(7)	$(27)	$10	$(17)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
		June 30, 2022			June 30, 2022
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$1	$—	$(2)	$1	$(1)
Total Cash Flow Hedges		(1)	1	—	(2)	1	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	5	(2)	3	10	(3)	7
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(6)	2	(4)	(11)	3	(8)
Total Pension and OPEB Plans		(1)	—	(1)	(1)	—	(1)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(12)	5	(7)	(18)	7	(11)
Total Available-for-Sale Debt Securities		(12)	5	(7)	(18)	7	(11)
Total		$(14)	$6	$(8)	$(21)	$8	$(13)

Note 17. Earnings Per Share (EPS) and Dividends
EPS
Basic EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding. Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, plus dilutive potential shares related to PSEG’s stock based compensation. The following table shows the effect of these dilutive potential shares on the weighted average number of shares outstanding used in calculating diluted EPS:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$591	$591	$131	$131	$1,878	$1,878	$129	$129
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	497	497	497	497	497	497	499	499
Effect of Stock Based Compensation Awards	—	3	—	3	—	3	—	3
Total Shares	497	500	497	500	497	500	499	502

EPS
Net Income	$1.19	$1.18	$0.26	$0.26	$3.78	$3.76	$0.26	$0.26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2023	2022	2023	2022
Per Share	$0.57	$0.54	$1.14	$1.08
In Millions	$285	$270	$569	$541

On July 17, 2023, PSEG’s Board of Directors approved a $0.57 per share common stock dividend for the third quarter of 2023.

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
Following completion of the sale of the PSEG Power Fossil portfolio in February 2022 and as a result of the transition to a new CEO, our designated CODM, effective September 1, 2022, various changes were made to the content and manner in which the new CEO reviews financial information for purposes of assessing business performance and allocating resources. Based on management’s analysis, PSE&G and PSEG Power were determined to remain operating segments of PSEG. However, PSEG has revised its reportable segments for the year ended December 31, 2022 to PSE&G and PSEG Power & Other. PSE&G continues to be PSEG’s principal reportable segment. The PSEG Power & Other reportable segment includes amounts related to the PSEG Power operating segment as well as amounts applicable to Energy Holdings, PSEG LI, PSEG (parent company) and Services, which do not meet the definition of operating segments individually or in the aggregate and are immaterial to PSEG’s consolidated assets and results. All prior period comparative information has been restated to reflect the change in segment presentation.
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
This reportable segment also includes amounts applicable to PSEG LI, which generates revenues under its contract with LIPA, primarily for the recovery of costs when Servco is a principal in the transaction (see Note 4. Variable Interest Entity for additional information) as well as fixed and variable fee components under the contract, and Energy Holdings which holds an immaterial portfolio of remaining lease investments. Other also includes amounts applicable to PSEG (parent company) and Services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other	Eliminations (A)	Consolidated Total
	Millions
Three Months Ended June 30, 2023
Operating Revenues	$1,662	$902	$(143)	$2,421
Net Income (B)	336	255	—	591
Gross Additions to Long-Lived Assets	660	45	—	705
Six Months Ended June 30, 2023
Operating Revenues	$3,955	$2,929	$(708)	$6,176
Net Income (B)	823	1,055	—	1,878
Gross Additions to Long-Lived Assets	1,336	108	—	1,444
Three Months Ended June 30, 2022
Operating Revenues	$1,668	$645	$(237)	$2,076
Net Income (Loss) (B)	305	(174)	—	131
Gross Additions to Long-Lived Assets	543	62	—	605
Six Months Ended June 30, 2022
Operating Revenues	$3,952	$1,258	$(821)	$4,389
Net Income (Loss) (B)	814	(685)	—	129
Gross Additions to Long-Lived Assets	1,171	120	—	1,291
As of June 30, 2023
Total Assets	$41,347	$8,505	$(347)	$49,505
Investments in Equity Method Subsidiaries	$—	$15	$—	$15
As of December 31, 2022
Total Assets	$39,960	$9,285	$(527)	$48,718
Investments in Equity Method Subsidiaries	$—	$306	$—	$306

(A)Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 19. Related-Party Transactions.
(B)Includes net after-tax gains (losses) of $212 million and $(74) million for the three months and $767 million and $(682) million for the six months ended June 30, 2023 and 2022, respectively, at PSEG Power related to the impacts of non-trading commodity mark-to-market activity, which consist of the financial impact from positions with future delivery dates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2023	2022	2023	2022
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$114	$232	$675	$812
Administrative Billings from Services (B)	118	113	220	212
Total Billings from Affiliates	$232	$345	$895	$1,024

	As of	As of
Related-Party Transactions	June 30, 2023	December 31, 2022
	Millions
Payable to PSEG Power (A)	$192	$313
Payable to Services (B)	88	98
Payable to PSEG (C)	16	74
Accounts Payable—Affiliated Companies	$296	$485
Noncurrent Payable to PSEG Power (A)	$10	$—
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$8	$9

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
The PSEG Power & Other reportable segment also includes amounts related to the parent company as well as PSEG’s other direct wholly owned subsidiaries, which are: PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily holds lease investments; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) transmission and distribution (T&D) system under an Operations Services Agreement (OSA); and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
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
EXECUTIVE OVERVIEW OF 2023 AND FUTURE OUTLOOK
We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. Our business plan focuses on achieving growth by allocating capital primarily toward regulated investments in an effort to continue to improve the sustainability and predictability of our business. We are focused on investing to modernize our energy infrastructure, improve reliability and resilience, increase EE and deliver cleaner energy to meet customer expectations and be well aligned with public policy objectives. In furtherance of these goals, our investments in PSE&G have adjusted our business mix to reflect a higher percentage of earnings contribution by PSE&G. See Item 1. Note 3. Early Plant Retirements/Asset Dispositions and Impairments for additional information. In addition, the passage of the Inflation Reduction Act (IRA) established a Production Tax Credit (PTC) for existing nuclear facilities from 2024 through 2032 which is expected to provide downside price protection for our nuclear generation fleet.
PSE&G
At PSE&G, our focus is on investing capital in T&D infrastructure and clean energy programs to enhance the reliability and resiliency of our T&D system, meet customer expectations and support public policy objectives. For the years 2023-2027, PSE&G’s capital investment program is estimated to be in a range of $15.5 billion to $18 billion, resulting in an expected compound annual growth in rate base of 6% to 7.5% from year-end 2022 to year-end 2027. This represents the majority of PSEG’s total capital investment program of $16.3 billion to $18.9 billion. The low end of PSE&G’s range includes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-EE program at their current average annual investment levels plus inflation, as these programs are expected to continue beyond their currently approved timeframes. The upper end of our capital investment range includes an extension of our Energy Strong program, which otherwise concludes in 2024, as well as the remaining portion of our CEF proposal (portion of Electric Vehicle (EV) and Energy Storage (ES) programs) and a potentially higher amount of investments for GSMP and CEF-EE beyond current levels. In May 2023, the

BPU approved a $280 million nine-month extension of our CEF-EE program through June 2024. We also filed for a three-year extension of GSMP in March 2023 which would provide for continuation of the program. The $2.5 billion proposal provides for acceleration of the replacement of the remaining cast iron and unprotected steel main in our system as well as initiating projects to introduce renewable natural gas and hydrogen blending into our existing distribution system. A remaining component of our CEF-EV program related to medium and heavy duty charging infrastructure has been the subject of a stakeholder process that the BPU began in 2021 and we expect that this effort will result in PSE&G submitting a filing targeting infrastructure investments for the medium and heavy duty EV market in 2023. In September 2022, the BPU released a draft Storage Incentive Program proposal and is currently undertaking a stakeholder process to receive comments. In the meantime, our CEF-ES program is being held in abeyance. Pursuant to our GSMP II and Energy Strong II programs, we are required to file a distribution base rate case no later than December 31, 2023. Among other things, the rate case will recover capital expenditures associated with these programs that are not already in rates, as well as the Advanced Metering Infrastructure and EV programs, other investments that are not recovered through periodic rate roll-ins, and several other cost and return factors. We expect to conclude the case in the second half of 2024.
PSEG Power
At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate volatility by contracting in advance for a significant portion of their output and support public policies that preserve these existing nuclear generating plants. During the first six months of 2023, our nuclear units generated 16.1 terawatt hours and operated at a capacity factor of 95.8%.
More than 90% of PSEG Power’s expected gross margin in 2023 relates to hedged energy margin, known capacity revenues, Zero Emission Certificate (ZEC) revenues and, certain gas operations and ancillary service payments such as reactive power, which limits our exposure to uncontracted market prices. Over the past two years, forward energy prices have demonstrated considerable price volatility. This has led to significant variations in our collateral requirements. As of June 30, 2023, net cash collateral postings were approximately $426 million. While currently off their highs experienced during 2022, collateral postings could remain volatile in the future. PSEG continues to maintain sufficient liquidity as described in Liquidity and Capital Resources.
Climate Strategy and Sustainability Efforts
For more than a century, our purpose has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Today, our vision is to power a future where people use less energy, and it is cleaner, safer and delivered more reliably than ever. We have established a net zero greenhouse gas (GHG) emissions by 2030 goal that includes direct GHG emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) across our business operations, assuming advances in technology, public policy and customer behavior. Scope 1 emissions include power generation, methane leaks, vehicle fleet emissions, and sulfur hexafluoride and refrigerant leaks. Scope 2 emissions include both gas and electric purchased energy for our PSE&G facilities and line losses. We have also committed to the United Nations-backed Race to Zero campaign. Therefore, we continue to evaluate the criteria for science-based emission reduction targets encompassing Scopes 1, 2 and 3 emissions (the majority of which are associated with the downstream use of energy products) in relation to the Science Based Targets initiative (SBTi).
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
In addition, PSE&G is committed to the safe and reliable delivery of natural gas to approximately 1.9 million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas main infrastructure, and the second phase of this program replaced an additional 1,090 miles of gas pipes and was completed in the first quarter of 2023. The GSMP is designed to significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we reduced methane leaks by approximately 22% system wide and assuming continuation of GSMP, we expect to achieve an overall reduction in methane emissions of at least 60% over the 2011 through 2030 period. We also continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events, notably through our investments in our Energy Strong program and Infrastructure Advancement Program and our investments in transmission infrastructure upgrades. These investments have shown benefits in recent severe weather events, including Tropical Storm Ida in 2021, which brought significant flooding to our service territory but did not result in the loss of any of our electric distribution substations.

We also continue to focus on providing cleaner energy for our customers by working to preserve the economic viability of our nuclear units, which provide over 85% of the carbon-free energy in New Jersey. These efforts include reducing market risk by advocating for state and federal policies, such as the IRA discussed below, that recognize the value of our nuclear fleet’s carbon-free generation and its contribution to grid reliability.
Offshore Wind
In May 2023, PSEG sold to Ørsted North America Inc. (Ørsted) its 25% equity interest in Ocean Wind JV HoldCo, LLC. The sale proceeds approximated PSEG’s carrying value of the investment; therefore, no material gain or loss was recognized upon disposition.
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
Financial Results
The results for PSEG, PSE&G and PSEG Power & Other for the three months and six months ended June 30, 2023 and 2022 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Earnings (Losses)	2023	2022	2023	2022
	Millions
PSE&G	$336	$305	$823	$814
PSEG Power & Other (A)	255	(174)	1,055	(685)
PSEG Net Income	$591	$131	$1,878	$129

PSEG Net Income Per Share (Diluted)	$1.18	$0.26	$3.76	$0.26

(A)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$35	$(117)	$60	$(163)
Non-Trading MTM Gains (Losses) (C)	$212	$(74)	$767	$(682)

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
(B)Net of tax (expense) benefit of $(23) million and $68 million for the three months and $(40) million and $94 million for the six months ended June 30, 2023 and 2022, respectively.

(C)Net of tax (expense) benefit of $(84) million and $30 million for the three months and $(301) million and $267 million for the six months ended June 30, 2023 and 2022, respectively.
Our Net Income for the three months and six months ended June 30, 2023 increased as compared to the comparable periods in 2022 driven primarily by
•MTM gains in 2023 as compared to MTM losses in 2022 due to changing energy prices,
•unrealized gains in 2023 as compared to unrealized losses in 2022 on equity securities in the NDT Fund, and
•higher earnings due to continued investments in T&D clause programs at PSE&G,
•partially offset by lower pension and other postretirement benefit (OPEB) credits in 2023.
Regulatory, Legislative and Other Developments
We closely monitor and engage with stakeholders on significant regulatory and legislative developments.
Wholesale Power Market Design
In February 2023, FERC issued an order accepting PJM’s proposal to recalculate the market clearing price for one particular capacity zone for the December 2022 Base Residual Auction. FERC also accepted PJM’s tariff revisions to allow it to implement similar changes in future auctions. A number of parties have appealed the FERC Order to the D.C. Circuit Court of Appeals and we cannot predict the outcome.
Transmission Rate Proceedings and Return on Equity (ROE)
Under current FERC rules, PSE&G continues to earn a 50 basis point adder to its base ROE for its membership in PJM as a transmission owner. In April 2021, FERC proposed eliminating this ROE adder for Regional Transmission Owner participation. FERC has not acted on the proposal. If the adder was eliminated it would reduce PSE&G’s annual Net Income and annual cash inflows by approximately $30 million to $40 million.
New Jersey Stakeholder Proceedings
In February 2023, New Jersey Governor Murphy issued executive orders (EOs) that establish or accelerate previously established 2050 targets for clean-sourced energy, building electrification, and EV adoption goals, with new target dates of 2030 or 2035, as applicable. The EOs direct the BPU and other state agencies to collaborate with stakeholders to develop plans to reach the targets and convene a stakeholder proceeding to develop a plan for gas distribution utilities to reach the target of 50% natural gas emissions reductions over 2006 levels by 2030. We are unable to predict the outcomes of this proceeding, but it could have a material impact on our business, results of operations and cash flows.
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
On July 31, 2023, PSEG entered into a commitment agreement with The Prudential Insurance Company of America (the Insurer) under which certain PSEG pension plans agreed to purchase a group annuity contract that will transfer to the Insurer approximately $1 billion of the Plans’ defined benefit pension obligations and associated Plan assets related to certain pension benefits. See Note 9. Pension and Other Postretirement Benefits (OPEB) for additional information.
Further, higher interest rates on borrowings will contribute to higher interest expense on variable rate debt and impact long-term rates on future financing plans. As of June 30, 2023, PSEG had entered into floating-to-fixed interest rate swaps totaling $900 million in order to reduce the volatility in interest expense related to a portion of a $1.25 billion variable rate term loan at PSEG Power due March 2025.
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
The IRA enacted a new 15% corporate alternative minimum tax (CAMT), effective in 2023, a PTC for existing nuclear generation facilities and allows energy tax credits to be transferable. In June 2023, the U.S. Treasury issued proposed regulations on the transferability of certain credits that may affect PSEG’s post 2023 operations, financial condition and cash flows. Many aspects of the IRA remain unclear and in need of further guidance; therefore, we continue to analyze the impact the IRA will have on PSEG’s and PSE&G’s results of operations, financial condition and cash flows, which could be material.
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance to capitalize on or otherwise address regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we will continue to:
•seek approval of and execute on our utility capital investment program to modernize our infrastructure, improve the reliability and resilience of the service we provide to our customers, and align our sustainability and climate goals with New Jersey’s energy policy,
•seek a fair return for our T&D investments through our transmission formula rate, existing rate incentives, distribution infrastructure and clean energy investment programs and periodic distribution base rate case proceedings,
•focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•manage the risks and opportunities in federal and state clean energy policies, which is an integral part of our long-term strategy,
•successfully manage our obligations and re-contract our open positions in response to changes in prices and demand,
•advocate for appropriate regulatory guidance on the federal nuclear PTC to ensure long-term support for New Jersey’s largest carbon-free generation resource, and adapt our hedging program accordingly,

•engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business, and
•deliver on our human capital management strategy to attract, develop and retain a diverse, high-performing workforce.
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
We continually assess a broad range of strategic options to maximize long-term shareholder value and address the interests of our multiple stakeholders. We consider a wide variety of factors when determining how and when to efficiently deploy capital, including the performance and prospects of our businesses; returns and the sustainability and predictability of future earnings streams; the views of investors, regulators, public policy initiatives, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:
•investments in PSE&G, including T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments such as CEF-EE, CEF-EV, CEF-ES and Solar,
•continued operation of our nuclear generation facilities that are supported through the PTC through 2032 and can enable certain enhancements to the units as well as potential license extensions,
•investments in competitive, regulated transmission investments through PJM processes and BPU solicitations related to enabling offshore wind that provide revenue predictability and reasonable risk-adjusted returns, and
•acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.
There can be no assurance, however, that we will successfully develop and execute any of the strategic options noted above, or any additional options we may consider in the future. The execution of any such strategic plan may not have the expected benefits or may have unexpected adverse consequences.

RESULTS OF OPERATIONS
PSEG
Our results of operations are comprised of the results of operations of our reportable segments, PSE&G and PSEG Power & Other, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 1. Note 19. Related-Party Transactions.

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,421	$2,076	$345	17	$6,176	$4,389	$1,787	41
Energy Costs	604	765	(161)	(21)	1,686	2,010	(324)	(16)
Operation and Maintenance	744	751	(7)	(1)	1,487	1,545	(58)	(4)
Depreciation and Amortization	279	269	10	4	561	552	9	2
(Gains) Losses on Asset Dispositions and Impairments	—	(5)	5	N/A	—	38	(38)	N/A
Income from Equity Method Investments	—	7	(7)	N/A	1	11	(10)	(91)
Net Gains (Losses) on Trust Investments	57	(187)	244	N/A	103	(255)	358	N/A
Other Income (Deductions)	49	38	11	29	91	43	48	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	29	94	(65)	(69)	57	188	(131)	(70)
Interest Expense	185	150	35	23	365	287	78	27
Income Tax Expense (Benefit)	153	(33)	186	N/A	451	(185)	636	N/A

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,662	$1,668	$(6)	—	$3,955	$3,952	$3	—
Energy Costs	551	630	(79)	(13)	1,535	1,598	(63)	(4)
Operation and Maintenance	429	434	(5)	(1)	889	897	(8)	(1)
Depreciation and Amortization	240	227	13	6	484	468	16	3
Net Gains (Losses) on Trust Investments	—	(2)	2	N/A	—	(2)	2	N/A
Other Income (Deductions)	23	22	1	5	44	41	3	7
Net Non-Operating Pension and OPEB Credits (Costs)	28	71	(43)	(61)	56	141	(85)	(60)
Interest Expense	123	107	16	15	236	210	26	12
Income Tax Expense (Benefit)	34	56	(22)	(39)	88	145	(57)	(39)

Three Months Ended June 30, 2023 as Compared to Three Months Ended June 30, 2022
Operating Revenues decreased $6 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $57 million due primarily to

•Transmission revenues were $32 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment.
•Electric and gas distribution revenues increased $25 million due primarily to increases of $31 million from Conservation Incentive Program (CIP) decoupling, $10 million from GSMP II and Energy Strong II collections, and $12 million due to a reduction in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense. These increases were partially offset by lower sales volumes of $27 million.
Commodity Revenues decreased $86 million as a result of lower Electric and Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic generation service (BGS) and BGSS to retail customers.
•Electric commodity revenues decreased $47 million due primarily to $30 million in lower BGS prices and $17 million in lower sales volumes.
•Gas commodity revenues decreased $39 million due primarily to $23 million from lower BGSS prices and $13 million from lower BGSS sales volumes.
Clause Revenues increased $14 million due primarily to a $17 million increase in Green Program Recovery Charge (GPRC) deferrals, partially offset by lower Societal Benefit Clause (SBC) revenues of $3 million. The changes in GPRC deferral amounts and SBC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on GPRC deferrals or on SBC revenue.
Other Operating Revenues increased $9 million due primarily to an increase from appliance services and a net increase from renewable energy credit (REC) programs. The changes in revenues from REC programs are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs decreased $79 million. This is primarily offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance decreased $5 million due primarily to $11 million in lower Distribution and Transmission expenditures and a $6 million reduction in damages, partially offset by increases of $8 million for voluntary severance costs and $6 million for higher clause and renewable expenditures.
Depreciation and Amortization increased $13 million due primarily to increases in depreciation due to higher plant placed in service and software amortization.
Net Non-Operating Pension and OPEB Credits (Costs) decreased $43 million due primarily to a $21 million increase in interest cost, a $17 million decrease in the expected return on plan assets and a $16 million decrease in the amortization of net prior service credits, partially offset by an $11 million decrease in the amortization of the net actuarial loss.
Interest Expense increased $16 million due primarily to March 2023 and December 2022 debt issuances.
Income Tax Expense decreased $22 million due primarily to increased tax benefits in the second quarter 2023 from the flowback of excess deferred income tax benefits.
Six Months Ended June 30, 2023 as Compared to Six Months Ended June 30, 2022
Operating Revenues increased $3 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $110 million due primarily to
•Transmission revenues were $56 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment.
•Electric and gas distribution revenues increased $54 million due primarily to increases of $69 million from CIP decoupling, $38 million due to a reduction in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense, and $33 million in GSMP II and Energy Strong II collections. These increases were partially offset by lower sales volumes of $80 million and $5 million in lower GPRC collections.
Commodity Revenues decreased $76 million as a result of lower Gas and Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGSS and basic generation service (BGS) to retail customers.

•Gas commodity revenues decreased $53 million due primarily to $92 million from lower BGSS sales volumes, partially offset by an increase of $39 million from higher BGSS prices.
•Electric commodity revenues decreased $23 million due to $12 million from lower BGS prices and $11 million from lower sales volumes.
Clause Revenues decreased $49 million due primarily to a $36 million net decrease in Tax Adjustment Credit (TAC) and GPRC deferrals and lower SBC revenues of $15 million. The changes in TAC and GPRC deferral amounts and Societal Benefit Clause (SBC) revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals or on SBC revenue.
Other Operating Revenues increased $18 million due primarily to an increase from appliance services and a net increase from REC programs. The changes in revenues from REC programs are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs decreased $63 million. This is primarily offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance decreased $8 million due primarily to $23 million in lower Distribution expenditures and an $8 million reduction in damages, partially offset by increases of $17 million for voluntary severance costs and $9 million for higher clause and renewable expenditures.
Depreciation and Amortization increased $16 million due primarily to increases in depreciation due to higher plant placed in service and software amortization, partially offset by a decrease in the amortization of Regulatory Assets.
Other Income (Deductions) increased $3 million due primarily to an increase in investment income.
Net Non-Operating Pension and OPEB Credits (Costs) decreased $85 million due primarily to a $42 million increase in interest cost, a $35 million decrease in the expected return on plan assets and a $31 million decrease in the amortization of net prior service credits, partially offset by a $23 million decrease in the amortization of the net actuarial loss.
Interest Expense increased $26 million due primarily to March 2023 and March and December 2022 debt issuances.
Income Tax Expense decreased $57 million due primarily to lower pre-tax income, increased tax benefits from CEF program investments, the flowback of excess deferred income tax benefits and flow-through items in 2023.

PSEG Power & Other

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$902	$645	$257	40	$2,929	$1,258	$1,671	N/A
Energy Costs	196	372	(176)	(47)	859	1,233	(374)	(30)
Operation and Maintenance	315	317	(2)	(1)	598	648	(50)	(8)
Depreciation and Amortization	39	42	(3)	(7)	77	84	(7)	(8)
(Gains) Losses on Asset Dispositions and Impairments	—	(5)	5	N/A	—	38	(38)	N/A
Income from Equity Method Investments	—	7	(7)	N/A	1	11	(10)	(91)
Net Gains (Losses) on Trust Investments	57	(185)	242	N/A	103	(253)	356	N/A
Other Income (Deductions)	27	16	11	69	49	2	47	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	1	23	(22)	(96)	1	47	(46)	(98)
Interest Expense	63	43	20	47	131	77	54	70
Income Tax Expense (Benefit)	119	(89)	208	N/A	363	(330)	693	N/A

Three Months Ended June 30, 2023 as Compared to Three Months Ended June 30, 2022
Operating Revenues increased $257 million due primarily to changes in generation and gas supply and other operating revenues.
Generation Revenues increased $445 million due primarily to
•a net increase of $414 million due to MTM gains in 2023 as compared to MTM losses in 2022. Of this amount, there was a $553 million increase due to changes in forward prices in 2023 as compared to 2022, partially offset by a $139 million decrease due to positions reclassified to realized upon settlement, and
•a net increase of $59 million due primarily to higher average realized prices and volumes sold in 2023 in the PJM region,
•partially offset by a net decrease of $49 million due primarily to lower volumes of electricity sold under the BGS contracts, which ended in May 2023, and other load contracts.
Gas Supply Revenues decreased $189 million due primarily to
•a net decrease of $90 million related to sales to third parties, due primarily to $66 million from lower sales prices, and $24 million from lower sales volumes,
•a net decrease of $82 million in sales under the BGSS contract due primarily to $57 million from lower prices, and $25 million due to lower sales volumes, and
•a net decrease of $17 million due to lower MTM gains in 2023 as compared to 2022 due primarily to changes in forward prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $176 million primarily due to
Gas costs decreased $170 million due mainly to
•a net decrease of $91 million related to sales to third parties, due primarily to $69 million from the lower average cost of gas, and $22 million due to lower volumes sold, and
•a net decrease of $78 million related primarily to sales under the BGSS contract, of which $55 million was due to lower average cost of gas, and $23 million due to lower send out volumes.
Income from Equity Method Investments decreased $7 million due primarily to the sale of our ownership interest in Kalaeloa in May 2023.
Net Gains (Losses) on Trust Investments increased $242 million due primarily to NDT investments with $60 million of net unrealized gains on equity securities in 2023 as compared to $170 million of net unrealized losses in 2022 and a decrease of $7 million in net realized losses.
Other Income (Deductions) increased $11 million due primarily to interest income.
Non-Operating Pension and OPEB Credits (Costs) decreased $22 million due to a decrease in the expected return on plan assets, an increase in interest cost, a decrease in the amortization of the net prior service credit and an increase in the amortization of the net actuarial loss, partially offset by lower co-owner charges.
Interest Expense increased $20 million due primarily to the replacement of maturing debt at the parent company at higher rates, as well as higher rates on PSEG Power and parent company variable rate term loans.
Income Tax Expense (Benefit) increased $208 million due primarily to higher pre-tax income in 2023 and increased tax expense in 2023 on gains from the NDT qualified fund.
Six Months Ended June 30, 2023 as Compared to Six Months Ended June 30, 2022
Operating Revenues increased $1,671 million due primarily to changes in generation and gas supply and other operating revenues.
Generation Revenues increased $1,872 million due primarily to
•a net increase of $2,054 million due to MTM gains in 2023 as compared to MTM losses in 2022. Of this amount, there was a $1,746 million increase due to changes in forward prices in 2023 as compared to 2022 coupled with a $308 million increase due to positions reclassified to realized upon settlement,
•partially offset by a net decrease of $109 million due primarily to lower volumes of electricity sold under the BGS contracts, which ended in May 2023, and other load contracts,
•a net decrease of $39 million in capacity revenue due primarily to the sale of the fossil generating plants coupled with lower capacity prices in the PJM region, partially offset by decreases in capacity expenses due to lower load volumes served, and
•a net decrease of $37 million due primarily to volumes sold in the New England and New York regions in 2022 related to the fossil generating plants sold in February 2022, partially offset by higher average realized prices and volumes sold in 2023 in the PJM region.
Gas Supply Revenues decreased $207 million due primarily to
•a net decrease of $123 million related to sales to third parties, primarily due to lower sales prices,
•a net decrease of $44 million in sales under the BGSS contract due primarily to $114 million from lower sales volumes, partially offset by $70 million due to higher prices, and
•a net decrease of $40 million due to MTM losses in 2023 as compared to MTM gains in 2022 primarily due to positions reclassified to realized upon settlement, coupled with changes in forward prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $374 million due to
Generation costs decreased $226 million due primarily to
•a net decrease of $191 million in fuel and emission costs due primarily to the sale of the fossil generating plants, and
•a net decrease of $22 million in energy purchases due primarily to lower REC requirements caused by decreases in load served in the PJM region.
Gas costs decreased $148 million due mainly to
•a net decrease of $115 million related to sales to third parties, primarily due to the lower average cost of gas, and

•a net decrease of $32 million related primarily to sales under the BGSS contract, of which $100 million was due to lower send out volumes, partially offset by $68 million due to the higher average cost of gas.
Operation and Maintenance decreased $50 million due primarily to the sale of the fossil generating plants in February 2022.
Losses on Asset Dispositions and Impairments reflects a $38 million impairment loss due primarily to the sale of the fossil generating plants in February 2022. See Item 1. Note 3. Early Plant Retirements/Asset Dispositions and Impairments.
Income from Equity Method Investments decreased $10 million primarily due to the sale of our ownership interest in Kalaeloa in May 2023.
Net Gains (Losses) on Trust Investments increased $356 million due primarily to NDT investments with $111 million of net unrealized gains on equity securities in 2023 as compared to $231 million of net unrealized losses in 2022 and a decrease of $6 million in net realized losses.
Other Income (Deductions) increased $47 million due primarily to purchases of net operating loss tax benefits under the New Jersey Technology Tax Benefit Transfer Program in 2022 and higher interest income.
Non-Operating Pension and OPEB Credits (Costs) decreased $46 million due to a decrease in the expected return on plan assets, an increase in interest cost, a decrease in the amortization of the net prior service credit and an increase in the amortization of the net actuarial loss, partially offset by lower co-owner charges.
Interest Expense increased $54 million due primarily to the replacement of maturing debt at the parent company at higher rates, the issuance of a PSEG Power term loan in March 2022, as well as higher rates on PSEG Power and parent company variable rate term loans.
Income Tax Expense (Benefit) increased $693 million due primarily to higher pre-tax income in 2023.

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
For the six months ended June 30, 2023, our operating cash flow increased $2,053 million as compared to the same period in 2022. The net increase was primarily due to an inflow of $1,095 million in net cash collateral postings in 2023 as compared to a $1,244 million outflow in 2022 at PSEG Power and higher tax payments in 2022, partially offset by a net change at PSE&G, as discussed below.
PSE&G
PSE&G’s operating cash flow decreased $769 million from $1,312 million to $543 million for the six months ended June 30, 2023, as compared to the same period in 2022. The decrease was due primarily to lower cash collateral postings received from BGS suppliers, and an increase in vendor and electric energy payments and increases in materials and supplies to primarily support our electric Advanced Metering Infrastructure program. This was partially offset by a decrease in net accounts receivable due to improved collections following the delays from COVID-19 moratoriums.
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
During the second half of 2021 and continuing into 2023, forward energy prices have demonstrated considerable price volatility. This has led to significant variations in our collateral requirements. As of June 30, 2023, net cash collateral postings were approximately $426 million. While currently off their highs experienced during 2022, collateral postings could remain volatile in the future.

In January 2023, PSEG repaid $750 million of the $1.5 billion 364-day variable rate term loan that was issued in April 2022 and in April 2023 the remaining $750 million matured. In April 2023, PSEG entered into a new 364-day variable rate term loan agreement for $750 million. In May 2023, PSEG’s $500 million 364-day variable rate term loan matured. These term loans are not included in the credit facility amounts presented in the following table.
Our total committed credit facilities and available liquidity as of June 30, 2023 were as follows:

Company/Facility	As of June 30, 2023
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$152	$1,348
PSE&G	1,000	318	682
PSEG Power	1,650	191	1,459
Total	$4,150	$661	$3,489

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of June 30, 2023, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $709 million and $878 million as of June 30, 2023 and December 31, 2022, respectively.
For additional information, see Item 1. Note 11. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,
•PSEG has $750 million of 0.84% Senior Notes maturing in November 2023,
•PSEG has $750 million of 2.88% Senior Notes maturing in June 2024,
•PSE&G has $325 million of 3.25% Medium-Term Notes, Series M, due September 2023, and
•PSE&G has $250 million of 3.75% Medium-Term Notes, Series I, due March 2024.
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
For additional information see Item 1. Note 11. Debt and Credit Facilities.
Common Stock Dividends
On July 17, 2023, PSEG’s Board of Directors approved a $0.57 per share common stock dividend for the third quarter of 2023. This reflects an indicative annual dividend rate of $2.28 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 17. Earnings Per Share (EPS) and Dividends.
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
PSE&G
During the six months ended June 30, 2023, PSE&G made capital expenditures of $1,336 million, primarily for T&D system reliability and advanced electric metering. This excludes cost of removal, net of salvage, of $82 million associated with capital replacements, and expenditures for EE programs of approximately $203 million, which are included in operating cash flows.
PSEG Power & Other
During the six months ended June 30, 2023, PSEG Power & Other made capital expenditures of $61 million, excluding $47 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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
From April through June 2023, MTM VaR varied between a low of $54 million and a high of $86 million at the 95% confidence level. The range of VaR was narrower for the three months ended June 30, 2023 as compared with the year ended December 31, 2022.

	MTM VaR
	Three Months Ended June 30, 2023	Year Ended December 31, 2022
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$56	$122
Average for the Period	$66	$152
High	$86	$365
Low	$54	$70
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$87	$191
Average for the Period	$103	$239
High	$135	$572
Low	$85	$110

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
Internal Controls
PSEG and PSE&G
There have been no changes in internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K and the first quarter 2023 10-Q.
Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, certain of our officers and directors adopted or terminated trading plans for the sale of PSEG common stock which are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, as amended, as shown in the following table:

Name and Title	Action	Date	Aggregate Number of Shares to be Sold or Purchased	Expiration (A)
Rose M. Chernick	Adoption	May 22, 2023	Sell 1,800 shares	May 3, 2024
Vice President and Controller

(A)    Expires on the date shown or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan, including but not limited to termination of the plan by Ms. Chernick.

Federal Regulation
Transmission Planning Proceedings
December 31, 2022 Form 10-K page 10. In June 2023, FERC issued a rule directing the North American Electric Reliability Corporation (NERC) to either change existing reliability standards or create a new standard that will require regional transmission organizations (RTOs) like PJM to plan for extreme weather events. FERC also issued a rule directing RTOs to file one-time informational reports describing their current and future processes for conducting extreme weather assessments.
Capacity Market Issues
December 31, 2022 Form 10-K page 11 and March 31, 2023 Form 10-Q page 66. In June 2023, FERC approved PJM’s request to delay the base residual auctions for 2025-2029, starting with postponing the June 2023 base residual auction for delivery year 2025/2026 until June 2024 while PJM considers changes to its capacity markets. The following three base residual auctions would occur at six-month intervals. PJM is currently examining various capacity market reforms, including changes to how capacity resources are compensated for their availability and the imposition of more stringent winterization requirements.
Compliance—Reliability Standards
December 31, 2022 Form 10-K page 11 and March 31, 2023 Form 10-Q page 66. FERC and the NERC are conducting a joint inquiry into the operation of the Bulk Power System (BPS) during Winter Storm Elliott that struck in late 2022. We received and responded to information requests from FERC and NERC regarding the performance of our generators during the storm. Relatedly, in February 2023, FERC approved additional reliability standards governing extreme cold weather preparedness and operations, which will begin going into effect in 2024. In addition, FERC recently directed NERC to revise existing or develop new transmission planning standards that will require enhanced planning for extreme weather events.
State Regulation
New Jersey EMP and Future of Gas Stakeholder Proceeding
March 31, 2023 Form 10-Q page 66. In February 2023, Governor Murphy issued three EOs, one of which directs the BPU to immediately convene a stakeholder process on the future of gas to develop a plan to meet the State’s current EMP goal to reduce emissions by 50% versus 2006 levels by 2030. In March 2023, the BPU opened a stakeholder proceeding to implement such EO that will commence in August 2023 with a two-day technical conference. This proceeding will consider the possible development of a “clean heat standard” or other market mechanisms to support the State’s goals, among other things. Additionally, in April of 2023 the governor’s office Council on the Green Economy initiated a “Clean Buildings Working Group” that is considering pathways for building electrification and meeting gas utility emissions reduction goals, including development of a clean heat standard. PSE&G was invited to participate in this working group focused on strategic planning. We cannot predict the impact on our business or results of operations from these stakeholder proceedings, or any laws, rules, or regulations promulgated as a result thereof, particularly as they may relate to PSEG Power’s nuclear energy generating stations and PSE&G’s electric transmission and gas distribution assets.
Energy Efficiency, Triennial Review
March 31, 2023 Form 10-Q page 66. In May 2023, rather than issue a single Order as originally contemplated, the BPU issued its first Energy Efficiency Framework Order, which addresses program administration and design, cost recovery and filing requirements, among other things. In July 2023, the BPU issued a second Order related to the Energy Efficiency Framework. This Order addresses goals, a performance incentive mechanism, building decarbonization and demand response.
BGS Process
December 31, 2022 Form 10-K page 13 and March 31, 2023 Form 10-Q page 67. In June 2023, the State’s electric distribution companies (EDCs), including PSE&G, filed their annual joint proposal for the conduct of the February 2024 BGS auction covering energy years 2025 through 2027. As was directed by a November 2022 BPU order, PSE&G participated in a working group led by BPU Staff to consider proposals for a commercial direct current, fast-charging (DCFC) rate solution. PSE&G’s proposal included in the June 2023 joint EDC BGS filing is for a two-year DCFC BGS rate pilot program to begin June 1, 2024. Also in accordance with the November 2022 order’s directive that the EDCs implement a rate solution for residential EV charging customers, in May 2023, the BPU approved PSE&G’s proposal for a BGS time-of-use rate solution for residential EV charging, with rates effective June 1, 2023.
Environmental Matters
Environmental Justice (EJ)
December 31, 2022 Form 10-K page 16 and March 31, 2023 Form 10-Q page 67. In April 2023, the New Jersey Department of Environmental Protection (NJDEP) finalized its EJ regulations. The regulations supersede a previously issued EJ administrative order and require review of potential EJ impacts from a wide variety of environmental permit applications at certain designated facilities. The NJDEP may impose permit conditions or deny permits if the impacts cannot be satisfactorily mitigated. We do not currently anticipate that these regulations will have a material impact on the business, operations, financial position or cash flows of PSEG and PSE&G.
New Jersey Protecting Against Climate Threats (NJ PACT)
December 31, 2022 Form 10-K page 16. This NJDEP regulatory reform is expected to result in changes to existing air and land use regulations in response to anticipated impacts of climate change. It has already published a final, updated regulation pertaining to inland flood protection which is intended to protect new development from river or stream flooding, which went into effect in July 2023. We do not currently anticipate any specific material impacts from this regulation.
We continue to assess the potential impact of other proposed NJ PACT regulations, which include proposed real estate and land use regulations that could have cost implications for business operations, including the construction of new facilities or upgrades to existing utility infrastructure. Such expenditures could materially affect the continued economic viability and/or cost to construct one or more such facilities. However, the impacts of these new rules are both site and activity specific to the proposed development and therefore can only be determined during the project phases of specific projects.

ITEM 6.EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10.1:	2021 Long-Term Incentive Plan - Performance Share Units Award Agreement
Exhibit 10.2:	2021 Long-Term Incentive Plan - Restricted Stock Unit Award Agreement
Exhibit 10.3:	2021 Equity Compensation Plan for Outside Directors - Restricted Stock Unit Award Agreement
Exhibit 31:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 10.1:	2021 Long-Term Incentive Plan - Performance Share Units Award Agreement
Exhibit 10.2:	2021 Long-Term Incentive Plan - Restricted Stock Unit Award Agreement
Exhibit 10.3:	2021 Equity Compensation Plan for Outside Directors - Restricted Stock Unit Award Agreement
Exhibit 31.2:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 1, 2023

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
Date: August 1, 2023