Form 10-Q
period 2023-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2023-10-31
CIK 788784, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
(Cover continued on next page)

(Cover continued from previous page)
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 17, 2023, Public Service Enterprise Group Incorporated had outstanding 498,314,302 shares of its sole class of Common Stock, without par value.
As of October 17, 2023, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
OPERATING REVENUES	$2,456	$2,272	$8,632	$6,661
OPERATING EXPENSES
Energy Costs	831	1,012	2,517	3,022
Operation and Maintenance	792	765	2,279	2,310
Depreciation and Amortization	282	270	843	822
Losses on Asset Dispositions and Impairments	—	52	—	90
Total Operating Expenses	1,905	2,099	5,639	6,244
OPERATING INCOME	551	173	2,993	417
Income from Equity Method Investments	—	5	1	16
Net Gains (Losses) on Trust Investments	(40)	(97)	63	(352)
Other Income (Deductions)	41	43	132	86
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	(302)	94	(245)	282
Interest Expense	(185)	(163)	(550)	(450)
INCOME (LOSS) BEFORE INCOME TAXES	65	55	2,394	(1)
Income Tax Benefit (Expense)	74	59	(377)	244
NET INCOME	$139	$114	$2,017	$243
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	498	497	497	498
DILUTED	500	500	500	501
NET INCOME PER SHARE:
BASIC	$0.28	$0.23	$4.06	$0.49
DILUTED	$0.27	$0.22	$4.03	$0.48

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET INCOME	$139	$114	$2,017	$243
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $19, $24, $8 and $93 for the three and nine months ended 2023 and 2022, respectively	(31)	(39)	(13)	(146)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(4), $0, $(8) and $(1) for the three and nine months ended 2023 and 2022, respectively	11	1	21	2
Pension/OPEB adjustment, net of tax (expense) benefit of $(126), $0, $(129) and $0 for the three and nine months ended 2023 and 2022, respectively	322	—	329	1
Other Comprehensive Income (Loss), net of tax	302	(38)	337	(143)
COMPREHENSIVE INCOME	$441	$76	$2,354	$100

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$57	$465
Accounts Receivable, net of allowance of $279 in 2023 and $323 in 2022	1,417	1,944
Tax Receivable	8	79
Unbilled Revenues, net of allowance of $4 in 2023 and $16 in 2022	165	322
Fuel	284	420
Materials and Supplies, net	686	540
Prepayments	297	93
Derivative Contracts	70	18
Regulatory Assets	257	369
Assets Held for Sale	—	20
Other	42	33
Total Current Assets	3,283	4,303
PROPERTY, PLANT AND EQUIPMENT	47,990	45,924
Less: Accumulated Depreciation and Amortization	(10,536)	(9,982)
Net Property, Plant and Equipment	37,454	35,942
NONCURRENT ASSETS
Regulatory Assets	4,911	4,404
Operating Lease Right-of-Use Assets	178	176
Long-Term Investments	298	624
Nuclear Decommissioning Trust (NDT) Fund	2,316	2,230
Long-Term Tax Receivable	—	5
Long-Term Receivable of Variable Interest Entity (VIE)	563	551
Rabbi Trust Fund	167	183
Intangibles	23	14
Derivative Contracts	36	15
Other	323	271
Total Noncurrent Assets	8,815	8,473
TOTAL ASSETS	$49,552	$48,718

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2023	December 31, 2022
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$2,000	$1,575
Commercial Paper and Loans	695	2,200
Accounts Payable	1,120	1,271
Derivative Contracts	60	124
Accrued Interest	162	134
Accrued Taxes	12	12
Clean Energy Program	186	145
Obligation to Return Cash Collateral	93	290
Regulatory Liabilities	385	384
Other	477	545
Total Current Liabilities	5,190	6,680
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,478	5,725
Regulatory Liabilities	2,124	2,240
Operating Leases	173	169
Asset Retirement Obligations	1,531	1,499
OPEB Costs	395	410
OPEB Costs of Servco	472	455
Accrued Pension Costs	428	705
Accrued Pension Costs of Servco	76	82
Environmental Costs	220	231
Derivative Contracts	5	33
Long-Term Accrued Taxes	55	66
Other	200	199
Total Noncurrent Liabilities	12,157	11,814
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	17,039	16,495
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2023 and 2022—534 shares	5,008	5,065
Treasury Stock, at cost, 2023 and 2022—36 and 37 shares, respectively	(1,384)	(1,377)
Retained Earnings	11,755	10,591
Accumulated Other Comprehensive Loss	(213)	(550)
Total Stockholders’ Equity	15,166	13,729
Total Capitalization	32,205	30,224
TOTAL LIABILITIES AND CAPITALIZATION	$49,552	$48,718

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,017	$243
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	843	822
Amortization of Nuclear Fuel	144	141
Losses on Asset Dispositions and Impairments	—	90
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	4	50
Provision for Deferred Income Taxes and ITC	293	(460)
Non-Cash Employee Benefit Plan (Credits) Costs	357	(179)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(1,041)	1,249
Cost of Removal	(121)	(94)
Net Change in Regulatory Assets and Liabilities	(245)	(199)
Net (Gains) Losses and (Income) Expense from NDT Fund	(107)	303
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	71	1
Accrued Taxes	—	(98)
Prepayments	(204)	(90)
Cash Collateral	1,175	(1,317)
Obligation to Return Cash Collateral	(197)	253
Other Current Assets and Liabilities	137	25
Employee Benefit Plan Funding and Related Payments	(31)	(25)
Other	1	(14)
Net Cash Provided By (Used In) Operating Activities	3,096	701
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,360)	(2,088)
Proceeds from Sales of Trust Investments	998	1,281
Purchases of Trust Investments	(1,025)	(1,309)
Proceeds from Sales of Equity Method Investments	291	—
Proceeds from Sales of Long-Lived Assets	20	1,914
Other	46	(97)
Net Cash Provided By (Used In) Investing Activities	(2,030)	(299)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(5)	(784)
Proceeds from Short-Term Loans	750	2,000
Payment of Short-Term Loans	(2,250)	(2,500)
Issuance of Long-Term Debt	1,800	1,750
Payment of Long-Term Debt	(825)	—
Payments for Share Repurchase Program	—	(500)
Cash Dividends Paid on Common Stock	(853)	(810)
Other	(94)	(3)
Net Cash Provided By (Used In) Financing Activities	(1,477)	(847)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(411)	(445)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	511	863
Cash, Cash Equivalents and Restricted Cash at End of Period	$100	$418
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$97	$352
Interest Paid, Net of Amounts Capitalized	$501	$416
Accrued Property, Plant and Equipment Expenditures	$425	$367

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of June 30, 2023	534	$5,054	(37)	$(1,386)	$11,900	$(515)	$15,053
Net Income	—	—	—	—	139	—	139
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(111)	—	—	—	—	—	302	302
Comprehensive Income							441
Cash Dividends at $0.57 per share on Common Stock	—	—	—	—	(284)	—	(284)
Other	—	(46)	1	2	—	—	(44)
Balance as of September 30, 2023	534	$5,008	(36)	$(1,384)	$11,755	$(213)	$15,166

Balance as of June 30, 2022	534	$5,038	(37)	$(1,382)	$10,227	$(455)	$13,428
Net Income	—	—	—	—	114	—	114
Other Comprehensive Income (Loss), net of tax (expense) benefit of $24	—	—	—	—	—	(38)	(38)
Comprehensive Income							76
Cash Dividends at $0.54 per share on Common Stock	—	—	—	—	(269)	—	(269)
Other	—	14	—	2	—	—	16
Balance as of September 30, 2022	534	$5,052	(37)	$(1,380)	$10,072	$(493)	$13,251

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2022	534	$5,065	(37)	$(1,377)	$10,591	$(550)	$13,729
Net Income	—	—	—	—	2,017	—	2,017
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(129)	—	—	—	—	—	337	337
Comprehensive Income							2,354
Cash Dividends at $1.71 per share on Common Stock	—	—	—	—	(853)	—	(853)
Other	—	(57)	1	(7)	—	—	(64)
Balance as of September 30, 2023	534	$5,008	(36)	$(1,384)	$11,755	$(213)	$15,166

Balance as of December 31, 2021	534	$5,045	(30)	$(896)	$10,639	$(350)	$14,438
Net Income	—	—	—	—	243	—	243
Other Comprehensive Income (Loss), net of tax (expense) benefit of $92	—	—	—	—	—	(143)	(143)
Comprehensive Income							100
Cash Dividends at $1.62 per share on Common Stock	—	—	—	—	(810)	—	(810)
Payments for Share Repurchase Program	—	—	(7)	(500)	—	—	(500)
Other	—	7	—	16	—	—	23
Balance as of September 30, 2022	534	$5,052	(37)	$(1,380)	$10,072	$(493)	$13,251

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
OPERATING REVENUES	$1,999	$1,953	$5,954	$5,905
OPERATING EXPENSES
Energy Costs	765	791	2,300	2,389
Operation and Maintenance	459	452	1,348	1,349
Depreciation and Amortization	244	229	728	697
Gain on Asset Dispositions	—	(1)	—	(1)
Total Operating Expenses	1,468	1,471	4,376	4,434
OPERATING INCOME	531	482	1,578	1,471
Net Gains (Losses) on Trust Investments	—	—	—	(2)
Other Income (Deductions)	21	25	65	66
Net Non-Operating Pension and OPEB Credits (Costs)	30	70	86	211
Interest Expense	(128)	(109)	(364)	(319)
INCOME BEFORE INCOME TAXES	454	468	1,365	1,427
Income Tax Expense	(53)	(69)	(141)	(214)
NET INCOME	$401	$399	$1,224	$1,213

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
NET INCOME	$401	$399	$1,224	$1,213
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0, $0 and $2 for the three and nine months ended 2023 and 2022, respectively	(1)	(2)	—	(6)
COMPREHENSIVE INCOME	$400	$397	$1,224	$1,207

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$26	$220
Accounts Receivable, net of allowance of $279 in 2023 and $323 in 2022	1,052	1,075
Accounts Receivable—Affiliated Companies	20	—
Unbilled Revenues, net of allowance of $4 in 2023 and $16 in 2022	165	322
Materials and Supplies, net	438	307
Prepayments	161	7
Regulatory Assets	257	369
Other	41	32
Total Current Assets	2,160	2,332
PROPERTY, PLANT AND EQUIPMENT	42,933	41,045
Less: Accumulated Depreciation and Amortization	(8,563)	(8,215)
Net Property, Plant and Equipment	34,370	32,830
NONCURRENT ASSETS
Regulatory Assets	4,911	4,404
Operating Lease Right-of-Use Assets	96	86
Long-Term Investments	124	143
Rabbi Trust Fund	30	32
Other	176	133
Total Noncurrent Assets	5,337	4,798
TOTAL ASSETS	$41,867	$39,960

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2023	December 31, 2022
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$500	$825
Commercial Paper and Loans	100	—
Accounts Payable	721	703
Accounts Payable—Affiliated Companies	169	485
Accrued Interest	123	113
Clean Energy Program	186	145
Obligation to Return Cash Collateral	93	290
Regulatory Liabilities	385	384
Other	376	416
Total Current Liabilities	2,653	3,361
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	5,808	5,348
Regulatory Liabilities	2,124	2,240
Operating Leases	86	77
Asset Retirement Obligations	377	384
OPEB Costs	242	255
Accrued Pension Costs	253	397
Environmental Costs	163	173
Long-Term Accrued Taxes	9	9
Other	161	163
Total Noncurrent Liabilities	9,223	9,046
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
CAPITALIZATION
LONG-TERM DEBT	13,160	11,871
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2023 and 2022—132 shares	892	892
Contributed Capital	1,170	1,170
Basis Adjustment	986	986
Retained Earnings	13,788	12,639
Accumulated Other Comprehensive Income (Loss)	(5)	(5)
Total Stockholder’s Equity	16,831	15,682
Total Capitalization	29,991	27,553
TOTAL LIABILITIES AND CAPITALIZATION	$41,867	$39,960

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,224	$1,213
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	728	697
Provision for Deferred Income Taxes and ITC	129	114
Non-Cash Employee Benefit Plan (Credits) Costs	6	(135)
Cost of Removal	(121)	(94)
Net Change in Regulatory Assets and Liabilities	(245)	(199)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	177	127
Materials and Supplies	(130)	(42)
Prepayments	(154)	(93)
Accounts Payable	(20)	27
Accounts Receivable/Payable—Affiliated Companies, net	(334)	(241)
Obligation to Return Cash Collateral	(197)	253
Other Current Assets and Liabilities	(42)	6
Employee Benefit Plan Funding and Related Payments	(17)	(12)
Other	(52)	(35)
Net Cash Provided By (Used In) Operating Activities	952	1,586
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,149)	(1,871)
Proceeds from Sales of Trust Investments	4	11
Purchases of Trust Investments	(3)	(10)
Solar Loan Investments	14	19
Other	2	5
Net Cash Provided By (Used In) Investing Activities	(2,132)	(1,846)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	100	—
Issuance of Long-Term Debt	1,800	500
Redemption of Long-Term Debt	(825)	—
Cash Dividend Paid	(75)	(225)
Other	(17)	(5)
Net Cash Provided By (Used In) Financing Activities	983	270
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(197)	10
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	266	339
Cash, Cash Equivalents and Restricted Cash at End of Period	$69	$349
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$111	$141
Interest Paid, Net of Amounts Capitalized	$339	$303
Accrued Property, Plant and Equipment Expenditures	$369	$301

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of June 30, 2023	$892	$1,170	$986	$13,462	$(4)	$16,506
Net Income	—	—	—	401	—	401
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	(1)	(1)
Comprehensive Income						400
Cash Dividend Paid	—	—	—	(75)	—	(75)
Balance as of September 30, 2023	$892	$1,170	$986	$13,788	$(5)	$16,831

Balance as of June 30, 2022	$892	$1,170	$986	$12,338	$(3)	$15,383
Net Income	—	—	—	399	—	399
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	(2)	(2)
Comprehensive Income						397
Cash Dividend Paid	—	—	—	(225)	—	(225)
Balance as of September 30, 2022	$892	$1,170	$986	$12,512	$(5)	$15,555

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
						Total
Balance as of December 31, 2022	$892	$1,170	$986	$12,639	$(5)	$15,682
Net Income	—	—	—	1,224	—	1,224
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						1,224
Cash Dividend Paid	—	—	—	(75)	—	(75)
Balance as of September 30, 2023	$892	$1,170	$986	$13,788	$(5)	$16,831

Balance as of December 31, 2021	$892	$1,170	$986	$11,524	$1	$14,573
Net Income	—	—	—	1,213	—	1,213
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	—	(6)	(6)
Comprehensive Income						1,207
Cash Dividend Paid	—	—	—	(225)	—	(225)
Balance as of September 30, 2022	$892	$1,170	$986	$12,512	$(5)	$15,555

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
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2022) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of December 31, 2022
Cash and Cash Equivalents	$220	$245	$465
Restricted Cash in Other Current Assets	27	—	27
Restricted Cash in Other Noncurrent Assets	19	—	19
Cash, Cash Equivalents and Restricted Cash	$266	$245	$511

As of September 30, 2023
Cash and Cash Equivalents	$26	$31	$57
Restricted Cash in Other Current Assets	23	—	23
Restricted Cash in Other Noncurrent Assets	20	—	20
Cash, Cash Equivalents and Restricted Cash	$69	$31	$100

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2023
Revenues from Contracts with Customers
Electric Distribution	$1,281	$—	$—	$1,281
Gas Distribution	147	—	—	147
Transmission	422	—	—	422
Electricity and Related Product Sales
PJM
Third-Party Sales	—	216	—	216
Sales to Affiliates	—	32	(32)	—
ISO-NE	—	3	—	3
Gas Sales
Third-Party Sales	—	44	—	44
Sales to Affiliates	—	55	(55)	—
Other Revenues from Contracts with Customers (B)	90	163	(2)	251
Total Revenues from Contracts with Customers	1,940	513	(89)	2,364
Revenues Unrelated to Contracts with Customers (C)	59	33	—	92
Total Operating Revenues	$1,999	$546	$(89)	$2,456

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2023
Revenues from Contracts with Customers
Electric Distribution	$2,795	$—	$—	$2,795
Gas Distribution	1,380	—	—	1,380
Transmission	1,251	—	—	1,251
Electricity and Related Product Sales
PJM
Third-Party Sales	—	703	—	703
Sales to Affiliates	—	90	(90)	—
ISO-NE	—	9	—	9
Gas Sales
Third-Party Sales	—	156	—	156
Sales to Affiliates	—	703	(703)	—
Other Revenues from Contracts with Customers (B)	262	469	(4)	727
Total Revenues from Contracts with Customers	5,688	2,130	(797)	7,021
Revenues Unrelated to Contracts with Customers (C)	266	1,345	—	1,611
Total Operating Revenues	$5,954	$3,475	$(797)	$8,632

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2022
Revenues from Contracts with Customers
Electric Distribution	$1,282	$—	$—	$1,282
Gas Distribution	160	—	—	160
Transmission	400	—	—	400
Electricity and Related Product Sales
PJM
Third-Party Sales	—	633	—	633
Sales to Affiliates	—	34	(34)	—
ISO-NE	—	4	—	4
Gas Sales
Third-Party Sales	—	144	—	144
Sales to Affiliates	—	77	(77)	—
Other Revenues from Contracts with Customers (B)	94	160	(3)	251
Total Revenues from Contracts with Customers	1,936	1,052	(114)	2,874
Revenues Unrelated to Contracts with Customers (C)	17	(619)	—	(602)
Total Operating Revenues	$1,953	$433	$(114)	$2,272

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2022
Revenues from Contracts with Customers
Electric Distribution	$2,838	$—	$—	$2,838
Gas Distribution	1,524	—	(1)	1,523
Transmission	1,188	—	—	1,188
Electricity and Related Product Sales
PJM
Third-Party Sales	—	1,690	—	1,690
Sales to Affiliates	—	125	(125)	—
NYISO	—	88	—	88
ISO-NE	—	93	—	93
Gas Sales
Third-Party Sales	—	357	—	357
Sales to Affiliates	—	805	(805)	—
Other Revenues from Contracts with Customers (B)	273	456	(4)	725
Total Revenues from Contracts with Customers	5,823	3,614	(935)	8,502
Revenues Unrelated to Contracts with Customers (C)	82	(1,923)	—	(1,841)
Total Operating Revenues	$5,905	$1,691	$(935)	$6,661

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of September 30, 2023 and December 31, 2022. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 19% and 20% of accounts receivable (including unbilled revenues) as of September 30, 2023 and December 31, 2022, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported on the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the COVID-19 pandemic on the outstanding balances as of September 30, 2023. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. As of September 30, 2023, PSE&G had a deferred balance of $141 million from electric bad debts recorded as a Regulatory Asset. In addition, as of September 30, 2023, PSE&G had deferred incremental gas bad debt expense of $68 million as a Regulatory Asset for future regulatory recovery due to the impact of the coronavirus pandemic. See Note 5. Rate Filings for additional information.
The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months and nine months ended September 30, 2023 and 2022:

Three Months Ended September 30, 2023
Millions
Balance as of June 30, 2023	$294
Utility Customer and Other Accounts
Provision	38
Write-offs, net of Recoveries of $7 million	(49)
Balance as of September 30, 2023	$283

Nine Months Ended September 30, 2023
Millions
Balance as of January 1, 2023	$339
Utility Customer and Other Accounts
Provision	62
Write-offs, net of Recoveries of $20 million	(118)
Balance as of September 30, 2023	$283

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

PSEG Power & Other
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of September 30, 2023 and December 31, 2022.
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
PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs, wholesale load contracts and capacity sales which are executed in the different ISO regions, and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of September 30, 2023 or December 31, 2022. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
PSEG LI did not have any material contract balances as of September 30, 2023 and December 31, 2022.
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
Bilateral capacity contracts—Capacity obligations pursuant to contract terms through 2029 are anticipated to result in revenues totaling $23 million.
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
In July 2023, PSEG Power completed the sale of its 50% ownership interest in Kalaeloa. The sale proceeds approximated PSEG Power's carrying value of the investment; therefore, no material gain or loss was recognized upon disposition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2022, Energy Holdings recorded a $53 million pre-tax impairment related to one of its domestic energy generating facilities. In March 2023, Energy Holdings completed the sale of this domestic energy generating facility and recorded an immaterial pre-tax gain.
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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $140 million and $137 million for the three months ended September 30, 2023 and 2022, respectively, and $397 million and $389 million for the nine months ended September 30, 2023 and 2022, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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
In September 2023, the BPU approved on a provisional basis PSE&G’s June 2023 request to decrease its BGSS rate to approximately 40 cents per therm, effective October 1, 2023.
The BGSS rate has decreased a total of 25 cents from approximately 65 cents per therm as of January 1, 2023 to 40 cents per therm as of October 1, 2023.
CIP—In February 2023, the BPU gave final approval for PSE&G to recover approximately $52 million of deficient electric revenues that resulted from the 12-month period ended May 31, 2022, with approximately $18 million approved for recovery

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In September 2023, the BPU provisionally approved PSE&G’s gas CIP petition to recover $110 million of deficient gas revenues comprised of approximately $99 million for the most recent gas CIP annual period ended September 30, 2023, and an additional $11 million carryover underrecovery from the prior CIP period. The revenue deficiency is the result of lower revenues as compared to a baseline established in PSE&G’s most recent distribution base rate proceeding. New rates are effective October 1, 2023 and PSE&G expects to recover the full $110 million deficiency over a 12-month period.
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
As of September 30, 2023, PSE&G has deferred approximately $131 million as a Regulatory Asset for its net incremental costs, including $68 million for incremental gas bad debt expense associated with customer accounts receivable. PSE&G expects its COVID-19 Regulatory Asset balance is probable of recovery under the BPU orders.
Energy Strong II—In April 2023, the BPU approved PSE&G’s updated filing for annual electric and gas revenue increases of $16 million and $4 million, respectively, effective May 1, 2023. These increases represent the return on and of Energy Strong II investments placed in service through January 2023.
In October 2023, the BPU approved PSE&G’s updated filing for an annual increase in electric revenues of approximately $9 million associated with capitalized electric investment costs of the Energy Strong II program, with new rates effective November 1, 2023. This increase represents the return on and of actual investments through July 31, 2023.
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
Pension—In February 2023, the BPU approved an accounting order authorizing PSE&G to modify its method for calculating the amortization of the net actuarial gain or loss component of pension expense for ratemaking purposes. This methodology change for ratemaking purposes is effective for the calendar year ending December 31, 2023 and forward. As of September 30, 2023, PSE&G has deferred $43 million as a Regulatory Asset under this methodology.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2023, PSE&G submitted its annual 2023 TAC filing, seeking approval to increase annual electric and gas revenues by approximately $61 million and $44 million, respectively.
Transmission Formula Rates—In June 2023, PSE&G filed with FERC its 2022 true-up adjustment pertaining to its transmission formula rates in effect for calendar year 2022, as established by its 2022 annual forecast filing. The June 2023 true-up filing resulted in an approximate $21 million decrease in the 2022 annual revenue requirement from the revenue requirement numbers contained in the forecast filing. PSE&G had previously recognized the majority of the lower revenue requirement in its 2022 Consolidated Statement of Operations.
In October 2023, PSE&G filed its Annual Transmission Formula Rate Update with FERC, which will result in a $58 million increase in annual transmission revenue effective January 1, 2024, subject to true-up.
ZEC Program—In January 2023, the BPU approved PSE&G’s petition to set the ZEC refund component of the tariff rate to zero effective February 1, 2023 as overcollections for the ZEC Energy Year ended May 31, 2022 totaling $1.3 million, including interest, were refunded to customers in 2022 through January 2023.
In August 2023, the BPU approved the final ZEC price of $9.88 per MWh for the energy year ended May 31, 2023. As a result, PSE&G purchased approximately $165 million in ZECs including interest, from the eligible nuclear plants selected by the BPU with the final payment made in August 2023. As total customer collections equaled the required ZEC payments, there were no overcollected revenues from customers for the Energy Year ended May 31, 2023.

Note 6. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of September 30, 2023, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 7. Financing Receivables. There was no significant change in amounts reported in Note 8. Leases in the Annual Report on Form 10-K for the year ended December 31, 2022 for operating leases in which PSEG and its subsidiaries are lessees.
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
Energy Holdings is the lessor in leveraged leases. See Note 7. Financing Receivables.
Energy Holdings is the lessor in an operating lease for a domestic energy generation facility with remaining terms through 2036, and in real estate assets with remaining terms through 2049. As of September 30, 2023, Energy Holdings’ property subject to these leases had a total carrying value of $30 million.
In September 2022, Energy Holdings recorded a $53 million pre-tax impairment related to one of its domestic energy generating facilities. In March 2023, Energy Holdings completed the sale of this domestic energy generating facility and recorded an immaterial pre-tax gain.
The following is the operating lease income for the three months and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	Millions
Fixed Lease Income	$7	$8	$19	$24
Total Operating Lease Income	$7	$8	$19	$24

Note 7. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Programs and conducts a comprehensive credit review for all prospective borrowers. As of September 30, 2023, none of the solar loans were impaired; however, in the event of a loan default, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	September 30, 2023	December 31, 2022
	Millions
Commercial/Industrial	$66	$85
Residential	3	4
Total	69	89
Current Portion (included in Accounts Receivable)	(24)	(27)
Noncurrent Portion (included in Long-Term Investments)	$45	$62

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of September 30, 2023	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$5	prior to 2013	10 years	15 years
Solar Loan II	33	prior to 2015	10 years	15 years
Solar Loan III	31	largely funded as of September 30, 2023	10 years	10 years
Total	$69

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of September 30, 2023 and have an average remaining life of approximately three years. There are no remaining residential loans outstanding under the Solar Loan I program.
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
Leveraged leases outstanding as of September 30, 2023 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investments as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023	December 31, 2022
	Millions
Lease Receivables (net of Non-Recourse Debt)	$223	$249
Unearned and Deferred Income	(65)	(74)
Gross Investments in Leases	158	175
Deferred Tax Liabilities	(35)	(39)
Net Investments in Leases	$123	$136

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of September 30, 2023
As of September 30, 2023
Millions
AA	$7
A-	43
BBB+ to BBB	173
Total	$223

PSEG recorded no credit losses for the leveraged leases existing on September 30, 2023. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of September 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$472	$280	$(8)	$744
International	372	80	(23)	429
Total Equity Securities	844	360	(31)	1,173
Available-for-Sale Debt Securities
Government	760	—	(117)	643
Corporate	559	—	(61)	498
Total Available-for-Sale Debt Securities	1,319	—	(178)	1,141
Total NDT Fund Investments (A)	$2,163	$360	$(209)	$2,314

(A)The NDT Fund Investments table excludes cash and foreign currency of $2 million as of September 30, 2023, which is part of the NDT Fund.

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
Net unrealized gains (losses) on debt securities of $(104) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2023. The portion of net unrealized gains (losses) recognized in the third quarter and first nine months of 2023 related to equity securities still held as of September 30, 2023 was $(34) million and $79 million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2023	December 31, 2022
	Millions
Accounts Receivable	$18	$14
Accounts Payable	$12	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2023				As of December 31, 2022
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$96	$(6)	$4	$(2)	$90	$(10)	$9	$(2)
International	87	(8)	44	(15)	88	(12)	38	(16)
Total Equity Securities	183	(14)	48	(17)	178	(22)	47	(18)
Available-for-Sale Debt Securities
Government (B)	213	(12)	426	(105)	301	(27)	292	(67)
Corporate (C)	139	(5)	338	(56)	221	(21)	249	(48)
Total Available-for-Sale Debt Securities	352	(17)	764	(161)	522	(48)	541	(115)
NDT Trust Investments	$535	$(31)	$812	$(178)	$700	$(70)	$588	$(133)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	Millions
Proceeds from NDT Fund Sales (A)	$268	$404	$972	$1,218
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$19	$13	$65	$63
Gross Realized Losses	(16)	(38)	(71)	(103)
Net Realized Gains (Losses) on NDT Fund (B)	3	(25)	(6)	(40)
Net Unrealized Gains (Losses) on Equity Securities	(42)	(70)	69	(301)
Net Gains (Losses) on NDT Fund Investments	$(39)	$(95)	$63	$(341)

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
The NDT Fund debt securities held as of September 30, 2023 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$18
1 - 5 years	293
6 - 10 years	212
11 - 15 years	61
16 - 20 years	94
Over 20 years	463
Total NDT Available-for-Sale Debt Securities	$1,141

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$11	$6	$—	$17
Available-for-Sale Debt Securities
Government	109	—	(25)	84
Corporate	82	—	(16)	66
Total Available-for-Sale Debt Securities	191	—	(41)	150
Total Rabbi Trust Investments	$202	$6	$(41)	$167

	As of December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$14	$6	$—	$20
Available-for-Sale Debt Securities
Government	110	—	(21)	89
Corporate	89	—	(15)	74
Total Available-for-Sale Debt Securities	199	—	(36)	163
Total Rabbi Trust Investments	$213	$6	$(36)	$183

Net unrealized gains (losses) on debt securities of $(30) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2023. The portion of net unrealized gains (losses) recognized during the third quarter and first nine months of 2023 related to equity securities still held as of September 30, 2023 was $(2) million and $1 million, respectively.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2023	December 31, 2022
Millions
Accounts Receivable	$1	$1
Accounts Payable	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2023				As of December 31, 2022
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$6	$—	$78	$(25)	$32	$(5)	$57	$(16)
Corporate (B)	9	(1)	57	(15)	35	(5)	39	(10)
Total Available-for-Sale Debt Securities	15	(1)	135	(40)	67	(10)	96	(26)
Rabbi Trust Investments	$15	$(1)	$135	$(40)	$67	$(10)	$96	$(26)

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
The proceeds from the sales of and the net losses on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	Millions
Proceeds from Rabbi Trust Sales	$9	$15	$26	$63
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$—	$5	$3
Gross Realized Losses	(1)	(1)	(6)	(7)
Net Realized Gains (Losses) on Rabbi Trust (A)	—	(1)	(1)	(4)
Net Unrealized Gains (Losses) on Equity Securities	(1)	(1)	1	(7)
Net Gains (Losses) on Rabbi Trust Investments	$(1)	$(2)	$—	$(11)

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of September 30, 2023 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$8
1 - 5 years	26
6 - 10 years	16
11 - 15 years	9
16 - 20 years	17
Over 20 years	74
Total Rabbi Trust Available-for-Sale Debt Securities	$150

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
The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of	As of
	September 30, 2023	December 31, 2022
	Millions
PSE&G	$30	$32
PSEG Power & Other	137	151
Total Rabbi Trust Investments	$167	$183

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
The following table provides the components of net periodic benefit costs (credits) relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco. Net periodic pension benefit costs are reduced in 2023 as a result of an accounting order from the BPU authorizing PSE&G to modify its method for calculating the amortization of the net actuarial gain or loss component of pension expense for rate making purposes. See Note 5. Rate Filings. Amounts shown do not reflect the impacts of capitalization, co-owner allocations and the 2023 BPU accounting order. Only the service cost component is eligible for capitalization, when applicable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$23	$35	$1	$2	$68	$106	$3	$5
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	62	42	10	6	200	125	31	19
Expected Return on Plan Assets	(87)	(120)	(8)	(11)	(278)	(362)	(25)	(32)
Amortization of Net
Prior Service Credit	—	—	(13)	(32)	—	—	(39)	(96)
Actuarial Loss (Gain)	19	15	(1)	4	67	45	(2)	11
Settlement Charge Resulting from Pension Lift-Out	332	—	—	—	332	—	—	—
Non-Service Components of Pension and OPEB (Credits) Costs	326	(63)	(12)	(33)	321	(192)	(35)	(98)
Total Benefit (Credits) Costs	$349	$(28)	$(11)	$(31)	$389	$(86)	$(32)	$(93)

Pension and OPEB (credits) costs for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Millions
PSE&G	$10	$(18)	$(11)	$(27)	$37	$(53)	$(31)	$(82)
PSEG Power & Other	339	(10)	—	(4)	352	(33)	(1)	(11)
Total Benefit (Credits) Costs	$349	$(28)	$(11)	$(31)	$389	$(86)	$(32)	$(93)

PSEG does not plan to contribute to its pension and OPEB plans in 2023.
In July 2023, PSEG and Fiduciary Counselors Inc., as independent fiduciary of the Pension Plan of Public Service Enterprise Group Incorporated and Pension Plan of Public Service Enterprise Group Incorporated II (together, the Plans), entered into a commitment agreement (for a “lift-out”) with The Prudential Insurance Company of America (the Insurer) under which the Plans agreed to purchase a nonparticipating single premium group annuity contract that has transferred to the Insurer approximately $1 billion of the Plans’ defined benefit pension obligations and associated Plan assets related to certain pension benefits. The contract covers approximately 2,000 retirees from PSEG Power & Other, excluding Services (Participants). To the extent provided in the contract, the Insurer has made an irrevocable commitment, and will be solely responsible, to pay benefits of each Participant that are due on and after December 31, 2023. The transaction will result in no changes to the amount of benefits payable to Participants.
PSEG completed the transaction in August 2023. As a result of the transaction, PSEG recognized a one-time settlement charge of $332 million ($239 million, net of tax) in the third quarter of 2023 related to the immediate recognition of unamortized net actuarial loss associated with the portion of the pension involved in the transaction.

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. As of September 30, 2023, Servco completed its entire 2023 annual planned contribution to its pension plan. Servco’s pension-related revenues and costs were $9 million and $15 million for the three months ended September 30, 2023 and 2022, respectively, and $18 million and $30 million for the nine months ended September 30, 2023 and 2022, respectively. The OPEB-related revenues earned and costs incurred were $3 million and $2 million for the three months ended September 30, 2023 and 2022, respectively, and $9 million and $7 million for the nine months ended September 30, 2023 and 2022, respectively.

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
The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2023 and December 31, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
	September 30, 2023	December 31, 2022
	Millions
Face Value of Outstanding Guarantees	$1,435	$1,601
Exposure under Current Guarantees	$77	$198

Letters of Credit Margin Posted	$7	$87
Letters of Credit Margin Received	$57	$38

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(1)	$(1)
Net Broker Balance Deposited (Received)	$347	$1,522

Additional Amounts Posted
Other Letters of Credit	$180	$156

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
Two PRPs, Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus), have filed for Chapter 11 bankruptcy. The trust representing the creditors in this proceeding has reached a settlement with Tierra’s and Maxus’ current and former parent entities, among others. PSE&G and PSEG Power do not anticipate any impact on their respective Passaic River reserves from this development.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2023, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its assessment of the continued ability to recover such costs in its rates. PSEG Power has an Environmental Liability of $13 million.
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
MGP Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $205 million and $224 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $205 million as of September 30, 2023. Of this amount, $45 million was recorded in Other Current Liabilities and $160 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $205 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
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
As of September 30, 2023, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2027
Millions
Nuclear Fuel
Uranium	$410
Enrichment	$331
Fabrication	$185
Natural Gas	$1,069

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
BPU Audit of PSE&G
In 2020, the BPU ordered the commencement of a comprehensive affiliate and management audit of PSE&G. It has been more than ten years since the BPU last conducted a management and affiliate audit of this kind of PSE&G, which is initiated periodically as required by New Jersey statutes/regulations. Phase 1 of the audit reviews affiliate relations and cost allocation between PSE&G and its affiliates, including an analysis of the relationship between PSE&G and PSEG Energy Resources & Trade, LLC, a wholly owned subsidiary of PSEG Power over the past ten years, and between PSE&G and PSEG LI. Phase 2 is a comprehensive management audit, which addresses, among other things, executive management, corporate governance, system operations, human resources, cyber security, compliance with customer protection requirements and customer safety. The audit officially began in late May 2021. The BPU Audit Staff submitted the final audit report to the BPU in June 2023. The report is currently pending a public comment period. It is not possible at this time to predict the outcome of this matter.

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

Note 11. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the nine months ended September 30, 2023:
PSE&G
•issued $500 million of 4.65% Secured Medium-Term Notes (Green Bond), Series P, due March 2033,
•issued $400 million of 5.13% Secured Medium-Term Notes (Green Bond), Series P, due March 2053,
•issued $500 million of 5.20% Secured Medium-Term Notes, Series P, due August 2033,
•issued $400 million of 5.45% Secured Medium-Term Notes, Series P, due August 2053,
•retired $500 million of 2.38% Secured Medium-Term Notes, Series I, at maturity, and
•retired $325 million of 3.25% Secured Medium-Term Notes, Series M, at maturity.
In October 2023, PSEG issued $600 million of 5.88% Senior Notes, due October 2028 and $400 million of 6.13% Senior Notes, due October 2033.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of September 30, 2023, the total available credit capacity was $3.7 billion.
As of September 30, 2023, no single institution represented more than 10% of the total commitments in the credit facilities.
As of September 30, 2023, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.
The total committed credit facilities and available liquidity as of September 30, 2023 were as follows:

	As of September 30, 2023
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$97	$1,403	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$97	$1,403
PSE&G
Revolving Credit Facility	$1,000	$120	$880	Mar 2027	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$120	$880
PSEG Power
Revolving Credit Facility (A)	$1,250	$39	$1,211	Mar 2027	Funding/Letters of Credit
Letter of Credit Facility	100	—	100	Apr 2025	Letters of Credit
Letter of Credit Facility	200	79	121	Sept 2024	Letters of Credit
Letter of Credit Facility	100	66	34	Apr 2024	Letters of Credit
Total PSEG Power	$1,650	$184	$1,466
Total (C)	$4,150	$401	$3,749

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
(B)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of September 30, 2023, PSEG had $95 million outstanding at a weighted average interest rate of 5.46% and PSE&G had $100 million outstanding at a weighted average interest rate of 5.49%.
(C)Amounts do not include uncommitted credit facilities or 364-day term loans.
A subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be drawn to fund its cash collateral postings. As of September 30, 2023, there were no amounts outstanding under this facility.
Short-Term Loans
In January 2023, PSEG repaid $750 million of the $1.5 billion 364-day variable rate term loan that was issued in April 2022 and in April 2023 the remaining $750 million matured. In April 2023, PSEG entered into a new 364-day variable rate term loan agreement for $750 million. In May 2023, PSEG’s $500 million 364-day variable rate term loan matured. In August 2023, PSEG repaid $250 million of the $750 million 364-day variable rate term loan that was issued in April 2023.

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
As of September 30, 2023, PSEG had interest rate hedges outstanding totaling $900 million which were executed to convert a portion of PSEG Power’s $1.25 billion variable rate term loan due March 2025, into a fixed rate loan. The fair value of these hedges was $14 million and $1 million as of September 30, 2023 and December 31, 2022, respectively.
In the third quarter of 2023, PSEG entered into interest rate treasury locks totaling $800 million to fix the interest rate for a portion of an anticipated $1 billion long-term debt issuance that occurred in October 2023. As of September 30, 2023, these treasury locks had a fair value of $14 million. See Note 11. Debt and Credit Facilities for additional information. The settlement payment for these treasury locks was recorded in Accumulated Other Comprehensive Income (Loss) and will be amortized into earnings to match the term and timing of the hedged debt.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $18 million and $(3) million as of September 30, 2023 and December 31, 2022, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months is $8 million.
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
Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2023 and December 31, 2022. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2023
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Swaps	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$25	$739	$(694)	$45	$70
Noncurrent Assets	3	482	(449)	33	36
Total Mark-to-Market Derivative Assets	$28	$1,221	$(1,143)	$78	$106
Derivative Contracts
Current Liabilities	$—	$(906)	$846	$(60)	$(60)
Noncurrent Liabilities	—	(545)	540	(5)	(5)
Total Mark-to-Market Derivative (Liabilities)	$—	$(1,451)	$1,386	$(65)	$(65)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$28	$(230)	$243	$13	$41

	As of December 31, 2022
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Swaps	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$4	$1,721	$(1,707)	$14	$18
Noncurrent Assets	—	629	(614)	15	15
Total Mark-to-Market Derivative Assets	$4	$2,350	$(2,321)	$29	$33
Derivative Contracts
Current Liabilities	$—	$(2,447)	$2,323	$(124)	$(124)
Noncurrent Liabilities	(3)	(1,139)	1,109	(30)	(33)
Total Mark-to-Market Derivative (Liabilities)	$(3)	$(3,586)	$3,432	$(154)	$(157)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$1	$(1,236)	$1,111	$(125)	$(124)

(A)     Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, PSEG Power had net cash collateral (receipts) payments to counterparties of $346 million and $1,521 million, respectively. Of these net cash collateral (receipts) payments, $243 million and $1,111 million as of September 30, 2023 and December 31, 2022, respectively, were netted against the corresponding net derivative contract positions. Of the $243 million as of September 30, 2023, $152 million was netted against current liabilities and $91 million against noncurrent liabilities. Of the $1,111 million as of December 31, 2022, $616 million was netted against current liabilities and $495 million against noncurrent liabilities.
Certain of PSEG Power’s derivative instruments contain provisions that require PSEG Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG Power’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $74 million as of September 30, 2023 and $190 million as of December 31, 2022. As of September 30, 2023 and December 31, 2022, PSEG Power had the contractual right of offset of $12 million and $41 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $62 million and $149 million as of September 30, 2023 and December 31, 2022, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Loss (AOCL) of derivative instruments designated as cash flow hedges for the three months and nine months ended September 30, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2023	2022		2023	2022
	Millions			Millions
PSEG
Interest Rate Swaps	$18	$—	Interest Expense	$3	$(1)
Total PSEG	$18	$—		$3	$(1)

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022		2023	2022
	Millions			Millions
PSEG
Interest Rate Swaps	$32	$—	Interest Expense	$3	$(3)
Total PSEG	$32	$—		$3	$(3)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For each of the three months and nine months ended September 30, 2023, the amount of gain (loss) on interest rate hedges reclassified from Accumulated Other Comprehensive Loss into income was $2 million after-tax. For the three months and nine months ended September 30, 2022, the amount of gain (loss) on interest rate hedges reclassified from Accumulated Other Comprehensive Loss into income was $(1) million and $(2) million after-tax, respectively.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in AOCL of PSEG on a pre-tax and after-tax basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2021	$(9)	$(6)
Loss Recognized in AOCL	—	—
Less: Loss Reclassified into Income	5	3
Balance as of December 31, 2022	$(4)	$(3)
Gain Recognized in AOCL	32	23
Less: Gain Reclassified into Income	(3)	(2)
Balance as of September 30, 2023	$25	$18

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and nine months ended September 30, 2023 and 2022, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2023	2022	2023	2022
		Millions		Millions
Energy-Related Contracts	Operating Revenues	$3	$(696)	$1,244	$(2,094)
Energy-Related Contracts	Energy Costs	—	2	—	1
Total		$3	$(694)	$1,244	$(2,093)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of September 30, 2023 and December 31, 2022.

		As of	As of
Type	Notional	September 30, 2023	December 31, 2022
		Millions
Natural Gas	Dekatherm (Dth)	59	49
Electricity	MWh	(60)	(60)
Financial Transmission Rights (FTRs)	MWh	23	24
Interest Rate Swaps	U.S. Dollars	1,700	1,050

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
As of September 30, 2023, nearly 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 19. Related-Party Transactions for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2023, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of September 30, 2023, PSE&G had no unsecured mark-to-market credit exposure with its suppliers.
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
The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2023
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$10	$—	$10	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$78	$(1,143)	$7	$1,214	$—
Interest Rate Swaps (C)	$28	$—	$—	$28	$—
NDT Fund (D)
Equity Securities	$1,173	$—	$1,173	$—	$—
Debt Securities—U.S. Treasury	$264	$—	$—	$264	$—
Debt Securities—Govt Other	$379	$—	$—	$379	$—
Debt Securities—Corporate	$498	$—	$—	$498	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$54	$—	$—	$54	$—
Debt Securities—Govt Other	$30	$—	$—	$30	$—
Debt Securities—Corporate	$66	$—	$—	$66	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(65)	$1,386	$—	$(1,447)	$(4)
PSE&G
Assets:
Cash Equivalents (A)	$10	$—	$10	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2022
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$385	$—	$385	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$29	$(2,321)	$42	$2,307	$1
Interest Rate Swaps (C)	$4	$—	$—	$4	$—
NDT Fund (D)
Equity Securities	$1,072	$—	$1,072	$—	$—
Debt Securities—U.S. Treasury	$288	$—	$—	$288	$—
Debt Securities—Govt Other	$339	$—	$—	$339	$—
Debt Securities—Corporate	$529	$—	$—	$529	$—
Rabbi Trust (D)
Equity Securities	$20	$—	$20	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$74	$—	$—	$74	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(154)	$3,432	$(3)	$(3,537)	$(46)
Interest Rate Swaps (C)	$(3)	$—	$—	$(3)	$—
PSE&G
Assets:
Cash Equivalents (A)	$165	$—	$165	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$13	$—	$—	$13	$—

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
(D)The fair value measurement table excludes cash and foreign currency of $2 million in the NDT Fund as of each of September 30, 2023 and December 31, 2022. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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
As of September 30, 2023, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $4 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
As of September 30, 2022, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $12 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
There were no transfers to or from Level 3 during the nine months ended September 30, 2023 and 2022, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of September 30, 2023 and December 31, 2022 are included in the following table and accompanying notes.

	As of		As of
	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$4,129	$3,800	$4,124	$3,808
PSE&G (A)	13,660	11,564	12,696	11,106
PSEG Power (B)	1,250	1,250	1,250	1,250
Total Long-Term Debt	$19,039	$16,614	$18,070	$16,164

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2023
NDT Fund Interest and Dividends	$—	$16	$16
Allowance for Funds Used During Construction	15	—	15
Solar Loan Interest	2	—	2
Other Interest	3	6	9
Other	1	(2)	(1)
Total Other Income (Deductions)	$21	$20	$41
Nine Months Ended September 30, 2023
NDT Fund Interest and Dividends	$—	$50	$50
Allowance for Funds Used During Construction	45	—	45
Solar Loan Interest	6	—	6
Other Interest	10	22	32
Other	4	(5)	(1)
Total Other Income (Deductions)	$65	$67	$132
Three Months Ended September 30, 2022
NDT Fund Interest and Dividends	$—	$17	$17
Allowance for Funds Used During Construction	17	—	17
Solar Loan Interest	2	—	2
Other Interest	3	2	5
Other	3	(1)	2
Total Other Income (Deductions)	$25	$18	$43
Nine Months Ended September 30, 2022
NDT Fund Interest and Dividends	$—	$47	$47
Allowance for Funds Used During Construction	47	—	47
Solar Loan Interest	8	—	8
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(27)	(27)
Other Interest	5	4	9
Other	6	(4)	2
Total Other Income (Deductions)	$66	$20	$86

(A)PSEG Power & Other consists of activity at PSEG Power, Energy Holdings, PSEG LI, Services, PSEG (parent company) and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSEG	September 30,		September 30,
	2023	2022	2023	2022
	Millions
Pre-Tax Income (Loss)	$65	$55	$2,394	$(1)
Tax Computed at Statutory Rate @ 21%	$14	$12	$503	$—
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	(1)	7	157	(16)
NDT Fund	(3)	(10)	11	(34)
Uncertain Tax Positions	1	(5)	(6)	(6)
Leasing Activities	—	—	(17)	—
GPRC-Clean Energy Future (CEF)-EE	(13)	(11)	(36)	(25)
Tax Credits	(2)	(2)	(7)	(6)
Estimated Annual Effective Tax Rate Interim Period Adjustment	9	(7)	(7)	(14)
TAC	(62)	(44)	(188)	(150)
Bad Debt Flow-Through	(2)	(2)	(9)	(2)
Other	(15)	3	(24)	9
Subtotal	(88)	(71)	(126)	(244)
Total Income Tax Expense (Benefit)	$(74)	$(59)	$377	$(244)
Effective Income Tax Rate	N/A	N/A	15.7%	N/A

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSE&G	September 30,		September 30,
	2023	2022	2023	2022
	Millions
Pre-Tax Income	$454	$468	$1,365	$1,427
Tax Computed at Statutory Rate @ 21%	$95	$98	$287	$300
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	33	32	100	99
Uncertain Tax Positions	—	—	(5)	—
Tax Credits	(2)	(2)	(7)	(6)
GPRC-CEF-EE	(13)	(11)	(36)	(25)
TAC	(62)	(44)	(188)	(150)
Bad Debt Flow-Through	(2)	(2)	(9)	(2)
Other	4	(2)	(1)	(2)
Subtotal	(42)	(29)	(146)	(86)
Total Income Tax Expense (Benefit)	$53	$69	$141	$214
Effective Income Tax Rate	11.7%	14.7%	10.3%	15.0%

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
Since the enactment of the IRA, the U.S. Treasury issued proposed regulations and various Notices that provide interim guidance on several provisions of the IRA, including the CAMT. The Notices state that the U.S. Treasury anticipates issuing additional guidance including proposed and final regulations. Many aspects of the IRA remain unclear and in need of further guidance; therefore, the impact the IRA will have on PSEG's and PSE&G's financial statements is subject to continued evaluation.
In April 2023, the U.S. Treasury issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting to determine the annual repair tax deduction for gas transmission and distribution property. The impact, if any, this may have on PSEG and PSE&G’s financial statements has not yet been determined.
As of September 30, 2023, PSEG had a $51 million state net operating loss (NOL) and PSE&G had a $58 million New Jersey Corporate Business Tax NOL that are both expected to be fully realized in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended September 30, 2023
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2023	$7	$(419)	$(103)	$(515)
Other Comprehensive Income (Loss) before Reclassifications	13	82	(36)	59
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	240	5	243
Net Current Period Other Comprehensive Income (Loss)	11	322	(31)	302
Balance as of September 30, 2023	$18	$(97)	$(134)	$(213)

	Three Months Ended September 30, 2022
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2022	$(5)	$(354)	$(96)	$(455)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(48)	(48)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	—	9	10
Net Current Period Other Comprehensive Income (Loss)	1	—	(39)	(38)
Balance as of September 30, 2022	$(4)	$(354)	$(135)	$(493)

	Nine Months Ended September 30, 2023
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2022	$(3)	$(426)	$(121)	$(550)
Other Comprehensive Income (Loss) before Reclassifications	23	82	(28)	77
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	247	15	260
Net Current Period Other Comprehensive Income (Loss)	21	329	(13)	337
Balance as of September 30, 2023	$18	$(97)	$(134)	$(213)

	Nine Months Ended September 30, 2022
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2021	$(6)	$(355)	$11	$(350)
Other Comprehensive Income (Loss) before Reclassifications	—	—	(166)	(166)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	2	1	20	23
Net Current Period Other Comprehensive Income (Loss)	2	1	(146)	(143)
Balance as of September 30, 2022	$(4)	$(354)	$(135)	$(493)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
		September 30, 2023			September 30, 2023
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$3	$(1)	$2	$3	$(1)	$2
Total Cash Flow Hedges		3	(1)	2	3	(1)	2
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	2	(1)	1	6	(2)	4
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(3)	1	(2)	(17)	5	(12)
Pension Settlement Charge	Non-Operating Pension and OPEB Credits (Costs)	(332)	93	(239)	(332)	93	(239)
Total Pension and OPEB Plans		(333)	93	(240)	(343)	96	(247)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(8)	3	(5)	(25)	10	(15)
Total Available-for-Sale Debt Securities		(8)	3	(5)	(25)	10	(15)
Total		$(338)	$95	$(243)	$(365)	$105	$(260)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
		September 30, 2022			September 30, 2022
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Swaps	Interest Expense	$(1)	$—	$(1)	$(3)	$1	$(2)
Total Cash Flow Hedges		(1)	—	(1)	(3)	1	(2)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Non-Operating Pension and OPEB Credits (Costs)	5	(1)	4	15	(4)	11
Amortization of Actuarial Loss	Non-Operating Pension and OPEB Credits (Costs)	(5)	1	(4)	(16)	4	(12)
Total Pension and OPEB Plans		—	—	—	(1)	—	(1)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(14)	5	(9)	(32)	12	(20)
Total Available-for-Sale Debt Securities		(14)	5	(9)	(32)	12	(20)
Total		$(15)	$5	$(10)	$(36)	$13	$(23)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$139	$139	$114	$114	$2,017	$2,017	$243	$243
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	498	498	497	497	497	497	498	498
Effect of Stock Based Compensation Awards	—	2	—	3	—	3	—	3
Total Shares	498	500	497	500	497	500	498	501

EPS
Net Income	$0.28	$0.27	$0.23	$0.22	$4.06	$4.03	$0.49	$0.48

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2023	2022	2023	2022
Per Share	$0.57	$0.54	$1.71	$1.62
In Millions	$284	$269	$853	$810

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other	Eliminations (A)	Consolidated Total
	Millions
Three Months Ended September 30, 2023
Operating Revenues	$1,999	$546	$(89)	$2,456
Net Income (B)	401	(262)	—	139
Gross Additions to Long-Lived Assets	813	103	—	916
Nine Months Ended September 30, 2023
Operating Revenues	$5,954	$3,475	$(797)	$8,632
Net Income (B)	1,224	793	—	2,017
Gross Additions to Long-Lived Assets	2,149	211	—	2,360
Three Months Ended September 30, 2022
Operating Revenues	$1,953	$433	$(114)	$2,272
Net Income (Loss) (B)	399	(285)	—	114
Gross Additions to Long-Lived Assets	700	97	—	797
Nine Months Ended September 30, 2022
Operating Revenues	$5,905	$1,691	$(935)	$6,661
Net Income (Loss) (B)	1,213	(970)	—	243
Gross Additions to Long-Lived Assets	1,871	217	—	2,088
As of September 30, 2023
Total Assets	$41,867	$7,916	$(231)	$49,552
Investments in Equity Method Subsidiaries	$—	$15	$—	$15
As of December 31, 2022
Total Assets	$39,960	$9,285	$(527)	$48,718
Investments in Equity Method Subsidiaries	$—	$306	$—	$306

(A)Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 19. Related-Party Transactions.
(B)Includes net after-tax gains (losses) of $(17) million and $(214) million for the three months and $750 million and $(896) million for the nine months ended September 30, 2023 and 2022, respectively, at PSEG Power related to the impacts of non-trading commodity mark-to-market activity, which consist of the financial impact from positions with future delivery dates. Includes a $239 million after-tax pension charge due to the remeasurement of the qualified pension plans as a result of the pension settlement transaction for the three and nine months ended September 30, 2023. See Note 9. Pension and Other Postretirement Benefits (OPEB) .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2023	2022	2023	2022
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$86	$111	$761	$923
Administrative Billings from Services (B)	93	115	313	327
Total Billings from Affiliates	$179	$226	$1,074	$1,250

	As of	As of
Related-Party Transactions	September 30, 2023	December 31, 2022
	Millions
Receivable from PSEG (C)	$20	$—
Accounts Receivable—Affiliated Companies	$20	$—
Payable to PSEG Power (A)	$106	$313
Payable to Services (B)	63	98
Payable to PSEG (C)	—	74
Accounts Payable—Affiliated Companies	$169	$485
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$9	$9

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
PSE&G
At PSE&G, our focus is on investing capital in T&D infrastructure and clean energy programs to enhance the reliability and resiliency of our T&D system, meet customer expectations and support public policy objectives. For the years 2023-2027, PSE&G’s capital investment program is estimated to be in a range of $15.5 billion to $18 billion, resulting in an expected compound annual growth in rate base of 6% to 7.5% from year-end 2022 to year-end 2027. This represents the majority of PSEG’s total capital investment program of $16.3 billion to $18.9 billion. The low end of PSE&G’s range includes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-EE program at their current average annual investment levels plus inflation, as these programs are expected to continue beyond their currently approved timeframes. The upper end of our capital investment range includes an extension of our Energy Strong program, which otherwise concludes in 2024, as well as the remaining portion of our CEF proposal (portion of Electric Vehicle (EV) and Energy Storage (ES) programs) and a potentially higher amount of investments for gas replacement work and CEF-EE beyond current levels. In May 2023, the BPU approved a $280 million nine-month extension of our CEF-EE program through June 2024. In October 2023, the

BPU approved a two-year extension of our current GSMP program to replace at least 400 miles of cast iron and unprotected steel mains and services in our gas system. The extension provides for main replacement through December 2025 plus trailing services replacement and paving costs into 2026 and totals approximately $900 million of investment. Of the $900 million, $750 million is recovered through three periodic rate updates with the balance recovered through a future rate case. Our broader GSMP III, which also included projects to introduce renewable natural gas and hydrogen blending into our existing distribution system is being held in abeyance, with negotiations reinitiated by January 2025 with the intent of beginning the work in January 2026. A remaining component of our CEF-EV program related to medium and heavy duty charging infrastructure has been the subject of a stakeholder process that the BPU began in 2021 and we expect that this effort will result in PSE&G submitting a filing targeting infrastructure investments for the medium and heavy duty EV market in 2024. In September 2022, the BPU released a draft Storage Incentive Program proposal and is currently undertaking a stakeholder process to determine the details of the program. In the meantime, our CEF-ES program is being held in abeyance. Pursuant to our GSMP II and Energy Strong II programs, we are required to file a distribution base rate case no later than December 31, 2023. Among other things, the rate case will recover capital expenditures associated with these programs that are not already in rates, as well as the Advanced Metering Infrastructure (AMI) and EV programs, other investments that are not recovered through periodic rate roll-ins, and several other cost and return factors. We expect to conclude the case in the second half of 2024.
PSEG Power
At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate volatility by contracting in advance for a significant portion of their output and support public policies that preserve these existing nuclear generating plants. During the first nine months of 2023, our nuclear units generated 24.3 terawatt hours and operated at a capacity factor of 95.8%.
More than 90% of PSEG Power’s expected gross margin in 2023 relates to hedged energy margin, known capacity revenues, Zero Emission Certificate (ZEC) revenues and, certain gas operations and ancillary service payments such as reactive power, which limits our exposure to uncontracted market prices.
Climate Strategy and Sustainability Efforts
For more than a century, our purpose has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Today, our vision is to power a future where people use less energy, and it is cleaner, safer and delivered more reliably than ever. We have established a net zero greenhouse gas (GHG) emissions by 2030 goal that includes direct GHG emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) across our business operations, assuming advances in technology, public policy and customer behavior. Scope 1 emissions include power generation, fuel combustion at PSEG facilities, methane leaks, vehicle fleet emissions, sulfur hexafluoride emissions, and refrigerant leaks. Scope 2 emissions include purchased electric and steam energy for our PSEG facilities and emissions associated with line losses. Consistent with our commitment to the United Nations-backed Race to Zero campaign, we have submitted proposed targets encompassing Scopes 1, 2 and 3 emissions to the Science-Based Targets initiative (SBTi). Our submission is now under review as part of SBTi’s validation process.
PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions and the implementation of EE initiatives. PSE&G’s approved CEF-EE, CEF-Energy Cloud and CEF-EV programs and the proposed CEF-ES program are intended to support New Jersey’s Energy Master Plan (EMP) through programs designed to help customers use energy more efficiently, support the expansion of the EV infrastructure in the State, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.
In addition, PSE&G is committed to the safe and reliable delivery of natural gas to approximately 1.9 million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The first phase of our GSMP replaced approximately 450 miles of cast-iron and unprotected steel gas main infrastructure, and the second phase of this program replaced an additional 1,090 miles of gas pipes and was completed in the first quarter of 2023. As mentioned above, the BPU approved a two-year extension of GSMP in October 2023. The GSMP is designed to significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we reduced methane leaks by approximately 22% system wide and assuming continuation of GSMP, we expect to achieve an overall reduction in methane emissions of at least 60% over the 2011 through 2030 period. We also continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events, notably through our investments in our Energy Strong program and Infrastructure Advancement Program and our investments in transmission infrastructure upgrades. These investments have shown benefits in recent severe weather events, including Tropical Storm Ida in 2021, which brought significant flooding to our service territory but did not result in the loss of any of our electric distribution substations.

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
Competitively Bid, FERC Regulated Transmission Projects
PJM is currently evaluating proposed transmission solutions to address increasing load and reliability issues in the Maryland and northern Virginia area as part of its 2022 Window 3 competitive solicitation. In October 2023, PJM’s Transmission Expansion Advisory Committee (TEAC) recommended that a PSEG proposed solution be included in the projects to be approved by PJM’s Board. PJM’s Board is expected to make its awards in December 2023. Our proposal is a $447 million investment with an expected in-service date of 2027. There is no assurance that the PJM Board will approve the TEAC’s recommendation and award the project solution to PSEG.
Financial Results
The results for PSEG, PSE&G and PSEG Power & Other for the three months and nine months ended September 30, 2023 and 2022 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	Millions
PSE&G	$401	$399	$1,224	$1,213
PSEG Power & Other (A)	(262)	(285)	793	(970)
PSEG Net Income	$139	$114	$2,017	$243

PSEG Net Income Per Share (Diluted)	$0.27	$0.22	$4.03	$0.48

(A)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Includes a $239 million after-tax pension charge due to the settlement of a portion of the qualified pension plans for the three and nine months ended September 30, 2023. See Item 1.Note 9. Pension and Other Postretirement Benefits (OPEB).
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$(27)	$(61)	$33	$(224)
Non-Trading MTM Gains (Losses) (C)	$(17)	$(214)	$750	$(896)

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
(B)Net of tax (expense) benefit of $15 million and $37 million for the three months and $(25) million and $131 million for the nine months ended September 30, 2023 and 2022, respectively.
(C)Net of tax (expense) benefit of $8 million and $83 million for the three months and $(293) million and $350 million for the nine months ended September 30, 2023 and 2022, respectively.
Our Net Income for the three months and nine months ended September 30, 2023 increased as compared to the comparable periods in 2022 driven primarily by
•changes in the MTM and NDT Fund as shown in the table above, and
•higher earnings due to continued investments in T&D clause programs at PSE&G,
•partially offset by a pension settlement charge in 2023 See Item 1. Note 9. Pension and Other Postretirement Benefits (OPEB), and
•lower pension and other postretirement benefit (OPEB) credits in 2023.
Regulatory, Legislative and Other Developments
We closely monitor and engage with stakeholders on significant regulatory and legislative developments.
Transmission Rate Proceedings and Return on Equity (ROE)
Under current FERC rules, PSE&G continues to earn a 50 basis point adder to its base ROE for its membership in PJM as a transmission owner. In April 2021, FERC proposed eliminating this ROE adder for Regional Transmission Owner (RTO) participation. FERC has not acted on the proposal. If the adder was eliminated it would reduce PSE&G’s annual Net Income and annual cash inflows by approximately $30 million to $40 million.
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
On July 31, 2023, PSEG entered into a commitment agreement with The Prudential Insurance Company of America (the Insurer) under which certain PSEG pension plans agreed to purchase a group annuity contract that will transfer to the Insurer approximately $1 billion of the Plans’ defined benefit pension obligations and associated Plan assets related to certain pension benefits covering approximately 2,000 retirees from PSEG Power & Other. In August 2023, assets were transferred to the Insurer and the transaction was closed, which reduces future volatility due to lowering our pension liability. See Item 1. Note 9. Pension and Other Postretirement Benefits (OPEB) for additional information.
Further, higher interest rates on borrowings will contribute to higher interest expense on variable rate debt and impact long-term rates on future financing plans. As of September 30, 2023, PSEG had entered into floating-to-fixed interest rate swaps totaling $900 million in order to reduce the volatility in interest expense related to a portion of a $1.25 billion variable rate term loan at PSEG Power due March 2025.
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
The IRA enacted a new 15% corporate alternative minimum tax (CAMT), effective in 2023, a PTC for existing nuclear generation facilities and allows energy tax credits to be transferable. The U.S. Treasury has issued proposed regulations and several Notices pertaining to the CAMT and the prevailing wage and transferability rules of energy tax credits. Many aspects of the IRA remain unclear and in need of further guidance; therefore, we continue to analyze the impact the IRA will have on PSEG’s and PSE&G’s results of operations, financial condition and cash flows, which could be material.
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

•successfully manage our obligations and re-contract our open nuclear energy generation positions in response to changes in prices and demand,
•advocate for appropriate regulatory guidance on the federal nuclear PTC to ensure long-term support for New Jersey’s largest carbon-free generation resource, and adapt our hedging program accordingly,
•engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business, and
•deliver on our human capital management strategy to attract, develop and retain a diverse, high-performing workforce.
In addition to the risks described elsewhere in this Form 10-Q and in our Form 10-K, for 2023 and beyond, the key issues and challenges we expect our business to confront include:
•regulatory and political uncertainty, both with regard to transmission planning and rates policy, the role of distribution utilities and decarbonization impacts, future energy policy, design of energy and capacity markets, and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,
•the current inflationary environment and associated volatility in the financial markets, including the impact on our pension fund performance and interest rates on our future financing plans, and impacts on operating and capital investment costs,
•continuing to maintain affordable customer rates in an inflationary environment, which could impact customer collections and future regulatory proceedings,
•the increasing frequency, sophistication and magnitude of cybersecurity attacks against us and our respective vendors and business partners who may have our sensitive information and/or access to our environment, and the increasing frequency and magnitude of physical attacks on electric and gas infrastructure,
•future changes in federal and state tax laws or any other associated tax guidance, and
•the impact of changes in demand, natural gas and electricity prices, and expanded efforts to decarbonize several sectors of the economy.
We continually assess a broad range of strategic options to maximize long-term shareholder value and address the interests of our multiple stakeholders. We consider a wide variety of factors when determining how and when to efficiently deploy capital, including the performance and prospects of our businesses; returns and the sustainability and predictability of future earnings streams; the views of investors, regulators, public policy initiatives, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:
•investments in PSE&G, including T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments such as CEF-EE, CEF-EV, CEF-ES and Solar,
•continued operation of our nuclear generation facilities that are expected to be supported through the PTC through 2032 and can enable certain investments to increase the capacity of the units as well as potential license extensions,
•investments in competitive, regulated transmission investments through PJM processes and BPU solicitations that provide revenue predictability and reasonable risk-adjusted returns, and
•acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.
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

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,456	$2,272	$184	8	$8,632	$6,661	$1,971	30
Energy Costs	831	1,012	(181)	(18)	2,517	3,022	(505)	(17)
Operation and Maintenance	792	765	27	4	2,279	2,310	(31)	(1)
Depreciation and Amortization	282	270	12	4	843	822	21	3
(Gains) Losses on Asset Dispositions and Impairments	—	52	(52)	N/A	—	90	(90)	N/A
Income from Equity Method Investments	—	5	(5)	N/A	1	16	(15)	(94)
Net Gains (Losses) on Trust Investments	(40)	(97)	57	(59)	63	(352)	415	N/A
Other Income (Deductions)	41	43	(2)	(5)	132	86	46	53
Net Non-Operating Pension and OPEB Credits (Costs)	(302)	94	(396)	N/A	(245)	282	(527)	N/A
Interest Expense	185	163	22	13	550	450	100	22
Income Tax Expense (Benefit)	(74)	(59)	(15)	25	377	(244)	621	N/A

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,999	$1,953	$46	2	$5,954	$5,905	$49	1
Energy Costs	765	791	(26)	(3)	2,300	2,389	(89)	(4)
Operation and Maintenance	459	452	7	2	1,348	1,349	(1)	—
Depreciation and Amortization	244	229	15	7	728	697	31	4
Gain on Asset Dispositions	—	1	(1)	N/A	—	1	(1)	N/A
Net Gains (Losses) on Trust Investments	—	—	—	N/A	—	(2)	2	N/A
Other Income (Deductions)	21	25	(4)	(16)	65	66	(1)	(2)
Net Non-Operating Pension and OPEB Credits (Costs)	30	70	(40)	(57)	86	211	(125)	(59)
Interest Expense	128	109	19	17	364	319	45	14
Income Tax Expense (Benefit)	53	69	(16)	(23)	141	214	(73)	(34)

Three Months Ended September 30, 2023 as Compared to Three Months Ended September 30, 2022
Operating Revenues increased $46 million due to changes in delivery, commodity, clause and other operating revenues.

Delivery Revenues increased $64 million due primarily to
•Transmission revenues were $37 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment.
•Electric and gas distribution revenues increased $27 million due primarily to increases of $13 million from Conservation Incentive Program (CIP) decoupling, $12 million from GSMP II and Energy Strong II collections, $5 million in higher Green Program Recovery Charge (GPRC) collections and $4 million due to a reduction in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense. These increases were partially offset by lower sales volumes of $7 million.
Commodity Revenues decreased $35 million as a result of lower Electric and Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic generation service (BGS) and basic gas supply service (BGSS) to retail customers.
•Electric commodity revenues decreased $22 million due primarily to $37 million from lower sales volumes, partially offset by $15 million in higher BGS prices.
•Gas commodity revenues decreased $13 million due primarily to lower BGSS sales volumes.
Clause Revenues increased $2 million due primarily to higher Societal Benefit Clause (SBC) revenues of $4 million, partially offset by a $2 million net decrease in Tax Adjustment Credit (TAC) and GPRC deferrals. The changes in SBC revenues and TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC or GPRC deferrals or on SBC revenue.
Other Operating Revenues increased $15 million due primarily to a net increase from renewable energy credit (REC) programs. The changes in revenues from REC programs are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs decreased $26 million. This is primarily offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $7 million due primarily to $13 million for higher clause and renewable expenditures, $12 million in higher Distribution and Transmission expenditures and an increase of $4 million for voluntary severance costs, partially offset by a $22 million reduction in Service Company costs and other operations.
Depreciation and Amortization increased $15 million due primarily to increases in depreciation due to higher plant placed in service and software amortization.
Other Income decreased $4 million due to reductions in interest income and the allowance for funds used during construction.
Non-Operating Pension and OPEB Credits decreased $40 million due primarily to a $21 million increase in interest cost, a $15 million decrease in the expected return on plan assets and a $16 million decrease in the amortization of net prior service credits, partially offset by a $12 million decrease in the amortization of the net actuarial loss.
Interest Expense increased $19 million due primarily to March and August 2023 and December 2022 debt issuances.
Income Tax Expense decreased $16 million due primarily to increased tax benefits in the third quarter 2023 from the flowback of excess deferred income tax benefits, offset by the Internal Revenue Code Section 162(m) limitation on executive deferred compensation in excess of $1 million.
Nine Months Ended September 30, 2023 as Compared to Nine Months Ended September 30, 2022
Operating Revenues increased $49 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $175 million due primarily to
•Transmission revenues were $93 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment.
•Electric and gas distribution revenues increased $82 million due primarily to increases of $81 million from CIP decoupling, $42 million due to a reduction in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense, and $46 million in GSMP II and Energy Strong II collections. These increases were partially offset by lower sales volumes of $87 million.

Commodity Revenues decreased $110 million as a result of lower Gas and Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.
•Gas commodity revenues decreased $65 million due primarily to $89 million from lower BGSS sales volumes, partially offset by an increase of $24 million from higher BGSS prices.
•Electric commodity revenues decreased $45 million due to $52 million from lower sales volumes, partially offset by $7 million from higher BGS prices.
Clause Revenues decreased $50 million due primarily to a $39 million net decrease in TAC and GPRC deferrals and lower SBC revenues of $12 million. The changes in TAC and GPRC deferral amounts and SBC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals or on SBC revenue.
Other Operating Revenues increased $34 million due primarily from REC programs and appliance services. The changes in revenues from REC programs are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs decreased $89 million. This is primarily offset by changes in Commodity Revenues and Other Operating Revenues.
Depreciation and Amortization increased $31 million due primarily to increases in depreciation due to higher plant placed in service and software amortization, partially offset by a decrease in the amortization of Regulatory Assets.
Non-Operating Pension and OPEB Credits decreased $125 million due primarily to a $64 million increase in interest cost, a $49 million decrease in the expected return on plan assets and a $47 million decrease in the amortization of net prior service credits, partially offset by a $35 million decrease in the amortization of the net actuarial loss.
Interest Expense increased $45 million due primarily to March and August 2023 and March and December 2022 debt issuances.
Income Tax Expense decreased $73 million due primarily to lower pre-tax income, increased tax benefits from CEF program investments and the flowback of excess deferred income tax benefits in 2023.

PSEG Power & Other

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2023	2022	2023 vs. 2022		2023	2022	2023 vs. 2022
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$546	$433	$113	26	$3,475	$1,691	$1,784	N/A
Energy Costs	155	335	(180)	(54)	1,014	1,568	(554)	(35)
Operation and Maintenance	333	313	20	6	931	961	(30)	(3)
Depreciation and Amortization	38	41	(3)	(7)	115	125	(10)	(8)
(Gains) Losses on Asset Dispositions and Impairments	—	53	(53)	N/A	—	91	(91)	N/A
Income from Equity Method Investments	—	5	(5)	N/A	1	16	(15)	(94)
Net Gains (Losses) on Trust Investments	(40)	(97)	57	(59)	63	(350)	413	N/A
Other Income (Deductions)	22	19	3	16	71	21	50	N/A
Net Non-Operating Pension and OPEB Credits (Costs)	(332)	24	(356)	N/A	(331)	71	(402)	N/A
Interest Expense	59	55	4	7	190	132	58	44
Income Tax Expense (Benefit)	(127)	(128)	1	(1)	236	(458)	694	N/A

Three Months Ended September 30, 2023 as Compared to Three Months Ended September 30, 2022
Operating Revenues increased $113 million due primarily to changes in generation and gas supply and other operating revenues.
Generation Revenues increased $270 million due primarily to
•a net increase of $267 million due to lower MTM losses in 2023 as compared to 2022. Of this amount, there was a $544 million increase due to changes in forward prices in 2023 as compared to 2022, partially offset by a $277 million decrease due to positions reclassified to realized upon settlement, and
•a net increase of $66 million due primarily to higher average realized prices and volumes sold in 2023 in the PJM region,
•partially offset by a net decrease of $49 million due primarily to electricity sold under the BGS contracts, which ended in May 2023, and lower volumes of other load contracts, and
•a net decrease of $10 million in capacity revenue due primarily to lower capacity prices in the PJM region, partially offset by decreases in capacity expenses due to lower load volumes served.
Gas Supply Revenues decreased $157 million due primarily to
•a net decrease of $133 million related to sales to third parties, due primarily to $165 million from lower sales prices, partially offset by $32 million from higher sales volumes, and
•a net decrease of $31 million in sales under the BGSS contract due primarily to $42 million from lower prices, partially offset by $11 million due to higher sales volumes,
•partially offset by a net increase in MTM gains of $6 million due to changes in forward prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $180 million primarily due to
Gas costs decreased $160 million due mainly to
•a net decrease of $127 million related to sales to third parties, due primarily to $158 million from the lower average cost of gas, partially offset by $31 million due to higher volumes sold, and

•a net decrease of $33 million related primarily to sales under the BGSS contract, of which $43 million was due to the lower average cost of gas, partially offset by $10 million due to higher send out volumes.
Generation costs decreased $20 million due primarily to a net decrease in energy purchases due primarily to lower REC requirements caused by decreases in load served in the PJM region.
Operation and Maintenance increased $20 million due primarily to lower Service Company billings to PSE&G, partially offset by the refueling outage at our Hope Creek nuclear plant in 2022.
Losses on Asset Dispositions and Impairments reflects a $53 million impairment loss related to one of Energy Holdings’ domestic energy generating facilities in September 2022. See Item 1. Note 3. Early Plant Retirements/Asset Dispositions and Impairments.
Income from Equity Method Investments decreased $5 million due primarily to the sale of our ownership interest in Kalaeloa completed in July 2023.
Net Gains (Losses) on Trust Investments increased $57 million due primarily to NDT investments with a $28 million decrease of net unrealized losses on equity securities and $3 million of net realized gains in 2023 as compared to $25 million in net realized losses in 2022.
Non-Operating Pension and OPEB (Costs) increased $356 million due to the pension lift-out settlement charge in August 2023, a decrease in the expected return on plan assets, a decrease in the amortization of the net prior service credit, and an increase in interest cost, partially offset by lower co-owner charges and a decrease in the amortization of the net actuarial loss.
Nine Months Ended September 30, 2023 as Compared to Nine Months Ended September 30, 2022
Operating Revenues increased $1,784 million due primarily to changes in generation and gas supply and other operating revenues.
Generation Revenues increased $2,142 million due primarily to
•a net increase of $2,321 million due to MTM gains in 2023 as compared to MTM losses in 2022. Of this amount, there was a $1,915 million increase due to changes in forward prices in 2023 as compared to 2022 coupled with a $406 million increase due to positions reclassified to realized upon settlement, and
•a net increase of $30 million due primarily to higher average realized prices and volumes sold in 2023 in the PJM region, partially offset by volumes sold in the New England and New York regions in 2022 related to the fossil generating plants sold in February 2022,
•partially offset by a net decrease of $163 million due primarily to electricity sold under the BGS contracts, which ended in May 2023, and lower volumes of other load contracts, and
•a net decrease of $49 million in capacity revenue due primarily to the sale of the fossil generating plants coupled with lower capacity prices in the PJM region, partially offset by decreases in capacity expenses due to lower load volumes served.
Gas Supply Revenues decreased $364 million due primarily to
•a net decrease of $255 million related to sales to third parties, due primarily to $287 million from lower sales prices, partially offset by $32 million from higher sales volumes,
•a net decrease of $75 million in sales under the BGSS contract due primarily to $103 million from lower sales volumes, partially offset by $28 million due to higher prices, and
•a net decrease of $34 million due primarily to positions reclassified to realized upon settlement.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $554 million due to
Gas costs decreased $308 million due mainly to
•a net decrease of $243 million related to sales to third parties, due primarily to $265 million from the lower average cost of gas, partially offset by $22 million due to higher volumes sold, and
•a net decrease of $65 million related primarily to sales under the BGSS contract, of which $89 million was due to lower send out volumes, partially offset by $24 million due to the higher average cost of gas.

Generation costs decreased $246 million due primarily to
•a net decrease of $188 million in fuel and emission costs due primarily to the sale of the fossil generating plants, and
•a net decrease of $51 million in energy purchases due primarily to lower REC requirements caused by decreases in load served in the PJM region.
Operation and Maintenance decreased $30 million due primarily to the sale of the fossil generating plants in February 2022 and a refueling outage at our Hope Creek nuclear plant in 2022, partially offset by lower Service Company billings to PSE&G.
Losses on Asset Dispositions and Impairments reflects impairment losses of $53 million related to one of Energy Holdings’ domestic energy generating facilities in 2022 and $38 million related to the sale of the fossil generating plants in February 2022. See Item 1. Note 3. Early Plant Retirements/Asset Dispositions and Impairments.
Income from Equity Method Investments decreased $15 million due primarily to the sale of our ownership interest in Kalaeloa completed in July 2023.
Net Gains (Losses) on Trust Investments increased $413 million due primarily to NDT investments with $69 million of net unrealized gains on equity securities in 2023 as compared to $301 million of net unrealized losses in 2022 and a decrease of $34 million in net realized losses in 2023.
Other Income increased $50 million due primarily to purchases of net operating loss tax benefits under the New Jersey Technology Tax Benefit Transfer Program in 2022 and higher interest income in 2023.
Non-Operating Pension and OPEB (Costs) increased $402 million due to the pension lift-out settlement charge in August 2023, a decrease in the expected return on plan assets, an increase in interest cost, a decrease in the amortization of the net prior service credit and an increase in the amortization of the net actuarial loss, partially offset by lower co-owner charges.
Interest Expense increased $58 million due primarily to the replacement of maturing debt at the parent company at higher rates, the issuance of a PSEG Power term loan in March 2022, as well as higher rates on PSEG Power and parent company variable rate term loans.
Income Tax Expense (Benefit) increased $694 million due primarily to higher pre-tax income in 2023.

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
For the nine months ended September 30, 2023, our operating cash flow increased $2,395 million, as compared to the same period in 2022. The net increase was primarily due to an inflow of $1,175 million in net cash collateral postings in 2023 as compared to a $1,317 million outflow in 2022 at PSEG Power and lower tax payments in 2023, partially offset by a net change at PSE&G, as discussed below.
PSE&G
PSE&G’s operating cash flow decreased $634 million from $1,586 million to $952 million for the nine months ended September 30, 2023, as compared to the same period in 2022. The decrease was due primarily to lower cash collateral postings received from BGS suppliers, increases in materials and supplies to primarily support our electric AMI program, an increase in vendor and electric energy payments, and a net increase in regulatory deferrals. This was partially offset by a decrease in net accounts receivable due to improved collections following the delays from COVID-19 moratoriums.
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

In January 2023, PSEG repaid $750 million of the $1.5 billion 364-day variable rate term loan that was issued in April 2022 and in April 2023 the remaining $750 million matured. In April 2023, PSEG entered into a new 364-day variable rate term loan agreement for $750 million. In May 2023, PSEG’s $500 million 364-day variable rate term loan matured. In August 2023, PSEG repaid $250 million of the $750 million 364-day variable rate term loan that was issued in April 2023.These term loans are not included in the credit facility amounts presented in the following table.
Our total committed credit facilities and available liquidity as of September 30, 2023 were as follows:

Company/Facility	As of September 30, 2023
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$97	$1,403
PSE&G	1,000	120	880
PSEG Power	1,650	184	1,466
Total	$4,150	$401	$3,749

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of September 30, 2023, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $750 million and $878 million as of September 30, 2023 and December 31, 2022, respectively.
For additional information, see Item 1. Note 11. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,
•PSEG has $750 million of 0.84% Senior Notes maturing in November 2023,
•PSEG has $750 million of 2.88% Senior Notes maturing in June 2024,
•PSE&G has $250 million of 3.75% Medium-Term Notes, Series I, due March 2024, and
•PSE&G has $250 million of 3.15% Medium-Term Notes, Series J, due August 2024.
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
Credit Ratings
If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Credit Ratings shown are for securities that we typically issue. Outlooks are shown for the credit ratings at each entity and can be Stable, Negative, or Positive. In October 2023, Moody’s revised the rating outlook for PSEG Power from stable to positive; the issuer rating remains unchanged. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

	Moody’s (A)	S&P (B)
PSEG
Outlook	Stable	Stable
Senior Notes	Baa2	BBB
Commercial Paper	P2	A2
PSE&G
Outlook	Stable	Stable
Mortgage Bonds	A1	A
Commercial Paper	P2	A2
PSEG Power
Outlook	Positive	Stable
Issuer Rating	Baa2	BBB

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
PSE&G
During the nine months ended September 30, 2023, PSE&G made capital expenditures of $2,149 million, primarily for T&D system reliability and advanced electric metering. This excludes cost of removal, net of salvage, of $121 million associated with capital replacements, and expenditures for EE programs of approximately $335 million, which are included in operating cash flows.
PSEG Power & Other
During the nine months ended September 30, 2023, PSEG Power & Other made capital expenditures of $93 million, excluding $118 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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
From July through September 2023, MTM VaR varied between a low of $30 million and a high of $55 million at the 95% confidence level. The range of VaR was narrower for the three months ended September 30, 2023 as compared with the year ended December 31, 2022.

	MTM VaR
	Three Months Ended September 30, 2023	Year Ended December 31, 2022
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$30	$122
Average for the Period	$42	$152
High	$55	$365
Low	$30	$70
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$47	$191
Average for the Period	$65	$239
High	$86	$572
Low	$47	$110

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

Internal Controls
PSEG and PSE&G
There have been no changes in internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
The following is an addition to the Risk Factor that appeared in our 2022 Form 10-K entitled “We are subject to numerous federal, state and local environmental laws and regulations that may significantly limit or affect our businesses, adversely impact our business plans or expose us to significant environmental fines and liabilities.”
The Environmental Protection Agency and certain other regulators are investigating the potential public health risks associated with lead-covered cables in the fixed-line telecommunications industry. In the electric utility industry, lead-covered electric cables have historically been used to protect conducting wires from exposure to the elements. PSE&G’s electric utility system has a small percentage of lead-covered cables. The vast majority is within a vault and conduit system not directly exposed to the public or the ground and some are directly buried or strung in the air between poles. PSE&G is unable to predict the impact on it, if any, resulting from potential developments to legal or public policy doctrines regarding lead-covered cables.

ITEM 5. OTHER INFORMATION
Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K and the first and second quarter 2023 Form 10-Qs.
Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Federal Regulation
Transmission Planning Proceedings
December 31, 2022 Form 10-K page 10 and June 30, 2023 Form 10-Q page 74. In July 2023, FERC issued a Final Rule that will require RTOs to implement rules to speed up the processing of interconnection queue requests to facilitate the integration of renewable resources. This Rule may also result in penalties being imposed on generators, RTOs and transmission owners that fail to meet certain process deadlines. This Rule is on rehearing and may be challenged in court.
Capacity Market Issues
In December 2022, PJM called its first ISO-wide Maximum Generation Emergency Action, which triggered a Performance Assessment Interval (PAI) event. During the PAI, PSEG Power’s Salem 2 nuclear plant incurred penalties due to an unplanned outage during the second day of the event. Our remaining nuclear plants earned bonus payments during the entire event. The estimated impact of Salem 2’s penalties and bonuses earned by the other units was not material to PSEG’s financial results in 2022 or 2023. Many generators filed complaints at PJM seeking to reduce or eliminate their obligations to pay non-performance penalties. FERC set these complaints for settlement. A settlement was ultimately reached that, if accepted by FERC, would result in a 31.7% penalty reduction, which in turn would result in a commensurate reduction in bonus payments for performing resources. This reduction would not be material to PSEG. If FERC rejects the settlement, the complaints would be litigated. We are unable to predict the outcome of these proceedings.
December 31, 2022 Form 10-K page 11, March 31, 2023 Form 10-Q page 66 and June 30, 2023 Form 10-Q page 74. In October 2023, PJM filed at FERC for approval proposed reforms to its capacity market design, including (i) enhanced risk modeling to better account for winter risk; (ii) changes to supply-side market power mitigation rules; and (iii) more stringent capacity qualification and performance requirements. These proposed reforms, if approved by FERC, may impact PSEG’s nuclear business.
Compliance—Reliability Standards
December 31, 2022 Form 10-K page 11, March 31, 2023 Form 10-Q page 66 and June 30, 2023 Form 10-Q page 74. FERC and NERC have completed a joint inquiry into the operation of the Bulk Power System (BPS) during Winter Storm Elliott that struck in late 2022 and will release a report containing recommendations from this inquiry by the end of the year. These recommendations for extreme cold weather events include: (i) creation of additional reliability standards to strengthen generator operations; (ii) legislation or regulations to ensure the reliability of natural gas infrastructure; (iii) identification of high risk generating units and conducting cold weather verifications of these units; and (iv) improving short-term load forecasts for extreme cold weather events.
State Regulation
Energy Efficiency, Triennial Review
March 31, 2023 Form 10-Q page 66 and June 30, 2023 Form 10-Q page 74. In May and July 2023, the BPU issued two Energy Efficiency Framework Orders for the second energy efficiency program cycle to be implemented by electric and natural gas distribution companies pursuant to the New Jersey Clean Energy Act of 2018. In September, the BPU extended the October 2023 date for utility program submissions to December 2023.
New Jersey Solar Initiatives
December 31, 2022 Form 10-K page 13 and March 31, 2023 Form 10-Q page 67. In August 2023, the BPU established a permanent Community Solar Energy Program (CSEP) including eligibility requirements, registration processes, the implementation of consolidated billing for the benefit of project developers and participants, and allowing for the electric and natural gas utilities to recover costs related to implementing and administering the CSEP program. The program does not include the opportunity for electric and gas utilities to develop or operate CSEP projects.

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
Date: October 31, 2023

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
Date: October 31, 2023