Form 10-Q
period 2024-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2024-04-30
CIK 788784, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
(Cover continued on next page)

(Cover continued from previous page)
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2024, Public Service Enterprise Group Incorporated had outstanding 498,080,467 shares of its sole class of Common Stock, without par value.
As of April 16, 2024, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
OPERATING REVENUES	$2,760	$3,755
OPERATING EXPENSES
Energy Costs	997	1,082
Operation and Maintenance	783	743
Depreciation and Amortization	295	282
Total Operating Expenses	2,075	2,107
OPERATING INCOME	685	1,648
Income from Equity Method Investments	—	1
Net Gains (Losses) on Trust Investments	95	46
Net Other Income (Deductions)	35	42
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	19	28
Interest Expense	(205)	(180)
INCOME BEFORE INCOME TAXES	629	1,585
Income Tax Expense	(97)	(298)
NET INCOME	$532	$1,287
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	499	497
DILUTED	500	500
NET INCOME PER SHARE:
BASIC	$1.07	$2.59
DILUTED	$1.06	$2.58

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
NET INCOME	$532	$1,287
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $6 and $(17) for 2024 and 2023, respectively	(10)	26
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(7) and $1 for 2024 and 2023, respectively	18	(1)
Pension/OPEB adjustment, net of tax (expense) benefit of $(1) and $(2) for 2024 and 2023, respectively	2	3
Other Comprehensive Income (Loss), net of tax	10	28
COMPREHENSIVE INCOME	$542	$1,315

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,186	$54
Accounts Receivable, net of allowance of $269 in 2024 and $279 in 2023	1,523	1,482
Tax Receivable	5	10
Unbilled Revenues, net of allowance of $4 in 2024 and 2023	214	244
Fuel	96	264
Materials and Supplies, net	825	759
Prepayments	119	144
Derivative Contracts	74	112
Regulatory Assets	167	273
Other	73	31
Total Current Assets	4,282	3,373
PROPERTY, PLANT AND EQUIPMENT	49,295	48,603
Less: Accumulated Depreciation and Amortization	(10,801)	(10,572)
Net Property, Plant and Equipment	38,494	38,031
NONCURRENT ASSETS
Regulatory Assets	5,374	5,157
Operating Lease Right-of-Use Assets	175	179
Long-Term Investments	271	295
Nuclear Decommissioning Trust (NDT) Fund	2,628	2,524
Long-Term Receivable of Variable Interest Entity (VIE)	637	632
Rabbi Trust Fund	173	179
Derivative Contracts	2	29
Other	352	342
Total Noncurrent Assets	9,612	9,337
TOTAL ASSETS	$52,388	$50,741

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2024	December 31, 2023
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$2,500	$1,500
Commercial Paper and Loans	525	949
Accounts Payable	980	1,214
Derivative Contracts	43	86
Accrued Interest	193	170
Accrued Taxes	37	8
Clean Energy Program	86	145
Obligation to Return Cash Collateral	93	89
Regulatory Liabilities	362	349
Other	569	547
Total Current Liabilities	5,388	5,057
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,802	6,671
Regulatory Liabilities	2,043	2,075
Operating Leases	168	173
Asset Retirement Obligations	1,480	1,468
OPEB Costs	335	349
OPEB Costs of Servco	520	514
Accrued Pension Costs	602	606
Accrued Pension Costs of Servco	100	102
Environmental Costs	217	213
Derivative Contracts	16	6
Long-Term Accrued Taxes	37	45
Other	198	201
Total Noncurrent Liabilities	12,518	12,423
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	18,764	17,784
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2024 and 2023—534 shares	5,003	5,018
Treasury Stock, at cost, 2024 and 2023—35 and 36 shares, respectively	(1,366)	(1,379)
Retained Earnings	12,250	12,017
Accumulated Other Comprehensive Loss	(169)	(179)
Total Stockholders’ Equity	15,718	15,477
Total Capitalization	34,482	33,261
TOTAL LIABILITIES AND CAPITALIZATION	$52,388	$50,741

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$532	$1,287
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	295	282
Amortization of Nuclear Fuel	51	48
Provision for Deferred Income Taxes and ITC	40	213
Non-Cash Employee Benefit Plan (Credits) Costs	18	9
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	258	(771)
Cost of Removal	(45)	(41)
Energy Efficiency Programs Regulatory Investment Expenditures	(118)	(87)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	27	17
Net Change in Other Regulatory Assets and Liabilities	(47)	5
Net (Gains) Losses and (Income) Expense from NDT Fund	(109)	(58)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	5	70
Accrued Taxes	11	85
Cash Collateral	(168)	794
Obligation to Return Cash Collateral	4	(186)
Other Current Assets and Liabilities	(97)	169
Employee Benefit Plan Funding and Related Payments	(19)	(12)
Other	23	13
Net Cash Provided By (Used In) Operating Activities	661	1,837
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(797)	(739)
Proceeds from Sales of Trust Investments	369	402
Purchases of Trust Investments	(380)	(415)
Proceeds from Sales of Long-Lived Assets	—	20
Other	23	18
Net Cash Provided By (Used In) Investing Activities	(785)	(714)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(425)	(200)
Payment of Short-Term Loans	—	(750)
Issuance of Long-Term Debt	2,250	900
Payment of Long-Term Debt	(250)	—
Cash Dividends Paid on Common Stock	(299)	(284)
Other	(27)	(46)
Net Cash Provided By (Used In) Financing Activities	1,249	(380)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,125	743
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	99	511
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,224	$1,254
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(4)	$(72)
Interest Paid, Net of Amounts Capitalized	$172	$148
Accrued Property, Plant and Equipment Expenditures	$408	$333

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2023	534	$5,018	(36)	$(1,379)	$12,017	$(179)	$15,477
Net Income	—	—	—	—	532	—	532
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(2)	—	—	—	—	—	10	10
Comprehensive Income							542
Cash Dividends at $0.60 per share on Common Stock	—	—	—	—	(299)	—	(299)
Other	—	(15)	1	13	—	—	(2)
Balance as of March 31, 2024	534	$5,003	(35)	$(1,366)	$12,250	$(169)	$15,718

Balance as of December 31, 2022	534	$5,065	(37)	$(1,377)	$10,591	$(550)	$13,729
Net Income	—	—	—	—	1,287	—	1,287
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(18)	—	—	—	—	—	28	28
Comprehensive Income							1,315
Cash Dividends at $0.57 per share on Common Stock	—	—	—	—	(284)	—	(284)
Other	—	(20)	—	(14)	—	—	(34)
Balance as of March 31, 2023	534	$5,045	(37)	$(1,391)	$11,594	$(522)	$14,726

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
OPERATING REVENUES	$2,333	$2,293
OPERATING EXPENSES
Energy Costs	928	984
Operation and Maintenance	465	460
Depreciation and Amortization	257	244
Total Operating Expenses	1,650	1,688
OPERATING INCOME	683	605
Net Other Income (Deductions)	16	21
Net Non-Operating Pension and OPEB Credits (Costs)	19	28
Interest Expense	(138)	(113)
INCOME BEFORE INCOME TAXES	580	541
Income Tax Expense	(92)	(54)
NET INCOME	$488	$487

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
NET INCOME	$488	$487
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for 2024 and 2023	—	1
COMPREHENSIVE INCOME	$488	$488

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$50	$30
Accounts Receivable, net of allowance of $269 in 2024 and $279 in 2023	1,188	1,076
Unbilled Revenues, net of allowance of $4 in 2024 and 2023	214	244
Materials and Supplies, net	579	519
Prepayments	51	57
Regulatory Assets	167	273
Other	25	31
Total Current Assets	2,274	2,230
PROPERTY, PLANT AND EQUIPMENT	44,349	43,753
Less: Accumulated Depreciation and Amortization	(8,851)	(8,711)
Net Property, Plant and Equipment	35,498	35,042
NONCURRENT ASSETS
Regulatory Assets	5,374	5,157
Operating Lease Right-of-Use Assets	99	99
Long-Term Investments	112	117
Rabbi Trust Fund	31	32
Long-Term Accrued Taxes	1	—
Other	203	196
Total Noncurrent Assets	5,820	5,601
TOTAL ASSETS	$43,592	$42,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2024	December 31, 2023
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$500	$750
Commercial Paper and Loans	25	425
Accounts Payable	619	780
Accounts Payable—Affiliated Companies	505	504
Accrued Interest	128	139
Clean Energy Program	86	145
Obligation to Return Cash Collateral	93	89
Regulatory Liabilities	362	349
Other	457	434
Total Current Liabilities	2,775	3,615
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	5,955	5,813
Regulatory Liabilities	2,043	2,075
Operating Leases	88	89
Asset Retirement Obligations	401	401
OPEB Costs	197	210
Accrued Pension Costs	392	396
Environmental Costs	147	151
Long-Term Accrued Taxes	—	2
Other	155	160
Total Noncurrent Liabilities	9,378	9,297
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	13,903	12,913
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2024 and 2023—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	14,492	14,004
Accumulated Other Comprehensive Loss	(4)	(4)
Total Stockholder’s Equity	17,536	17,048
Total Capitalization	31,439	29,961
TOTAL LIABILITIES AND CAPITALIZATION	$43,592	$42,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$488	$487
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	257	244
Provision for Deferred Income Taxes and ITC	53	27
Non-Cash Employee Benefit Plan (Credits) Costs	11	3
Cost of Removal	(45)	(41)
Energy Efficiency Programs Regulatory Investment Expenditures	(118)	(87)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	27	17
Net Change in Other Regulatory Assets and Liabilities	(47)	5
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(83)	37
Materials and Supplies	(60)	(45)
Prepayments	6	(10)
Accounts Payable	(87)	(83)
Accounts Receivable/Payable—Affiliated Companies, net	30	8
Obligation to Return Cash Collateral	4	(186)
Other Current Assets and Liabilities	6	31
Employee Benefit Plan Funding and Related Payments	(14)	(7)
Other	(20)	(22)
Net Cash Provided By (Used In) Operating Activities	408	378
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(739)	(676)
Proceeds from Sales of Trust Investments	1	1
Purchases of Trust Investments	(1)	(1)
Other	6	3
Net Cash Provided By (Used In) Investing Activities	(733)	(673)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(400)	—
Issuance of Long-Term Debt	1,000	900
Redemption of Long-Term Debt	(250)	—
Other	(12)	(8)
Net Cash Provided By (Used In) Financing Activities	338	892
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	13	597
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	75	266
Cash, Cash Equivalents and Restricted Cash at End of Period	$88	$863
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(1)	$(10)
Interest Paid, Net of Amounts Capitalized	$142	$102
Accrued Property, Plant and Equipment Expenditures	$322	$308

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of December 31, 2023	$892	$2,156	$14,004	$(4)	$17,048
Net Income	—	—	488	—	488
Comprehensive Income					488
Balance as of March 31, 2024	$892	$2,156	$14,492	$(4)	$17,536

Balance as of December 31, 2022	$892	$2,156	$12,639	$(5)	$15,682
Net Income	—	—	487	—	487
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					488
Balance as of March 31, 2023	$892	$2,156	$13,126	$(4)	$16,170

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
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting guidance generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2023.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2023) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of December 31, 2023
Cash and Cash Equivalents	$30	$24	$54
Restricted Cash in Other Current Assets	23	—	23
Restricted Cash in Other Noncurrent Assets	22	—	22
Cash, Cash Equivalents and Restricted Cash	$75	$24	$99

As of March 31, 2024
Cash and Cash Equivalents	$50	$1,136	$1,186
Restricted Cash in Other Current Assets	16	—	16
Restricted Cash in Other Noncurrent Assets	22	—	22
Cash, Cash Equivalents and Restricted Cash	$88	$1,136	$1,224

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
PSEG Power & Other
Revenues from Contracts with Customers
Electricity and Related Products—PSEG Power owns generation solely within PJM Interconnection, L.L.C. (PJM), which facilitates the dispatch of energy and energy-related products. PSEG Power primarily sells to the PJM Independent System Operator (ISO) energy and ancillary services which are separately transacted in the day-ahead or real-time energy markets. The energy and ancillary services performance obligations are typically satisfied over time as delivered and revenue is recognized accordingly. Also, revenue for wholesale load contracts is recognized over time as the bundled service is provided to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

customer. PSEG generally reports electricity sales and purchases conducted with PJM net on an hourly basis in either Operating Revenues or Energy Costs in its Condensed Consolidated Statements of Operations. The classification depends on the net hourly activity.
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
PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants have been awarded zero emission certificates (ZECs) by the BPU through May 2025. These nuclear plants are expected to receive ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognizes revenue when the units generate electricity, which is when the performance obligation is satisfied. These revenues are included in PJM Sales in the following tables. The number of ZECs purchased by each EDC from a selected nuclear power plant is expected to be reduced by the number of ZECs equal in value to the dollar amount of production tax credits (PTCs) received by the same plants.
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
Revenues Unrelated to Contracts with Customers
PSEG Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 11. Financial Risk Management Activities for further discussion.
Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2024
Revenues from Contracts with Customers
Electric Distribution	$781	$—	$—	$781
Gas Distribution	922	—	—	922
Transmission	436	—	—	436
Electricity and Related Product Sales
PJM
Third-Party Sales	—	227	—	227
Sales to Affiliates	—	30	(30)	—
ISO-New England (NE)	—	3	—	3
Gas Sales
Third-Party Sales	—	76	—	76
Sales to Affiliates	—	414	(414)	—
Other Revenues from Contracts with Customers (B)	84	174	(1)	257
Total Revenues from Contracts with Customers	2,223	924	(445)	2,702
Revenues Unrelated to Contracts with Customers (C)	110	(52)	—	58
Total Operating Revenues	$2,333	$872	$(445)	$2,760

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2023
Revenues from Contracts with Customers
Electric Distribution	$730	$—	$—	$730
Gas Distribution	959	—	(1)	958
Transmission	425	—	—	425
Electricity and Related Product Sales
PJM
Third-Party Sales	—	276	—	276
Sales to Affiliates	—	31	(31)	—
ISO-NE	—	3	—	3
Gas Sales
Third-Party Sales	—	86	—	86
Sales to Affiliates	—	533	(533)	—
Other Revenues from Contracts with Customers (B)	78	153	—	231
Total Revenues from Contracts with Customers	2,192	1,082	(565)	2,709
Revenues Unrelated to Contracts with Customers (C)	101	945	—	1,046
Total Operating Revenues	$2,293	$2,027	$(565)	$3,755

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of March 31, 2024 and December 31, 2023. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 16% and 18% of accounts receivable (including unbilled revenues) as of March 31, 2024 and December 31, 2023, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported on the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the COVID-19 pandemic on the outstanding balances as of March 31, 2024. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. As of March 31, 2024, PSE&G had a deferred balance of $152 million from electric bad debts recorded as a Regulatory Asset. In addition, as of March 31, 2024, PSE&G had deferred incremental gas bad debt expense of $68 million as a Regulatory Asset for future regulatory recovery due to the impact of the coronavirus pandemic. See Note 4. Rate Filings for additional information.
The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months ended March 31, 2024 and 2023:

	2024	2023
	Millions
Balance as of Beginning of Year	$283	$339
Utility Customer and Other Accounts
Provision	26	9
Write-offs, net of Recoveries of $7 million in 2024 and 2023	(36)	(29)
Balance as of End of Period	$273	$319

PSEG Power & Other
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of March 31, 2024 and December 31, 2023.
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
PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of March 31, 2024 or December 31, 2023. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
PSEG LI did not have any material contract balances as of March 31, 2024 and December 31, 2023.
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

Delivery Year	$ per Megawatt (MW)-Day	MW Cleared
June 2023 to May 2024	$50	3,700
June 2024 to May 2025	$65	3,700

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
Pursuant to the OSA, Servco’s operating costs are paid entirely by LIPA, and therefore, PSEG LI’s risk is limited related to the activities of Servco. PSEG LI has no current obligation to provide direct financial support to Servco. In addition to payment of Servco’s operating costs as provided for in the OSA, PSEG LI receives an annual contract management fee. PSEG LI’s annual contract management fee, in certain situations, could be partially offset by Servco’s annual storm costs that are denied reimbursement by the Federal Emergency Management Agency, limited contingent liabilities and penalties for failing to meet certain performance metrics.
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $150 million and $128 million for the three months ended March 31, 2024 and 2023, respectively, of O&M Expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

Note 4. Rate Filings
This Note should be read in conjunction with Note 6. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2023.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU are as follows:
BGSS—In April 2024, the BPU gave final approval to PSE&G’s BGSS rate of 40 cents per therm.
CIP—In February 2024, PSE&G filed its annual electric CIP petition seeking BPU approval to recover estimated deficient electric revenues of approximately $99 million based on the 12-month period ending May 31, 2024 with new rates proposed to be effective June 1, 2024. This matter is pending.
In April 2024, the BPU gave final approval to provisional gas CIP rates which were effective October 1, 2023.
COVID-19 Deferral—As of March 31, 2024, PSE&G has deferred approximately $131 million as a Regulatory Asset for its net incremental costs, including $68 million for incremental gas bad debt expense associated with customer accounts

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

receivable. PSE&G expects its COVID-19 Regulatory Asset balance is probable of recovery under the BPU orders. PSE&G’s COVID-19 recovery filing is pending.
Energy Strong II—In April 2024, the BPU approved an annualized increase in electric revenue requirement of $12 million, with rates to be effective May 1, 2024. The approved electric revenue increase represents the return of and on actual Energy Strong II investments placed in service through December 31, 2023.
Green Program Recovery Charges (GPRC)—In February 2024, PSE&G updated its 2023 GPRC cost recovery petition requesting BPU approval for recovery of increases of $49 million and $15 million in annual electric and gas revenues, respectively. This matter is pending.
Infrastructure Advancement Program (IAP)—In February 2024, PSE&G filed an updated IAP cost recovery petition seeking BPU approval to recover in electric base rates an annual revenue increase of $5 million effective May 1, 2024. This increase represents the return of and on investment for IAP electric investments in service through January 31, 2024. This matter is pending.
SBC—In March 2024, the BPU approved annual increases in electric and gas SBC revenues of $27 million and $32 million, respectively, pursuant to PSE&G’s 2023 SBC filing to recover electric and gas costs incurred under its EE & Renewable Energy and Social Programs. This order deferred the review and recovery of incremental electric bad debt expense as a result of COVID-19 collection moratoriums pending resolution of the COVID-19 proceeding described above.
Tax Adjustment Credit (TAC)—In February 2024, the BPU approved PSE&G’s 2023 TAC filing to increase annual electric and gas revenues by approximately $61 million and $40 million, respectively, with new rates effective March 1, 2024.

Note 5. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of March 31, 2024, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 6. Financing Receivables. There was no significant change in amounts reported in Note 7. Leases in the Annual Report on Form 10-K for the year ended December 31, 2023 for operating leases in which PSEG and its subsidiaries are lessees.
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
Energy Holdings is the lessor in leveraged leases. See Note 6. Financing Receivables.
Energy Holdings is the lessor in an operating lease for a domestic energy generation facility with a remaining term through 2036. As of March 31, 2024, Energy Holdings’ property subject to the lease had a total carrying value of $10 million.
The following is the operating lease income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	Millions
Fixed Lease Income	$3	$6
Total Operating Lease Income	$3	$6

Note 6. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of March 31, 2024, none of the solar loans were impaired; however, in the event a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	March 31, 2024	December 31, 2023
	Millions
Commercial/Industrial	$56	$60
Residential	3	3
Total	59	63
Current Portion (included in Accounts Receivable)	(21)	(23)
Noncurrent Portion (included in Long-Term Investments)	$38	$40

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of March 31, 2024	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$4	prior to 2013	10 years	15 years
Solar Loan II	28	prior to 2015	10 years	15 years
Solar Loan III	27	prior to 2022	10 years	10 years
Total	$59

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of March 31, 2024 and have an average remaining life of approximately three years. There are no remaining residential loans outstanding under the Solar Loan I program.
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
Leveraged leases outstanding as of March 31, 2024 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investments as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024	December 31, 2023
	Millions
Lease Receivables (net of Non-Recourse Debt)	$200	$223
Unearned and Deferred Income	(58)	(62)
Gross Investments in Leases	142	161
Deferred Tax Liabilities	(34)	(36)
Net Investments in Leases	$108	$125

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of March 31, 2024
As of March 31, 2024
Millions
AA	$7
A-	39
BBB+ to BBB	154
Total	$200

PSEG recorded no credit losses for the leveraged leases existing on March 31, 2024. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

Note 7. Trust Investments
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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of March 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$514	$362	$(2)	$874
International	418	137	(14)	541
Total Equity Securities	932	499	(16)	1,415
Available-for-Sale Debt Securities
Government	771	1	(82)	690
Corporate	555	4	(37)	522
Total Available-for-Sale Debt Securities	1,326	5	(119)	1,212
Total NDT Fund Investments (A)	$2,258	$504	$(135)	$2,627

(A)The NDT Fund Investments table excludes cash and foreign currency of $1 million as of March 31, 2024, which is part of the NDT Fund.

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
Net unrealized gains (losses) on debt securities of $(67) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2024. The portion of net unrealized gains (losses) recognized in the first three months of 2024 related to equity securities still held as of March 31, 2024 was $92 million.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2024	December 31, 2023
	Millions
Accounts Receivable	$23	$19
Accounts Payable	$17	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2024				As of December 31, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$22	$(1)	$5	$(1)	$44	$(1)	$4	$—
International	61	(8)	18	(6)	35	(4)	28	(8)
Total Equity Securities	83	(9)	23	(7)	79	(5)	32	(8)
Available-for-Sale Debt Securities
Government (B)	153	(2)	429	(80)	90	(1)	432	(71)
Corporate (C)	48	—	300	(37)	19	—	329	(39)
Total Available-for-Sale Debt Securities	201	(2)	729	(117)	109	(1)	761	(110)
NDT Trust Investments	$284	$(11)	$752	$(124)	$188	$(6)	$793	$(118)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2024	2023
	Millions
Proceeds from NDT Fund Sales (A)	$360	$396
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$31	$21
Gross Realized Losses	(14)	(27)
Net Realized Gains (Losses) on NDT Fund (B)	17	(6)
Net Unrealized Gains (Losses) on Equity Securities	78	51
Net Gains (Losses) on NDT Fund Investments	$95	$45

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
The NDT Fund debt securities held as of March 31, 2024 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$18
1 - 5 years	335
6 - 10 years	204
11 - 15 years	64
16 - 20 years	95
Over 20 years	496
Total NDT Available-for-Sale Debt Securities	$1,212

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of March 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$9	$9	$—	$18
Available-for-Sale Debt Securities
Government	108	—	(21)	87
Corporate	78	—	(10)	68
Total Available-for-Sale Debt Securities	186	—	(31)	155
Total Rabbi Trust Investments	$195	$9	$(31)	$173

	As of December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$10	$8	$—	$18
Available-for-Sale Debt Securities
Government	110	—	(19)	91
Corporate	80	—	(10)	70
Total Available-for-Sale Debt Securities	190	—	(29)	161
Total Rabbi Trust Investments	$200	$8	$(29)	$179

Net unrealized gains (losses) on debt securities of $(23) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2024. The portion of net unrealized gains (losses) recognized during the first three months of 2024 related to equity securities still held as of March 31, 2024 was less than $1 million.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2024	December 31, 2023
Millions
Accounts Receivable	$1	$1
Accounts Payable	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2024				As of December 31, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$6	$—	$80	$(21)	$3	$—	$83	$(19)
Corporate (B)	5	—	57	(10)	3	—	60	(10)
Total Available-for-Sale Debt Securities	11	—	137	(31)	6	—	143	(29)
Rabbi Trust Investments	$11	$—	$137	$(31)	$6	$—	$143	$(29)

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
The proceeds from the sales of and the net gains on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2024	2023
	Millions
Proceeds from Rabbi Trust Sales	$9	$6
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$1
Gross Realized Losses	(1)	(1)
Net Realized Gains (Losses) on Rabbi Trust (A)	—	—
Net Unrealized Gains (Losses) on Equity Securities	—	1
Net Gains (Losses) on Rabbi Trust Investments	$—	$1

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of March 31, 2024 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$7
1 - 5 years	26
6 - 10 years	17
11 - 15 years	9
16 - 20 years	18
Over 20 years	78
Total Rabbi Trust Available-for-Sale Debt Securities	$155

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
The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of	As of
	March 31, 2024	December 31, 2023
	Millions
PSE&G	$31	$32
PSEG Power & Other	142	147
Total Rabbi Trust Investments	$173	$179

Note 8. Pension and Other Postretirement Benefits (OPEB)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$23	$22	$1	$1
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	56	69	9	10
Expected Return on Plan Assets	(80)	(95)	(9)	(8)
Amortization of Net
Prior Service Credit	—	—	—	(13)
Actuarial Loss (Gain)	18	24	—	(1)
Non-Service Components of Pension and OPEB (Credits) Costs	(6)	(2)	—	(12)
Total Net Benefit (Credits) Costs	$17	$20	$1	$(11)

Pension and OPEB (credits) costs for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	Millions
PSE&G	$11	$13	$—	$(10)
PSEG Power & Other	6	7	1	(1)
Total Net Benefit (Credits) Costs	$17	$20	$1	$(11)

PSEG plans to contribute $5 million to its OPEB plan and does not plan to contribute to its pension plan in 2024.
Servco Pension and OPEB
Servco sponsors a qualified pension plan and OPEB plan covering its employees who meet certain eligibility criteria. Under the OSA, employee benefit costs for these plans are funded by LIPA. See Note 3. Variable Interest Entity. These obligations, as well as the offsetting long-term receivable, are separately presented on the Condensed Consolidated Balance Sheet of PSEG.
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco’s pension-related revenues and costs were $6 million and $5 million for the three months ended March 31, 2024 and 2023, respectively. The OPEB-related revenues earned and costs incurred were $3 million for each of the three months ended March 31, 2024 and 2023.
Servco plans to contribute $25 million into its pension plan in 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Commitments and Contingent Liabilities
Guaranteed Obligations
PSEG Power’s activities primarily involve the purchase and sale of energy and related products under transportation, physical, financial and forward contracts at fixed and variable prices. These transactions are with numerous counterparties and brokers that may require cash, letters of credit or guarantees as a form of collateral.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of March 31, 2024 and December 31, 2023.

	As of	As of
	March 31, 2024	December 31, 2023
	Millions
Face Value of Outstanding Guarantees	$1,351	$1,381
Exposure under Current Guarantees	$66	$118

Letters of Credit Margin Posted	$10	$10
Letters of Credit Margin Received	$39	$91

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(1)	$(2)
Net Broker Balance Deposited (Received)	$282	$115

Additional Amounts Posted
Other Letters of Credit	$159	$180

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
As of March 31, 2024, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Hackensack River
In 2022, the EPA announced it had designated approximately 23 river miles of the Lower Hackensack River as a federal Superfund site. PSE&G and certain of its predecessors conducted operations at properties in this area, including at the Hudson, Bergen and Kearny generating stations that were transferred to PSEG Power. PSEG Power subsequently contractually transferred all land rights and structures on the Hudson generating station site to a third-party purchaser, along with the assumption of the environmental liabilities for that site. In 2024, the EPA identified PSE&G and four other parties as PRPs for the site and requested that they voluntarily perform a technical study of a portion of the river designated as “Operable Unit 2.” The EPA estimates that the technical study will cost $55 million to complete and PSE&G and PSEG Power have offered to participate in the technical study, subject to negotiation of further details. PSE&G and PSEG Power do not believe participation in the technical study will have a material impact on their results of operations and financial condition based upon EPA’s estimate of the study costs; however, future costs related to this matter could be material.
Manufactured Gas Plant (MGP) Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $204 million and $223 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $204 million as of March 31, 2024. Of this amount, $61 million was recorded in Other Current Liabilities and $143 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $204 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
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
PSEG Power is in the process of fulfilling its obligations under the New Jersey ISRA and the CTA to investigate these sites. It will require multiple years and comprehensive environmental sampling to understand the extent of and to carry out the required remediation. At this stage in the remediation process, the full remediation costs are not estimable, but given the number and operating history of the facilities in the portfolio, the full remediation costs will likely be material in the aggregate. The costs

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

could potentially include costs for, among other things, excavating soil, implementation of institutional controls, and the construction, operation and maintenance of engineering controls.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of March 31, 2024, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2028
Millions
Nuclear Fuel
Uranium	$373
Enrichment	$341
Fabrication	$183
Natural Gas	$1,214

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

Note 10. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the three months ended March 31, 2024:
PSEG
•issued $750 million of 5.20% Senior Notes due April 2029, and
•issued $500 million of 5.45% Senior Notes due April 2034.
PSE&G
•issued $450 million of 5.20% Secured Medium-Term Notes, Series Q, due March 2034,
•issued $550 million of 5.45% Secured Medium-Term Notes, Series Q, due March 2054, and
•retired $250 million of 3.75% Secured Medium-Term Notes, Series I, at maturity.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facility.
The commitments under the $4.0 billion credit facilities are provided by a diverse bank group. As of March 31, 2024, the total available credit capacity was $3.8 billion. In March 2024, PSEG, PSEG Power, and PSE&G executed a one year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2028.
As of March 31, 2024, no single institution represented more than 10% of the total commitments in the credit facilities.
As of March 31, 2024, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total committed credit facilities and available liquidity as of March 31, 2024 were as follows:

	As of March 31, 2024
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$2	$1,498	Mar 2028	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$2	$1,498
PSE&G
Revolving Credit Facility	$1,000	$45	$955	Mar 2028	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$45	$955
PSEG Power
Revolving Credit Facility (A)	$1,250	$39	$1,211	Mar 2028	Funding/Letters of Credit
Letter of Credit Facility	75	45	30	Apr 2026	Letters of Credit
Letter of Credit Facility	200	83	117	Sept 2024	Letters of Credit
Total PSEG Power	$1,525	$167	$1,358
Total (C)	$4,025	$214	$3,811

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
(B)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of March 31, 2024, PSEG had no outstanding commercial paper and PSE&G had $25 million outstanding at a weighted average interest rate of 5.45%.
(C)Amounts do not include uncommitted credit facilities or 364-day term loans.
PSEG Power has an uncommitted credit facility for $100 million, which can be utilized for letters of credit. A subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be utilized for cash collateral postings. As of March 31, 2024, there were no outstanding balances under these facilities.
Short-Term Loans
In April 2023, PSEG entered into a new 364-day variable rate term loan agreement for $750 million. In August 2023, PSEG repaid $250 million of the $750 million 364-day variable rate term loan and the remaining $500 million matured in April 2024.

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
Commodity Prices
Within PSEG and its affiliate companies, PSEG Power has the most exposure to commodity price risk primarily relating to changes in the market price of electricity, natural gas and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. PSEG Power uses a variety of derivative and non-derivative instruments, such as financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity, to manage the exposure to fluctuations in commodity prices and optimize the value of PSEG Power’s expected generation. PSEG Power also uses

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

derivatives to hedge a portion of its anticipated BGSS obligations with PSE&G. For additional information see Note 9. Commitments and Contingent Liabilities. Additionally, prospective changes in the fair market value of these derivative contracts are recorded in earnings.
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
As of March 31, 2024, PSEG had interest rate hedges outstanding totaling $1.75 billion which were executed to convert PSEG Power’s $1.25 billion variable rate term loan due March 2025 and PSEG’s $500 million variable rate term loan due April 2024 into fixed rate loans. The fair value of these hedges was $9 million and $5 million as of March 31, 2024 and December 31, 2023, respectively.
In the first quarter of 2024, PSEG unwound interest rate treasury locks totaling $1 billion in connection with the $1.25 billion long-term debt issuances at PSEG that occurred in March 2024. See Note 10. Debt and Credit Facilities for additional information. The settlement payment of $4 million received for these treasury locks was recorded in Accumulated Other Comprehensive Income (Loss) and will be amortized into earnings to match the term and timing of the hedged debt.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $21 million and $3 million as of March 31, 2024 and December 31, 2023, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months is $8 million.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions are offset on the Condensed Consolidated Balance Sheets of PSEG. For additional information see Note 12. Fair Value Measurements.
Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2024 and December 31, 2023. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2024
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$9	$697	$(632)	$65	$74
Noncurrent Assets	—	444	(442)	2	2
Total Mark-to-Market Derivative Assets	$9	$1,141	$(1,074)	$67	$76
Derivative Contracts
Current Liabilities	$—	$(790)	$747	$(43)	$(43)
Noncurrent Liabilities	—	(541)	525	(16)	(16)
Total Mark-to-Market Derivative (Liabilities)	$—	$(1,331)	$1,272	$(59)	$(59)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$9	$(190)	$198	$8	$17

	As of December 31, 2023
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$6	$912	$(806)	$106	$112
Noncurrent Assets	—	440	(411)	29	29
Total Mark-to-Market Derivative Assets	$6	$1,352	$(1,217)	$135	$141
Derivative Contracts
Current Liabilities	$(16)	$(890)	$820	$(70)	$(86)
Noncurrent Liabilities	(1)	(424)	419	(5)	(6)
Total Mark-to-Market Derivative (Liabilities)	$(17)	$(1,314)	$1,239	$(75)	$(92)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(11)	$38	$22	$60	$49

(A)     Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, PSEG Power had net cash collateral (receipts) payments to counterparties of $281 million and $113 million, respectively. Of these net cash collateral (receipts) payments, $198 million and $22 million as of March 31, 2024 and December 31, 2023, respectively, were netted against the corresponding net derivative contract positions. Of the $198 million as of March 31, 2024, $115 million was netted against current liabilities and $83 million against noncurrent liabilities. Of the $22 million as of December 31, 2023, $(1) million was netted against current assets, $15 million against current liabilities and $8 million against noncurrent liabilities.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $86 million as of March 31, 2024 and $77 million as of December 31, 2023. As of March 31, 2024 and December 31, 2023, PSEG Power had the contractual right of offset of $42 million and $3 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $44 million and $74 million as of March 31, 2024 and December 31, 2023, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Loss (AOCL) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2024 and 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2024	2023		2024	2023
	Millions			Millions
PSEG
Interest Rate Derivatives	$28	$(3)	Interest Expense	$3	$(1)
Total PSEG	$28	$(3)		$3	$(1)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For each of the three months ended March 31, 2024 and 2023, the amount of gain (loss) on interest rate hedges reclassified from Accumulated Other Comprehensive Loss into income was $2 million and $(1) million after-tax, respectively.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2022	$(4)	$(3)
Gain Recognized in AOCL	13	9
Less: Gain Reclassified into Income	(5)	(3)
Balance as of December 31, 2023	$4	$3
Gain Recognized in AOCL	28	20
Less: Gain Reclassified into Income	(3)	(2)
Balance as of March 31, 2024	$29	$21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2024 and 2023, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2024	2023
		Millions
Energy-Related Contracts	Operating Revenues	$(148)	$902
Energy-Related Contracts	Energy Costs	1	1
Total		$(147)	$903

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of March 31, 2024 and December 31, 2023.

		As of	As of
Type	Notional	March 31, 2024	December 31, 2023
		Millions
Natural Gas	Dekatherm (Dth)	86	66
Electricity	MWh	(62)	(60)
Financial Transmission Rights (FTRs)	MWh	16	19
Interest Rate Derivatives	U.S. Dollars	1,750	2,000

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
As of March 31, 2024, nearly 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 18. Related-Party Transactions for additional information.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2024, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of March 31, 2024, PSE&G had $15 million in unsecured mark-to-market credit exposure with its suppliers.
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
The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of March 31, 2024
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$1,065	$—	$1,065	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$67	$(1,074)	$2	$1,139	$—
Interest Rate Derivatives (C)	$9	$—	$—	$9	$—
NDT Fund (D)
Equity Securities	$1,415	$—	$1,415	$—	$—
Debt Securities—U.S. Treasury	$303	$—	$—	$303	$—
Debt Securities—Govt Other	$387	$—	$—	$387	$—
Debt Securities—Corporate	$522	$—	$—	$522	$—
Rabbi Trust (D)
Equity Securities	$18	$—	$18	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$30	$—	$—	$30	$—
Debt Securities—Corporate	$68	$—	$—	$68	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(59)	$1,272	$(2)	$(1,329)	$—
PSE&G
Assets:
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$13	$—	$—	$13	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2023
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$20	$—	$20	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$135	$(1,217)	$13	$1,339	$—
Interest Rate Derivatives (C)	$6	$—	$—	$6	$—
NDT Fund (D)
Equity Securities	$1,310	$—	$1,310	$—	$—
Debt Securities—U.S. Treasury	$293	$—	$—	$293	$—
Debt Securities—Govt Other	$398	$—	$—	$398	$—
Debt Securities—Corporate	$522	$—	$—	$522	$—
Rabbi Trust (D)
Equity Securities	$18	$—	$18	$—	$—
Debt Securities—U.S. Treasury	$59	$—	$—	$59	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$70	$—	$—	$70	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(75)	$1,239	$(1)	$(1,311)	$(2)
Interest Rate Derivatives (C)	$(17)	$—	$—	$(17)	$—
PSE&G
Assets:
Cash Equivalents (A)	$20	$—	$20	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

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
(D)The fair value measurement table excludes cash and foreign currency of $1 million in the NDT Fund as of March 31, 2024 and December 31, 2023. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
(E)Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. See Note 11. Financial Risk Management Activities for additional detail.
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
As of March 31, 2024, PSEG carried $3.9 billion of net assets that are measured at fair value on a recurring basis.
As of March 31, 2023, PSEG carried $3.7 billion of net assets that are measured at fair value on a recurring basis, of which $6 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
There were no transfers to or from Level 3 during the three months ended March 31, 2024 and 2023, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of March 31, 2024 and December 31, 2023 are included in the following table and accompanying notes.

	As of		As of
	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$5,611	$5,448	$4,371	$4,240
PSE&G (A)	14,403	12,983	13,663	12,460
PSEG Power (B)	1,250	1,250	1,250	1,250
Total Long-Term Debt	$21,264	$19,681	$19,284	$17,950

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
(B)Private term loan with book value approximating fair value (Level 2 measurement).
Note 13. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2024
NDT Fund Interest and Dividends	$—	$17	$17
Allowance for Funds Used During Construction	11	—	11
Solar Loan Interest	2	—	2
Other Interest	2	5	7
Other	1	(3)	(2)
Total Net Other Income (Deductions)	$16	$19	$35
Three Months Ended March 31, 2023
NDT Fund Interest and Dividends	$—	$15	$15
Allowance for Funds Used During Construction	15	—	15
Solar Loan Interest	2	—	2
Other Interest	2	8	10
Other	2	(2)	—
Total Net Other Income (Deductions)	$21	$21	$42

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended
PSEG	March 31,
	2024	2023
	Millions
Pre-Tax Income	$629	$1,585
Tax Computed at Statutory Rate @ 21%	$132	$333
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	40	108
Uncertain Tax Positions	1	(6)
Leasing Activities	—	(17)
GPRC-Clean Energy Future (CEF)-EE	(15)	(16)
Estimated Annual Effective Tax Rate Interim Period Adjustment	(17)	(23)
TAC	(43)	(75)
Other	(1)	(6)
Subtotal	(35)	(35)
Total Income Tax Expense	$97	$298
Effective Income Tax Rate	15.4%	18.8%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended
PSE&G	March 31,
	2024	2023
	Millions
Pre-Tax Income	$580	$541
Tax Computed at Statutory Rate @ 21%	$122	$114
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	41	38
GPRC-CEF-EE	(15)	(16)
TAC	(43)	(75)
Other	(13)	(7)
Subtotal	(30)	(60)
Total Income Tax Expense	$92	$54
Effective Income Tax Rate	15.9%	10.0%

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
In August 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA enacted a new 15% corporate alternative minimum tax (CAMT), effective in 2023, and made certain changes to existing energy tax credit laws. For 2023 and the first quarter of 2024, PSEG and PSE&G recorded their best estimates of the impact of the CAMT. Certain changes to the energy tax credit laws include: a new PTC for existing nuclear generation facilities, effective 2024 through 2032, a new technology neutral energy tax credit, which includes new nuclear units and increases to nuclear generation capacity, effective 2025, and the transferability of the energy tax credits, effective 2023. The PTC for a given nuclear facility can be increased by five times if prevailing wage rules are met and is designed to phase down as the facility’s gross receipts increase. The PTC rate and phase down amount are subject to the Internal Revenue Service’s determination of annual inflation.
Despite the issuance of various Notices that provide interim guidance related to the CAMT, the rules related to the PTC for existing nuclear generation facilities and the CAMT remain unclear and are in need of further guidance; therefore, their impact on PSEG's and PSE&G's financial statements is subject to continued evaluation.
The enactment of additional federal or state tax legislation and clarification of previously enacted tax laws could impact
PSEG’s and PSE&G’s financial statements.
As of March 31, 2024, PSEG had a $27 million state net operating loss (NOL) and PSE&G had a $73 million New Jersey Corporate Business Tax NOL that are both expected to be fully realized in the future.

Note 15. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended March 31, 2024
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2023	$3	$(102)	$(80)	$(179)
Other Comprehensive Income (Loss) before Reclassifications	20	—	(12)	8
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	2	2	2
Net Current Period Other Comprehensive Income (Loss)	18	2	(10)	10
Balance as of March 31, 2024	$21	$(100)	$(90)	$(169)

	Three Months Ended March 31, 2023
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2022	$(3)	$(426)	$(121)	$(550)
Other Comprehensive Income (Loss) before Reclassifications	(2)	—	20	18
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	1	3	6	10
Net Current Period Other Comprehensive Income (Loss)	(1)	3	26	28
Balance as of March 31, 2023	$(4)	$(423)	$(95)	$(522)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended
		March 31, 2024
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$3	$(1)	$2
Total Cash Flow Hedges		3	(1)	2
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(3)	1	(2)
Total Pension and OPEB Plans		(3)	1	(2)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(4)	2	(2)
Total Available-for-Sale Debt Securities		(4)	2	(2)
Total		$(4)	$2	$(2)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended
		March 31, 2023
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$(1)	$—	$(1)
Total Cash Flow Hedges		(1)	—	(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	2	—	2
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(7)	2	(5)
Total Pension and OPEB Plans		(5)	2	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(10)	4	(6)
Total Available-for-Sale Debt Securities		(10)	4	(6)
Total		$(16)	$6	$(10)

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

	Three Months Ended March 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$532	$532	$1,287	$1,287
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	499	499	497	497
Effect of Stock Based Compensation Awards	—	1	—	3
Total Shares	499	500	497	500

EPS
Net Income	$1.07	$1.06	$2.59	$2.58

Dividends

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2024	2023
Per Share	$0.60	$0.57
In Millions	$299	$284

On April 16, 2024, PSEG’s Board of Directors approved a $0.60 per share common stock dividend for the second quarter of 2024.

Note 17. Financial Information by Business Segment
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
This reportable segment also includes amounts applicable to PSEG LI, which generates revenues under its contract with LIPA, primarily for the recovery of costs when Servco is a principal in the transaction (see Note 3. Variable Interest Entity for additional information) as well as fixed and variable fee components under the contract, and Energy Holdings which holds an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

immaterial portfolio of remaining lease investments. Other also includes amounts applicable to PSEG (parent company) and Services.

	PSE&G	PSEG Power & Other	Eliminations (A)	Consolidated Total
	Millions
Three Months Ended March 31, 2024
Operating Revenues	$2,333	$872	$(445)	$2,760
Net Income (B)	488	44	—	532
Gross Additions to Long-Lived Assets	739	58	—	797
Three Months Ended March 31, 2023
Operating Revenues	$2,293	$2,027	$(565)	$3,755
Net Income (B)	487	800	—	1,287
Gross Additions to Long-Lived Assets	676	63	—	739
As of March 31, 2024
Total Assets	$43,592	$9,335	$(539)	$52,388
Investments in Equity Method Subsidiaries	$—	$17	$—	$17
As of December 31, 2023
Total Assets	$42,873	$8,407	$(539)	$50,741
Investments in Equity Method Subsidiaries	$—	$17	$—	$17

(A)Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 18. Related-Party Transactions.
(B)Includes net after-tax gains (losses) of $(186) million and $555 million for the three months ended March 31, 2024 and 2023, respectively, at PSEG Power related to the impacts of non-trading commodity mark-to-market activity, which consist of the financial impact from positions with future delivery dates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2024	2023
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$444	$561
Administrative Billings from Services (B)	117	102
Total Billings from Affiliates	$561	$663

	As of	As of
Related-Party Transactions	March 31, 2024	December 31, 2023
	Millions
Payable to PSEG Power (A)	$245	$264
Payable to Services (B)	89	121
Payable to PSEG (C)	171	119
Accounts Payable—Affiliated Companies	$505	$504
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Receivable (Payable)	$1	$(2)

(A)PSE&G has entered into a requirements contract with PSEG Power under which PSEG Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. In addition, PSEG Power sells ZECs to PSE&G from its nuclear units under the ZEC program as approved by the BPU. The rates in the BGSS contract and for the ZEC sales are prescribed by the BPU. BGSS sales are billed and settled on a monthly basis. ZEC sales are billed on a monthly basis and settled annually following completion of each energy year. In addition, PSEG Power and PSE&G provide certain technical services for each other generally at cost in compliance with FERC and BPU affiliate rules.
(B)Services provides and bills administrative services to PSE&G at cost. In addition, PSE&G has other payables to Services, including amounts related to certain common costs, which Services pays on behalf of PSE&G.
(C)PSEG files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a separate return basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are NOLs and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits. In addition, PSEG pays all payroll taxes and receives reimbursement from its affiliated companies for their respective portions.
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
Our business discussion in Item 1. Business of our 2023 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2023 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2024 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the Form 10-K.
EXECUTIVE OVERVIEW OF 2024 AND FUTURE OUTLOOK
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
Our broader GSMP III, which also included projects to introduce renewable natural gas and hydrogen blending into our existing distribution system is being held in abeyance, with negotiations to be reinitiated by January 2025 with the intent of beginning the work in January 2026. A remaining component of our CEF-Electric Vehicle (EV) program related to medium- and heavy-duty charging infrastructure has been the subject of a stakeholder process that the BPU began in 2021 and we expect that this effort will result in PSE&G submitting a filing targeting infrastructure investments for the medium-and heavy-duty EV market after the BPU finalizes its program and filing requirements. In September 2022, the BPU released a draft Storage Incentive Program proposal and is currently undertaking a stakeholder process to determine the details of the program. In the meantime, our CEF-Energy Storage (ES) program is being held in abeyance.
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
Pursuant to our GSMP II and Energy Strong II programs, we filed a distribution base rate case as required by the BPU in December 2023. Among other things, the distribution base rate case is seeking to recover capital expenditures associated with the portion of our infrastructure investment programs that are not already in rates, as well as the Advanced Metering Infrastructure and EV programs, other investments that are not recovered through periodic rate roll-ins, and several other cost and return factors. The filing proposes an overall revenue increase of 9% with a 12% increase for the combined typical residential electric and gas customer. We expect to conclude the distribution base rate case later in 2024.
PSEG Power
At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through the PTC mechanism and hedging, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During the first three months of 2024, our nuclear units generated approximately 8.2 terawatt hours and operated at a capacity factor of 96.8%. As of March 31, 2024, PSEG Power has hedged approximately 90% to 95% of its expected generation output for 2024. Beginning in 2024, our hedging strategy has incorporated an estimated range of risk reduction impacts from the PTCs with potential incremental changes upon final U.S. Treasury guidance.
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
PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions and the implementation of EE initiatives. PSE&G’s approved CEF-EE, CEF-Energy Cloud and CEF-EV programs and the proposed CEF-ES and CEF-EE II programs are intended to support New Jersey’s Energy Master Plan (EMP) and recent Gubernatorial Executive Orders through programs designed to help customers use energy more efficiently, reduce GHG emissions, support the expansion of the EV infrastructure in New Jersey, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.
In addition, PSE&G is committed to the safe and reliable delivery of natural gas to approximately 1.9 million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The GSMP is designed to significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we reduced reported methane emissions by approximately 27% system wide and assuming continuation of GSMP, we expect to achieve an overall reduction in methane emissions of at least 60% over the 2011 baseline through 2030 period. We also continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events.
We also continue to focus on providing cleaner energy for our customers by working to preserve the economic viability of our nuclear units, which provide over 85% of the carbon-free energy in New Jersey. These efforts include reducing market risk by advocating for state and federal policies, such as the PTC established by the IRA, and capacity market reform at PJM Interconnection, L.L.C. (PJM) that recognize the value of our nuclear fleet’s carbon-free generation and its contribution to grid reliability.
Competitively Bid, FERC Regulated Transmission Projects
PSEG continues to evaluate investment opportunities in regulated transmission beyond PSE&G. In December 2023, PJM awarded a subsidiary of Energy Holdings an approximately $424 million project to address increasing load and reliability issues in Maryland and northern Virginia as part of its 2022 Window 3 competitive solicitation. The project has an expected in-service date of 2027.
In April 2024, PSE&G submitted bids to the BPU for what the BPU has termed the Pre-Build Infrastructure (PBI) project, which is a combination of onshore and near-shore underwater infrastructure. The BPU is expected to announce the winner(s) of the PBI solicitation in the second half of 2024.
We also continue to evaluate regulated transmission opportunities to support offshore wind development in the New Jersey area. In April 2023, the BPU issued an order requesting that PJM conduct a second public policy transmission solicitation process utilizing the State Agreement Approach (SAA2) for transmission projects to support New Jersey’s expanded offshore wind goal. This solicitation is expected to open in July 2024.
PJM has also announced its intent to open the 2024 Regional Transmission Expansion Plan (RTEP) Window 1 solicitation in July 2024, which is expected to include the impacts of higher load growth forecasts.
PSEG will evaluate the SAA2 and 2024 RTEP Window 1 solicitations when more information becomes available and may decide to submit bids in one or both opportunities.
Financial Results
The results for PSEG, PSE&G and PSEG Power & Other for the three months ended March 31, 2024 and 2023 are presented as follows:

	Three Months Ended
	March 31,
	2024	2023
	Millions
PSE&G	$488	$487
PSEG Power & Other (A)	44	800
PSEG Net Income	$532	$1,287

PSEG Net Income Per Share (Diluted)	$1.06	$2.58

(A)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended
	March 31,
	2024	2023
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$57	$25
Non-Trading MTM Gains (Losses) (C)	$(186)	$555

(A)NDT Fund Income (Expense) includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 1. Note 7. Trust Investments for additional information. NDT Fund Income (Expense) also includes interest and dividend income and other costs related to the NDT Fund recorded in Net Other Income (Deductions), interest accretion expense on PSEG Power’s nuclear Asset Retirement Obligation (ARO) recorded in Operation and Maintenance (O&M) Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.
(B)Net of tax (expense) benefit of $(38) million and $(17) million for the three months ended March 31, 2024 and 2023, respectively.
(C)Net of tax (expense) benefit of $72 million and $(217) million for the three months ended March 31, 2024 and 2023, respectively.
Our Net Income for the three months ended March 31, 2024 decreased as compared to the comparable period in 2023 driven primarily by changes in the MTM and NDT Fund as shown in the table above.
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
New Jersey Stakeholder Proceedings
In February 2023, the governor of New Jersey issued executive orders (EOs) that establish or accelerate previously established 2050 targets for clean-sourced energy, building decarbonization, and EV adoption goals, with new target dates of 2030 or 2035, as applicable. The EOs direct the BPU and other state agencies to collaborate with stakeholders to develop plans to reach the targets and the BPU has convened a stakeholder proceeding to develop a plan for gas distribution utilities to reach the target of 50% natural gas emissions reductions over 2006 levels by 2030. The BPU will begin proceedings to update the State’s EMP via public input hearings scheduled for May and June, 2024. We are unable to predict the outcomes of this proceeding, but it could have a material impact on our business, results of operations and cash flows.
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
Nuclear
In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded zero emission certificates (ZECs) for the three-year eligibility period starting June 2022 at the same approximate $10 per megawatt hour (MWh) received during the prior ZEC period through May 2022. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per MWh generated in payments to selected nuclear plants (ZEC payment)). As previously noted, in August 2022, the IRA was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established a PTC for electricity generated using existing nuclear energy, which began January 1, 2024 and continues through 2032. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts threshold are subject to annual inflation adjustments. The establishment of the PTC impacted PSEG Power’s decision not to apply for the next ZEC three-year eligibility period starting June 2025. We continue to analyze the impact of the IRA on our nuclear units, and will analyze any future guidance from the U.S. Treasury to assess any impact of PTCs on expected ZEC payments and/or any future ZEC application periods.
Interest Rate Matters
Federal Reserve policy to reduce inflation has resulted in a higher interest rate environment which may persist as the Federal Reserve continues to assess the economic outlook. If it persists, higher interest rates on borrowings will contribute to higher interest expense on variable-rate debt and long-term rates on future financing plans. As of March 31, 2024, PSEG had entered into floating-to-fixed interest rate swaps totaling $1.75 billion in order to reduce the volatility in interest expense related to a $1.25 billion variable rate term loan at PSEG Power due March 2025 and PSEG’s $500 million variable rate term loan due April 2024. PSE&G’s interest rate risk is moderated due to annual transmission rate filings and distribution recoveries through base rate filings and clause-based investment programs.
Tax Legislation
Future federal and state tax legislation and clarification of enacted legislation could have a material impact on our effective tax rate and cash tax position.
In April 2023, the U.S. Treasury issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting to determine the annual repair tax deduction for gas T&D property. The impact, if any, that this may have on PSEG and PSE&G’s financial statements has not yet been determined.
The IRA enacted a new 15% corporate alternative minimum tax (CAMT), a PTC for existing nuclear generation facilities and allows energy tax credits to be transferable. The U.S. Treasury has issued several Notices pertaining to the CAMT and proposed regulations pertaining to the prevailing wage requirements and transferability rules of energy tax credits. Many aspects of the IRA remain unclear and in need of further guidance; therefore, we continue to analyze the impact the IRA will have on PSEG’s and PSE&G’s results of operations, financial condition and cash flows, which could be material.
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
In addition to the risks described elsewhere in this Form 10-Q for 2024 and beyond, the key issues and challenges we expect our business to confront include:
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
We continually assess a broad range of strategic options to maximize long-term shareholder value and address the interests of our multiple stakeholders. We consider a wide variety of factors when determining how and when to efficiently deploy capital, including the performance and prospects of our businesses; returns and the sustainability and predictability of future earnings streams; the views of investors, regulators, public policy initiatives, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:
•investments in PSE&G, including T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments such as CEF-EE, CEF-EV, CEF-ES and solar,
•continued operation of our nuclear generation facilities that are expected to be supported through the PTC through 2032 and can enable certain investments to increase the capacity of the units as well as potential license extensions, and offtake contracts with potential customers such as data centers and hydrogen producers, and others seeking reliable, around-the-clock carbon-free power,
•investments in competitive, regulated transmission investments through PJM processes and BPU solicitations that provide revenue predictability and reasonable risk-adjusted returns, and
•acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.
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

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2024	2023	2024 vs. 2023
	Millions		Millions	%
Operating Revenues	$2,760	$3,755	$(995)	(26)
Energy Costs	997	1,082	(85)	(8)
Operation and Maintenance (A)	783	743	40	5
Depreciation and Amortization	295	282	13	5
Income from Equity Method Investments	—	1	(1)	N/A
Net Gains (Losses) on Trust Investments	95	46	49	N/A
Net Other Income (Deductions)	35	42	(7)	(17)
Net Non-Operating Pension and OPEB Credits (Costs)	19	28	(9)	(32)
Interest Expense	205	180	25	14
Income Tax Expense (Benefit)	97	298	(201)	(67)

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2024	2023	2024 vs. 2023
	Millions		Millions	%
Operating Revenues	$2,333	$2,293	$40	2
Energy Costs	928	984	(56)	(6)
Operation and Maintenance (A)	465	460	5	1
Depreciation and Amortization	257	244	13	5
Net Other Income (Deductions)	16	21	(5)	(24)
Net Non-Operating Pension and OPEB Credits (Costs)	19	28	(9)	(32)
Interest Expense	138	113	25	22
Income Tax Expense (Benefit)	92	54	38	70

(A)Includes amortization of EE programs regulatory investment expenditures of $27 million and $17 million for the three months ended March 31, 2024 and 2023, respectively.
Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023
Operating Revenues increased $40 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $44 million due primarily to
•Transmission revenues were $33 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment.
•Electric and gas distribution revenues increased $11 million due primarily to a $48 million increase from higher volumes and a $6 million increase in Green Program Recovery Charge (GPRC) collections. These increases were partially offset by a $37 million reduction from Conservation Incentive Program decoupling and a $7 million increase in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense.
Commodity Revenues decreased $73 million as a result of lower Gas and Electric revenues. The changes in Commodity revenues for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic gas supply service (BGSS) and BGS (basic generation service) to retail customers.
•Gas commodity revenues decreased $95 million due primarily to a decrease of $122 million from lower BGSS prices, partially offset by $27 million from higher BGSS sales volumes.
•Electric commodity revenues increased $22 million due to $15 million from higher sales volumes and $7 million from higher BGS prices.
Clause Revenues increased $54 million due primarily to a $66 million net increase in Tax Adjustment Credit (TAC) and GPRC deferrals, partially offset by lower Societal Benefits Clause (SBC) revenues of $12 million. The changes in TAC and GPRC deferral amounts and SBC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals or on SBC revenue.
Other Operating Revenues increased $15 million due primarily from Renewable Energy Credit (REC) programs. The changes in revenues from REC programs are entirely offset by changes to Energy Costs.
Operating Expenses
Energy Costs decreased $56 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Depreciation and Amortization increased $13 million due primarily to increases in depreciation due to higher plant placed in service, partially offset by a decrease in the amortization of Regulatory Assets.
Net Non-Operating Pension and OPEB Credits decreased $9 million due primarily to an $11 million decrease in the amortization of net prior service credits and a $1 million increase in the amortization of the net actuarial loss, partially offset by a $2 million increase in the expected return on plan assets and a $1 million decrease in interest cost.
Interest Expense increased $25 million due primarily to March and August 2023 debt issuances.
Income Tax Expense increased $38 million due primarily to higher pre-tax income and a decrease in the flowback of excess deferred income tax benefits.

PSEG Power & Other

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2024	2023	2024 vs. 2023
	Millions		Millions	%
Operating Revenues	$872	$2,027	$(1,155)	(57)
Energy Costs	514	663	(149)	(22)
Operation and Maintenance	318	283	35	12
Depreciation and Amortization	38	38	—	—
Income from Equity Method Investments	—	1	(1)	N/A
Net Gains (Losses) on Trust Investments	95	46	49	N/A
Net Other Income (Deductions)	20	22	(2)	(9)
Interest Expense	68	68	—	—
Income Tax Expense (Benefit)	5	244	(239)	(98)

Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023
Operating Revenues decreased $1,155 million due primarily to changes in generation and gas supply and other operating revenues.
Generation Revenues decreased $1,060 million due primarily to
•a net decrease of $1,057 million due to MTM losses in 2024 as compared to MTM gains in 2023. Of this amount, there was a $680 million decrease due to changes in forward prices in 2024 as compared to 2023 coupled with a $377 million decrease due to positions reclassified to realized upon settlement,
•a net decrease of $22 million due primarily to electricity sold under the BGS contracts, which ended in May 2023, and lower volumes sold under other load contracts, and
•a net decrease of $12 million in capacity revenue due primarily to lower capacity prices, partially offset by decreases in capacity expenses due to lower load volumes served,
•partially offset by a net increase of $14 million due primarily to higher average realized prices and volumes sold in 2024.
Gas Supply Revenues decreased $114 million due primarily to
•a net decrease of $151 million in sales under the BGSS contract due primarily to $198 million from lower prices, partially offset by $47 million from higher sales volumes,
•partially offset by a net increase of $27 million due primarily to lower MTM losses, primarily due to positions reclassified to realized upon settlement, and
•a net increase of $10 million related to sales to third parties due primarily to $12 million from higher sales volumes, partially offset by $2 million from lower sales prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $149 million due to
Gas costs decreased $151 million due mainly to
•a net decrease of $158 million related to sales under the BGSS contract, of which $200 million was due to the lower average cost of gas, partially offset by $42 million due to higher send out volumes,
•partially offset by a net increase of $8 million related to sales to third parties due primarily to higher volumes sold.
Generation costs were essentially flat as compared to the prior year.
Operation and Maintenance increased $35 million due primarily to a refueling outage in 2024 at our 100%-owned Hope

Creek nuclear plant as compared to an outage at our 57%-owned Salem 2 nuclear plant in 2023, and higher Long Island Electric Utility Servco, LLC’s (Servco) operating costs paid by LIPA. See Note 3. Variable Interest Entity for additional information on Servco and LIPA.
Net Gains (Losses) on Trust Investments increased $49 million due primarily to $26 million of net unrealized gains, and $17 million of net realized gains on equity securities in 2024 as compared to $6 million of net realized losses in 2023 on fixed income securities in the NDT Fund.
Income Tax Expense decreased $239 million due primarily to lower pre-tax income in 2024.

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
For the three months ended March 31, 2024, our operating cash flow decreased $1,176 million, as compared to the same period in 2023. The net decrease was primarily due to an outflow of $168 million in net cash collateral postings in 2024 as compared to a $794 million inflow in 2023 at PSEG Power and lower tax refunds, partially offset by a net change at PSE&G, as discussed below.
PSE&G
PSE&G’s operating cash flow increased $30 million from $378 million to $408 million for the three months ended March 31, 2024, as compared to the same period in 2023. The increase was due primarily to higher cash collateral postings returned to BGS suppliers in 2023, partially offset by an increase in net accounts receivable and unbilled revenues and a net increase in regulatory deferrals.
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
In March 2024, PSEG, PSEG Power, and PSE&G executed a one year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2028.
Our total committed credit facilities and available liquidity as of March 31, 2024 were as follows:

Company/Facility	As of March 31, 2024
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$2	$1,498
PSE&G	1,000	45	955
PSEG Power	1,525	167	1,358
Total	$4,025	$214	$3,811

PSEG Power has an uncommitted credit facility for $100 million, which can be utilized for letters of credit. A subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be utilized for cash collateral postings. As of March 31, 2024, there were an no outstanding balances under these facilities.
We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of March 31, 2024, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $690 million and $751 million as of March 31, 2024 and December 31, 2023, respectively.
For additional information, see Item 1. Note 10. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,
•PSEG has $750 million of 2.88% Senior Notes maturing in June 2024,
•PSE&G has $250 million of 3.15% Secured Medium-Term Notes, Series J, due August 2024,
•PSE&G has $250 million of 3.05% Secured Medium-Term Notes, Series J, due November 2024, and
•PSEG Power has a $1.25 billion term loan due March 2025.
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
For additional information see Item 1. Note 10. Debt and Credit Facilities.
Common Stock Dividends
On April 16, 2024, PSEG’s Board of Directors approved a $0.60 per share common stock dividend for the second quarter of 2024. This reflects an indicative annual dividend rate of $2.40 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 16. Earnings Per Share (EPS) and Dividends.
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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our 2023 Form 10-K.
PSE&G
During the three months ended March 31, 2024, PSE&G made capital expenditures of $739 million, primarily for T&D system reliability and advanced electric metering. In addition, PSE&G had cost of removal, net of salvage, of $45 million associated with capital replacements, and expenditures for EE programs of approximately $118 million, which are included in operating cash flows.
PSEG Power & Other
During the three months ended March 31, 2024, PSEG Power & Other made capital expenditures of $49 million, excluding $9 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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
From January through March 2024, MTM VaR varied between a low of $30 million and a high of $152 million at the 95% confidence level. The range of VaR was wider for the three months ended March 31, 2024 as compared with the year ended December 31, 2023.

	MTM VaR
	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$38	$48
Average for the Period	$50	$56
High	$152	$127
Low	$30	$24
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$60	$75
Average for the Period	$79	$87
High	$238	$198
Low	$47	$38

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
Internal Controls
PSEG and PSE&G
There have been no changes in internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From time to time, PSEG may repurchase shares to satisfy obligations under equity compensation awards and repurchase shares to satisfy purchases by employees under the Employee Stock Purchase Plan (ESPP). In March 2024, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to be issued in 2024 and the repurchase of shares to satisfy purchases by employees under the ESPP during 2024. There were no common share repurchases in the open market during the first quarter of 2024.
ITEM 5. OTHER INFORMATION
Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K.
Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Federal Regulation
Regulation of Wholesale Sales—Generation/Market Issues/Market Power
December 31, 2023 Form 10-K page 10. In March 2024, FERC issued a notice of proposed rulemaking proposing to eliminate compensation for reactive power in circumstances when the generator is operating within the normal power factor range specified in its interconnection agreement. PSEG Power receives reactive power compensation for its nuclear units. Therefore, we plan to actively participate in this rulemaking proceeding but cannot predict the outcome.
Capacity Market Issues
December 31, 2023 Form 10-K page 10. In October 2023, PJM submitted two related filings at FERC proposing reforms to its capacity market design. However, in February 2024, FERC issued an order rejecting PJM’s second package of reforms, including PJM’s proposed changes to its supply-side market power mitigation rules. Several parties have sought rehearing of FERC’s rejection order. In February 2024, PJM submitted a request asking FERC to delay the commencement of the base residual auction for the 2025/26 Delivery Year to mid-July 2024, which FERC granted.
In March 2024, the U.S. Court of Appeals for the Third Circuit (Third Circuit Court) issued a decision vacating an order in which FERC accepted PJM’s proposal to revise its planning parameters for one capacity market zone and to apply those revised planning parameters to the capacity auction for the 2024/2025 delivery that had already begun. The Third Circuit Court found that FERC’s order constituted retroactive ratemaking and vacated FERC’s decision. Before the Third Circuit Court remanded the matter back to FERC, PJM submitted a petition asking FERC to issue an order confirming the original results (those not reflecting revised planning parameters) of the auction for the 2024/2025 Delivery Year and to authorize PJM to rerun the third incremental auction. We cannot predict whether FERC will grant PJM’s petition.
Nuclear Regulatory Commission (NRC)
December 31, 2023 Form 10-K page 11. In March 2024, PSEG notified the NRC of our intent to seek a second license renewal for our Salem and Hope Creek units. This second license renewal would extend the operating licenses through 2056 and 2060 for Salem Units 1 and 2, respectively, and 2066 for Hope Creek.
Environmental Matters
Hazardous Substance Liability
December 31, 2023 Form 10-K page 15. In April 2024, the EPA released a final regulation designating perfluorooctanoic acid (PFOA) and perfluorooctanesulfonic acid (PFOS), along with their salts and structural isomers, as hazardous substances under the federal Superfund law. We are unable to predict the impact of this regulation at this point on PSEG, but it could have a material impact on our business, results of operations and cash flows due to the retroactive, strict, and joint and several nature of liability under the federal Superfund law.

ITEM 6.EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10:	2021 Equity Compensation Plan for Outside Directors - Restricted Stock Unit Award Agreement
Exhibit 31:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 4a(16):	Supplemental Indenture dated February 1, 2024
Exhibit 10:	2021 Equity Compensation Plan for Outside Directors - Restricted Stock Unit Award Agreement
Exhibit 31.2:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	Inline XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	Inline XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	Inline XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	Inline XBRL Taxonomy Extension Definition Document
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: April 30, 2024

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
Date: April 30, 2024