Form 10-Q
period 2024-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2024-07-30
CIK 788784, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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
(Cover continued on next page)

(Cover continued from previous page)
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2024, Public Service Enterprise Group Incorporated had outstanding 498,161,668 shares of its sole class of Common Stock, without par value.
As of July 16, 2024, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
OPERATING REVENUES	$2,423	$2,421	$5,183	$6,176
OPERATING EXPENSES
Energy Costs	732	604	1,729	1,686
Operation and Maintenance	824	744	1,607	1,487
Depreciation and Amortization	285	279	580	561
Total Operating Expenses	1,841	1,627	3,916	3,734
OPERATING INCOME	582	794	1,267	2,442
Income from Equity Method Investments	1	—	1	1
Net Gains (Losses) on Trust Investments	7	57	102	103
Net Other Income (Deductions)	47	49	82	91
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	18	29	37	57
Interest Expense	(218)	(185)	(423)	(365)
INCOME BEFORE INCOME TAXES	437	744	1,066	2,329
Income Tax Expense	(3)	(153)	(100)	(451)
NET INCOME	$434	$591	$966	$1,878
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	498	497	498	497
DILUTED	500	500	500	500
NET INCOME PER SHARE:
BASIC	$0.87	$1.19	$1.94	$3.78
DILUTED	$0.87	$1.18	$1.93	$3.76

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NET INCOME	$434	$591	$966	$1,878
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $4, $6, $10 and $(11) for the three and six months ended 2024 and 2023, respectively	(5)	(8)	(15)	18
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $(5), $(7) and $(4) for the three and six months ended 2024 and 2023, respectively	(1)	11	17	10
Pension/OPEB adjustment, net of tax (expense) benefit of $0, $(1), $(1) and $(3) for the three and six months ended 2024 and 2023, respectively	2	4	4	7
Other Comprehensive Income (Loss), net of tax	(4)	7	6	35
COMPREHENSIVE INCOME	$430	$598	$972	$1,913

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$113	$54
Accounts Receivable, net of allowance of $249 in 2024 and $279 in 2023	1,402	1,482
Unbilled Revenues, net of allowance of $4 in 2024 and 2023	248	244
Fuel	179	264
Materials and Supplies, net	857	759
Prepayments	349	144
Derivative Contracts	49	112
Regulatory Assets	305	273
Other	74	41
Total Current Assets	3,576	3,373
PROPERTY, PLANT AND EQUIPMENT	49,813	48,603
Less: Accumulated Depreciation and Amortization	(10,792)	(10,572)
Net Property, Plant and Equipment	39,021	38,031
NONCURRENT ASSETS
Regulatory Assets	5,479	5,157
Operating Lease Right-of-Use Assets	171	179
Long-Term Investments	268	295
Nuclear Decommissioning Trust (NDT) Fund	2,652	2,524
Long-Term Receivable of Variable Interest Entity (VIE)	642	632
Rabbi Trust Fund	171	179
Derivative Contracts	30	29
Other	372	342
Total Noncurrent Assets	9,785	9,337
TOTAL ASSETS	$52,382	$50,741

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2024	December 31, 2023
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$2,100	$1,500
Commercial Paper and Loans	879	949
Accounts Payable	1,052	1,214
Derivative Contracts	31	86
Accrued Interest	200	170
Accrued Taxes	13	8
Clean Energy Program	226	145
Obligation to Return Cash Collateral	98	89
Regulatory Liabilities	354	349
Other	581	547
Total Current Liabilities	5,534	5,057
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,935	6,671
Regulatory Liabilities	2,024	2,075
Operating Leases	164	173
Asset Retirement Obligations	1,483	1,468
OPEB Costs	328	349
OPEB Costs of Servco	527	514
Accrued Pension Costs	598	606
Accrued Pension Costs of Servco	99	102
Environmental Costs	211	213
Derivative Contracts	4	6
Long-Term Accrued Taxes	40	45
Other	192	201
Total Noncurrent Liabilities	12,605	12,423
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	18,419	17,784
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2024 and 2023—534 shares	5,020	5,018
Treasury Stock, at cost, 2024 and 2023—36 shares	(1,408)	(1,379)
Retained Earnings	12,385	12,017
Accumulated Other Comprehensive Loss	(173)	(179)
Total Stockholders’ Equity	15,824	15,477
Total Capitalization	34,243	33,261
TOTAL LIABILITIES AND CAPITALIZATION	$52,382	$50,741

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$966	$1,878
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	580	561
Amortization of Nuclear Fuel	93	94
Provision for Deferred Income Taxes and ITC	123	377
Non-Cash Employee Benefit Plan (Credits) Costs	37	19
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	100	(1,066)
Cost of Removal	(91)	(82)
Energy Efficiency Programs Regulatory Investment Expenditures	(237)	(204)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	57	36
Net Change in Other Regulatory Assets and Liabilities	(51)	(21)
Net (Gains) Losses and (Income) Expense from NDT Fund	(137)	(132)
Net Change in Certain Current Assets and Liabilities:
Prepayments	(205)	(270)
Cash Collateral	(24)	1,095
Obligation to Return Cash Collateral	9	(198)
Other Current Assets and Liabilities	(56)	351
Employee Benefit Plan Funding and Related Payments	(31)	(21)
Other	10	(8)
Net Cash Provided By (Used In) Operating Activities	1,143	2,409
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,634)	(1,444)
Proceeds from Sales of Trust Investments	814	721
Purchases of Trust Investments	(841)	(742)
Proceeds from Sales of Equity Method Investments	—	290
Proceeds from Sales of Long-Lived Assets	—	20
Other	49	36
Net Cash Provided By (Used In) Investing Activities	(1,612)	(1,119)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	430	247
Proceeds from Short-Term Loans	—	750
Payment of Short-Term Loans	(500)	(2,000)
Issuance of Long-Term Debt	2,250	900
Payment of Long-Term Debt	(1,000)	(500)
Cash Dividends Paid on Common Stock	(598)	(569)
Other	(67)	(32)
Net Cash Provided By (Used In) Financing Activities	515	(1,204)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	46	86
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	99	511
Cash, Cash Equivalents and Restricted Cash at End of Period	$145	$597
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$17	$63
Interest Paid, Net of Amounts Capitalized	$375	$347
Accrued Property, Plant and Equipment Expenditures	$383	$413

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions
(Unaudited)

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of March 31, 2024	534	$5,003	(35)	$(1,366)	$12,250	$(169)	$15,718
Net Income	—	—	—	—	434	—	434
Other Comprehensive Income (Loss), net of tax (expense) benefit of $4	—	—	—	—	—	(4)	(4)
Comprehensive Income							430
Cash Dividends at $0.60 per share on Common Stock	—	—	—	—	(299)	—	(299)
Other	—	17	(1)	(42)	—	—	(25)
Balance as of June 30, 2024	534	$5,020	(36)	$(1,408)	$12,385	$(173)	$15,824

Balance as of March 31, 2023	534	$5,045	(37)	$(1,391)	$11,594	$(522)	$14,726
Net Income	—	—	—	—	591	—	591
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—	7	7
Comprehensive Income							598
Cash Dividends at $0.57 per share on Common Stock	—	—	—	—	(285)	—	(285)
Other	—	9	—	5	—	—	14
Balance as of June 30, 2023	534	$5,054	(37)	$(1,386)	$11,900	$(515)	$15,053

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Total
Balance as of December 31, 2023	534	$5,018	(36)	$(1,379)	$12,017	$(179)	$15,477
Net Income	—	—	—	—	966	—	966
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	—	—	6	6
Comprehensive Income							972
Cash Dividends at $1.20 per share on Common Stock	—	—	—	—	(598)	—	(598)
Other	—	2	—	(29)	—	—	(27)
Balance as of June 30, 2024	534	$5,020	(36)	$(1,408)	$12,385	$(173)	$15,824

Balance as of December 31, 2022	534	$5,065	(37)	$(1,377)	$10,591	$(550)	$13,729
Net Income	—	—	—	—	1,878	—	1,878
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(18)	—	—	—	—	—	35	35
Comprehensive Income							1,913
Cash Dividends at $1.14 per share on Common Stock	—	—	—	—	(569)	—	(569)
Other	—	(11)	—	(9)	—	—	(20)
Balance as of June 30, 2023	534	$5,054	(37)	$(1,386)	$11,900	$(515)	$15,053

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
OPERATING REVENUES	$1,863	$1,662	$4,196	$3,955
OPERATING EXPENSES
Energy Costs	683	551	1,611	1,535
Operation and Maintenance	466	429	931	889
Depreciation and Amortization	247	240	504	484
Total Operating Expenses	1,396	1,220	3,046	2,908
OPERATING INCOME	467	442	1,150	1,047
Net Other Income (Deductions)	16	23	32	44
Net Non-Operating Pension and OPEB Credits (Costs)	19	28	38	56
Interest Expense	(141)	(123)	(279)	(236)
INCOME BEFORE INCOME TAXES	361	370	941	911
Income Tax Expense	(59)	(34)	(151)	(88)
NET INCOME	$302	$336	$790	$823

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NET INCOME	$302	$336	$790	$823
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for the three and six months ended 2024 and 2023	—	—	—	1
COMPREHENSIVE INCOME	$302	$336	$790	$824

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$15	$30
Accounts Receivable, net of allowance of $249 in 2024 and $279 in 2023	1,089	1,076
Unbilled Revenues, net of allowance of $4 in 2024 and 2023	248	244
Materials and Supplies, net	605	519
Prepayments	257	57
Regulatory Assets	305	273
Other	20	31
Total Current Assets	2,539	2,230
PROPERTY, PLANT AND EQUIPMENT	44,894	43,753
Less: Accumulated Depreciation and Amortization	(8,867)	(8,711)
Net Property, Plant and Equipment	36,027	35,042
NONCURRENT ASSETS
Regulatory Assets	5,479	5,157
Operating Lease Right-of-Use Assets	98	99
Long-Term Investments	104	117
Rabbi Trust Fund	31	32
Long-Term Accrued Taxes	1	—
Other	211	196
Total Noncurrent Assets	5,924	5,601
TOTAL ASSETS	$44,490	$42,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2024	December 31, 2023
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$850	$750
Commercial Paper and Loans	390	425
Accounts Payable	676	780
Accounts Payable—Affiliated Companies	457	504
Accrued Interest	155	139
Clean Energy Program	226	145
Obligation to Return Cash Collateral	98	89
Regulatory Liabilities	354	349
Other	438	434
Total Current Liabilities	3,644	3,615
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	6,052	5,813
Regulatory Liabilities	2,024	2,075
Operating Leases	87	89
Asset Retirement Obligations	402	401
OPEB Costs	191	210
Accrued Pension Costs	388	396
Environmental Costs	143	151
Long-Term Accrued Taxes	—	2
Other	165	160
Total Noncurrent Liabilities	9,452	9,297
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	13,556	12,913
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2024 and 2023—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	14,794	14,004
Accumulated Other Comprehensive Loss	(4)	(4)
Total Stockholder’s Equity	17,838	17,048
Total Capitalization	31,394	29,961
TOTAL LIABILITIES AND CAPITALIZATION	$44,490	$42,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$790	$823
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	504	484
Provision for Deferred Income Taxes and ITC	97	65
Non-Cash Employee Benefit Plan (Credits) Costs	20	7
Cost of Removal	(91)	(82)
Energy Efficiency Programs Regulatory Investment Expenditures	(237)	(204)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	57	36
Net Change in Other Regulatory Assets and Liabilities	(51)	(21)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(20)	229
Materials and Supplies	(86)	(97)
Prepayments	(200)	(228)
Accounts Payable	(19)	(67)
Accounts Receivable/Payable—Affiliated Companies, net	4	(189)
Obligation to Return Cash Collateral	9	(198)
Other Current Assets and Liabilities	14	40
Employee Benefit Plan Funding and Related Payments	(21)	(11)
Other	(31)	(44)
Net Cash Provided By (Used In) Operating Activities	739	543
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,485)	(1,336)
Proceeds from Sales of Trust Investments	2	3
Purchases of Trust Investments	(2)	(2)
Other	15	12
Net Cash Provided By (Used In) Investing Activities	(1,470)	(1,323)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(35)	298
Issuance of Long-Term Debt	1,000	900
Redemption of Long-Term Debt	(250)	(500)
Other	(12)	(8)
Net Cash Provided By (Used In) Financing Activities	703	690
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(28)	(90)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	75	266
Cash, Cash Equivalents and Restricted Cash at End of Period	$47	$176
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$13	$65
Interest Paid, Net of Amounts Capitalized	$251	$218
Accrued Property, Plant and Equipment Expenditures	$310	$390

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Millions
(Unaudited)

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of March 31, 2024	$892	$2,156	$14,492	$(4)	$17,536
Net Income	—	—	302	—	302
Comprehensive Income					302
Balance as of June 30, 2024	$892	$2,156	$14,794	$(4)	$17,838

Balance as of March 31, 2023	$892	$2,156	$13,126	$(4)	$16,170
Net Income	—	—	336	—	336
Comprehensive Income					336
Balance as of June 30, 2023	$892	$2,156	$13,462	$(4)	$16,506

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
					Total
Balance as of December 31, 2023	$892	$2,156	$14,004	$(4)	$17,048
Net Income	—	—	790	—	790
Comprehensive Income					790
Balance as of June 30, 2024	$892	$2,156	$14,794	$(4)	$17,838

Balance as of December 31, 2022	$892	$2,156	$12,639	$(5)	$15,682
Net Income	—	—	823	—	823
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					824
Balance as of June 30, 2023	$892	$2,156	$13,462	$(4)	$16,506

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
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023. Certain line item reclassifications have been made to prior year financial statements to conform with current year presentation. These reclassifications had no impact on PSEG’s or PSE&G’s results of operations, financial condition or cash flows.
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2023) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of December 31, 2023
Cash and Cash Equivalents	$30	$24	$54
Restricted Cash in Other Current Assets	23	—	23
Restricted Cash in Other Noncurrent Assets	22	—	22
Cash, Cash Equivalents and Restricted Cash	$75	$24	$99

As of June 30, 2024
Cash and Cash Equivalents	$15	$98	$113
Restricted Cash in Other Current Assets	10	—	10
Restricted Cash in Other Noncurrent Assets	22	—	22
Cash, Cash Equivalents and Restricted Cash	$47	$98	$145

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2024
Revenues from Contracts with Customers
Electric Distribution	$983	$—	$—	$983
Gas Distribution	301	—	—	301
Transmission	436	—	—	436
Electricity and Related Product Sales
PJM
Third-Party Sales	—	167	—	167
Sales to Affiliates	—	26	(26)	—
ISO-New England (NE)	—	2	—	2
Gas Sales
Third-Party Sales	—	34	—	34
Sales to Affiliates	—	97	(97)	—
Other Revenues from Contracts with Customers (B)	92	169	(2)	259
Total Revenues from Contracts with Customers	1,812	495	(125)	2,182
Revenues Unrelated to Contracts with Customers (C)	51	190	—	241
Total Operating Revenues	$1,863	$685	$(125)	$2,423

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2024
Revenues from Contracts with Customers
Electric Distribution	$1,764	$—	$—	$1,764
Gas Distribution	1,223	—	—	1,223
Transmission	872	—	—	872
Electricity and Related Product Sales
PJM
Third-Party Sales	—	394	—	394
Sales to Affiliates	—	56	(56)	—
ISO-NE	—	5	—	5
Gas Sales
Third-Party Sales	—	110	—	110
Sales to Affiliates	—	511	(511)	—
Other Revenues from Contracts with Customers (B)	176	343	(3)	516
Total Revenues from Contracts with Customers	4,035	1,419	(570)	4,884
Revenues Unrelated to Contracts with Customers (C)	161	138	—	299
Total Operating Revenues	$4,196	$1,557	$(570)	$5,183

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2023
Revenues from Contracts with Customers
Electric Distribution	$784	$—	$—	$784
Gas Distribution	274	—	—	274
Transmission	447	—	—	447
Electricity and Related Product Sales
PJM
Third-Party Sales	—	211	—	211
Sales to Affiliates	—	27	(27)	—
ISO-NE	—	3	—	3
Gas Sales
Third-Party Sales	—	26	—	26
Sales to Affiliates	—	115	(115)	—
Other Revenues from Contracts with Customers (B)	94	153	(1)	246
Total Revenues from Contracts with Customers	1,599	535	(143)	1,991
Revenues Unrelated to Contracts with Customers (C)	63	367	—	430
Total Operating Revenues	$1,662	$902	$(143)	$2,421

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2023
Revenues from Contracts with Customers
Electric Distribution	$1,514	$—	$—	$1,514
Gas Distribution	1,233	—	—	1,233
Transmission	872	—	—	872
Electricity and Related Product Sales
PJM
Third-Party Sales	—	487	—	487
Sales to Affiliates	—	58	(58)	—
ISO-NE	—	6	—	6
Gas Sales
Third-Party Sales	—	112	—	112
Sales to Affiliates	—	648	(648)	—
Other Revenues from Contracts with Customers (B)	172	306	(2)	476
Total Revenues from Contracts with Customers	3,791	1,617	(708)	4,700
Revenues Unrelated to Contracts with Customers (C)	164	1,312	—	1,476
Total Operating Revenues	$3,955	$2,929	$(708)	$6,176

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
PSE&G
PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of June 30, 2024 and December 31, 2023. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 16% and 18% of accounts receivable (including unbilled revenues) as of June 30, 2024 and December 31, 2023, respectively.
Accounts Receivable—Allowance for Credit Losses
PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported on the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the COVID-19 pandemic on the outstanding balances as of June 30, 2024. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. As of June 30, 2024, PSE&G had a deferred balance of $139 million from electric bad debts recorded as a Regulatory Asset, which included approximately $78 million of incremental bad debt due to the impact of the coronavirus pandemic. In addition, as of June 30, 2024, PSE&G had deferred incremental gas bad debt expense of $68 million as a Regulatory Asset for future regulatory recovery due to the impact of the coronavirus pandemic. In June 2024, the BPU approved recovery of the incremental electric and gas bad debt amounts of $78 million and $68 million charged to PSE&G’s electric SBC and deferred COVID-19 deferrals, respectively. See Note 4. Rate Filings for additional information.
The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months and six months ended June 30, 2024 and 2023:

	2024	2023
	Millions
Balance as of March 31	$273	$319
Utility Customer and Other Accounts
Provision	19	15
Write-offs, net of Recoveries of $7 million and $6 million in 2024 and 2023, respectively	(39)	(40)
Balance as of June 30	$253	$294

	2024	2023
	Millions
Balance as of Beginning of Year	$283	$339
Utility Customer and Other Accounts
Provision	45	24
Write-offs, net of Recoveries of $14 million and $13 million in 2024 and 2023, respectively	(75)	(69)
Balance as of End of Period	$253	$294

PSEG Power & Other
PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of June 30, 2024 and December 31, 2023.
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
PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

receivables. PSEG Power did not record an allowance for credit losses for these receivables as of June 30, 2024 or December 31, 2023. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.
PSEG LI did not have any material contract balances as of June 30, 2024 and December 31, 2023.
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

Delivery Year	$ per Megawatt (MW)-Day	MW Cleared
June 2023 to May 2024	$50	3,700
June 2024 to May 2025	$61	3,700

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
For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $142 million and $129 million for the three months ended June 30, 2024 and 2023, respectively, and $292 million and $257 million for the six months ended June 30, 2024 and 2023, respectively, of O&M Expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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
In May 2024, PSE&G made its annual BGSS filing with the BPU requesting a decrease to its BGSS rate to approximately 33 cents per therm, effective October 1, 2024. This matter is pending.
CIP—In July 2024, the BPU approved PSE&G’s annual electric CIP petition to recover deficient electric revenues of approximately $99 million based on the 12-month period ending May 31, 2024 with new rates effective August 1, 2024.
In April 2024, the BPU gave final approval to provisional gas CIP rates which were effective October 1, 2023.
In May 2024, PSE&G filed its annual gas CIP petition seeking BPU approval to recover estimated deficient gas revenues of approximately $107 million based on the 12-month period ending September 2024 with new rates proposed to be effective October 1, 2024. This matter is pending.
COVID-19 Deferral—In June 2024, the BPU approved recovery of PSE&G’s previously deferred incremental COVID-19 costs over a five-year period, effective June 1, 2025. As of June 30, 2024, PSE&G has deferred approximately $131 million as a Regulatory Asset for its net incremental costs, including $68 million for incremental gas bad debt expense associated with customer accounts receivable.
Energy Strong II—In April 2024, the BPU approved an annualized increase in electric revenue requirement of $12 million, with rates to be effective May 1, 2024. The approved electric revenue increase represents the return of and on actual Energy Strong II investments placed in service through December 31, 2023.
Green Program Recovery Charges (GPRC)—In May 2024, the BPU approved PSE&G’s petition for a second extension of its Clean Energy Future (CEF)-EE subprogram investment (a component of GPRC) by approximately $300 million covering a commitment period from July 2024 through December 2024.
In June 2024, the BPU approved PSE&G’s updated 2023 GPRC cost recovery petition for $49 million and $15 million in annual electric and gas revenues, respectively.
In June 2024, PSE&G filed its 2024 GPRC cost recovery petition requesting BPU approval for recovery of increases of $68 million and $24 million in annual electric and gas revenues, respectively. This matter is pending.
Infrastructure Advancement Program (IAP)—In May 2024, the BPU approved PSE&G's updated IAP cost recovery petition seeking BPU approval to recover in electric base rates an annual revenue increase of $5 million. This increase represents the return of and on investment for IAP electric investments in service through January 31, 2024. New rates were effective June 1, 2024.
SBC—In March 2024, the BPU approved annual increases in electric and gas SBC revenues of $27 million and $32 million, respectively, pursuant to PSE&G’s 2023 SBC filing to recover electric and gas costs incurred under its EE & Renewable Energy and Social Programs. This order deferred the review and recovery of incremental electric bad debt expense of approximately $78 million as a result of COVID-19 collection moratoriums. As part of the COVID-19 Order approved by the BPU in June 2024, PSE&G will commence recovery of the $78 million deferred electric bad debt expense over a five-year period effective with the approval of PSE&G’s next SBC filing.
Tax Adjustment Credit (TAC)—In February 2024, the BPU approved PSE&G’s 2023 TAC filing to increase annual electric and gas revenues by approximately $61 million and $40 million, respectively, with new rates effective March 1, 2024.
Transmission Formula Rates— In June 2024, in accordance with its transmission formula rate protocols, PSE&G filed with the FERC its 2023 true-up adjustment pertaining to its transmission formula rates in effect for calendar year 2023, as established by its 2023 annual forecast filing. The June 2024 true-up filing resulted in an approximate $12 million increase in the 2023 annual revenue requirement from the revenue requirement numbers contained in the forecast filing. PSE&G had previously recognized the majority of the increased revenue requirement in 2023.

Note 5. Leases
PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of June 30, 2024, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 6. Financing Receivables. There was no significant

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

change in amounts reported in Note 7. Leases in the Annual Report on Form 10-K for the year ended December 31, 2023 for operating leases in which PSEG and its subsidiaries are lessees.
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
Energy Holdings is the lessor in leveraged leases. See Note 6. Financing Receivables.
Energy Holdings is the lessor in an operating lease for a domestic energy generation facility with a remaining term through 2036. As of June 30, 2024, Energy Holdings’ property subject to the lease had a total carrying value of $10 million.
The following is the operating lease income for the three months and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	Millions
Fixed Lease Income	$4	$6	$7	$12
Total Operating Lease Income	$4	$6	$7	$12

Note 6. Financing Receivables
PSE&G
PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducts a comprehensive credit review for all prospective borrowers. As of June 30, 2024, none of the solar loans were impaired; however, in the event a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	June 30, 2024	December 31, 2023
	Millions
Commercial/Industrial	$50	$60
Residential	2	3
Total	52	63
Current Portion (included in Accounts Receivable)	(20)	(23)
Noncurrent Portion (included in Long-Term Investments)	$32	$40

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of June 30, 2024	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$3	prior to 2013	10 years	15 years
Solar Loan II	25	prior to 2015	10 years	15 years
Solar Loan III	24	prior to 2022	10 years	10 years
Total	$52

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of June 30, 2024 and have an average remaining life of approximately two years. There are no remaining residential loans outstanding under the Solar Loan I program.
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
Leveraged leases outstanding as of June 30, 2024 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investments as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024	December 31, 2023
	Millions
Lease Receivables (net of Non-Recourse Debt)	$200	$223
Unearned and Deferred Income	(56)	(62)
Gross Investments in Leases	144	161
Deferred Tax Liabilities	(32)	(36)
Net Investments in Leases	$112	$125

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of June 30, 2024
As of June 30, 2024
Millions
AA	$7
A-	39
BBB+	154
Total	$200

PSEG recorded no credit losses for the leveraged leases existing on June 30, 2024. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

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
The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$546	$362	$(5)	$903
International	405	121	(17)	509
Total Equity Securities	951	483	(22)	1,412
Available-for-Sale Debt Securities
Government	799	1	(88)	712
Corporate	562	2	(37)	527
Total Available-for-Sale Debt Securities	1,361	3	(125)	1,239
Total NDT Fund Investments (A)	$2,312	$486	$(147)	$2,651

(A)The NDT Fund Investments table excludes cash and foreign currency of $1 million as of June 30, 2024, which is part of the NDT Fund.

	As of December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$482	$300	$(2)	$780
International	423	118	(11)	530
Total Equity Securities	905	418	(13)	1,310
Available-for-Sale Debt Securities
Government	759	4	(72)	691
Corporate	555	6	(39)	522
Total Available-for-Sale Debt Securities	1,314	10	(111)	1,213
Total NDT Fund Investments (A)	$2,219	$428	$(124)	$2,523

(A)The NDT Fund Investments table excludes cash and foreign currency of $1 million as of December 31, 2023, which is part of the NDT Fund.
Net unrealized gains (losses) on debt securities of $(71) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2024. The portion of net unrealized gains (losses) recognized in the second quarter and first six months of 2024 related to equity securities still held as of June 30, 2024 was $14 million and $88 million, respectively.
The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2024	December 31, 2023
	Millions
Accounts Receivable	$18	$19
Accounts Payable	$18	$6

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2024				As of December 31, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$67	$(4)	$4	$(1)	$44	$(1)	$4	$—
International	95	(11)	19	(6)	35	(4)	28	(8)
Total Equity Securities	162	(15)	23	(7)	79	(5)	32	(8)
Available-for-Sale Debt Securities
Government (B)	139	(2)	465	(86)	90	(1)	432	(71)
Corporate (C)	100	(1)	287	(36)	19	—	329	(39)
Total Available-for-Sale Debt Securities	239	(3)	752	(122)	109	(1)	761	(110)
NDT Trust Investments	$401	$(18)	$775	$(129)	$188	$(6)	$793	$(118)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	Millions
Proceeds from NDT Fund Sales (A)	$439	$308	$799	$704
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$46	$25	$77	$46
Gross Realized Losses	(17)	(28)	(31)	(55)
Net Realized Gains (Losses) on NDT Fund (B)	29	(3)	46	(9)
Net Unrealized Gains (Losses) on Equity Securities	(23)	60	55	111
Net Gains (Losses) on NDT Fund Investments	$6	$57	$101	$102

(A)Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)The cost of these securities was determined on the basis of specific identification.
The NDT Fund debt securities held as of June 30, 2024 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$22
1 - 5 years	330
6 - 10 years	228
11 - 15 years	67
16 - 20 years	103
Over 20 years	489
Total NDT Available-for-Sale Debt Securities	$1,239

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$9	$9	$—	$18
Available-for-Sale Debt Securities
Government	108	—	(21)	87
Corporate	77	—	(11)	66
Total Available-for-Sale Debt Securities	185	—	(32)	153
Total Rabbi Trust Investments	$194	$9	$(32)	$171

	As of December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$10	$8	$—	$18
Available-for-Sale Debt Securities
Government	110	—	(19)	91
Corporate	80	—	(10)	70
Total Available-for-Sale Debt Securities	190	—	(29)	161
Total Rabbi Trust Investments	$200	$8	$(29)	$179

Net unrealized gains (losses) on debt securities of $(24) million (after-tax) were included in Accumulated Other Comprehensive Loss on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2024. The portion of net unrealized gains (losses) recognized during the second quarter and first six months of 2024 related to equity securities still held as of June 30, 2024 were each less than $1 million.
The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2024	December 31, 2023
	Millions
Accounts Receivable	$1	$1
Accounts Payable	$1	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of June 30, 2024				As of December 31, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$6	$—	$77	$(21)	$3	$—	$83	$(19)
Corporate (B)	6	—	56	(11)	3	—	60	(10)
Total Available-for-Sale Debt Securities	12	—	133	(32)	6	—	143	(29)
Rabbi Trust Investments	$12	$—	$133	$(32)	$6	$—	$143	$(29)

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
The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	Millions
Proceeds from Rabbi Trust Sales	$6	$11	$15	$17
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$3	$2	$4
Gross Realized Losses	—	(4)	(1)	(5)
Net Realized Gains (Losses) on Rabbi Trust (A)	1	(1)	1	(1)
Net Unrealized Gains (Losses) on Equity Securities	—	1	—	2
Net Gains (Losses) on Rabbi Trust Investments	$1	$—	$1	$1

(A)The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust debt securities held as of June 30, 2024 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$7
1 - 5 years	27
6 - 10 years	18
11 - 15 years	9
16 - 20 years	17
Over 20 years	75
Total Rabbi Trust Available-for-Sale Debt Securities	$153

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
The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of	As of
	June 30, 2024	December 31, 2023
	Millions
PSE&G	$31	$32
PSEG Power & Other	140	147
Total Rabbi Trust Investments	$171	$179

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$24	$23	$—	$1	$47	$45	$1	$2
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	56	69	10	11	112	138	19	21
Expected Return on Plan Assets	(81)	(96)	(8)	(9)	(161)	(191)	(17)	(17)
Amortization of Net
Prior Service Credit	—	—	1	(13)	—	—	1	(26)
Actuarial Loss (Gain)	18	24	(1)	—	36	48	(1)	(1)
Non-Service Components of Pension and OPEB (Credits) Costs	(7)	(3)	2	(11)	(13)	(5)	2	(23)
Total Net Benefit (Credits) Costs	$17	$20	$2	$(10)	$34	$40	$3	$(21)

Pension and OPEB (credits) costs for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Millions
PSE&G	$10	$14	$(1)	$(10)	$21	$27	$(1)	$(20)
PSEG Power & Other	7	6	3	—	13	13	4	(1)
Total Net Benefit (Credits) Costs	$17	$20	$2	$(10)	$34	$40	$3	$(21)

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
Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco’s pension-related revenues and costs were $7 million and $4 million for three months ended June 30, 2024 and 2023, respectively, and $13 million and $9 million for the six months ended June 30, 2024 and 2023, respectively. The OPEB-related revenues earned and costs incurred were $4 million and $3 million for the three months ended June 30, 2024 and 2023, respectively, and $7 million and $6 million for the six months ended June 30, 2024 and 2023, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of June 30, 2024 and December 31, 2023.

	As of	As of
	June 30, 2024	December 31, 2023
	Millions
Face Value of Outstanding Guarantees	$1,392	$1,381
Exposure under Current Guarantees	$61	$118

Letters of Credit Margin Posted	$4	$10
Letters of Credit Margin Received	$21	$91

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(1)	$(2)
Net Broker Balance Deposited (Received)	$138	$115

Additional Amounts Posted
Other Letters of Credit	$226	$180

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
Occidental Chemical Corporation (Occidental) has voluntarily completed the design of the cleanup plan for the Lower 8.3 miles, and has received an EPA Unilateral Administrative Order directing it to design the cleanup plan for the Upper 9 miles. It has filed two lawsuits against PSE&G and others to attempt to recover costs associated with this work and to obtain a declaratory judgement of parties’ shares of any future costs. PSEG cannot predict the outcome of the litigation.
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
As of June 30, 2024, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

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
Manufactured Gas Plant (MGP) Remediation Program
PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $196 million and $215 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $196 million as of June 30, 2024. Of this amount, $57 million was recorded in Other Current Liabilities and $139 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $196 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.
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
In May 2024, the EPA finalized revisions to the coal combustion residuals rule (CCR Rule) which established new requirements for the investigation and, if necessary, the cleanup of certain types of coal ash placed at certain fossil generation station sites, including certain sites owned or formerly owned by PSEG Power. PSEG is in the process of investigating each of the sites that PSEG Power currently owns that are subject to the CCR Rule, as well as sites that were formerly owned that are subject to the CCR Rule where PSEG Power retained certain environmental obligations to investigate and, if necessary, remediate. PSEG is currently unable to estimate the impact of the CCR Rule, but it could have a material impact on PSEG’s business, results of operations and cash flows.
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
Basic Generation Service (BGS), BGSS and ZECs
Each year, PSE&G obtains its electric supply requirements through annual New Jersey BGS auctions for two categories of customers that choose not to purchase electric supply from third-party suppliers. The first category is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kilowatt (kW)) threshold (BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreements with the winners of these RSCP and CIEP BGS auctions to purchase BGS for PSE&G’s load requirements. The winners of the RSCP and CIEP auctions are responsible for fulfilling all the requirements of a PJM load-serving entity including the provision of capacity, energy, ancillary services and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.
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

(A)Prices set in the 2024 BGS auction became effective on June 1, 2024 when the 2021 BGS auction agreements expired.
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
Pursuant to a process established by the BPU, New Jersey EDCs, including PSE&G, are required to purchase ZECs from eligible nuclear plants selected by the BPU. In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

were awarded ZECs for the three-year eligibility period from June 2022 through May 2025. PSE&G has implemented a tariff to collect a non-bypassable distribution charge in the amount of $0.004 per KWh from its retail distribution customers to be used to purchase the ZECs from these plants. PSE&G will purchase the ZECs on a monthly basis with payment to be made annually following completion of each energy year.
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
As of June 30, 2024, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2028
Millions
Nuclear Fuel
Uranium	$392
Enrichment	$312
Fabrication	$187
Natural Gas	$1,266

Pending FERC Matters
FERC has been conducting a non-public investigation of the Roseland-Pleasant Valley transmission project. FERC staff presented PSE&G with its non-public preliminary findings, alleging that PSE&G violated FERC regulations. PSE&G disagrees with FERC staff’s allegations and believes it has factual and legal defenses that refute these allegations. PSE&G has the opportunity to respond to these preliminary findings. The matter is pending and the investigation is ongoing. PSE&G is unable to predict the outcome or estimate the range of possible loss related to this matter; however, depending on the success of PSE&G’s factual and legal arguments, the potential financial and other penalties that PSE&G may incur could be material to PSEG’s and PSE&G’s results of operations and financial condition.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 10. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the six months ended June 30, 2024:
PSEG
•issued $750 million of 5.20% Senior Notes due April 2029,
•issued $500 million of 5.45% Senior Notes due April 2034, and
•retired $750 million of 2.88% Senior Notes at maturity.
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
The commitments under the $4.0 billion credit facilities are provided by a diverse bank group. As of June 30, 2024, the total available credit capacity was $2.9 billion.
As of June 30, 2024, no single institution represented more than 10% of the total commitments in the credit facilities.
As of June 30, 2024, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.
Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total committed credit facilities and available liquidity as of June 30, 2024 were as follows:

	As of June 30, 2024
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$504	$996	Mar 2028	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$504	$996
PSE&G
Revolving Credit Facility	$1,000	$411	$589	Mar 2028	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$411	$589
PSEG Power
Revolving Credit Facility (A)	$1,250	$39	$1,211	Mar 2028	Funding/Letters of Credit
Letter of Credit Facility	75	45	30	Apr 2026	Letters of Credit
Letter of Credit Facility	200	77	123	Sept 2024	Letters of Credit
Total PSEG Power	$1,525	$161	$1,364
Total (C)	$4,025	$1,076	$2,949

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
(B)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of June 30, 2024, PSEG had $489 million outstanding commercial paper at a weighted average interest rate of 5.52% and PSE&G had $390 million outstanding at a weighted average interest rate of 5.49%.
(C)Amounts do not include uncommitted credit facilities or 364-day term loans, if any apply.
PSEG Power has uncommitted credit facilities totaling $200 million, which can be utilized for letters of credit. As of June 30, 2024, PSEG Power had $68 million in letters of credit outstanding under these uncommitted credit facilities. In addition, a subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be utilized for cash collateral postings.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of June 30, 2024, PSEG had interest rate hedges outstanding totaling $1.25 billion which were executed to convert PSEG Power’s $1.25 billion variable rate term loan due March 2025. The fair value of these hedges was $7 million and $5 million as of June 30, 2024 and December 31, 2023, respectively.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate derivatives designated as cash flow hedges was $20 million and $3 million as of June 30, 2024 and December 31, 2023, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months is $8 million.
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
Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2024 and December 31, 2023. The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of June 30, 2024
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$7	$631	$(589)	$42	$49
Noncurrent Assets	—	574	(544)	30	30
Total Mark-to-Market Derivative Assets	$7	$1,205	$(1,133)	$72	$79
Derivative Contracts
Current Liabilities	$—	$(701)	$670	$(31)	$(31)
Noncurrent Liabilities	—	(524)	520	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$—	$(1,225)	$1,190	$(35)	$(35)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$7	$(20)	$57	$37	$44

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2023
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$6	$912	$(806)	$106	$112
Noncurrent Assets	—	440	(411)	29	29
Total Mark-to-Market Derivative Assets	$6	$1,352	$(1,217)	$135	$141
Derivative Contracts
Current Liabilities	$(16)	$(890)	$820	$(70)	$(86)
Noncurrent Liabilities	(1)	(424)	419	(5)	(6)
Total Mark-to-Market Derivative (Liabilities)	$(17)	$(1,314)	$1,239	$(75)	$(92)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(11)	$38	$22	$60	$49

(A)     Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, PSEG Power had net cash collateral (receipts) payments to counterparties of $137 million and $113 million, respectively. Of these net cash collateral (receipts) payments, $57 million and $22 million as of June 30, 2024 and December 31, 2023, respectively, were netted against the corresponding net derivative contract positions. Of the $57 million as of June 30, 2024, $(24) million was netted against noncurrent assets and $81 million against current liabilities. Of the $22 million as of December 31, 2023, $(1) million was netted against current assets, $15 million against current liabilities and $8 million against noncurrent liabilities.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $53 million as of June 30, 2024 and $77 million as of December 31, 2023. As of June 30, 2024 and December 31, 2023, PSEG Power had the contractual right of offset of $21 million and $3 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $32 million and $74 million as of June 30, 2024 and December 31, 2023, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Loss (AOCL) of derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2024 and 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2024	2023		2024	2023
	Millions			Millions
PSEG
Interest Rate Derivatives	$2	$17	Interest Expense	$4	$1
Total PSEG	$2	$17		$4	$1

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023		2024	2023
	Millions			Millions
PSEG
Interest Rate Derivatives	$30	$14	Interest Expense	$7	$—
Total PSEG	$30	$14		$7	$—

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2024 and 2023, the amount of gain on interest rate hedges reclassified from Accumulated Other Comprehensive Loss into income was $5 million and less than $1 million after-tax, respectively.
The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2022	$(4)	$(3)
Gain Recognized in AOCL	13	9
Less: Gain Reclassified into Income	(5)	(3)
Balance as of December 31, 2023	$4	$3
Gain Recognized in AOCL	30	22
Less: Gain Reclassified into Income	(7)	(5)
Balance as of June 30, 2024	$27	$20

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and six months ended June 30, 2024 and 2023, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2024	2023	2024	2023
		Millions
Energy-Related Contracts	Operating Revenues	$225	$339	$77	$1,241
Energy-Related Contracts	Energy Costs	(1)	(1)	—	—
Total		$224	$338	$77	$1,241

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of June 30, 2024 and December 31, 2023.

		As of	As of
Type	Notional	June 30, 2024	December 31, 2023
		Millions
Natural Gas	Dekatherm (Dth)	68	66
Electricity	MWh	(64)	(60)
Financial Transmission Rights (FTRs)	MWh	27	19
Interest Rate Derivatives	U.S. Dollars	1,250	2,000

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
As of June 30, 2024, 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 18. Related-Party Transactions for additional information.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2024, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of June 30, 2024, PSE&G had no unsecured mark-to-market credit exposure with its suppliers.
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
The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of June 30, 2024
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$70	$—	$70	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$72	$(1,133)	$1	$1,204	$—
Interest Rate Derivatives (C)	$7	$—	$—	$7	$—
NDT Fund (D)
Equity Securities	$1,412	$—	$1,412	$—	$—
Debt Securities—U.S. Treasury	$331	$—	$—	$331	$—
Debt Securities—Govt Other	$381	$—	$—	$381	$—
Debt Securities—Corporate	$527	$—	$—	$527	$—
Rabbi Trust (D)
Equity Securities	$18	$—	$18	$—	$—
Debt Securities—U.S. Treasury	$58	$—	$—	$58	$—
Debt Securities—Govt Other	$29	$—	$—	$29	$—
Debt Securities—Corporate	$66	$—	$—	$66	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(35)	$1,190	$(2)	$(1,222)	$(1)
PSE&G
Assets:
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$13	$—	$—	$13	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2023
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$20	$—	$20	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$135	$(1,217)	$13	$1,339	$—
Interest Rate Derivatives (C)	$6	$—	$—	$6	$—
NDT Fund (D)
Equity Securities	$1,310	$—	$1,310	$—	$—
Debt Securities—U.S. Treasury	$293	$—	$—	$293	$—
Debt Securities—Govt Other	$398	$—	$—	$398	$—
Debt Securities—Corporate	$522	$—	$—	$522	$—
Rabbi Trust (D)
Equity Securities	$18	$—	$18	$—	$—
Debt Securities—U.S. Treasury	$59	$—	$—	$59	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$70	$—	$—	$70	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(75)	$1,239	$(1)	$(1,311)	$(2)
Interest Rate Derivatives (C)	$(17)	$—	$—	$(17)	$—
PSE&G
Assets:
Cash Equivalents (A)	$20	$—	$20	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

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
(D)The fair value measurement table excludes cash and foreign currency of $1 million in the NDT Fund as of June 30, 2024 and December 31, 2023. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).
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
As of June 30, 2024, PSEG carried $2.9 billion of net assets that were measured at fair value on a recurring basis, of which $1 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
As of June 30, 2023, PSEG carried $3.1 billion of net assets that were measured at fair value on a recurring basis, of which $4 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.
There were no transfers to or from Level 3 during the six months ended June 30, 2024 and 2023, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Debt
The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of June 30, 2024 and December 31, 2023 are included in the following table and accompanying notes.

	As of		As of
	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$4,863	$4,685	$4,371	$4,240
PSE&G (A)	14,406	12,760	13,663	12,460
PSEG Power (B)	1,250	1,250	1,250	1,250
Total Long-Term Debt	$20,519	$18,695	$19,284	$17,950

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2024
NDT Fund Interest and Dividends	$—	$23	$23
Allowance for Funds Used During Construction	9	—	9
Solar Loan Interest	1	—	1
Other Interest	1	11	12
Other	5	(3)	2
Total Net Other Income (Deductions)	$16	$31	$47
Six Months Ended June 30, 2024
NDT Fund Interest and Dividends	$—	$40	$40
Allowance for Funds Used During Construction	20	—	20
Solar Loan Interest	3	—	3
Other Interest	3	16	19
Other	6	(6)	—
Total Net Other Income (Deductions)	$32	$50	$82
Three Months Ended June 30, 2023
NDT Fund Interest and Dividends	$—	$19	$19
Allowance for Funds Used During Construction	15	—	15
Solar Loan Interest	2	—	2
Other Interest	5	9	14
Other	1	(2)	(1)
Total Net Other Income (Deductions)	$23	$26	$49
Six Months Ended June 30, 2023
NDT Fund Interest and Dividends	$—	$34	$34
Allowance for Funds Used During Construction	30	—	30
Solar Loan Interest	4	—	4
Other Interest	7	16	23
Other	3	(3)	—
Total Net Other Income (Deductions)	$44	$47	$91

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSEG	June 30,		June 30,
	2024	2023	2024	2023
	Millions
Pre-Tax Income	$437	$744	$1,066	$2,329
Tax Computed at Statutory Rate @ 21%	$92	$156	$224	$489
Increase (Decrease) Attributable to:
State Income Taxes (net of federal income tax)	34	50	74	158
NDT Fund	3	7	15	13
Uncertain Tax Positions	1	(1)	2	(7)
Leasing Activities	—	—	—	(17)
GPRC-CEF-EE	(13)	(8)	(28)	(24)
Tax Credits	(104)	(3)	(106)	(5)
Estimated Annual Effective Tax Rate Interim Period Adjustment	5	7	(12)	(16)
TAC	(24)	(51)	(67)	(126)
Other	9	(4)	(2)	(14)
Subtotal	(89)	(3)	(124)	(38)
Total Income Tax Expense	$3	$153	$100	$451
Effective Income Tax Rate	0.7%	20.6%	9.4%	19.4%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSE&G	June 30,		June 30,
	2024	2023	2024	2023
	Millions
Pre-Tax Income	$361	$370	$941	$911
Tax Computed at Statutory Rate @ 21%	$76	$78	$198	$191
Increase (Decrease) Attributable to:
State Income Taxes (net of federal income tax)	25	30	66	68
Uncertain Tax Positions	—	(6)	—	(6)
Tax Credits	(2)	(3)	(4)	(5)
GPRC-CEF-EE	(13)	(8)	(28)	(24)
TAC	(24)	(51)	(67)	(126)
Bad Debt Flow-Through	(4)	(5)	(6)	(7)
Other	1	(1)	(8)	(3)
Subtotal	(17)	(44)	(47)	(103)
Total Income Tax Expense	$59	$34	$151	$88
Effective Income Tax Rate	16.3%	9.2%	16.0%	9.7%

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
PSEG and PSE&G have recorded their best estimates of the impact of the CAMT for 2023 and 2024. However, as the CAMT rules remain unclear and require further guidance, the final impact of the CAMT on PSEG’s and PSE&G’s financial statements is subject to continued evaluation.
The IRA established a new PTC for existing qualified nuclear generation facilities, effective 2024 through 2032, a new technology neutral energy tax credit, inclusive of both new nuclear units and increases to nuclear generation capacity, effective 2025, and the transferability of energy tax credits, effective 2023.
The PTC for a given nuclear facility can be multiplied by five if prevailing wage requirements are met, and the value of the PTC is designed to phase down as the facility’s gross receipts increase. Both the PTC rate and phase down amount are subject to the Internal Revenue Service’s determination of annual inflation.
In 2024, PSEG recorded the benefit of the estimated PTCs generated by PSEG’s nuclear plants within Income Tax Expense in its Consolidated Statements of Operations in accordance with Accounting Standards Codification Topic 740, Income Taxes. The amounts recorded are subject to change based on several factors, including but not limited to, adjustments to estimated market prices and generation, the definition of “gross receipts” used to determine the phase out, and the issuance of authoritative guidance by Treasury or the Internal Revenue Service. Any adjustments to amounts previously recorded could be material.
The enactment of additional federal or state tax legislation and clarification of previously enacted tax laws could impact PSEG’s and PSE&G’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended June 30, 2024
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2024	$21	$(100)	$(90)	$(169)
Other Comprehensive Income (Loss) before Reclassifications	2	—	(7)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(3)	2	2	1
Net Current Period Other Comprehensive Income (Loss)	(1)	2	(5)	(4)
Balance as of June 30, 2024	$20	$(98)	$(95)	$(173)

	Three Months Ended June 30, 2023
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2023	$(4)	$(423)	$(95)	$(522)
Other Comprehensive Income (Loss) before Reclassifications	12	—	(12)	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	4	4	7
Net Current Period Other Comprehensive Income (Loss)	11	4	(8)	7
Balance as of June 30, 2023	$7	$(419)	$(103)	$(515)

	Six Months Ended June 30, 2024
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2023	$3	$(102)	$(80)	$(179)
Other Comprehensive Income (Loss) before Reclassifications	22	—	(19)	3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(5)	4	4	3
Net Current Period Other Comprehensive Income (Loss)	17	4	(15)	6
Balance as of June 30, 2024	$20	$(98)	$(95)	$(173)

	Six Months Ended June 30, 2023
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2022	$(3)	$(426)	$(121)	$(550)
Other Comprehensive Income (Loss) before Reclassifications	10	—	8	18
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	10	17
Net Current Period Other Comprehensive Income (Loss)	10	7	18	35
Balance as of June 30, 2023	$7	$(419)	$(103)	$(515)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Six Months Ended
		June 30, 2024			June 30, 2024
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$4	$(1)	$3	$7	$(2)	$5
Total Cash Flow Hedges		4	(1)	3	7	(2)	5
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	—	(2)	(5)	1	(4)
Total Pension and OPEB Plans		(2)	—	(2)	(5)	1	(4)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(2)	—	(2)	(6)	2	(4)
Total Available-for-Sale Debt Securities		(2)	—	(2)	(6)	2	(4)
Total		$—	$(1)	$(1)	$(4)	$1	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Six Months Ended
		June 30, 2023			June 30, 2023
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$1	$—	$1	$—	$—	$—
Total Cash Flow Hedges		1	—	1	—	—	—
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	2	(1)	1	4	(1)	3
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(7)	2	(5)	(14)	4	(10)
Total Pension and OPEB Plans		(5)	1	(4)	(10)	3	(7)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(7)	3	(4)	(17)	7	(10)
Total Available-for-Sale Debt Securities		(7)	3	(4)	(17)	7	(10)
Total		$(11)	$4	$(7)	$(27)	$10	$(17)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$434	$434	$591	$591	$966	$966	$1,878	$1,878
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	498	498	497	497	498	498	497	497
Effect of Stock Based Compensation Awards	—	2	—	3	—	2	—	3
Total Shares	498	500	497	500	498	500	497	500

EPS
Net Income	$0.87	$0.87	$1.19	$1.18	$1.94	$1.93	$3.78	$3.76

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2024	2023	2024	2023
Per Share	$0.60	$0.57	$1.20	$1.14
In Millions	$299	$285	$598	$569

On July 15, 2024, PSEG’s Board of Directors approved a $0.60 per share common stock dividend for the third quarter of 2024.

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
PSEG Power & Other
This reportable segment is comprised primarily of PSEG Power which earns revenues primarily by bidding energy, capacity and ancillary services into the markets for these products. PSEG Power also enters into bilateral contracts for energy, gas and other energy-related contracts to optimize the value of its portfolio of generating assets and gas supply obligations. In addition, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants generate PTCs beginning in 2024 and receive ZEC revenue from the EDCs in New Jersey, including PSE&G.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	PSEG Power & Other	Eliminations (A)	Consolidated Total
	Millions
Three Months Ended June 30, 2024
Operating Revenues	$1,863	$685	$(125)	$2,423
Net Income (B)	302	132	—	434
Gross Additions to Long-Lived Assets	746	91	—	837
Six Months Ended June 30, 2024
Operating Revenues	$4,196	$1,557	$(570)	$5,183
Net Income (B)	790	176	—	966
Gross Additions to Long-Lived Assets	1,485	149	—	1,634
Three Months Ended June 30, 2023
Operating Revenues	$1,662	$902	$(143)	$2,421
Net Income (B)	336	255	—	591
Gross Additions to Long-Lived Assets	660	45	—	705
Six Months Ended June 30, 2023
Operating Revenues	$3,955	$2,929	$(708)	$6,176
Net Income (B)	823	1,055	—	1,878
Gross Additions to Long-Lived Assets	1,336	108	—	1,444
As of June 30, 2024
Total Assets	$44,490	$8,393	$(501)	$52,382
Investments in Equity Method Subsidiaries	$—	$20	$—	$20
As of December 31, 2023
Total Assets	$42,873	$8,407	$(539)	$50,741
Investments in Equity Method Subsidiaries	$—	$17	$—	$17

(A)Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 18. Related-Party Transactions.
(B)Includes net after-tax gains (losses) of $114 million and $212 million for the three months and $(72) million and $767 million for the six months ended June 30, 2024 and 2023, respectively, at PSEG Power related to the impacts of non-trading commodity mark-to-market activity, which consist of the financial impact from positions with future delivery dates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2024	2023	2024	2023
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$123	$114	$567	$675
Administrative Billings from Services (B)	136	118	253	220
Total Billings from Affiliates	$259	$232	$820	$895

	As of	As of
Related-Party Transactions	June 30, 2024	December 31, 2023
	Millions
Payable to PSEG Power (A)	$159	$264
Payable to Services (B)	102	121
Payable to PSEG (C)	196	119
Accounts Payable—Affiliated Companies	$457	$504
Noncurrent Payable to PSEG Power (A)	$10	$—
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Receivable (Payable)	$1	$(2)

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
(C)PSEG files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a separate return basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are NOLs and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits. In addition, PSEG pays net wages and payroll taxes and receives reimbursement from its affiliated companies for their respective portions.
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
In 2023, the BPU approved a $280 million nine-month extension of our CEF-EE program through June 2024 and in May 2024 the BPU approved another approximate $300 million extension covering a commitment period from July 2024 through December 2024. In December 2023, we filed for our CEF-EE II program, which proposed a $3.1 billion investment for a second program cycle covering commitments from January 2025 through June 2027, with investments being made over a six-year period. This EE filing is a significant increase from our prior filings, driven by an increase in the savings targets required under the BPU Energy Efficiency Framework and higher costs to achieve those targeted savings. The filing also includes demand response programs and building decarbonization programs. The EE II filing is expected to be resolved later in 2024.
A remaining component of our CEF-Electric Vehicle (EV) program related to medium- and heavy-duty charging infrastructure has been the subject of a stakeholder process that the BPU began in 2021. We expect that this effort will result in PSE&G submitting a filing targeting infrastructure investments for the medium-and heavy-duty EV market after the BPU finalizes its program and filing requirements. In September 2022, the BPU released a draft Storage Incentive Program proposal and is undertaking a stakeholder process to determine the details of the program. Our proposed CEF-Energy Storage (ES) program for a $109 million investment is being held in abeyance until the BPU concludes its proceedings.
In 2023, the BPU also approved a two-year extension of our current GSMP program to replace at least 400 miles of cast iron and unprotected steel mains and services in our gas system. The GSMP program extension provides for main replacement through December 2025 plus trailing services replacement and paving costs into 2026 and totals approximately $900 million of investment. Of the $900 million, $750 million is recovered through three periodic rate updates with the balance recovered through a future distribution base rate case.
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
PSEG Power
At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through the PTC mechanism and hedging, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During the first six months of 2024, our nuclear units generated approximately 15.2 terawatt hours and operated at a capacity factor of 89.8%. PSEG Power hedged approximately 90% to 95% of its expected generation output for 2024. Beginning in 2024, our hedging strategy has incorporated an estimated range of risk reduction impacts from the PTCs with potential incremental changes upon final U.S. Treasury guidance. In addition, we are exploring opportunities for the potential sale of power from our nuclear facilities pursuant to long-term agreements to supply large power users, such as data centers and hydrogen producers.
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
PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions and the implementation of EE initiatives. PSE&G’s approved CEF-EE, CEF-Energy Cloud and CEF-EV programs and the proposed CEF-ES and CEF-EE II programs are intended to support New Jersey’s Energy Master Plan (EMP) and Gubernatorial Executive Orders through programs designed to help customers use energy more efficiently, reduce GHG emissions, support the expansion of the EV infrastructure in New Jersey, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.

In addition, PSE&G is committed to the safe and reliable delivery of natural gas to approximately 1.9 million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The GSMP is designed to significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we reduced reported methane emissions by approximately 27% system wide and assuming continuation of GSMP, we expect to achieve an overall reduction in methane emissions of at least 60% over the 2011 baseline through 2030 period. We continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events.
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
Competitively Bid, FERC Regulated Transmission Projects
PSEG continues to evaluate investment opportunities in regulated transmission beyond PSE&G. In December 2023, PJM awarded us an approximately $424 million project to address increasing load and reliability issues in Maryland and northern Virginia as part of its 2022 Window 3 competitive solicitation. The project has an expected in-service date of 2027.
In April 2024, PSE&G submitted bids to the BPU for what the BPU has termed the Pre-Build Infrastructure (PBI) project, which is a combination of onshore and near-shore underwater infrastructure. The BPU is expected to announce the winner(s) of the PBI solicitation later in 2024.
In April 2023, the BPU issued an order requesting that PJM conduct a second public policy transmission solicitation process utilizing the State Agreement Approach for transmission projects to support New Jersey’s expanded offshore wind goal. However, in June 2024, the BPU paused this solicitation while it considers the impact of PJM’s implementation of interconnection queue reform and the FERC Final Rule on transmission planning and cost allocation on its approach to procuring transmission to facilitate offshore wind development. The BPU has stated that the pause will last at least six months and will be reevaluated periodically.
PJM opened the 2024 Regional Transmission Expansion Plan (RTEP) Window 1 solicitation in July 2024, which includes the impacts of higher load growth forecasts on the 2029 to 2032 planning horizon.
PSEG will continue to evaluate the BPU and PJM solicitations and may decide to submit bids for these opportunities, some of which could be material investments.
PSEG LI
In May 2024, LIPA issued requests for proposal for a service provider to operate its electrical transmission and distribution system and for power supply and fuel management services, respectively, upon expiry of the current service contracts with PSEG LI which run through December 31, 2025. PSEG intends to submit proposals to continue as operations service provider for LIPA’s electrical transmission and distribution system, and to continue to provide power supply and fuel management services to LIPA, in each case after the current contracts expire.
Financial Results
The results for PSEG, PSE&G and PSEG Power & Other for the three and six months ended June 30, 2024 and 2023 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	Millions
PSE&G	$302	$336	$790	$823
PSEG Power & Other (A)	132	255	176	1,055
PSEG Net Income	$434	$591	$966	$1,878

PSEG Net Income Per Share (Diluted)	$0.87	$1.18	$1.93	$3.76

(A)Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$8	$35	$65	$60
Non-Trading MTM Gains (Losses) (C)	$114	$212	$(72)	$767

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
(B)Net of tax (expense) benefit of $(5) million and $(23) million for the three months and $(43) million and $(40) million for the six months ended June 30, 2024 and 2023, respectively.
(C)Net of tax (expense) benefit of $(45) million and $(84) million for the three months and $27 million and $(301) million for the six months ended June 30, 2024 and 2023, respectively.
Our Net Income for the three months and six months ended June 30, 2024 decreased as compared to the comparable period in 2023 driven primarily by changes in the MTM and NDT Fund as shown in the table above.
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
New Jersey Stakeholder Proceedings
In February 2023, the governor of New Jersey issued executive orders (EOs) that establish or accelerate previously established 2050 targets for clean-sourced energy, building decarbonization, and EV adoption goals, with new target dates of 2030 or 2035, as applicable. The EOs direct the BPU and other state agencies to collaborate with stakeholders to develop plans to reach the targets and the BPU has convened a stakeholder proceeding to develop a plan for gas distribution utilities to reach the target of 50% natural gas emissions reductions over 2006 levels by 2030. The BPU commenced proceedings to update the State’s EMP via public input hearings in May and June 2024. We are unable to predict the outcomes of this proceeding, but it could have a material impact on our business, results of operations and cash flows.
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
Interest Rate Matters
Federal Reserve policy to reduce inflation has resulted in a higher interest rate environment which may persist as the Federal Reserve continues to assess the economic outlook. If it persists, higher interest rates on borrowings will contribute to higher interest expense on variable-rate debt and long-term rates on future financing plans. As of June 30, 2024, PSEG had entered into floating-to-fixed interest rate swaps totaling $1.25 billion in order to reduce the volatility in interest expense related to PSEG Power’s variable rate term loan due March 2025. PSE&G’s interest rate risk is moderated due to annual transmission rate filings and distribution recoveries through base rate filings and clause-based investment programs. In addition, from time to time, we may enter into interest rate hedges to fix a portion of our interest rate exposure for anticipated long-term financing plans at PSEG and PSEG Power.
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
The IRA enacted a new 15% corporate alternative minimum tax (CAMT), a PTC for existing nuclear generation facilities and allows energy tax credits to be transferable. The U.S. Treasury has issued several Notices pertaining to the CAMT and final regulations pertaining to the prevailing wage requirements and transferability rules of energy tax credits. Many aspects of the IRA remain unclear and in need of further guidance; therefore, we continue to analyze the impact the IRA will have on PSEG’s and PSE&G’s results of operations, financial condition and cash flows, which could be material.
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

In addition to the risks described elsewhere in this Form 10-Q for 2024 and beyond, the key issues and challenges we expect our business to confront include:
•regulatory and political uncertainty, both with regard to transmission planning and rates policy, the role of distribution utilities and decarbonization impacts, future energy policy, tax regulations, design of energy and capacity markets, and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,
•performance of the financial markets, including the impact on our pension and interest rates on our future financing plans,
•continuing to manage costs and maintain affordable customer rates in an inflationary environment, which could impact customer collections and future regulatory proceedings,
•the increasing frequency, sophistication and magnitude of cybersecurity attacks against us and our respective vendors and business partners who may have our sensitive information and/or access to our environment, and the increasing frequency and magnitude of physical attacks on electric and gas infrastructure,
•future changes in federal and state tax laws or any other associated tax guidance, and
•the impact of changes in energy demand, natural gas and electricity prices, PJM’s ability to ensure resource adequacy to meet demand growth, and expanded efforts to decarbonize several sectors of the economy.
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

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,423	$2,421	$2	—	$5,183	$6,176	$(993)	(16)
Energy Costs	732	604	128	21	1,729	1,686	43	3
Operation and Maintenance (A)	824	744	80	11	1,607	1,487	120	8
Depreciation and Amortization	285	279	6	2	580	561	19	3
Income from Equity Method Investments	1	—	1	N/A	1	1	—	—
Net Gains (Losses) on Trust Investments	7	57	(50)	(88)	102	103	(1)	(1)
Net Other Income (Deductions)	47	49	(2)	(4)	82	91	(9)	(10)
Net Non-Operating Pension and OPEB Credits (Costs)	18	29	(11)	(38)	37	57	(20)	(35)
Interest Expense	218	185	33	18	423	365	58	16
Income Tax Expense (Benefit)	3	153	(150)	(98)	100	451	(351)	(78)

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,863	$1,662	$201	12	$4,196	$3,955	$241	6
Energy Costs	683	551	132	24	1,611	1,535	76	5
Operation and Maintenance (A)	466	429	37	9	931	889	42	5
Depreciation and Amortization	247	240	7	3	504	484	20	4
Net Other Income (Deductions)	16	23	(7)	(30)	32	44	(12)	(27)
Net Non-Operating Pension and OPEB Credits (Costs)	19	28	(9)	(32)	38	56	(18)	(32)
Interest Expense	141	123	18	15	279	236	43	18
Income Tax Expense (Benefit)	59	34	25	74	151	88	63	72

(A)Includes amortization of EE programs regulatory investment expenditures of $30 million, $19 million, $57 million and $36 million for the three months and six months ended June 30, 2024 and 2023, respectively.

Three Months Ended June 30, 2024 as Compared to Three Months Ended June 30, 2023
Operating Revenues increased $201 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $49 million due primarily to
•Electric and gas distribution revenues increased $38 million due primarily to a $52 million increase from higher sales volumes, a $14 million decrease in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense, $5 million from Energy Strong II (ESII) collections and a $4 million increase in Green Program Recovery Charge (GPRC) collections. These increases were partially offset by a $37 million reduction from Conservation Incentive Program (CIP) decoupling.
•Transmission revenues were $11 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment.
Commodity Revenues increased $118 million as a result of higher Electric revenues partially offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS (basic generation service) and basic gas supply service (BGSS) to retail customers.
•Electric commodity revenues increased $125 million due primarily to $85 million from higher BGS sales volumes and $39 million from higher BGS prices.
•Gas commodity revenues decreased $7 million due primarily to a decrease of $17 million from lower BGSS prices, partially offset by $10 million from higher BGSS sales volumes.
Clause Revenues increased $24 million due primarily to a $21 million net increase in Tax Adjustment Credit (TAC) and GPRC deferrals and higher Societal Benefits Clause (SBC) revenues of $2 million. The changes in TAC and GPRC deferral amounts and SBC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals or on SBC revenue.
Operating Expenses
Energy Costs increased $132 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $37 million due primarily to a $24 million increase in net distribution and transmission expenditures and $14 million of higher other operating expenses, partially offset by a $2 million reduction in clause and renewable costs.
Depreciation and Amortization increased $7 million due primarily to an increase in depreciation due to higher plant placed in service, partially offset by a decrease in the amortization of Regulatory Assets.
Net Other Income (Deductions) decreased $7 million due primarily to a decrease in the allowance for funds used during construction (AFUDC) and lower interest income.
Net Non-Operating Pension and OPEB Credits decreased $9 million due primarily to an $11 million decrease in the amortization of net prior service credits and a $1 million increase in the amortization of the net actuarial loss, partially offset by a $2 million increase in the expected return on plan assets and a $1 million decrease in interest cost.
Interest Expense increased $18 million due primarily to incremental debt and the replacement of maturing debt at higher rates.
Income Tax Expense increased $25 million due primarily to a decrease in the flowback of excess deferred income tax benefits.
Six Months Ended June 30, 2024 as Compared to Six Months Ended June 30, 2023
Operating Revenues increased $241 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $123 million due primarily to
•Electric and gas distribution revenues increased $80 million due primarily to a $104 million increase from higher volumes, an $11 million increase in GPRC collections, a $7 million increase from ESII collections and a $6 million decrease in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense. These increases were partially offset by a $48 million reduction from CIP decoupling.
•Transmission revenues were $43 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment.
Commodity Revenues increased $45 million as a result of higher Electric partially offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.
•Electric commodity revenues increased $146 million due to $97 million from higher sales volumes and $49 million from higher BGS prices.

•Gas commodity revenues decreased $101 million due primarily to a decrease of $139 million from lower BGSS prices, partially offset by $38 million from higher BGSS sales volumes.
Clause Revenues increased $76 million due primarily to an $87 million increase in TAC and GPRC deferrals, partially offset by lower SBC revenues of $11 million. The changes in TAC and GPRC deferral amounts and SBC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals or on SBC revenue.
Operating Expenses
Energy Costs increased $76 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.
Operation and Maintenance increased $42 million due primarily to a $45 million increase in net distribution and transmission expenditures and $18 million of higher other operating expenses, partially offset by a $21 million reduction in clause and renewable costs.
Depreciation and Amortization increased $20 million due primarily to an increase in depreciation due to higher plant placed in service, partially offset by a decrease in the amortization of Regulatory Assets.
Net Other Income (Deductions) decreased $12 million due primarily to a decrease in AFUDC and lower interest income.
Net Non-Operating Pension and OPEB Credits decreased $18 million due primarily to a $22 million decrease in the amortization of net prior service credits and a $2 million increase in the amortization of the net actuarial loss, partially offset by a $4 million increase in the expected return on plan assets and a $2 million decrease in interest cost.
Interest Expense increased $43 million due primarily to incremental debt and the replacement of maturing debt at higher rates.
Income Tax Expense increased $63 million due primarily to higher pre-tax income and a decrease in the flowback of excess deferred income tax benefits.

PSEG Power & Other

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$684	$902	$(218)	(24)	$1,556	$2,929	$(1,373)	(47)
Energy Costs	173	196	(23)	(12)	687	859	(172)	(20)
Operation and Maintenance	358	315	43	14	676	598	78	13
Depreciation and Amortization	38	39	(1)	(3)	76	77	(1)	(1)
Income from Equity Method Investments	1	—	1	N/A	1	1	—	—
Net Gains (Losses) on Trust Investments	7	57	(50)	(88)	102	103	(1)	(1)
Net Other Income (Deductions)	33	27	6	22	53	49	4	8
Net Non-Operating Pension and OPEB Credits (Costs)	(1)	1	(2)	N/A	(1)	1	(2)	N/A
Interest Expense	79	63	16	25	147	131	16	12
Income Tax Expense (Benefit)	(56)	119	(175)	N/A	(51)	363	(414)	N/A

Three Months Ended June 30, 2024 as Compared to Three Months Ended June 30, 2023
Operating Revenues decreased $218 million due primarily to changes in generation and gas supply and other operating revenues.
Generation Revenues decreased $218 million due primarily to
•a net decrease of $133 million due to MTM losses in 2024 as compared to MTM gains in 2023. Of this amount, there was an $80 million decrease due to changes in forward prices in 2024 as compared to 2023 coupled with a $53 million decrease due to positions reclassified to realized upon settlement,
•a net decrease of $31 million due primarily to a lower ZEC revenue related to the Production Tax Credits (PTCs),
•a net decrease of $14 million in capacity revenue due primarily to lower capacity prices, partially offset by decreases in capacity expenses due to lower load volumes served, and
•a net decrease of $10 million due primarily to electricity sold under the BGS contracts, which ended in May 2023, and lower volumes sold under other load contracts.
Gas Supply Revenues decreased $11 million due primarily to
•a net decrease of $15 million in sales under the BGSS contract due primarily to $19 million from lower prices, partially offset by $4 million from higher sales volumes, and
•a net decrease of $3 million due primarily to MTM losses in 2024 as compared to MTM gains in 2023, primarily due to positions reclassified to realized upon settlement,
•partially offset by a net increase of $7 million related to sales to third parties due to $4 million from higher sales prices and $3 million from higher sales volumes.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $23 million due to
Generation costs decreased $16 million due primarily to lower renewable energy credit requirements caused by decreases in load volumes served, coupled with lower nuclear fuel amortization.
Gas costs decreased $7 million due primarily to
•a net decrease of $16 million related to sales under the BGSS contract, of which $20 million was due to the lower average cost of gas, partially offset by $4 million due to higher send out volumes,
•partially offset by a net increase of $8 million related to sales to third parties due primarily to higher average cost of gas and higher volumes sold.
Operation and Maintenance increased $43 million due primarily to a refueling outage in 2024 at our 100%-owned Hope Creek nuclear plant as compared to an outage at our 57%-owned Salem 2 nuclear plant in 2023, and higher Long Island Electric Utility Servco, LLC’s (Servco) operating costs. See Note 3. Variable Interest Entity for additional information on Servco and LIPA.
Net Gains (Losses) on Trust Investments decreased $50 million due primarily to NDT investments with $23 million of net unrealized losses on equity securities in 2024 as compared to $60 million of net unrealized gains in 2023, partially offset by $29 million in net realized gains in 2024 as compared to $3 million of net realized losses in 2023.
Interest Expense increased $16 million due primarily to the replacement of maturing long-term debt at higher rates, partially offset by a reduction in term loans.
Income Tax Expense decreased $175 million due primarily to the benefit from Nuclear PTCs and lower pre-tax income in 2024.

Six Months Ended June 30, 2024 as Compared to Six Months Ended June 30, 2023
Operating Revenues decreased $1,373 million due primarily to changes in generation and gas supply and other operating revenues.
Generation Revenues decreased $1,278 million due primarily to
•a net decrease of $1,190 million due to MTM losses in 2024 as compared to MTM gains in 2023. Of this amount, there was a $665 million decrease due to changes in forward prices in 2024 as compared to 2023 coupled with a $525 million decrease due to positions reclassified to realized upon settlement,
•a net decrease of $76 million due primarily to a lower ZEC revenue related to the PTCs,
•a net decrease of $33 million due primarily to electricity sold under the BGS contracts, which ended in May 2023, and lower volumes sold under other load contracts, and
•a net decrease of $26 million in capacity revenue due primarily to lower capacity prices, partially offset by decreases in capacity expenses due to lower load volumes served,
•partially offset by a net increase of $46 million due primarily to higher average realized prices, partially offset by lower volumes sold in 2024.
Gas Supply Revenues decreased $125 million due primarily to
•a net decrease of $165 million in sales under the BGSS contract due primarily to $217 million from lower prices, partially offset by $52 million from higher sales volumes,
•partially offset by a net increase of $23 million due primarily to lower MTM losses, primarily due to positions reclassified to realized upon settlement, partially offset by changes in forward prices, and
•a net increase of $17 million related to sales to third parties due primarily to $15 million from higher sales volumes, and $2 million from higher sales prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $172 million due to
Gas costs decreased $158 million due primarily to
•a net decrease of $174 million related to sales under the BGSS contract, of which $218 million was due to the lower average cost of gas, partially offset by $44 million due to higher send out volumes,
•partially offset by a net increase of $16 million related to sales to third parties due primarily to higher volumes sold and higher average cost of gas.
Generation costs decreased $14 million due primarily to lower renewable energy credit requirements caused by decreases in load volumes served.
Operation and Maintenance increased $78 million due primarily to a refueling outage in 2024 at our 100%-owned Hope Creek nuclear plant as compared to an outage at our 57%-owned Salem 2 nuclear plant in 2023, and higher Servco operating costs. See Note 3. Variable Interest Entity for additional information on Servco and LIPA.
Net Gains (Losses) on Trust Investments decreased $1 million due primarily to NDT investments with $56 million of lower net unrealized gains on equity securities as compared to the prior year, partially offset by $46 million in net realized gains in 2024 as compared to $9 million of net realized losses in 2023.
Interest Expense increased $16 million due primarily to the replacement of maturing long-term debt at higher rates, partially offset by a reduction in term loans.
Income Tax Expense decreased $414 million due primarily to lower pre-tax income in 2024 and the benefit from Nuclear PTCs.

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
For the six months ended June 30, 2024, our operating cash flow decreased $1,266 million, as compared to the same period in 2023. The net decrease was primarily due to an outflow of $24 million in net cash collateral postings in 2024 as compared to a $1,095 million inflow in 2023 at PSEG Power, partially offset by a net change at PSE&G, as discussed below.
PSE&G
PSE&G’s operating cash flow increased $196 million from $543 million to $739 million for the six months ended June 30, 2024, as compared to the same period in 2023. The increase was due primarily to higher cash collateral postings returned to BGS suppliers in 2023, lower tax payments in 2024, and a decrease in vendor and electric energy payments, partially offset by an increase in net accounts receivable and unbilled revenues and a net increase in regulatory deferrals.
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
Our total committed credit facilities and available liquidity as of June 30, 2024 were as follows:

Company/Facility	As of June 30, 2024
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$504	$996
PSE&G	1,000	411	589
PSEG Power	1,525	161	1,364
Total	$4,025	$1,076	$2,949

PSEG Power has uncommitted credit facilities totaling $200 million, which can be utilized for letters of credit. As of June 30, 2024, PSEG Power had $68 million in letters of credit outstanding under these uncommitted credit facilities. In addition, a subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be utilized for cash collateral postings.
We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of June 30, 2024, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $717 million and $751 million as of June 30, 2024 and December 31, 2023, respectively.
For additional information, see Item 1. Note 10. Debt and Credit Facilities.
Long-Term Debt Financing
During the next twelve months,
•PSE&G has $250 million of 3.15% Secured Medium-Term Notes, Series J, due August 2024,
•PSE&G has $250 million of 3.05% Secured Medium-Term Notes, Series J, due November 2024,
•PSE&G has $350 million of 3.00% Secured Medium-Term Notes Series K, due May 2025, and
•PSEG Power has $1.25 billion of a variable rate term loan due March 2025.

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
For additional information see Item 1. Note 10. Debt and Credit Facilities.
Common Stock Dividends
On July 15, 2024, PSEG’s Board of Directors approved a $0.60 per share common stock dividend for the third quarter of 2024. This reflects an indicative annual dividend rate of $2.40 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 16. Earnings Per Share (EPS) and Dividends.
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

(A)Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities. In June 2024, Moody’s changed the credit rating outlook for PSEG Power from Positive to Stable.
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
PSE&G
During the six months ended June 30, 2024, PSE&G made capital expenditures of $1,485 million, primarily for T&D system reliability and advanced electric metering. In addition, PSE&G had cost of removal, net of salvage, of $91 million associated with capital replacements, and expenditures for EE programs of $237 million, which are included in operating cash flows.
PSEG Power & Other
During the six months ended June 30, 2024, PSEG Power & Other made capital expenditures of $129 million, excluding $20 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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
From April through June 2024, MTM VaR varied between a low of $37 million and a high of $76 million at the 95% confidence level. The range of VaR was narrower for the three months ended June 30, 2024 as compared with the year ended December 31, 2023.

	MTM VaR
	Three Months Ended June 30, 2024	Year Ended December 31, 2023
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$58	$48
Average for the Period	$52	$56
High	$76	$127
Low	$37	$24
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$91	$75
Average for the Period	$81	$87
High	$118	$198
Low	$59	$38

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
Internal Controls
PSEG and PSE&G
There have been no changes in internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From time to time, PSEG may repurchase shares to satisfy obligations under equity compensation awards and repurchase shares to satisfy purchases by employees under the Employee Stock Purchase Plan (ESPP). In March 2024, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards that are expected to be issued in 2024 and the repurchase of shares to satisfy purchases by employees under the ESPP during 2024. The following table indicates our common share repurchases in the open market during the second quarter of 2024. There are no remaining shares available for repurchase under the plan.

Three Months Ended June 30, 2024	Total Number of Shares Purchased	Average Price Paid per Share

April 1 - April 30	685,000	$66.82
May 1 - May 31	—	—
June 1 - June 30	—	—

ITEM 5. OTHER INFORMATION
Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K and the first quarter 2024 10-Q.

Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, certain of our officers and directors adopted or terminated trading plans for the sale of PSEG common stock which are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, as shown in the following table:

Name and Title	Action	Date	Aggregate Number of Shares to be Sold or Purchased	Expiration (A)
Ralph A. LaRossa	Adoption	May 23, 2024	Sell 17,918 shares	July 31, 2025
Chair of the Board, President and Chief Executive Officer

Tamara L. Linde	Adoption	May 15, 2024	Sell 38,254 shares	October 17, 2024
Executive Vice President and General Counsel

(A)    Expires on the date shown or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan, including but not limited to termination of the plan.
Federal Regulation
Transmission Regulation—Transmission Planning Proceedings
December 31, 2023 Form 10-K, page 10. In May 2024, FERC issued a Final Rule on transmission planning and cost allocation. As a result of this rule, RTOs like PJM will be required to engage in 20-year transmission planning, applying certain scenarios to the planning process. FERC also reinstated the Right of First Refusal for a discrete category of transmission projects. Over the next several months, PJM will develop a plan to implement the rule.
Regulation of Wholesale Sales—Generation/Market Issues/Market Power
December 31, 2023 Form 10-K, page 10 and March 31, 2024 Form 10-Q, page 64. PSEG Power receives reactive power compensation for its nuclear units of approximately $14 million per year under a settlement that is pending before FERC. In March 2024, FERC issued a notice of proposed rulemaking proposing to eliminate compensation for reactive power in circumstances when the generator is operating within the normal power factor range specified in its interconnection agreement. PSEG Power receives reactive power compensation for its nuclear units. In May 2024, we submitted comments opposing FERC’s proposal. We cannot predict the outcome of this proceeding.
Capacity Market Issues
Over the past few years, PJM has recognized that, due to resource retirements, interconnection queue delays and projected load growth resulting from electrification, electric vehicle penetration and changing customer usage patterns, there will be a significant generation shortfall across the region by 2030. As part of an effort to address this resource adequacy challenge and send more accurate price signals to capacity resources, PJM submitted two related filings at FERC in October 2023 proposing major reforms to its capacity market design. In early 2024, FERC issued orders approving PJM’s reforms relating to enhanced risk modeling and more stringent capacity qualification and performance requirements, but rejected PJM’s proposed changes to its market power mitigation rules designed to allow capacity sellers to be properly compensated for their participation in the PJM capacity market. Several parties have sought rehearing of both orders, which remain pending.
State Regulation
New Jersey Energy Master Plan (EMP) and Future of Gas Stakeholder Proceeding
December 31, 2023 Form 10-K, page 12. In 2020, the State of New Jersey released its EMP, which does not have the force of law but outlines current expectations regarding the New Jersey’s role in the use, management, and development of energy. The BPU began proceedings to update the State’s EMP via public input hearings in May and June 2024.

Energy Efficiency, Triennial Review
December 31, 2023 Form 10-K, page 13. During 2023, the BPU issued two EE Framework Orders which required utilities to submit EE programs aligned with the framework addressed in the Orders. In September 2023, the BPU directed utilities to apply for a six-month extension of the first triennial programs under the Orders. PSE&G filed for its six-month extension of the existing program in November 2023, and filed its second triennial EE program proposal in December 2023. In May 2024, the BPU approved PSE&G’s six-month extension to make investments of approximately $300 million, starting July 1, 2024.The second triennial filing remains subject to BPU approval.
Environmental Matters
Hazardous Substance Liability - Site Remediation
In May 2024, the EPA finalized revisions to the coal combustion residuals rule (CCR Rule) which established new requirements for the investigation and, if necessary, the cleanup of certain types of coal ash placed at certain fossil generation station sites, including certain sites owned or formerly owned by PSEG Power. We are in the process of investigating each of the sites that we currently own that are subject to the CCR Rule, as well as sites that we formerly owned that are subject to the CCR Rule where we retained certain environmental obligations to investigate and, if necessary, remediate. PSEG is currently unable to estimate the impact of the CCR Rule, but it could have a material impact on our business, results of operations and cash flows.

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
Date: July 30, 2024

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
Date: July 30, 2024