Form 10-Q
period 2024-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2024-11-04
CIK 788784, 81033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of October 22, 2024, Public Service Enterprise Group Incorporated had outstanding 498,225,421 shares of its sole class of Common Stock, without par value.

As of October 22, 2024, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.

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

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report about our and our subsidiaries’ future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in filings we make with the United States Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K and subsequent reports on Form 10-Q and Form 8-K. These factors include, but are not limited to:

•
any inability to successfully develop, obtain regulatory approval for, or construct transmission and distribution, and our nuclear generation projects;
•
the physical, financial and transition risks related to climate change, including risks relating to potentially increased legislative and regulatory burdens, changing customer preferences and lawsuits;
•
any equipment failures, accidents, critical operating technology or business system failures, natural disasters, severe weather events, acts of war, terrorism or other acts of violence, sabotage, physical attacks or security breaches, cyberattacks or other incidents that may impact our ability to provide safe and reliable service to our customers;
•
any inability to recover the carrying amount of our long-lived assets;
•
disruptions or cost increases in our supply chain, including labor shortages;
•
any inability to maintain sufficient liquidity or access sufficient capital on commercially reasonable terms;
•
the impact of cybersecurity attacks or intrusions or other disruptions to our information technology, operational or other systems;
•
a material shift away from natural gas toward increased electrification and a reduction in the use of natural gas;
•
failure to attract and retain a qualified workforce;
•
increases in the costs of equipment, materials, fuel, services and labor;
•
the impact of our covenants in our debt instruments and credit agreements on our business;
•
adverse performance of our defined benefit plan trust funds and Nuclear Decommissioning Trust Fund and increases in funding requirements;
•
any inability to enter into or extend certain significant contracts on terms acceptable to us;
•
development, adoption and use of Artificial Intelligence by us and our third-party vendors;
•
fluctuations in, or third-party default risk in wholesale power and natural gas markets, including the potential impacts on the economic viability of our generation units;
•
our ability to obtain adequate nuclear fuel supply;
•
changes in technology related to energy generation, distribution and consumption and changes in customer usage patterns;
•
third-party credit risk relating to our sale of nuclear generation output and purchase of nuclear fuel;
•
any inability to meet our commitments under forward sale obligations and Regional Transmission Organization rules;

ii

•
the impact of changes in state and federal legislation and regulations on our business, including PSE&G’s ability to recover costs and earn returns on authorized investments;
•
PSE&G’s proposed investment projects or programs may not be fully approved by regulators and its capital investment may be lower than planned;
•
our ability to receive sufficient financial support for our New Jersey nuclear plants from the markets, production tax credit and/or zero emission certificates program;
•
adverse changes in and non-compliance with energy industry laws, policies, regulations and standards, including market structures and transmission planning and transmission returns;
•
risks associated with our ownership and operation of nuclear facilities, including increased nuclear fuel storage costs, regulatory risks, such as compliance with the Atomic Energy Act and trade control, environmental and other regulations, as well as operational, financial, environmental and health and safety risks;
•
changes in federal and state environmental laws and regulations and enforcement;
•
delays in receipt of, or an inability to receive, necessary licenses and permits and siting approvals; and
•
changes in tax laws and regulations.

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions, except per share data

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
OPERATING REVENUES	$2,642	$2,456	$7,825	$8,632
OPERATING EXPENSES
Energy Costs	899	831	2,628	2,517
Operation and Maintenance	808	792	2,415	2,279
Depreciation and Amortization	294	282	874	843
Total Operating Expenses	2,001	1,905	5,917	5,639
OPERATING INCOME	641	551	1,908	2,993
Income from Equity Method Investments	1	—	2	1
Net Gains (Losses) on Trust Investments	89	(40)	191	63
Net Other Income (Deductions)	37	41	119	132
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	18	(302)	55	(245)
Interest Expense	(227)	(185)	(650)	(550)
INCOME BEFORE INCOME TAXES	559	65	1,625	2,394
Income Tax Benefit (Expense)	(39)	74	(139)	(377)
NET INCOME	$520	$139	$1,486	$2,017
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	498	498	498	497
DILUTED	500	500	500	500
NET INCOME PER SHARE:
BASIC	$1.04	$0.28	$2.98	$4.06
DILUTED	$1.04	$0.27	$2.97	$4.03

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET INCOME	$520	$139	$1,486	$2,017
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(24), $19, $(14) and $8 for the three and nine months ended 2024 and 2023, respectively	37	(31)	22	(13)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $3, $(4), $(4) and $(8) for the three and nine months ended 2024 and 2023, respectively	(8)	11	9	21
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $(126), $(2) and $(129) for the three and nine months ended 2024 and 2023, respectively	2	322	6	329
Other Comprehensive Income (Loss), net of tax	31	302	37	337
COMPREHENSIVE INCOME	$551	$441	$1,523	$2,354

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$203	$54
Accounts Receivable, net of allowance of $235 in 2024 and $279 in 2023	1,451	1,482
Tax Receivable	148	10
Unbilled Revenues, net of allowance of $3 in 2024 and $4 in 2023	183	244
Fuel	271	264
Materials and Supplies, net	907	759
Prepayments	278	144
Derivative Contracts	35	112
Regulatory Assets	489	273
Other	27	31
Total Current Assets	3,992	3,373
PROPERTY, PLANT AND EQUIPMENT	50,615	48,603
Less: Accumulated Depreciation and Amortization	(11,014)	(10,572)
Net Property, Plant and Equipment	39,601	38,031
NONCURRENT ASSETS
Regulatory Assets	6,034	5,157
Operating Lease Right-of-Use Assets	167	179
Long-Term Investments	265	295
Nuclear Decommissioning Trust (NDT) Fund	2,799	2,524
Long-Term Receivable of Variable Interest Entity (VIE)	641	632
Rabbi Trust Fund	175	179
Derivative Contracts	36	29
Other	370	342
Total Noncurrent Assets	10,487	9,337
TOTAL ASSETS	$54,080	$50,741

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2024	December 31, 2023
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$2,400	$1,500
Commercial Paper and Loans	547	949
Accounts Payable	1,121	1,214
Derivative Contracts	18	86
Accrued Interest	225	170
Accrued Taxes	15	8
Clean Energy Program	185	145
Obligation to Return Cash Collateral	93	89
Regulatory Liabilities	603	349
Other	651	547
Total Current Liabilities	5,858	5,057
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	7,190	6,671
Regulatory Liabilities	2,309	2,075
Operating Leases	159	173
Asset Retirement Obligations	1,497	1,468
OPEB Costs	321	349
OPEB Costs of Servco	533	514
Accrued Pension Costs	595	606
Accrued Pension Costs of Servco	91	102
Environmental Costs	229	213
Derivative Contracts	6	6
Long-Term Accrued Taxes	41	45
Other	196	201
Total Noncurrent Liabilities	13,167	12,423
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	18,960	17,784
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2024 and 2023—534 shares	5,036	5,018
Treasury Stock, at cost, 2024 and 2023—36 shares	(1,405)	(1,379)
Retained Earnings	12,606	12,017
Accumulated Other Comprehensive Loss	(142)	(179)
Total Stockholders’ Equity	16,095	15,477
Total Capitalization	35,055	33,261
TOTAL LIABILITIES AND CAPITALIZATION	$54,080	$50,741

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,486	$2,017
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	874	843
Amortization of Nuclear Fuel	145	144
Provision for Deferred Income Taxes and ITC	283	293
Non-Cash Employee Benefit Plan (Credits) Costs	56	357
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	76	(1,041)
Cost of Removal	(137)	(121)
Energy Efficiency Programs Regulatory Investment Expenditures	(393)	(335)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	90	58
Net Change in Other Regulatory Assets and Liabilities	(81)	32
Net (Gains) Losses and (Income) Expense from NDT Fund	(242)	(107)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	(138)	71
Prepayments	(134)	(204)
Cash Collateral	(3)	1,175
Obligation to Return Cash Collateral	4	(197)
Other Current Assets and Liabilities	(96)	137
Employee Benefit Plan Funding and Related Payments	(41)	(31)
Other	17	5
Net Cash Provided By (Used In) Operating Activities	1,766	3,096
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,402)	(2,360)
Proceeds from Sales of Trust Investments	1,256	998
Purchases of Trust Investments	(1,294)	(1,025)
Proceeds from Sales of Equity Method Investments	—	291
Proceeds from Sales of Long-Lived Assets	—	20
Other	77	46
Net Cash Provided By (Used In) Investing Activities	(2,363)	(2,030)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	98	(5)
Proceeds from Short-Term Loans	—	750
Payment of Short-Term Loans	(500)	(2,250)
Issuance of Long-Term Debt	3,350	1,800
Payment of Long-Term Debt	(1,250)	(825)
Cash Dividends Paid on Common Stock	(897)	(853)
Other	(75)	(94)
Net Cash Provided By (Used In) Financing Activities	726	(1,477)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	129	(411)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	99	511
Cash, Cash Equivalents and Restricted Cash at End of Period	$228	$100
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$27	$97
Interest Paid, Net of Amounts Capitalized	$565	$501
Accrued Property, Plant and Equipment Expenditures	$508	$425

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions

(Unaudited)

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of June 30, 2024	534	$5,020	(36)	$(1,408)	$12,385	$(173)	$15,824
Net Income	—	—	—	—	520	—	520
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(22)	—	—	—	—	—	31	31
Comprehensive Income							551
Cash Dividends at $0.60 per share on Common Stock	—	—	—	—	(299)	—	(299)
Other	—	16	—	3	—	—	19
Balance as of September 30, 2024	534	$5,036	(36)	$(1,405)	$12,606	$(142)	$16,095

Balance as of June 30, 2023	534	$5,054	(37)	$(1,386)	$11,900	$(515)	$15,053
Net Income	—	—	—	—	139	—	139
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(111)	—	—	—	—	—	302	302
Comprehensive Income							441
Cash Dividends at $0.57 per share on Common Stock	—	—	—	—	(284)	—	(284)
Other	—	(46)	1	2	—	—	(44)
Balance as of September 30, 2023	534	$5,008	(36)	$(1,384)	$11,755	$(213)	$15,166

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of December 31, 2023	534	$5,018	(36)	$(1,379)	$12,017	$(179)	$15,477
Net Income	—	—	—	—	1,486	—	1,486
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(20)	—	—	—	—	—	37	37
Comprehensive Income							1,523
Cash Dividends at $1.80 per share on Common Stock	—	—	—	—	(897)	—	(897)
Other	—	18	—	(26)	—	—	(8)
Balance as of September 30, 2024	534	$5,036	(36)	$(1,405)	$12,606	$(142)	$16,095

Balance as of December 31, 2022	534	$5,065	(37)	$(1,377)	$10,591	$(550)	$13,729
Net Income	—	—	—	—	2,017	—	2,017
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(129)	—	—	—	—	—	337	337
Comprehensive Income							2,354
Cash Dividends at $1.71 per share on Common Stock	—	—	—	—	(853)	—	(853)
Other	—	(57)	1	(7)	—	—	(64)
Balance as of September 30, 2023	534	$5,008	(36)	$(1,384)	$11,755	$(213)	$15,166

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
OPERATING REVENUES	$2,139	$1,999	$6,335	$5,954
OPERATING EXPENSES
Energy Costs	839	765	2,450	2,300
Operation and Maintenance	464	459	1,395	1,348
Depreciation and Amortization	254	244	758	728
Total Operating Expenses	1,557	1,468	4,603	4,376
OPERATING INCOME	582	531	1,732	1,578
Net Other Income (Deductions)	18	21	50	65
Net Non-Operating Pension and OPEB Credits (Costs)	20	30	58	86
Interest Expense	(151)	(128)	(430)	(364)
INCOME BEFORE INCOME TAXES	469	454	1,410	1,365
Income Tax Expense	(90)	(53)	(241)	(141)
NET INCOME	$379	$401	$1,169	$1,224

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET INCOME	$379	$401	$1,169	$1,224
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for the three and nine months ended 2024 and 2023	1	(1)	1	—
COMPREHENSIVE INCOME	$380	$400	$1,170	$1,224

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$185	$30
Accounts Receivable, net of allowance of $235 in 2024 and $279 in 2023	1,101	1,076
Unbilled Revenues, net of allowance of $3 in 2024 and $4 in 2023	183	244
Materials and Supplies, net	643	519
Prepayments	139	57
Regulatory Assets	489	273
Other	24	31
Total Current Assets	2,764	2,230
PROPERTY, PLANT AND EQUIPMENT	45,546	43,753
Less: Accumulated Depreciation and Amortization	(8,999)	(8,711)
Net Property, Plant and Equipment	36,547	35,042
NONCURRENT ASSETS
Regulatory Assets	6,034	5,157
Operating Lease Right-of-Use Assets	96	99
Long-Term Investments	95	117
Rabbi Trust Fund	32	32
Other	216	196
Total Noncurrent Assets	6,473	5,601
TOTAL ASSETS	$45,784	$42,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2024	December 31, 2023
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$600	$750
Commercial Paper and Loans	—	425
Accounts Payable	712	780
Accounts Payable—Affiliated Companies	221	504
Accrued Interest	136	139
Clean Energy Program	185	145
Obligation to Return Cash Collateral	93	89
Regulatory Liabilities	603	349
Other	360	434
Total Current Liabilities	2,910	3,615
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	6,326	5,813
Regulatory Liabilities	2,309	2,075
Operating Leases	85	89
Asset Retirement Obligations	404	401
OPEB Costs	185	210
Accrued Pension Costs	384	396
Environmental Costs	162	151
Long-Term Accrued Taxes	—	2
Other	156	160
Total Noncurrent Liabilities	10,011	9,297
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	14,645	12,913
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2024 and 2023—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	15,173	14,004
Accumulated Other Comprehensive Loss	(3)	(4)
Total Stockholder’s Equity	18,218	17,048
Total Capitalization	32,863	29,961
TOTAL LIABILITIES AND CAPITALIZATION	$45,784	$42,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,169	$1,224
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	758	728
Provision for Deferred Income Taxes and ITC	297	129
Non-Cash Employee Benefit Plan (Credits) Costs	31	6
Cost of Removal	(137)	(121)
Energy Efficiency Programs Regulatory Investment Expenditures	(393)	(335)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	90	58
Net Change in Other Regulatory Assets and Liabilities	(81)	32
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	31	177
Materials and Supplies	(124)	(130)
Prepayments	(82)	(154)
Accounts Payable	(51)	(20)
Accounts Receivable/Payable—Affiliated Companies, net	(231)	(334)
Obligation to Return Cash Collateral	4	(197)
Other Current Assets and Liabilities	(90)	(42)
Employee Benefit Plan Funding and Related Payments	(26)	(17)
Other	(46)	(52)
Net Cash Provided By (Used In) Operating Activities	1,119	952
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,157)	(2,149)
Proceeds from Sales of Trust Investments	4	4
Purchases of Trust Investments	(3)	(3)
Other	22	16
Net Cash Provided By (Used In) Investing Activities	(2,134)	(2,132)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(425)	100
Issuance of Long-Term Debt	2,100	1,800
Redemption of Long-Term Debt	(500)	(825)
Cash Dividends Paid	—	(75)
Other	(25)	(17)
Net Cash Provided By (Used In) Financing Activities	1,150	983
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	135	(197)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	75	266
Cash, Cash Equivalents and Restricted Cash at End of Period	$210	$69
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$39	$111
Interest Paid, Net of Amounts Capitalized	$413	$339
Accrued Property, Plant and Equipment Expenditures	$378	$369

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Millions

(Unaudited)

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2024	$892	$2,156	$14,794	$(4)	$17,838
Net Income	—	—	379	—	379
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					380
Balance as of September 30, 2024	$892	$2,156	$15,173	$(3)	$18,218

Balance as of June 30, 2023	$892	$2,156	$13,462	$(4)	$16,506
Net Income	—	—	401	—	401
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	(1)	(1)
Comprehensive Income					400
Cash Dividends Paid	—	—	(75)	—	(75)
Balance as of September 30, 2023	$892	$2,156	$13,788	$(5)	$16,831

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2023	$892	$2,156	$14,004	$(4)	$17,048
Net Income	—	—	1,169		1,169
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					1,170
Balance as of September 30, 2024	$892	$2,156	$15,173	$(3)	$18,218

Balance as of December 31, 2022	$892	$2,156	$12,639	$(5)	$15,682
Net Income	—	—	1,224	—	1,224
Comprehensive Income					1,224
Cash Dividends Paid	—	—	(75)	—	(75)
Balance as of September 30, 2023	$892	$2,156	$13,788	$(5)	$16,831

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
•
PSEG Power LLC (PSEG Power)—which is an energy supply company that is comprised of the operations of merchant nuclear generating assets and fuel supply functions engaged in competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), and other federal regulators and state regulators in the states in which they operate.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2023) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024. Restricted cash consists primarily of deposits received related to various construction projects at PSE&G.

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of December 31, 2023
Cash and Cash Equivalents	$30	$24	$54
Restricted Cash in Other Current Assets	23	—	23
Restricted Cash in Other Noncurrent Assets	22	—	22
Cash, Cash Equivalents and Restricted Cash	$75	$24	$99

As of September 30, 2024
Cash and Cash Equivalents	$185	$18	$203
Restricted Cash in Other Current Assets	3	—	3
Restricted Cash in Other Noncurrent Assets	22	—	22
Cash, Cash Equivalents and Restricted Cash	$210	$18	$228

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

PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants have been awarded zero emission certificates (ZECs) by the BPU through May 2025. These nuclear plants are expected to receive ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognizes revenue when the units generate electricity, which is when the performance obligation is satisfied. These revenues are considered variable consideration within the scope of revenue from contracts with customers and are included in PJM Sales in the following tables. ZEC revenue recorded has been reduced by the estimated production tax credits (PTCs) generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants through the nine months ended September 30, 2024. ZEC revenue will be adjusted based upon the actual value of the PTCs generated by these nuclear plants and that adjustment could be material. See Note 14. Income Taxes for further discussion on the factors that could result in an adjustment to the value of the PTCs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2024
Revenues from Contracts with Customers
Electric Distribution	$1,406	$—	$—	$1,406
Gas Distribution	162	—	—	162
Transmission	441	—	—	441
Electricity and Related Product Sales
PJM
Third-Party Sales	—	206	—	206
Sales to Affiliates	—	31	(31)	—
ISO-New England (NE)	—	—	—	—
Gas Sales
Third-Party Sales	—	45	—	45
Sales to Affiliates	—	48	(48)	—
Other Revenues from Contracts with Customers (B)	87	181	(1)	267
Total Revenues from Contracts with Customers	2,096	511	(80)	2,527
Revenues Unrelated to Contracts with Customers (C)	43	72	—	115
Total Operating Revenues	$2,139	$583	$(80)	$2,642

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2024
Revenues from Contracts with Customers
Electric Distribution	$3,170	$—	$—	$3,170
Gas Distribution	1,385	—	—	1,385
Transmission	1,313	—	—	1,313
Electricity and Related Product Sales
PJM
Third-Party Sales	—	600	—	600
Sales to Affiliates	—	87	(87)	—
ISO-NE	—	5	—	5
Gas Sales
Third-Party Sales	—	155	—	155
Sales to Affiliates	—	559	(559)	—
Other Revenues from Contracts with Customers (B)	263	524	(4)	783
Total Revenues from Contracts with Customers	6,131	1,930	(650)	7,411
Revenues Unrelated to Contracts with Customers (C)	204	210	—	414
Total Operating Revenues	$6,335	$2,140	$(650)	$7,825

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2023
Revenues from Contracts with Customers
Electric Distribution	$1,281	$—	$—	$1,281
Gas Distribution	147	—	—	147
Transmission	422	—	—	422
Electricity and Related Product Sales
PJM
Third-Party Sales	—	216	—	216
Sales to Affiliates	—	32	(32)	—
ISO-NE	—	3	—	3
Gas Sales
Third-Party Sales	—	44	—	44
Sales to Affiliates	—	55	(55)	—
Other Revenues from Contracts with Customers (B)	90	163	(2)	251
Total Revenues from Contracts with Customers	1,940	513	(89)	2,364
Revenues Unrelated to Contracts with Customers (C)	59	33	—	92
Total Operating Revenues	$1,999	$546	$(89)	$2,456

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2023
Revenues from Contracts with Customers
Electric Distribution	$2,795	$—	$—	$2,795
Gas Distribution	1,380	—	—	1,380
Transmission	1,251	—	—	1,251
Electricity and Related Product Sales
PJM
Third-Party Sales	—	703	—	703
Sales to Affiliates	—	90	(90)	—
ISO-NE	—	9	—	9
Gas Sales
Third-Party Sales	—	156	—	156
Sales to Affiliates	—	703	(703)	—
Other Revenues from Contracts with Customers (B)	262	469	(4)	727
Total Revenues from Contracts with Customers	5,688	2,130	(797)	7,021
Revenues Unrelated to Contracts with Customers (C)	266	1,345	—	1,611
Total Operating Revenues	$5,954	$3,475	$(797)	$8,632

(A)
Includes revenues applicable to PSEG Power, PSEG LI and Energy Holdings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(B)
Includes primarily revenues from appliance repair services and the sale of solar renewable energy credits (SRECs) at auction at PSE&G. PSEG Power & Other includes PSEG LI’s OSA with LIPA and PSEG Power’s energy management fee with LIPA.
(C)
Includes primarily alternative revenues at PSE&G principally from the CIP program and derivative contracts and lease contracts at PSEG Power & Other.

Contract Balances

PSE&G

PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of September 30, 2024 and December 31, 2023. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 16% and 18% of accounts receivable (including unbilled revenues) as of September 30, 2024 and December 31, 2023, respectively.

Accounts Receivable—Allowance for Credit Losses

PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported on the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the COVID-19 pandemic on the outstanding balances as of September 30, 2024. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. As of September 30, 2024, PSE&G had a deferred balance of $120 million from electric bad debts recorded as a Regulatory Asset, which included approximately $78 million of incremental bad debt due to the impact of the coronavirus pandemic. In addition, as of September 30, 2024, PSE&G had deferred incremental gas bad debt expense of $68 million as a Regulatory Asset for future regulatory recovery due to the impact of the coronavirus pandemic. In June 2024, the BPU approved recovery of the incremental electric and gas bad debt amounts of $78 million and $68 million charged to PSE&G’s electric SBC and deferred COVID-19 deferrals, respectively. See Note 4. Rate Filings for additional information.

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months and nine months ended September 30, 2024 and 2023:

	2024	2023
	Millions
Balance as of June 30	$253	$294
Utility Customer and Other Accounts
Provision	20	38
Write-offs, net of Recoveries of $10 million and $7 million in 2024 and 2023, respectively	(35)	(49)
Balance as of September 30	$238	$283

	2024	2023
	Millions
Balance as of Beginning of Year	$283	$339
Utility Customer and Other Accounts
Provision	65	62
Write-offs, net of Recoveries of $24 million and $20 million in 2024 and 2023, respectively	(110)	(118)
Balance as of End of Period	$238	$283

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSEG Power & Other

PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of September 30, 2024 and December 31, 2023.

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

PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of September 30, 2024 or December 31, 2023. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.

PSEG LI did not have any material contract balances as of September 30, 2024 and December 31, 2023.

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

Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is generally conducted annually three years in advance of the operating period. However, changes to capacity market rules have resulted in auction suspensions and delays so that recent auctions have been run closer in time to their operating periods. In February 2023, the results of the 2024/2025 auction were released and in July 2024 the results of the 2025/2026 auction were released. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per Megawatt (MW)-Day	MW Cleared
June 2024 to May 2025	$61	3,700
June 2025 to May 2026	$270	3,500

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Servco’s operating costs as provided for in the OSA, PSEG LI receives an annual contract management fee. PSEG LI’s annual contract management fee, in certain situations, could be partially offset by Servco’s annual storm costs that are denied reimbursement by the Federal Emergency Management Agency, limited contingent liabilities and penalties for failing to meet certain performance metrics.

For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $157 million and $140 million for the three months ended September 30, 2024 and 2023, respectively, and $449 million and $397 million for the nine months ended September 30, 2024 and 2023, respectively, of O&M Expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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

In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU or FERC by PSE&G are as follows:

Electric and Gas Distribution Base Rate Case Filings – In October 2024, the BPU issued an Order approving the settlement of PSE&G’s distribution base rate case with new rates effective October 15, 2024. The Order provides for a $17.8 billion rate base, a 9.6% return on equity for PSE&G’s distribution business and a 55% equity component of its capitalization structure. The settlement results in a net increase in annual revenues of approximately $505 million, comprised of a $711 million increase in base revenues, offset by the return of tax benefits of approximately $206 million.

The return of tax benefits includes the flowback to customers of excess accumulated deferred income taxes and the flowback of previously recovered deferred income taxes and current tax repair deductions under the Tax Adjustment Credit (TAC) mechanism approved by the BPU in PSE&G’s 2018 distribution base rate case. The settlement approves an additional flowback of previously recovered deferred income taxes and current mixed service cost deductions. As a result of the approval to flowback previously recovered deferred income taxes related to mixed service costs, PSE&G recognized a $509 million regulatory liability and a corresponding regulatory asset as of September 30, 2024.

The settlement also approved the recovery of regulatory assets primarily associated with deferred storm costs, PSE&G’s electric vehicle charging program (CEF-EV) and electric meter AMI deployment program (CEF-EC), including stranded costs associated with the early retirement of legacy meters.

In addition, the Order approved mechanisms associated with the recovery of future storm costs as well as the recovery of annual pension and OPEB expenses beginning January 1, 2025.

BGSS—In April 2024, the BPU gave final approval to PSE&G’s BGSS rate of 40 cents per therm.

In September 2024, the BPU approved on a provisional basis, PSE&G's request to decrease its BGSS rate to approximately 33 cents per therm, with new rate effective October 1, 2024.

CIP—In April 2024, the BPU gave final approval to provisional gas CIP rates which were effective October 1, 2023.

In July 2024, the BPU approved on a provisional basis, PSE&G’s annual electric CIP petition to recover deficient electric revenues of approximately $99 million based on the 12-month period ended May 31, 2024 with new rates effective August 1, 2024.

In September 2024, BPU approved on a provisional basis, PSE&G's annual gas CIP petition to recover estimated deficient gas revenues of approximately $107 million based on the 12-month period ended September 30, 2024 with new rates effective October 1, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

COVID-19 Deferral—In June 2024, the BPU approved recovery of PSE&G’s previously deferred incremental COVID-19 costs over a five-year period, effective June 1, 2025. As of September 30, 2024, PSE&G has deferred approximately $131 million as a Regulatory Asset for its net incremental costs, including $68 million for incremental gas bad debt expense associated with customer accounts receivable.

Energy Strong II—In April 2024, the BPU approved an annualized increase in electric revenue requirement of $12 million, with rates effective May 1, 2024. The approved electric revenue increase represents the return of and on actual Energy Strong II investments placed in service through December 31, 2023.

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

In October 2024, the BPU approved PSE&G’s CEF-EE II investment program as a new component of GPRC. The Order authorizes a total spend of approximately $2.9 billion for energy efficiency projects committed between January 1, 2025 through June 30, 2027, and completed over an expected six-year period. The Order approving CEF-EE II will result in an annual increase in gas revenues of approximately $3 million, effective January 1, 2025.

Infrastructure Advancement Program (IAP)—In May 2024, the BPU approved PSE&G's updated IAP cost recovery petition seeking BPU approval to recover in electric base rates an annual revenue increase of $5 million. This increase represents the return of and on investment for IAP electric investments in service through January 31, 2024. New rates were effective June 1, 2024.

In November 2024, PSE&G filed an IAP cost recovery petition seeking BPU approval to recover in electric and gas base rates an annual revenue increase of $6 million and $5 million, respectively, effective May 1, 2025. This matter is pending.

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

In October 2024, PSE&G filed its Annual Transmission Formula Rate Update with FERC, which will result in a $64 million increase in its annual transmission revenue effective January 1, 2025, subject to true-up.

ZEC Program—In August 2024, the BPU approved the final ZEC price of $9.95 per MWh for the Energy Year ended May 31, 2024. As a result, PSE&G purchased approximately $166 million of ZECs including interest, from the eligible nuclear plants selected by the BPU with the final payment made in August 2024. As total customer collections equaled the required ZEC payments, there were no over-collected revenues from customers for the Energy Year ended May 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Leases

PSEG and its subsidiaries are both a lessor and a lessee in operating leases. As of September 30, 2024, PSEG and its subsidiaries were lessors for leases classified as operating leases or leveraged leases. See Note 6. Financing Receivables. There was no significant change in amounts reported in Note 7. Leases in the Annual Report on Form 10-K for the year ended December 31, 2023 for operating leases in which PSEG and its subsidiaries are lessees.

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

Energy Holdings is the lessor in leveraged leases. See Note 6. Financing Receivables.

Energy Holdings is the lessor in an operating lease for a domestic energy generation facility with a remaining term through 2036. As of September 30, 2024, Energy Holdings’ property subject to the lease had a total carrying value of $10 million.

The following is the operating lease income for the three months and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	Millions
Fixed Lease Income	$3	$7	$10	$19
Total Operating Lease Income	$3	$7	$10	$19

Note 6. Financing Receivables

PSE&G

PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducted a comprehensive credit review for all borrowers. As of September 30, 2024, none of the solar loans were impaired; however, in the event a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	September 30, 2024	December 31, 2023
	Millions
Commercial/Industrial	$42	$60
Residential	2	3
Total	44	63
Current Portion (included in Accounts Receivable)	(18)	(23)
Noncurrent Portion (included in Long-Term Investments)	$26	$40

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of September 30, 2024	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$1	prior to 2013	10 years	15 years
Solar Loan II	22	prior to 2015	10 years	15 years
Solar Loan III	21	prior to 2022	10 years	10 years
Total	$44

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of September 30, 2024 and have an average remaining life of approximately two years. There are no remaining residential loans outstanding under the Solar Loan I program.

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

Leveraged leases outstanding as of September 30, 2024 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investments as of September 30, 2024 and December 31, 2023.

	As of
	September 30, 2024	December 31, 2023
	Millions
Lease Receivables (net of Non-Recourse Debt)	$200	$223
Unearned and Deferred Income	(53)	(62)
Gross Investments in Leases	147	161
Deferred Tax Liabilities	(33)	(36)
Net Investments in Leases	$114	$125

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of September 30, 2024	As of September 30, 2024
Millions
AA	$7
A-	39
BBB+	154
Total	$200

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSEG recorded no credit losses for the leveraged leases existing on September 30, 2024. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

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

The following tables show the amortized costs basis, gross unrealized gains and losses and fair values for the securities held in the NDT Fund.

	As of September 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$506	$407	$(2)	$911
International	418	137	(11)	544
Total Equity Securities	924	544	(13)	1,455
Available-for-Sale Debt Securities
Government	822	9	(61)	770
Corporate	558	9	(25)	542
Total Available-for-Sale Debt Securities	1,380	18	(86)	1,312
Total NDT Fund Investments (A)	$2,304	$562	$(99)	$2,767

(A)
The NDT Fund Investments table excludes cash and foreign currency of $32 million as of September 30, 2024, which is part of the NDT Fund.

	As of December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$482	$300	$(2)	$780
International	423	118	(11)	530
Total Equity Securities	905	418	(13)	1,310
Available-for-Sale Debt Securities
Government	759	4	(72)	691
Corporate	555	6	(39)	522
Total Available-for-Sale Debt Securities	1,314	10	(111)	1,213
Total NDT Fund Investments (A)	$2,219	$428	$(124)	$2,523

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)
The NDT Fund Investments table excludes cash and foreign currency of $1 million as of December 31, 2023, which is part of the NDT Fund.

Net unrealized gains (losses) on debt securities of $(40) million (after-tax) were included in Accumulated Other Comprehensive Loss (AOCL) on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2024. The portion of net unrealized gains (losses) recognized in the third quarter and first nine months of 2024 related to equity securities still held as of September 30, 2024 was $86 million and $168 million, respectively.

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2024	December 31, 2023
	Millions
Accounts Receivable	$21	$19
Accounts Payable	$14	$6

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2024				As of December 31, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$16	$(1)	$4	$(1)	$44	$(1)	$4	$—
International	57	(6)	16	(5)	35	(4)	28	(8)
Total Equity Securities	73	(7)	20	(6)	79	(5)	32	(8)
Available-for-Sale Debt Securities
Government (B)	33	—	409	(61)	90	(1)	432	(71)
Corporate (C)	11	—	255	(25)	19	—	329	(39)
Total Available-for-Sale Debt Securities	44	—	664	(86)	109	(1)	761	(110)
NDT Trust Investments	$117	$(7)	$684	$(92)	$188	$(6)	$793	$(118)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Unrealized gains and losses on these securities are recorded in Net Income.
(B)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. PSEG Power also has investments in municipal bonds. It is not expected that these securities will settle for less than their amortized cost. PSEG Power does not intend to sell these securities, nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG Power did not recognize credit losses for U.S. Treasury obligations and Federal Agency mortgage-backed securities because these investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG Power did not recognize credit losses for municipal bonds because they are primarily investment grade securities.
(C)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Unrealized losses were due to market declines. It is not expected that these securities would settle for less than their amortized cost. PSEG Power does not intend to sell these securities, nor

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG Power did not recognize credit losses for corporate bonds because they are primarily investment grade securities.

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	Millions
Proceeds from NDT Fund Sales (A)	$432	$268	$1,231	$972
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$30	$19	$107	$65
Gross Realized Losses	(12)	(16)	(43)	(71)
Net Realized Gains (Losses) on NDT Fund (B)	18	3	64	(6)
Net Unrealized Gains (Losses) on Equity Securities	70	(42)	125	69
Net Gains (Losses) on NDT Fund Investments	$88	$(39)	$189	$63

(A)
Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)
The cost of these securities was determined on the basis of specific identification.

The NDT Fund debt securities held as of September 30, 2024 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$21
1 - 5 years	335
6 - 10 years	233
11 - 15 years	71
16 - 20 years	115
Over 20 years	537
Total NDT Available-for-Sale Debt Securities	$1,312

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables show the amortized cost basis, gross unrealized gains and losses and fair values for the securities held in the Rabbi Trust.

	As of September 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$9	$10	$—	$19
Available-for-Sale Debt Securities
Government	104	—	(17)	87
Corporate	77	—	(8)	69
Total Available-for-Sale Debt Securities	181	—	(25)	156
Total Rabbi Trust Investments	$190	$10	$(25)	$175

	As of December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$10	$8	$—	$18
Available-for-Sale Debt Securities
Government	110	—	(19)	91
Corporate	80	—	(10)	70
Total Available-for-Sale Debt Securities	190	—	(29)	161
Total Rabbi Trust Investments	$200	$8	$(29)	$179

Net unrealized gains (losses) on debt securities of $(18) million (after-tax) were included in AOCL on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2024. The portion of net unrealized gains (losses) recognized during the third quarter and first nine months of 2024 related to equity securities still held as of September 30, 2024 were each approximately $1 million.

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2024	December 31, 2023
Millions
Accounts Receivable	$2	$1
Accounts Payable	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2024				As of December 31, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$1	$—	$77	$(17)	$3	$—	$83	$(19)
Corporate (B)	1	—	53	(8)	3	—	60	(10)
Total Available-for-Sale Debt Securities	2	—	130	(25)	6	—	143	(29)
Rabbi Trust Investments	$2	$—	$130	$(25)	$6	$—	$143	$(29)

(A)
Debt Securities (Government)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). The unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. PSEG also has investments in municipal bonds. It is not expected that these securities will settle for less than their amortized cost. PSEG does not intend to sell these securities, nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG did not recognize credit losses for U.S. Treasury obligations and Federal Agency mortgage-backed securities because these investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG did not recognize credit losses for municipal bonds because they are primarily investment grade securities.
(B)
Debt Securities (Corporate)—Unrealized gains and losses on these securities are recorded in Accumulated Other Comprehensive Income (Loss). Unrealized losses were due to market declines. It is not expected that these securities would settle for less than their amortized cost. PSEG does not intend to sell these securities, nor will it be more-likely-than-not required to sell before recovery of their amortized cost. PSEG did not recognize credit losses for corporate bonds because they are primarily investment grade.

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	Millions
Proceeds from Rabbi Trust Sales	$10	$9	$25	$26
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$1	$2	$5
Gross Realized Losses	—	(1)	(1)	(6)
Net Realized Gains (Losses) on Rabbi Trust (A)	—	—	1	(1)
Net Unrealized Gains (Losses) on Equity Securities	1	(1)	1	1
Net Gains (Losses) on Rabbi Trust Investments	$1	$(1)	$2	$—

(A)
The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Rabbi Trust debt securities held as of September 30, 2024 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$5
1 - 5 years	28
6 - 10 years	17
11 - 15 years	10
16 - 20 years	17
Over 20 years	79
Total Rabbi Trust Available-for-Sale Debt Securities	$156

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

The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of	As of
	September 30, 2024	December 31, 2023
	Millions
PSE&G	$32	$32
PSEG Power & Other	143	147
Total Rabbi Trust Investments	$175	$179

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

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$24	$23	$1	$1	$71	$68	$2	$3
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	57	62	9	10	169	200	28	31
Expected Return on Plan Assets	(80)	(87)	(9)	(8)	(241)	(278)	(26)	(25)
Amortization of Net
Prior Service Credit	—	—	—	(13)	—	—	1	(39)
Actuarial Loss (Gain)	17	19	—	(1)	53	67	(1)	(2)
Settlement Charge Resulting from Pension Lift-Out	—	332	—	—	—	332	—	—
Non-Service Components of Pension and OPEB (Credits) Costs	(6)	326	—	(12)	(19)	321	2	(35)
Total Net Benefit (Credits) Costs	$18	$349	$1	$(11)	$52	$389	$4	$(32)

Pension and OPEB (credits) costs for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Millions
PSE&G	$11	$10	$—	$(11)	$32	$37	$(1)	$(31)
PSEG Power & Other	7	339	1	—	20	352	5	(1)
Total Net Benefit (Credits) Costs	$18	$349	$1	$(11)	$52	$389	$4	$(32)

PSEG has completed its entire $5 million contribution planned in 2024 for its OPEB plan and does not plan to contribute to its pension plan in 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco has completed its entire $25 million contribution planned in 2024 for its pension plan. Servco’s pension-related revenues and costs were $12 million and $9 million for three months ended September 30, 2024 and 2023, respectively, and $25 million and $18 million for the nine months ended September 30, 2024 and 2023, respectively. The OPEB-related revenues earned and costs incurred were $3 million for both the three months ended September 30, 2024 and 2023, and $10 million and $9 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 9. Commitments and Contingent Liabilities

Guaranteed Obligations

PSEG Power’s activities primarily involve the purchase and/or sale of energy, nuclear fuel and other related products under transportation, physical, financial and forward contracts at fixed and variable prices. These transactions are with numerous counterparties and brokers that may require cash, letters of credit or guarantees as a form of collateral.

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

Under these agreements, guarantees cover credit extended between entities and is often reciprocal in nature. The exposure between counterparties can move in either direction.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2024 and December 31, 2023.

	As of	As of
	September 30, 2024	December 31, 2023
	Millions
Face Value of Outstanding Guarantees	$1,340	$1,381
Exposure under Current Guarantees	$40	$118

Letters of Credit - Counterparty Margining Posted	$4	$10
Letters of Credit - Counterparty Margining Received	$60	$91

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(1)	$(2)
Net Broker Balance Deposited (Received)	$117	$115

Additional Amounts Posted
Other Letters of Credit	$155	$180

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

In addition to amounts for outstanding guarantees, current exposure and margin positions, PSEG and PSEG Power have posted letters of credit to support PSEG Power’s various other non-energy contractual and environmental obligations. See Other Letters of Credit in the preceding table.

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

Occidental Chemical Corporation (Occidental) has voluntarily completed the design of the cleanup plan for the Lower 8.3 miles and has received an EPA Unilateral Administrative Order directing it to design the cleanup plan for the Upper 9 miles. It

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

has filed two lawsuits against PSE&G and others to attempt to recover costs associated with this work and to obtain a declaratory judgement of parties’ shares of any future costs. PSEG cannot predict the outcome of the litigation.

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

As of September 30, 2024, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

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

Hackensack River

In 2022, the EPA announced it had designated approximately 23 river miles of the Lower Hackensack River as a federal Superfund site. PSE&G and certain of its predecessors conducted operations at properties in this area, including at the Hudson, Bergen and Kearny generating stations that were transferred to PSEG Power. PSEG Power subsequently contractually transferred all land rights and structures on the Hudson generating station site to a third-party purchaser, along with the assumption of the environmental liabilities for that site. In 2024, the EPA identified PSE&G and four other parties as PRPs for the site and requested that they voluntarily perform a technical study of a portion of the river designated as “Operable Unit 2.” The EPA estimates that the technical study will cost $55 million to complete and PSE&G and PSEG Power have agreed to participate in the technical study. PSE&G and PSEG Power do not believe participation in the technical study will have a material impact on their results of operations and financial condition based upon EPA’s estimate of the study costs; however, future costs related to this matter could be material.

Manufactured Gas Plant (MGP) Remediation Program

PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

completion could range between $222 million and $246 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $222 million as of September 30, 2024. Of this amount, $64 million was recorded in Other Current Liabilities and $158 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $222 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(A)
Prices set in the 2024 BGS auction became effective on June 1, 2024 when the 2021 BGS auction agreements expired.

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

Pursuant to a process established by the BPU, New Jersey EDCs, including PSE&G, are required to purchase ZECs from eligible nuclear plants selected by the BPU. In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period from June 2022 through May 2025. PSE&G has implemented a tariff to collect a non-bypassable distribution charge in the amount of $0.004 per KWh from its retail distribution customers to be used to purchase the ZECs from these plants. PSE&G will purchase the ZECs on a monthly basis with payment to be made annually following completion of each energy year.

Minimum Fuel Purchase Requirements

PSEG Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. PSEG Power’s minimum nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2027 and a significant portion through 2028 at Salem, Hope Creek and Peach Bottom.

PSEG Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G.

As of September 30, 2024, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2028
Millions
Nuclear Fuel
Uranium	$396
Enrichment	$287
Fabrication	$179
Natural Gas	$1,286

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Debt and Credit Facilities

Long-Term Debt Financing Transactions

The following long-term debt transactions occurred in the nine months ended September 30, 2024:

PSEG

•
issued $750 million of 5.20% Senior Notes due April 2029,
•
issued $500 million of 5.45% Senior Notes due April 2034, and
•
retired $750 million of 2.88% Senior Notes at maturity.

PSE&G

•
issued $450 million of 5.20% Secured Medium-Term Notes, Series Q, due March 2034,
•
issued $550 million of 5.45% Secured Medium-Term Notes, Series Q, due March 2054,
•
issued $600 million of 4.85% Secured Medium-Term Notes, Series Q, due August 2034,
•
issued $500 million of 5.30% Secured Medium-Term Notes, Series Q, due August 2054,
•
retired $250 million of 3.75% Secured Medium-Term Notes, Series I, at maturity, and
•
retired $250 million of 3.15% Secured Medium-Term Notes, Series J, at maturity.

Short-Term Liquidity

PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facility.

The commitments under the $3.8 billion credit facilities are provided by a diverse bank group. As of September 30, 2024, the total available credit capacity was $3.2 billion.

As of September 30, 2024, no single institution represented more than 9% of the total commitments in the credit facilities.

As of September 30, 2024, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.

Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total committed credit facilities and available liquidity as of September 30, 2024 were as follows:

	As of September 30, 2024
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$561	$939	Mar 2028	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$561	$939
PSE&G
Revolving Credit Facility	$1,000	$21	$979	Mar 2028	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$21	$979
PSEG Power
Revolving Credit Facility (A)	$1,250	$37	$1,213	Mar 2028	Funding/Letters of Credit
Letter of Credit Facility	75	45	30	Apr 2026	Letters of Credit
Total PSEG Power	$1,325	$82	$1,243
Total (C)	$3,825	$664	$3,161

(A)
Master Credit Facility with sub-limits of $1.5 billion for PSEG and $1.25 billion for PSEG Power; sub-limits can be adjusted pursuant to the terms of the Master Credit Facility agreement. The PSEG sub-limit includes a sustainability linked pricing based mechanism with potential increases or decreases, which are not expected to be material, depending on performance relative to targeted methane emission reductions.
(B)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of September 30, 2024, PSEG had $547 million outstanding commercial paper at a weighted average interest rate of 4.95% and PSE&G had no commercial paper outstanding.
(C)
Amounts do not include uncommitted credit facilities or 364-day term loans, if any apply.

PSEG Power has uncommitted credit facilities totaling $200 million, which can be utilized for letters of credit. As of September 30, 2024, PSEG Power had $75 million in letters of credit outstanding under these uncommitted credit facilities. In addition, a subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be utilized for cash collateral postings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Interest Rates

PSEG, PSE&G and PSEG Power are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. PSEG, PSE&G and PSEG Power may use a mix of fixed and floating rate debt and interest rate hedges.

Cash Flow Hedges

PSEG uses interest rate hedges which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments or anticipated future long-term debt issuances.

As of September 30, 2024, PSEG had interest rate hedges outstanding totaling $1.25 billion which were executed to convert to fixed PSEG Power’s $1.25 billion variable rate term loan due March 2025. The fair value of these hedges was $1 million and $5 million as of September 30, 2024 and December 31, 2023, respectively.

In the third quarter of 2024, PSEG entered into interest rate hedges to fix the interest rate for a portion of anticipated debt issuances for PSEG and PSEG Power. As of September 30, 2024, these swaps had a fair value of $(3) million.

The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate hedges designated as cash flow hedges was $12 million and $3 million as of September 30, 2024 and December 31, 2023, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months is $3 million.

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

Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2024 and December 31, 2023. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of September 30, 2024
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$1	$509	$(475)	$34	$35
Noncurrent Assets	1	507	(472)	35	36
Total Mark-to-Market Derivative Assets	$2	$1,016	$(947)	$69	$71
Derivative Contracts
Current Liabilities	$(1)	$(558)	$541	$(17)	$(18)
Noncurrent Liabilities	(3)	(444)	441	(3)	(6)
Total Mark-to-Market Derivative (Liabilities)	$(4)	$(1,002)	$982	$(20)	$(24)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(2)	$14	$35	$49	$47

	As of December 31, 2023
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$6	$912	$(806)	$106	$112
Noncurrent Assets	—	440	(411)	29	29
Total Mark-to-Market Derivative Assets	$6	$1,352	$(1,217)	$135	$141
Derivative Contracts
Current Liabilities	$(16)	$(890)	$820	$(70)	$(86)
Noncurrent Liabilities	(1)	(424)	419	(5)	(6)
Total Mark-to-Market Derivative (Liabilities)	$(17)	$(1,314)	$1,239	$(75)	$(92)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(11)	$38	$22	$60	$49

(A)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, PSEG Power had net cash collateral (receipts) payments to counterparties of $116 million and $113 million, respectively. Of these net cash collateral (receipts) payments, $35 million and $22 million as of September 30, 2024 and December 31, 2023, respectively, were netted against the corresponding net derivative contract positions. Of the $35 million as of September 30, 2024, $(31) million was netted against noncurrent assets and $66 million against current liabilities. Of the $22 million as of December 31, 2023, $(1) million was netted against current assets, $15 million against current liabilities and $8 million against noncurrent liabilities.

Certain of PSEG Power’s derivative instruments contain provisions that require PSEG Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG Power’s credit rating from each of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if PSEG Power were to be downgraded to a below investment grade rating by S&P or Moody’s, it would be required to provide additional collateral. A below investment grade credit rating for PSEG Power would represent a two-level downgrade from its current Moody’s and S&P ratings. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. PSEG Power may also enter into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margin requirements.

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $32 million as of September 30, 2024 and $77 million as of December 31, 2023. As of September 30, 2024 and December 31, 2023, PSEG Power had the contractual right of offset of $12 million and $3 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $20 million and $74 million as of September 30, 2024 and December 31, 2023, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

The following shows the effect on the Condensed Consolidated Statements of Operations and on AOCL of derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2024 and 2023:

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
Derivatives in Cash Flow	September 30,			September 30,
Hedging Relationships	2024	2023		2024	2023
	Millions			Millions
PSEG
Interest Rate Derivatives	$(6)	$18	Interest Expense	$4	$3
Total PSEG	$(6)	$18		$4	$3

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Nine Months Ended			Nine Months Ended
Derivatives in Cash Flow	September 30,			September 30,
Hedging Relationships	2024	2023		2024	2023
	Millions			Millions
PSEG
Interest Rate Derivatives	$24	$32	Interest Expense	$11	$3
Total PSEG	$24	$32		$11	$3

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2024 and 2023, the amount of gain on interest rate hedges reclassified from AOCL into income was $8 million and $2 million after-tax, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2022	$(4)	$(3)
Gain Recognized in AOCL	13	9
Less: Gain Reclassified into Income	(5)	(3)
Balance as of December 31, 2023	$4	$3
Gain Recognized in AOCL	24	17
Less: Gain Reclassified into Income	(11)	(8)
Balance as of September 30, 2024	$17	$12

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months and nine months ended September 30, 2024 and 2023, respectively. PSEG Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2024	2023	2024	2023
		Millions
Energy-Related Contracts	Operating Revenues	$56	$3	$133	$1,244
Total		$56	$3	$133	$1,244

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of September 30, 2024 and December 31, 2023.

		As of	As of
Type	Notional	September 30, 2024	December 31, 2023
		Millions
Natural Gas	Dekatherm (Dth)	66	66
Electricity	MWh	(57)	(60)
Financial Transmission Rights (FTRs)	MWh	21	19
Interest Rate Derivatives	U.S. Dollars	1,750	2,000

Credit Risk

Credit risk relates to the risk of loss that PSEG Power would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations for the purchase and/or sale of energy, nuclear fuel and other related products, where PSEG Power has extended unsecured credit. PSEG has established credit policies that it believes significantly minimize credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which allow for the netting of positive and negative exposures associated with a single counterparty. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG’s financial condition, results of operations or net cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2024, nearly 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 18. Related-Party Transactions for additional information.

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2024, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of September 30, 2024, PSE&G had no unsecured mark-to-market credit exposure with its suppliers.

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

Level 1—measurements utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PSEG and PSE&G have the ability to access. These consist primarily of listed equity securities and money market mutual funds, as well as natural gas futures contracts executed on an exchange.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

	Recurring Fair Value Measurements as of September 30, 2024
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$110	$—	$110	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$69	$(947)	$3	$1,013	$—
Interest Rate Derivatives (C)	$2	$—	$—	$2	$—
NDT Fund (D)
Equity Securities	$1,455	$—	$1,455	$—	$—
Debt Securities—U.S. Treasury	$348	$—	$—	$348	$—
Debt Securities—Govt Other	$422	$—	$—	$422	$—
Debt Securities—Corporate	$542	$—	$—	$542	$—
Rabbi Trust (D)
Equity Securities	$19	$—	$19	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$30	$—	$—	$30	$—
Debt Securities—Corporate	$69	$—	$—	$69	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(20)	$982	$(1)	$(1,000)	$(1)
Interest Rate Derivatives (C)	$(4)	$—	$—	$(4)	$—
PSE&G
Assets:
Cash Equivalents (A)	$110	$—	$110	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$13	$—	$—	$13	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2023
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$20	$—	$20	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$135	$(1,217)	$13	$1,339	$—
Interest Rate Derivatives (C)	$6	$—	$—	$6	$—
NDT Fund (D)
Equity Securities	$1,310	$—	$1,310	$—	$—
Debt Securities—U.S. Treasury	$293	$—	$—	$293	$—
Debt Securities—Govt Other	$398	$—	$—	$398	$—
Debt Securities—Corporate	$522	$—	$—	$522	$—
Rabbi Trust (D)
Equity Securities	$18	$—	$18	$—	$—
Debt Securities—U.S. Treasury	$59	$—	$—	$59	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$70	$—	$—	$70	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(75)	$1,239	$(1)	$(1,311)	$(2)
Interest Rate Derivatives (C)	$(17)	$—	$—	$(17)	$—
PSE&G
Assets:
Cash Equivalents (A)	$20	$—	$20	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

(A)
Represents money market mutual funds.
(B)
Level 1—These contracts represent natural gas futures contracts executed on an exchange, and are being valued solely on settled pricing inputs which come directly from the exchange.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(C)
Interest rate derivatives are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgement.
(D)
The fair value measurement table excludes cash and foreign currency of $32 million and $1 million in the NDT Fund as of September 30, 2024 and December 31, 2023, respectively. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of September 30, 2024, PSEG carried $3.1 billion of net assets that were measured at fair value on a recurring basis, of which $1 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

As of September 30, 2023, PSEG carried $2.5 billion of net assets that were measured at fair value on a recurring basis, of which $4 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

There were no transfers to or from Level 3 during the nine months ended September 30, 2024 and 2023, respectively.

Fair Value of Debt

The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of September 30, 2024 and December 31, 2023 are included in the following table and accompanying notes.

	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$4,865	$4,877	$4,371	$4,240
PSE&G (A)	15,245	14,336	13,663	12,460
PSEG Power (B)	1,250	1,250	1,250	1,250
Total Long-Term Debt	$21,360	$20,463	$19,284	$17,950

(A)
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
(B)
Private term loan with book value approximating fair value (Level 2 measurement).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2024
NDT Fund Interest and Dividends	$—	$21	$21
Allowance for Funds Used During Construction	11	—	11
Solar Loan Interest	1	—	1
Other Interest	4	3	7
Other	2	(5)	(3)
Total Net Other Income (Deductions)	$18	$19	$37
Nine Months Ended September 30, 2024
NDT Fund Interest and Dividends	$—	61	$61
Allowance for Funds Used During Construction	31	—	31
Solar Loan Interest	4	—	4
Other Interest	7	19	26
Other	8	(11)	(3)
Total Net Other Income (Deductions)	$50	$69	$119
Three Months Ended September 30, 2023
NDT Fund Interest and Dividends	$—	$16	$16
Allowance for Funds Used During Construction	15	—	15
Solar Loan Interest	2	—	2
Other Interest	3	6	9
Other	1	(2)	(1)
Total Net Other Income (Deductions)	$21	$20	$41
Nine Months Ended September 30, 2023
NDT Fund Interest and Dividends	$—	$50	$50
Allowance for Funds Used During Construction	45	—	45
Solar Loan Interest	6	—	6
Other Interest	10	22	32
Other	4	(5)	(1)
Total Net Other Income (Deductions)	$65	$67	$132

(A)
PSEG Power & Other consists of activity at PSEG Power, Energy Holdings, PSEG LI, Services, PSEG (parent company) and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Income Taxes

A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSEG	September 30,		September 30,
	2024	2023	2024	2023
	Millions
Pre-Tax Income	$559	$65	$1,625	$2,394
Tax Computed at Statutory Rate @ 21% Increase (Decrease) Attributable to:	$117	$14	$341	$503
State Income Taxes (net of federal income tax)	38	(1)	112	157
NDT Fund	11	(3)	26	11
Uncertain Tax Positions	1	1	3	(6)
Leasing Activities	—	—	—	(17)
GPRC-CEF-EE	(16)	(13)	(44)	(36)
Tax Credits	(90)	(2)	(195)	(7)
Estimated Annual Effective Tax Rate Interim Period Adjustment	14	9	1	(7)
TAC	(33)	(62)	(100)	(188)
Other	(3)	(17)	(5)	(33)
Subtotal	(78)	(88)	(202)	(126)
Total Income Tax Expense (Benefit)	$39	$(74)	$139	$377
Effective Income Tax Rate	7.0%	N/A	8.6%	15.7%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSE&G	September 30,		September 30,
	2024	2023	2024	2023
	Millions
Pre-Tax Income	$469	$454	$1,410	$1,365
Tax Computed at Statutory Rate @ 21% Increase (Decrease) Attributable to:	$98	$95	$296	$287
State Income Taxes (net of federal income tax)	32	33	99	100
Uncertain Tax Positions	—	—	—	(5)
Tax Credits	(2)	(2)	(6)	(7)
GPRC-CEF-EE	(16)	(13)	(44)	(36)
TAC	(33)	(62)	(100)	(188)
Bad Debt Flow-Through	(3)	(2)	(9)	(9)
Other	14	4	5	(1)
Subtotal	(8)	(42)	(55)	(146)
Total Income Tax Expense	$90	$53	$241	$141
Effective Income Tax Rate	19.2%	11.7%	17.1%	10.3%

PSEG’s and PSE&G’s total income tax expense (benefit) for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, PSEG and PSE&G update the respective estimated annual effective tax rates, and if the estimated tax rate changes, PSEG and PSE&G make cumulative adjustments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA enacted a new 15% corporate alternative minimum tax (CAMT), which is based on adjusted financial statement income, effective in 2023, and made certain changes to existing energy tax credit laws.

PSEG has determined that it is not subject to the CAMT for 2023 and 2024 as it is not an applicable corporation in accordance with the statute. The U.S. Treasury issued a notice of proposed rulemaking in September 2024 that provided proposed regulations regarding the CAMT. The proposed CAMT regulations and certain relevant rules remain unclear and require further guidance. As such, the impact of the CAMT on PSEG’s and PSE&G’s financial statements is subject to continued evaluation.

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

In 2024, PSEG recorded the benefit of the estimated PTCs generated by PSEG’s nuclear plants within Income Tax Expense in its Consolidated Statements of Operations in accordance with Accounting Standards Codification Topic 740, Income Taxes. The amounts recorded are subject to change based on several factors, including but not limited to, adjustments to estimated market prices and generation and the issuance of authoritative guidance by Treasury/the Internal Revenue Service, including clarification of the definition of “gross receipts” used to determine the phase out. Any adjustments to amounts previously recorded could be material.

The enactment of additional federal or state tax legislation and clarification of previously enacted tax laws could impact PSEG’s and PSE&G’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended September 30, 2024
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2024	$20	$(98)	$(95)	$(173)
Other Comprehensive Income (Loss) before Reclassifications	(5)	—	37	32
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(3)	2	—	(1)
Net Current Period Other Comprehensive Income (Loss)	(8)	2	37	31
Balance as of September 30, 2024	$12	$(96)	$(58)	$(142)

	Three Months Ended September 30, 2023
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2023	$7	$(419)	$(103)	$(515)
Other Comprehensive Income (Loss) before Reclassifications	13	82	(36)	59
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	240	5	243
Net Current Period Other Comprehensive Income (Loss)	11	322	(31)	302
Balance as of September 30, 2023	$18	$(97)	$(134)	$(213)

	Nine Months Ended September 30, 2024
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2023	$3	$(102)	$(80)	$(179)
Other Comprehensive Income (Loss) before Reclassifications	17	—	18	35
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(8)	6	4	2
Net Current Period Other Comprehensive Income (Loss)	$9	$6	$22	$37
Balance as of September 30, 2024	$12	$(96)	$(58)	$(142)

	Nine Months Ended September 30, 2023
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2022	$(3)	$(426)	$(121)	$(550)
Other Comprehensive Income (Loss) before Reclassifications	23	82	(28)	77
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	247	15	260
Net Current Period Other Comprehensive Income (Loss)	21	329	(13)	337
Balance as of September 30, 2023	$18	$(97)	$(134)	$(213)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Nine Months Ended
		September 30, 2024			September 30, 2024
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$4	$(1)	$3	$11	$(3)	$8
Total Cash Flow Hedges		4	(1)	3	11	(3)	8
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	(1)	—	(1)	(1)	—	(1)
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	1	(1)	(7)	2	(5)
Total Pension and OPEB Plans		(3)	1	(2)	(8)	2	(6)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	—	—	—	(6)	2	(4)
Total Available-for-Sale Debt Securities		—	—	—	(6)	2	(4)
Total		$1	$—	$1	$(3)	$1	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Nine Months Ended
		September 30, 2023			September 30, 2023
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$3	$(1)	$2	$3	$(1)	$2
Total Cash Flow Hedges		3	(1)	2	3	(1)	2
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	2	(1)	1	6	(2)	4
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(3)	1	(2)	(17)	5	(12)
Pension Settlement Charge	Net Non-Operating Pension and OPEB Credits (Costs)	(332)	93	(239)	(332)	93	(239)
Total Pension and OPEB Plans		(333)	93	(240)	(343)	96	(247)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(8)	3	(5)	(25)	10	(15)
Total Available-for-Sale Debt Securities		(8)	3	(5)	(25)	10	(15)
Total		$(338)	$95	$(243)	$(365)	$105	$(260)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$520	$520	$139	$139	$1,486	$1,486	$2,017	$2,017
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	498	498	498	498	498	498	497	497
Effect of Stock Based Compensation Awards	—	2	—	2	—	2	—	3
Total Shares	498	500	498	500	498	500	497	500

EPS
Net Income	$1.04	$1.04	$0.28	$0.27	$2.98	$2.97	$4.06	$4.03

Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2024	2023	2024	2023
Per Share	$0.60	$0.57	$1.80	$1.71
In Millions	$299	$284	$897	$853

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	PSE&G	PSEG Power & Other	Eliminations (A)	Consolidated Total
	Millions
Three Months Ended September 30, 2024
Operating Revenues	$2,139	$583	$(80)	$2,642
Net Income (B)	379	141	—	520
Gross Additions to Long-Lived Assets	672	96	—	768
Nine Months Ended September 30, 2024
Operating Revenues	$6,335	$2,140	$(650)	$7,825
Net Income (B)	1,169	317	—	1,486
Gross Additions to Long-Lived Assets	2,157	245	—	2,402
Three Months Ended September 30, 2023
Operating Revenues	$1,999	$546	$(89)	$2,456
Net Income (B)	401	(262)	—	139
Gross Additions to Long-Lived Assets	813	103	—	916
Nine Months Ended September 30, 2023
Operating Revenues	$5,954	$3,475	$(797)	$8,632
Net Income (B)	1,224	793	—	2,017
Gross Additions to Long-Lived Assets	2,149	211	—	2,360
As of September 30, 2024
Total Assets	$45,784	$8,550	$(254)	$54,080
Investments in Equity Method Subsidiaries	$—	$22	$—	$22
As of December 31, 2023
Total Assets	$42,873	$8,407	$(539)	$50,741
Investments in Equity Method Subsidiaries	$—	$17	$—	$17

(A)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 18. Related-Party Transactions.
(B)
Includes net after-tax gains (losses) of $17 million and $(17) million for the three months and $(55) million and $750 million for the nine months ended September 30, 2024 and 2023, respectively, at PSEG Power related to the impacts of non-trading commodity mark-to-market activity, which consist of the financial impact from positions with future delivery dates. Also includes a $239 million after-tax pension charge due to the remeasurement of the qualified pension plans as a result of the pension settlement transaction for the three and nine months ended September 30, 2023. See Note 8. Pension and Other Postretirement Benefits (OPEB).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 18. Related-Party Transactions

The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G

The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2024	2023	2024	2023
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$78	$86	$645	$761
Administrative Billings from Services (B)	122	93	375	313
Total Billings from Affiliates	$200	$179	$1,020	$1,074

	As of	As of
Related-Party Transactions	September 30, 2024	December 31, 2023
	Millions
Payable to PSEG Power (A)	$76	$264
Payable to Services (B)	94	121
Payable to PSEG (C)	51	119
Accounts Payable—Affiliated Companies	$221	$504
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Receivable (Payable)	$—	$(2)

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
(B)
Services provides and bills administrative services to PSE&G at cost. In addition, PSE&G has other payables to Services, including amounts related to certain common costs, which Services pays on behalf of PSE&G.
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
(D)
PSE&G has advanced working capital to Services. The amount is included in Other Noncurrent Assets on PSE&G’s Condensed Consolidated Balance Sheets.

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

PSEG’s business consists of two reportable segments, PSE&G and PSEG Power LLC (PSEG Power) & Other, primarily comprised of our principal direct wholly owned subsidiaries, which are:

•
PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU), the Federal Energy Regulatory Commission (FERC), and other federal and New Jersey state regulators. PSE&G also invests in regulated solar generation projects and energy efficiency (EE) and related programs in New Jersey, which are regulated by the BPU, and
•
PSEG Power—which is an energy supply company that is comprised of the operations of merchant nuclear generating assets and fuel supply functions engaged in competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC) and other federal regulators and state regulators in the states in which they operate.

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

In 2023, the BPU approved a $280 million nine-month extension of our CEF-EE program through June 2024 and in May 2024 the BPU approved another approximate $300 million extension covering a commitment period from July 2024 through December 2024. In October 2024, the BPU approved our CEF-EE II filing authorizing a total spend of approximately $2.9 billion for energy efficiency projects committed between January 1, 2025 through June 30, 2027, and completed over an expected six-year period. The Order approved a program investment budget of approximately $1.9 billion, net of administrative expenses, and approximately $1 billion to continue our customer on-bill repayment program. This EE filing is a significant increase from our prior filings, driven by an increase in the savings targets required under the BPU Energy Efficiency Framework and higher costs to achieve those targeted savings. The filing also includes demand response programs and building decarbonization programs.

A remaining component of our CEF-Electric Vehicle (EV) program related to medium- and heavy-duty charging infrastructure has been the subject of a stakeholder process that the BPU began in 2021. In October 2024, the BPU released an Order that provided program guidance and minimum filing requirements for electric utility operated medium- and heavy-duty charging incentive programs, The Order caps PSE&G’s program investment at $30 million and requires electric utilities to submit program filings by February 20, 2025. In September 2022, the BPU released a draft Storage Incentive Program proposal and is undertaking a stakeholder process to determine the details of the program. Our proposed CEF-Energy Storage (ES) program for a $109 million investment is being held in abeyance until the BPU concludes its proceedings.

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

Pursuant to our GSMP II and Energy Strong II programs, we filed a distribution base rate case as required by the BPU in December 2023. In October 2024, the BPU issued an Order approving the settlement of PSE&G’s electric and gas distribution base rate case with new rates effective October 15, 2024. The Order provides for a $17.8 billion rate base, a 9.6% return on equity for PSE&G’s distribution business and a 55% equity component of its capitalization structure. For additional information, see Item 1. Note 4. Rate Filings.

PSEG Power

At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through the PTC mechanism and hedging, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During the first nine months of 2024, our nuclear units generated approximately 23.3 terawatt hours and operated at a capacity factor of 91.4%. PSEG Power hedged approximately 90% to 95% of its expected generation output for 2024. Beginning in 2024, our hedging strategy has incorporated an estimated range of risk reduction impacts from the PTCs with potential incremental changes upon final U.S. Treasury guidance. In addition, we are exploring opportunities for the potential sale of power from our nuclear facilities pursuant to long-term agreements to supply large power users, such as data centers and hydrogen producers.

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

PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions and the implementation of EE initiatives. PSE&G’s approved CEF-EE and EE II, CEF-Energy Cloud and CEF-EV programs and the proposed CEF-ES program are intended to support New Jersey’s Energy Master Plan (EMP) and Gubernatorial Executive Orders through programs designed to help customers use energy more efficiently, reduce GHG emissions, support the expansion of the EV infrastructure in New Jersey, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.

In addition, PSE&G is committed to the safe and reliable delivery of natural gas to approximately 1.9 million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The GSMP is designed to significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2023 we reduced reported methane emissions by approximately 27% system wide. We continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events.

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

PJM opened the 2024 Regional Transmission Expansion Plan (RTEP) Window 1 solicitation in July 2024, which includes the impacts of higher load growth forecasts on the 2029 to 2032 planning horizon. PSEG submitted a proposal into Window 1 for approximately $375 million.

PSEG will continue to evaluate opportunities to participate in transmission solicitation processes and may decide to submit bids for these opportunities, some of which could be material investments.

PSEG LI

In May 2024, LIPA issued requests for proposal for a service provider to operate its electrical transmission and distribution system and for power supply and fuel management services, respectively, upon expiry of the current service contracts with PSEG LI which run through December 31, 2025. PSEG has submitted proposals to continue as operations service provider for LIPA’s electrical transmission and distribution system, and to continue to provide power supply and fuel management services to LIPA, in each case after the current contracts expire.

Financial Results

The results for PSEG, PSE&G and PSEG Power & Other for the three and nine months ended September 30, 2024 and 2023 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	Millions
PSE&G	$379	$401	$1,169	$1,224
PSEG Power & Other (A)	141	(262)	317	793
PSEG Net Income	$520	$139	$1,486	$2,017

PSEG Net Income Per Share (Diluted)	$1.04	$0.27	$2.97	$4.03

(A)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Includes a $239 million after-tax pension charge due to the settlement of a portion of the qualified pension plans for the three and nine months ended September 30, 2023. See Item 1. Note 8. Pension and Other Postretirement Benefits (OPEB) for additional information.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$55	$(27)	$120	$33
Non-Trading MTM Gains (Losses) (C)	$17	$(17)	$(55)	$750

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
(B)
Net of tax (expense) benefit of $(36) million and $15 million for the three months and $(79) million and $(25) million for the nine months ended September 30, 2024 and 2023, respectively.
(C)
Net of tax (expense) benefit of $(6) million and $8 million for the three months and $21 million and $(293) million for the nine months ended September 30, 2024 and 2023, respectively.

Our Net Income for the three months and nine months ended September 30, 2024 variances versus the comparable periods in 2023 were driven primarily by changes in the MTM and NDT Fund and the pension settlement charge recorded in 2023, as discussed above.

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

Nuclear

In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded zero emission certificates (ZECs) for the three-year eligibility period starting June 2022 at the same approximate $10 per megawatt hour (MWh) received during the prior ZEC period through May 2022. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per MWh generated in payments to selected nuclear plants (ZEC payment)). As previously noted, in August 2022, the IRA was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established a PTC for electricity generated using existing nuclear energy, which began January 1, 2024 and continues through 2032 and impacted PSEG Power's decision not to apply for the next ZEC three-year eligibility period starting June 2025. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts threshold are subject to annual inflation adjustments. The PTC amounts recorded to date are subject to change based on several factors, including but not limited to, adjustments to estimated market prices and generation and the issuance of authoritative guidance by Treasury/the Internal Revenue Service, including clarification of the definition of “gross receipts” used to determine the phase out. Any adjustments to amounts previously recorded could be material. We continue to analyze the impact of the IRA on our nuclear units, and will analyze any future guidance from the U.S. Treasury to assess any impact of PTCs on expected ZEC payments and/or any future ZEC application periods.

Interest Rate Matters

PSEG’s long-term financing plan is designed to replace maturities and support funding its capital program. Given our financing needs, the prevailing interest rate environment will be a key factor in determining interest expense on variable-rate debt and long-term rates on future financing plans. In order to increase the predictability of interest expense, we may use interest rate hedges to help limit our exposure to fluctuating interest rates. As of September 30, 2024, PSEG had entered into floating-to-fixed interest rate hedges totaling $1.25 billion in order to reduce the volatility in interest expense related to PSEG Power’s variable rate term loan due March 2025. In addition, from time to time, we may enter into interest rate hedges to fix a portion of our interest rate exposure for anticipated long-term financing plans at PSEG and PSEG Power. PSE&G’s interest rate risk is moderated due to annual transmission rate filings and distribution recoveries through base rate filings and clause-based investment programs.

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

The IRA enacted a new 15% corporate alternative minimum tax (CAMT), which is based on adjusted financial statement income, a PTC for existing nuclear generation facilities and allows energy tax credits to be transferable. The U.S. Treasury has issued a notice of proposed rulemaking pertaining to the CAMT and final regulations pertaining to the prevailing wage requirements and transferability rules of energy tax credits. Many aspects of the IRA, including the CAMT proposed regulations, remain unclear and in need of further guidance; therefore, we continue to analyze the impact the IRA will have on PSEG’s and PSE&G’s results of operations, financial condition and cash flows, which could be material.

Future Outlook

Our future success will depend on our ability to continue to maintain strong operational and financial performance, address regulatory and legislative developments that impact our business and respond to the issues and challenges described below. In order to do this, we will continue to:

•
seek approval of and execute on our utility capital investment program to modernize our infrastructure, improve the reliability and resilience of the service we provide to our customers, and align our sustainability and climate goals with New Jersey’s energy policy,
•
seek a fair return for our T&D investments through our transmission formula rate, existing rate incentives, distribution infrastructure and clean energy investment programs and periodic distribution base rate case proceedings,
•
focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•
manage the risks and opportunities in federal and state clean energy policies,
•
advocate for appropriate regulatory guidance on the federal nuclear PTC to ensure long-term support for New Jersey’s largest carbon-free generation resource, and adapt our hedging program accordingly,

•
engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business, and
•
deliver on our human capital management strategy to attract, develop and retain a diverse, high-performing workforce.

In addition to the risks described elsewhere in this Form 10-Q for 2024 and beyond, the key issues and challenges we expect our business to confront include:

•
regulatory and political uncertainty, both with regard to transmission planning and rates policy, the role of distribution utilities and decarbonization impacts, future energy policy, tax regulations, design of energy and capacity markets, and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings,
•
performance of the financial markets, including the impact on our pension funding requirements and interest rates on our future financing plans,
•
continuing to manage costs and maintain affordable customer rates in an inflationary environment, which could impact customer collections and future regulatory proceedings,
•
the increasing frequency, sophistication and magnitude of cybersecurity attacks against us and our respective vendors and business partners who may have our sensitive information and/or access to our environment, and the increasing frequency and magnitude of physical attacks on electric and gas infrastructure,
•
future changes in federal and state tax laws or any other associated tax guidance, and
•
the impact of changes in energy demand, natural gas and electricity prices, PJM’s challenge to ensure resource adequacy to meet demand growth, and expanded efforts to decarbonize several sectors of the economy.

We continually assess a broad range of strategic options to maximize long-term shareholder value and address the interests of our multiple stakeholders. We consider a wide variety of factors when determining how and when to efficiently deploy capital, including the performance and prospects of our businesses; returns and the sustainability and predictability of future earnings streams; the views of investors, regulators, public policy initiatives, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•
investments in PSE&G, including T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments such as CEF-EE, CEF-EV, CEF-ES and solar,
•
continued operation of our nuclear generation facilities that are expected to be supported by the PTC through 2032 and can enable certain investments to increase the capacity of the units as well as potential license extensions, transition from an 18-month to 24-month refueling cycle at our Hope Creek facility and offtake contracts with potential customers such as data centers and hydrogen producers, and others seeking reliable, around-the-clock carbon-free power,
•
investments in competitive, regulated transmission investments through PJM processes and BPU solicitations that provide revenue predictability and reasonable risk-adjusted returns, and
•
acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.

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

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,642	$2,456	$186	8	$7,825	$8,632	$(807)	(9)
Energy Costs	899	831	68	8	2,628	2,517	111	4
Operation and Maintenance (A)	808	792	16	2	2,415	2,279	136	6
Depreciation and Amortization	294	282	12	4	874	843	31	4
Income from Equity Method Investments	1	—	1	N/A	2	1	1	100
Net Gains (Losses) on Trust Investments	89	(40)	129	N/A	191	63	128	N/A
Net Other Income (Deductions)	37	41	(4)	(10)	119	132	(13)	(10)
Net Non-Operating Pension and OPEB Credits (Costs)	18	(302)	320	N/A	55	(245)	300	N/A
Interest Expense	227	185	42	23	650	550	100	18
Income Tax Expense (Benefit)	39	(74)	113	N/A	139	377	(238)	(63)

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,139	$1,999	$140	7	$6,335	$5,954	$381	6
Energy Costs	839	765	74	10	2,450	2,300	150	7
Operation and Maintenance (A)	464	459	5	1	1,395	1,348	47	3
Depreciation and Amortization	254	244	10	4	758	728	30	4
Net Other Income (Deductions)	18	21	(3)	(14)	50	65	(15)	(23)
Net Non-Operating Pension and OPEB Credits (Costs)	20	30	(10)	(33)	58	86	(28)	(33)
Interest Expense	151	128	23	18	430	364	66	18
Income Tax Expense (Benefit)	90	53	37	70	241	141	100	71

(A)
Includes amortization of EE programs regulatory investment expenditures of $33 million, $22 million, $90 million and $58 million for the three months and nine months ended September 30, 2024 and 2023, respectively.

Three Months Ended September 30, 2024 as Compared to Three Months Ended September 30, 2023

Operating Revenues increased $140 million due to changes in delivery, commodity, clause and other operating revenues.

Delivery Revenues increased $74 million due primarily to

•
Electric and gas distribution revenues increased $61 million due primarily to a $24 million decrease in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense, $15 million from Energy Strong II (ESII) collections, a $15 million increase in Green Program Recovery Charge (GPRC) collections and a $11 million increase from higher sales volumes. These increases were partially offset by a $4 million decrease in CIP decoupling revenues.
•
Transmission revenues were $13 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment.

Commodity Revenues increased $71 million as a result of higher Electric revenues partially offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS (basic generation service) and basic gas supply service (BGSS) to retail customers.

•
Electric commodity revenues increased $78 million due primarily to $53 million from higher BGS prices and $25 million from higher BGS sales volumes.
•
Gas commodity revenues decreased $7 million due primarily to lower BGSS prices.

Clause Revenues decreased $7 million due primarily to lower Societal Benefits Clause (SBC) revenues of $11 million and a $3 million decrease due to the absence of Margin Adjustment Clause revenues. These decreases were partially offset by a $7 million net increase in Tax Adjustment Credit (TAC) and GPRC deferrals. The changes in SBC and MAC revenues and TAC and GPRC deferral amounts are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on SBC or MAC revenues or on TAC and GPRC deferrals.

Operating Expenses

Energy Costs increased $74 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $5 million due primarily to an increase in net distribution and transmission expenditures and higher billings from Services, partially offset by a reduction in clause and renewable costs.

Depreciation and Amortization increased $10 million due primarily to an increase in depreciation due to higher plant placed in service, partially offset by a decrease in the amortization of Regulatory Assets.

Net Non-Operating Pension and OPEB Credits decreased $10 million due primarily to a decrease in the amortization of net prior service credits.

Interest Expense increased $23 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense increased $37 million due primarily to a decrease in the flowback of excess deferred income tax benefits.

Nine Months Ended September 30, 2024 as Compared to Nine Months Ended September 30, 2023

Operating Revenues increased $381 million due to changes in delivery, commodity, clause and other operating revenues.

Delivery Revenues increased $162 million due primarily to

•
Electric and gas distribution revenues increased $106 million due primarily to an $80 million increase from higher volumes, a $30 million decrease in the flowback to customers of excess deferred tax liabilities and tax repair-related accumulated deferred income tax benefits resulting from rate reductions, which is offset in Income Tax Expense, a $26 million increase in GPRC collections and a $21 million increase from ESII collections. These increases were partially offset by a $51 million reduction from CIP decoupling.
•
Transmission revenues were $56 million higher due primarily to an increase in revenue requirements attributable to higher rate base investment.

Commodity Revenues increased $116 million as a result of higher Electric revenues partially offset by lower Gas revenues. The changes in Commodity revenues for both electric and gas are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric commodity revenues increased $225 million due to $124 million from higher BGS sales volumes and $101 million from higher BGS prices.
•
Gas commodity revenues decreased $109 million due primarily to a decrease of $146 million from lower BGSS prices, partially offset by $37 million from higher BGSS sales volumes.

Clause Revenues increased $69 million due primarily to a $92 million increase in TAC and GPRC deferrals, partially offset by lower SBC revenues of $21 million. The changes in TAC and GPRC deferral amounts and SBC revenues are entirely offset by changes in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, D&A, Interest and Income Tax Expenses. PSE&G does not earn margin on TAC and GPRC deferrals or on SBC revenue.

Other Operating Revenues increased $34 million due primarily to an increase in renewable energy certificates revenues.

Operating Expenses

Energy Costs increased $150 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $47 million due primarily to an increase in net distribution and transmission expenditures and higher billings from Services partially offset by a reduction in clause and renewable costs.

Depreciation and Amortization increased $30 million due primarily to an increase in depreciation due to higher plant placed in service, partially offset by a decrease in the amortization of Regulatory Assets.

Net Other Income (Deductions) decreased $15 million due primarily to a decrease in Allowance for Funds Used During Construction and lower interest income.

Net Non-Operating Pension and OPEB Credits decreased $28 million due primarily to a decrease in the amortization of net prior service credits.

Interest Expense increased $66 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense increased $100 million due primarily to a decrease in the flowback of excess deferred income tax benefits and higher pre-tax income.

PSEG Power & Other

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2024	2023	2024 vs. 2023		2024	2023	2024 vs. 2023
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$584	$546	$38	7	$2,140	$3,475	$(1,335)	(38)
Energy Costs	141	155	(14)	(9)	828	1,014	(186)	(18)
Operation and Maintenance	344	333	11	3	1,020	931	89	10
Depreciation and Amortization	40	38	2	5	116	115	1	1
Income from Equity Method Investments	1	—	1	N/A	2	1	1	100
Net Gains (Losses) on Trust Investments	89	(40)	129	N/A	191	63	128	N/A
Net Other Income (Deductions)	20	22	(2)	(9)	73	71	2	3
Net Non-Operating Pension and OPEB Costs	(2)	(332)	(330)	(99)	(3)	(331)	(328)	(99)
Interest Expense	77	59	18	31	224	190	34	18
Income Tax Expense (Benefit)	(51)	(127)	(76)	(60)	(102)	236	(338)	N/A

Three Months Ended September 30, 2024 as Compared to Three Months Ended September 30, 2023

Operating Revenues increased $38 million due primarily to changes in generation and gas supply and other operating revenues.

Generation Revenues increased $40 million due primarily to

•
a net increase of $51 million due primarily to higher average realized prices in 2024, and
•
a net increase of $49 million due to MTM gains in 2024 as compared to MTM losses in 2023. Of this amount, there was a $33 million increase due to changes in forward prices in 2024 as compared to 2023 coupled with a $16 million increase due to positions reclassified to realized upon settlement,
•
partially offset by a net decrease of $55 million due primarily to lower ZEC revenue related to the Production Tax Credits (PTCs).

Gas Supply Revenues decreased $18 million due primarily to

•
a net decrease of $13 million in sales under the BGSS contract due primarily to $9 million from lower prices, and $4 million from lower sales volumes, and
•
a net decrease of $4 million related to sales to third parties due to $12 million from lower sales volumes, partially offset by $8 million from higher sales prices.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $14 million due to

Gas costs decreased $14 million due primarily to

•
a net decrease of $11 million related to sales under the BGSS contract due to the lower average cost of gas and volumes sold, and
•
a net decrease of $3 million related to sales to third parties due primarily to $11 million from lower volumes sold, partially offset by $8 million due to higher average cost of gas.

Operation and Maintenance increased $11 million due primarily to higher Nuclear and Long Island Electric Utility Servco, LLC’s (Servco) operating costs, partially offset by higher Services billings to PSE&G. See Note 3. Variable Interest Entity for additional information on Servco and LIPA.

Net Gains (Losses) on Trust Investments increased $129 million due primarily to NDT investments with $70 million of net unrealized gains on equity securities in 2024 as compared to $42 million of net unrealized losses in 2023, and an increase of $15 million in net realized gains in 2024.

Net Non-Operating Pension and OPEB Costs decreased $330 million primarily due to the pension lift-out settlement charge in August 2023.

Interest Expense increased $18 million due primarily to the incremental debt and the replacement of maturing long-term debt at higher rates, partially offset by a reduction in term loans.

Income Tax Benefit decreased $76 million due primarily to higher pre-tax income in 2024 as compared to the prior year, partially offset by the benefit from Nuclear PTCs.

Nine Months Ended September 30, 2024 as Compared to Nine Months Ended September 30, 2023

Operating Revenues decreased $1,335 million due primarily to changes in generation and gas supply and other operating revenues.

Generation Revenues decreased $1,238 million due primarily to

•
a net decrease of $1,142 million due to MTM losses in 2024 as compared to MTM gains in 2023. Of this amount, there was a $684 million decrease due to positions reclassified to realized upon settlement, coupled with $458 million decrease due to changes in forward prices in 2024 as compared to 2023,
•
a net decrease of $136 million due primarily to lower ZEC revenue related to the PTCs,
•
a net decrease of $30 million due primarily to electricity sold under the BGS contracts, which ended in May 2023, and lower volumes sold under other load contracts, and
•
a net decrease of $28 million in capacity revenue due primarily to lower capacity prices, partially offset by decreases in capacity expenses due to lower load volumes served,
•
partially offset by a net increase of $94 million due primarily to higher average realized prices, partially offset by lower volumes sold in 2024.

Gas Supply Revenues decreased $143 million due primarily to

•
a net decrease of $178 million in sales under the BGSS contract due primarily to $226 million from lower prices, partially offset by $48 million from higher sales volumes,
•
partially offset by a net increase of $22 million due primarily to lower MTM losses, primarily due to positions reclassified to realized upon settlement, partially offset by changes in forward prices, and
•
a net increase of $13 million related to sales to third parties due primarily to higher sales prices.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $186 million due to

Gas costs decreased $172 million due primarily to

•
a net decrease of $185 million related to sales under the BGSS contract, of which $225 million was due to the lower average cost of gas, partially offset by $40 million due to higher send out volumes,
•
partially offset by a net increase of $14 million related to sales to third parties due primarily to higher average cost of gas.

Generation costs decreased $14 million due primarily to lower renewable energy credit requirements caused by decreases in load volumes served.

Operation and Maintenance increased $89 million due primarily to a refueling outage in 2024 at our 100%-owned Hope Creek nuclear plant as compared to an outage at our 57%-owned Salem 2 nuclear plant in 2023, and higher Servco operating costs, partially offset by higher Services billings to PSE&G. See Note 3. Variable Interest Entity for additional information on Servco and LIPA.

Net Gains (Losses) on Trust Investments increased $128 million due primarily to NDT investments with $64 million in net realized gains in 2024 as compared to $6 million of net realized losses in 2023 and $56 million of higher net unrealized gains on equity securities as compared to the prior year.

Net Non-Operating Pension and OPEB Costs decreased $328 million primarily due to the pension lift-out settlement charge in August 2023.

Interest Expense increased $34 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates, partially offset by a reduction in term loans.

Income Tax Expense decreased $338 million due primarily to lower pre-tax income in 2024 and the benefit from Nuclear PTCs.

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

For the nine months ended September 30, 2024, our operating cash flow decreased $1,330 million, as compared to the same period in 2023. The net decrease was primarily due to an outflow of $3 million in net cash collateral postings in 2024 as compared to a $1,175 million inflow in 2023 at PSEG Power, partially offset by a net change at PSE&G, as discussed below.

PSE&G

PSE&G’s operating cash flow increased $167 million from $952 million to $1,119 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase was due primarily to the absence of returning cash collateral postings in 2024, which had been returned to BGS suppliers in 2023, and lower tax payments in 2024, partially offset by lower accounts receivable and unbilled revenues due primarily to lower gas commodity prices, a net increase in regulatory deferrals, and an increase in vendor and electric energy payments.

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

Our total committed credit facilities and available liquidity as of September 30, 2024 were as follows:

	As of September 30, 2024
Company/Facility	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$561	$939
PSE&G	1,000	21	979
PSEG Power	1,325	82	1,243
Total	$3,825	$664	$3,161

PSEG Power has uncommitted credit facilities totaling $200 million, which can be utilized for letters of credit. As of September 30, 2024, PSEG Power had $75 million in letters of credit outstanding under these uncommitted credit facilities. In addition, a subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be utilized for cash collateral postings.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of September 30, 2024, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two-level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $705 million and $751 million as of September 30, 2024 and December 31, 2023, respectively.

For additional information, see Item 1. Note 10. Debt and Credit Facilities.

Long-Term Debt Financing

During the next twelve months,

•
PSEG has $550 million of 0.80% Senior Notes maturing in August 2025,
•
PSE&G has $250 million of 3.05% Secured Medium-Term Notes, Series J, due November 2024,
•
PSE&G has $350 million of 3.00% Secured Medium-Term Notes Series K, due May 2025, and
•
PSEG Power has $1.25 billion of a variable rate term loan due March 2025.

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

PSE&G

During the nine months ended September 30, 2024, PSE&G made capital expenditures of $2,157 million, primarily for T&D system reliability and advanced electric metering. In addition, PSE&G had cost of removal, net of salvage, of $137 million associated with capital replacements, and expenditures for EE programs of $393 million, which are included in operating cash flows.

PSEG Power & Other

During the nine months ended September 30, 2024, PSEG Power & Other made capital expenditures of $180 million, excluding $65 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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

From July through September 2024, MTM VaR varied between a low of $32 million and a high of $57 million at the 95% confidence level. The range of VaR was narrower for the three months ended September 30, 2024 as compared with the year ended December 31, 2023.

	MTM VaR
	Three Months Ended September 30, 2024	Year Ended December 31, 2023
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$40	$48
Average for the Period	$43	$56
High	$57	$127
Low	$32	$24
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$63	$75
Average for the Period	$68	$87
High	$90	$198
Low	$50	$38

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

Internal Controls

PSEG and PSE&G

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

If we are unable to enter into or extend certain significant contracts on terms acceptable to us, this may negatively affect our financial condition and operating results.

We are party to, and are also exploring opportunities to enter into, several contracts from which we currently or may in the future derive significant revenues. PSEG Power sells wholesale natural gas, primarily through a full-requirements BGSS contract with PSE&G to meet the needs of PSE&G’s default gas supply service customers. In 2022, the BPU approved an extension of the long-term BGSS contract to March 31, 2027, and thereafter the contract remains in effect unless terminated by either party with a two-year notice. PSEG LI has an OSA with LIPA to operate LIPA’s electric T&D system in Long Island. The OSA continues through 2025, but can be extended by mutual agreement of the parties. Further, PSEG Power provides fuel procurement and power management services to LIPA under separate agreements that expire at the end of 2025. It is uncertain whether any of these contracts and agreements will be extended on terms acceptable to us or at all, which may negatively affect our financial condition and operating results. In addition, we are exploring opportunities for the potential sale of power from our nuclear facilities pursuant to long-term agreements with large power users, such as data centers and hydrogen producers. It is uncertain whether we will be successful in entering into any of such contracts on terms acceptable to us or at all, including without limitation in connection with various ongoing regulatory proceedings.

ITEM 5. OTHER INFORMATION

Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K and the first and second quarter 2024 10-Q.

Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our officers or directors adopted, terminated or modified a Rule 10b5-1 trading plan or non-Rule 10b5-1 trading plan for the sale of PSEG common stock.

Federal Regulation

Regulation of Wholesale Sales—Generation/Market Issues/Market Power

December 31, 2023 Form 10-K page 10, March 31, 2024 Form 10-Q page 64 and June 30, 2024 Form 10-Q page 71. In October 2024, FERC issued a Final Rule that eliminates compensation for reactive power in circumstances when the generator is operating within the normal power factor range specified in its interconnection agreement. As PJM will need to submit a compliance filing implementing this Final Rule, the timing of loss of reactive power compensation is uncertain and its impact will be prospective only. PSEG Power currently receives reactive power compensation, and we are analyzing the Final Rule to determine its impacts for us.

In addition, there are several ongoing proceedings at FERC that may impact future data center arrangements involving the supply of power from nuclear units, including whether certain data center customers, depending on their configuration, will pay transmission service charges. On November 1, 2024, FERC issued an order rejecting an amended agreement between Talen Energy (Talen), PJM and PPL Electric Utilities that would have permitted Talen to withdraw incremental power from one of its nuclear units beyond previous approvals to provide power to an adjacent data center. FERC is also more broadly examining issues concerning whether and to what extent there are potential reliability, cost and customer impacts raised by the location of large customers at generating facilities. We cannot predict the outcome of these proceedings.

Capacity Market Issues

In September 2024, several parties filed a complaint at FERC alleging that the PJM capacity market design is unjust and unreasonable because it does not properly reflect the reliability contribution of retiring generating units with contractual commitments to continue to run for a defined period of time. In October 2024, PJM issued a notice stating that it intends to ask FERC for authorization to delay the 2026/2027 Base Residual Auction, which is scheduled for December 2024, by approximately six months so PJM has adequate time to discuss with its members potential changes to capacity market rules that could be submitted to FERC in a future filing. Depending upon the changes that PJM proposes and subsequent FERC action, such changes could affect the capacity revenue that generators receive for the 2026/2027 delivery year and future delivery years.

Compliance – Reliability Standards

In September 2024, FERC proposed changes to NERC’s Critical Infrastructure Protection (CIP) Reliability Standards. First, FERC proposed to approve the creation of a new CIP standard that requires entities to expand their efforts to monitor for malicious cyber activity. Second, FERC directed NERC to modify the supply chain standard to ensure that entities properly identify, assess and respond to risks in their supply chain risk plans, including setting maximum time frames between conducting a risk assessment and installing procured equipment. FERC also directed NERC to modify the supply chain standard to expand the type of equipment subject to the supply chain protections.

State Regulation

Regional Energy Access (REA) Expansion Project

In September 2024, the United States Circuit Court for the District of Columbia Circuit vacated FERC approval of the REA Expansion Project, which involves a natural gas pipeline running through New Jersey and several other states, and in which PSEG Energy Resources & Trade, LLC, the provider of gas supplies to satisfy PSE&G’s BGSS customers, is a participant. The court found that FERC failed to properly consider the environmental consequences of the project, and the alleged lack of market demand for additional natural gas capacity in New Jersey. PSEG is monitoring and evaluating this on-going proceeding, which could impact FERC’s analysis of future gas projects, as well as PSE&G’s acquisition of supplies for and provision of Basic Gas Supply Service.

BGS Process

In June 2024, New Jersey’s EDCs, including PSE&G, filed their annual joint proposal for the conduct of the February 2025 BGS auction covering energy years 2026 through 2028. PSE&G’s company-specific addendum to the joint filing includes a proposal for an optional, two-year pilot program for time-of-use rates for residential customers.

Electric Vehicle (EV) Activity

December 31, 2023 Form 10-K, page 13. In June 2021, the BPU issued an initial straw proposal, and in December 2022 issued a revised straw proposal, for the establishment of an EV infrastructure ecosystem for medium- and heavy-duty EVs in New Jersey. In October 2024, the BPU released an Order that provided program guidance and minimum filing requirements for electric utility operated medium- and heavy-duty charging incentive programs. The Order caps PSE&G’s program investment at $30 million and requires electric utilities to submit program filings by February 20, 2025.

Grid Modernization

December 31, 2023 Form 10-K page 13. In June 2022, following a consultant study, the BPU Staff issued a grid modernization report containing findings and recommendations to update the BPU’s interconnection regulations and processes. In furtherance of the recommendations, in June 2024 the BPU published proposed rules for public comment that amend its interconnection rules to speed up the interconnection of renewable resources to the distribution grid. Separately, in July 2024, BPU Staff convened a working group to develop recommendations for integrated distribution planning for distributed energy resources as part of its grid modernization plan.

Environmental Matters

Hazardous Substance Liability

Pursuant to the 2022 “Dirty Dirt” legislation, the NJDEP is proposing new requirements for the transportation, handling and disposal of soil and other waste materials generated by utility companies, including PSE&G. NJDEP has not yet finalized the requirements and, therefore, PSE&G is unable to quantify the increased costs of complying with these potential new requirements.

ITEM 6. EXHIBITS

A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10.1:	Agreement with Tamara L. Linde, dated September 16, 2024
Exhibit 10.2:	Agreement with Grace Park, dated September 16, 2024
Exhibit 31:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 10.1:	Agreement with Tamara L. Linde, dated September 16, 2024
Exhibit 10.2:	Agreement with Grace Park, dated September 16, 2024
Exhibit 31.2:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 4, 2024

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

Date: November 4, 2024