Form 10-K
period 2024-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2025-02-25
CIK 788784, 81033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

☐ Yes ☒ No

The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of June 30, 2024 was $36,632,552,572 based upon the New York Stock Exchange Composite Transaction closing price.

The number of shares outstanding of Public Service Enterprise Group Incorporated’s sole class of Common Stock as of February 21, 2025 was 498,561,467.

As of February 21, 2025, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were held, beneficially and of record, by Public Service Enterprise Group Incorporated.

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
III

Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 13, 2025, as specified herein.

i

TABLE OF CONTENTS (continued)

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
•
an increasing demand for power and load growth, potentially compounded by a shift away from natural gas toward increased electrification;
•
failure to attract and retain a qualified workforce;
•
increases in the costs of equipment, materials, fuel, services and labor;
•
the impact of our covenants in our debt instruments and credit agreements on our business;
•
adverse performance of our defined benefit plan trust funds and Nuclear Decommissioning Trust Fund and increases in funding requirements;
•
any inability to enter into or extend certain significant contracts;
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
•
risks associated with our ownership and operation of nuclear facilities, and third-party operation of co-owned nuclear facilities, including increased nuclear fuel storage costs, regulatory risks, such as compliance with the Atomic Energy Act and trade control, environmental and other regulations, as well as operational, financial, environmental and health and safety risks;
•
changes in federal, state and local environmental laws and regulations and enforcement;
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

As a holding company, our profitability depends on our subsidiaries’ operating results. We principally conduct our business through two direct wholly owned subsidiaries, PSE&G and PSEG Power LLC (PSEG Power), described below, each of which also has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. Over the past several years, we have simplified our business mix and focused our capital allocation towards PSE&G, resulting in the majority of earnings being contributed by PSE&G and providing us more predictability of earnings.

•
PSE&G—A New Jersey corporation, incorporated in 1924, which is a franchised public utility in New Jersey. It is also the provider of last resort for gas and electric commodity service for end users in its service territory. PSE&G earns revenues from its regulated rate tariffs under which it provides electric transmission and electric and natural gas distribution to residential, commercial and industrial (C&I) customers in its service territory. It also offers appliance services and repairs to customers throughout its service territory and invests in regulated solar generation projects and regulated energy efficiency (EE) and related programs in New Jersey.
•
PSEG Power—A Delaware limited liability company formed in 1999 as a result of the deregulation and restructuring of the electric power industry in New Jersey. PSEG Power earns revenues from its nuclear generation and marketing of power and natural gas to hedge business risks and the value of its portfolio of nuclear power plants, other contractual arrangements and gas storage facilities.

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

In addition, we continue to invest in and pursue opportunities in regulated clean energy programs, including EE, electric vehicle (EV) make-ready charging infrastructure and other potential investments.

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

Transmission

We use formula rates for our transmission cost of service and investments. Formula rates provide a method of rate recovery where the transmission owner annually determines its revenue requirements through a fixed formula that provides for a recovery of our operating costs and a return of and on our capital investments in the system, net of accumulated depreciation and deferred tax liabilities (also known as rate base) using an approved return on equity (ROE) in developing the weighted average cost of capital. Under this formula, rates are put into effect in January of each year based upon our internal forecast of annual expenses and capital expenditures. Rates are subsequently trued up to reflect actual annual expenses and capital expenditures. Our transmission revenues are not impacted by sales volumes. Our current approved transmission rates provide for a base ROE of 9.90% and a 50 basis point adder for our membership in PJM as an RTO. See Item 7. MD&A—Executive Overview of 2024 and Future Outlook for additional information.

Distribution

PSE&G distributes electricity and natural gas to end users in our respective franchised service territories. Our distribution rates are subject to periodic rate cases approved by the BPU. In October 2024, the BPU issued an Order approving the settlement of PSE&G’s electric and gas distribution base rate case with new rates effective October 15, 2024. The Order provides for a $17.8 billion rate base, a 9.6% return on equity for PSE&G’s distribution business and a 55% equity component of its capitalization structure. For additional information, see Item 8. Note 6. Regulatory Assets and Liabilities.

The BPU has also approved a series of PSE&G infrastructure, EE, EV and renewable energy investment programs with cost recovery through various clause mechanisms. For a discussion of proposed and approved programs, see Investment Clause Programs as follows and Item 7. MD&A—Executive Overview of 2024 and Future Outlook.

Our load requirements are split among commercial, residential and industrial customers, as shown in the following table for 2024:

	% of 2024 Sales
Customer Type	Electric	Gas
Commercial	57%	38%
Residential	34%	58%
Industrial	9%	4%
Total	100%	100%

Our customer base has modestly increased since 2020, with electric and gas loads changing as illustrated in the following table:

Electric and Gas Distribution Statistics
	Number of Customers as of December 31, 2024	Historical Annual Customer Growth 2020-2024	Electric Sales and Firm Gas Sales for the Year Ended December 31, 2024 (A)	Historical Annual Load Decline 2020-2024
Electric	2.4 Million	0.9%	40,651 Gigawatt hours	—
Gas	1.9 Million	0.7%	2,371 Million Therms	(1.7)%

(A)
Excludes sales from Gas rate classes that do not impact margin, specifically Contract, Non-Firm Transportation, Cogeneration Interruptible and Interruptible Services.

As part of the BPU's approval of the Clean Energy Future-Energy Efficiency (CEF-EE) filing in 2021, we implemented the Conservation Incentive Program (CIP) that trues up PSE&G’s distribution margin to a rate case-approved baseline per customer for the majority of our customers. As a result, electric gas sales volumes and demands are no longer a driver of our margin and over 90% of our Electric and Gas Distribution margin will only vary based upon the number of customers. While load has modestly decreased in the past due to a decline in larger industrial customers, greater EE and other factors, a significant increase in load is anticipated due to the increasing adoption of EVs, the expansion of data centers and other large users in our area, ongoing growth in the number of customers, other sources of electrification and other factors, which will collectively drive the need for increased system investment.

Investment Clause Programs

The following table lists our major approved investment clause programs that are in progress:

Program	Investment	Approval Date	Term of Investment		Year Started
CEF-EE	$1 billion	2020	5 years	(A)	2020
CEF-EE Extension	$280 million	2023	9 months		2023
CEF-EE Extension II	$300 million	2024	6 months		2024
CEF-EE II	$2.9 billion	2024	6 years		2025
CEF-EV	$166 million	2021	~6 years		2021
Energy Strong II Program	$842 million	2019	4 years	(B)	2019
Gas System Modernization Program II (GSMP II) Extension	$902 million	2023	2 years	(C)	2024
Infrastructure Advancement Program (IAP)	$511 million	2022	4 years		2022

(A)
Rolling three-year program with over 80% of spending within 5 years, with limited spending thereafter.
(B)
The program has a small amount of trailing costs expected to be spent in year 5.
(C)
The program has a small amount of trailing costs expected to be spent in year 3.

To date, we launched three of the four components of our CEF:

•
EE—designed to achieve EE targets required under New Jersey’s Clean Energy Act through a suite of ten programs for residential, C&I programs, including low-income, multi-family, small business and local government.
•
Energy Cloud (EC)—driven by the implementation of “smart meters,” and new software and product solutions to improve our processes and better manage the electric grid.
•
EV—primarily relating to preparatory work to deliver infrastructure to the charging point for three programs: residential smart charging; Level-2 mixed use charging; and direct current (dc) fast charging.

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

See Item 7. MD&A—Executive Overview of 2024 and Future Outlook for additional information.

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

We procure the supply to meet our BGS obligations through auctions authorized by the BPU for New Jersey’s total BGS requirement. These auctions take place annually in February. Once approved by the BPU, electricity prices for BGS service are set. Approximately one-third of PSE&G’s total BGS-RSCP eligible load is auctioned each year for a three-year term. For information on current prices, see Item 8. Note 13. Commitments and Contingent Liabilities.

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

In August 2022, the Inflation Reduction Act (IRA) was signed into law expanding incentives that promote carbon-free generation. The enacted legislation established the production tax credit (PTC) for electricity generation using nuclear energy, which began January 1, 2024 and is available through 2032. PSEG Power’s nuclear plants are expected to benefit from the PTC. The expected PTC rate is up to $15 per megawatt hour (MWh) subject to adjustment based upon a facility’s gross receipts and meeting prevailing wage rules. The PTC rate and the gross receipts threshold are subject to annual inflation adjustments. Until additional guidance is issued by the U.S. Treasury, the final realized value of the PTC is subject to adjustment, which may be material.

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

How PSEG Power’s Nuclear Generation Operates

As of December 31, 2024, PSEG Power had 3,758 MW of nuclear generation capacity. All of our nuclear generation capacity is located in New Jersey and Pennsylvania.

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

Market wholesale prices may vary by location resulting from congestion or other factors and do not necessarily reflect our contract prices. Forward prices are volatile and there can be no assurance that current forward prices will remain in effect or that we will be able to contract output at these forward prices. The PTC is expected to mitigate our downside exposure to this volatility and provide support for the nuclear units.

Nuclear Fuel Supply

We have long-term contracts for nuclear fuel. These contracts provide for:

•
purchase of uranium (concentrates and uranium hexafluoride),
•
conversion of uranium concentrates to uranium hexafluoride,
•
enrichment of uranium hexafluoride, and
•
fabrication of nuclear fuel assemblies.

We expect to be able to meet the nuclear fuel supply demands of our operations. However, there are limited suppliers for certain aspects of this supply chain and the ability to maintain an adequate fuel supply could be affected by several factors not within our control, including changes in prices and demand, tariffs, curtailments by suppliers, severe weather, environmental regulations, war and hostilities, and other factors. For additional information and a discussion of risks, see Item 1A. Risk Factors, Item 7. MD&A—Executive Overview of 2024 and Future Outlook and Item 8. Note 13. Commitments and Contingent Liabilities.

Markets and Market Pricing

All of PSEG Power’s nuclear generation assets are located within the PJM RTO.

Our nuclear generating units’ performance, market prices and the PTC, have a considerable effect on our profitability. The PTC is designed to increase with inflation, and therefore, future inflation levels will impact the financial support of the nuclear units. In addition, market revenues in excess of the PTC threshold would provide incremental benefit.

PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants have also been awarded zero emission certificates (ZECs) by the BPU through May 2025. These nuclear plants are expected to receive ZEC revenue from the electric distribution companies (EDCs) in New Jersey, which is equivalent to approximately $10/MWh. ZEC revenue recorded is reduced by the estimated production tax credits (PTCs) generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants. ZEC revenue will be adjusted based upon the actual amount of the PTCs when guidance is issued on how to calculate gross receipts and that adjustment could be material.

In addition to energy sales, we earn revenue from capacity payments for our generating assets. These payments are compensation for committing our generating units to PJM for dispatch at its discretion. Capacity payments reflect the value to PJM of assurance that there will be sufficient generating capacity available at all times to meet system reliability and energy requirements.

In PJM the market design for capacity payments provides for a forward-looking, capacity pricing mechanism through the Reliability Pricing Model (RPM). For additional information regarding auction delays, complaints against PJM regarding RPM, PJM and FERC actions related to the capacity market construct and resulting market uncertainty, see Regulatory Issues—Federal Regulation.

The prices to be received by generating units in PJM for capacity have been set through RPM base residual and incremental auctions and depend upon the zone in which the generating unit is located. The average capacity prices that PSEG expects to receive from the base residual and incremental auctions which have been completed are disclosed in Item 8. Note 2. Revenues.

In addition, the PJM capacity market imposes performance obligations and non-performance penalties on resources during times of system stress. These rules provide an opportunity for bonus payments or require the payment of penalties depending on whether a unit is available during a performance interval.

Hedging Strategy

The PTC is intended to provide sufficient and stable support for nuclear units and was effective January 2024. To mitigate volatility in our results, we seek to contract in advance to hedge the price exposure for a significant portion of our anticipated electric output, capacity and fuel needs. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. While the PTC eligibility period began in January 2024, the U.S. Treasury has yet to issue guidance regarding the definition of gross receipts. We continue to analyze the impact of the IRA on our nuclear units, including potential future guidance from the U.S. Treasury, potential impacts on hedging strategies and overall financial support.

We historically have sold a portion of our anticipated generation over a multi-year forward horizon, normally over a period of two to three years. Beginning in 2024, our hedging strategy has incorporated an estimated range of risk reduction impacts from the PTCs on our nuclear generation portfolio while retaining the ability to benefit when market pricing exceeds the phase out threshold. As of December 31, 2024, we expect that our hedged position for 2025 in conjunction with the PTC and market price variability will result in the realized value of our nuclear generation output being at, or above, the PTC phase out. Our strategy will continue to evolve given PTC guidance uncertainty, and potential incremental changes upon final U.S. Treasury guidance.

Generally, we seek to hedge the financial risks of our generation through sales at PJM West or other nodes corresponding to our generation portfolio. Our hedge transactions in PJM generally reflect energy sales at the liquid PJM Western Hub or other basis locations when available and other transactions that seek to secure price certainty for our energy output. Our hedging practices help to manage some of the volatility of the nuclear generation business when forward prices are greater than the PTC threshold. While this limits our exposure to decreasing prices, our ability to realize benefits from rising market prices is also limited.

Our fuel strategy is to maintain certain levels of uranium in inventory and to make periodic purchases to support such levels. Our nuclear fuel commitments cover approximately 100% of our estimated uranium, enrichment and fabrication requirements through 2027 and a significant portion through 2028.

LIPA Operations Services Agreement (OSA)

PSEG LI has been operating LIPA’s electric T&D system in Long Island, New York since 2014 under a 12-year OSA with LIPA that expires on December 31, 2025. Under the OSA, PSEG LI acts as LIPA’s agent in performing many of its obligations and in return (a) is prefunded for pass-through operating expenditures, (b) receives a fixed management fee and (c) is eligible to receive an incentive fee contingent on meeting established performance metrics. PSEG is participating in a process to continue as operations service provider for LIPA’s electrical transmission and distribution system, with resolution expected in the first half of 2025. It is uncertain whether the OSA will be renewed.

Competitively Bid, FERC Regulated Transmission Projects

PSEG continues to evaluate investment opportunities in regulated transmission beyond PSE&G. In December 2023, PJM awarded us an approximately $424 million project to construct a 500 kV transmission line to address increasing load and reliability issues in Maryland and northern Virginia as part of its 2022 Window 3 competitive solicitation. PJM directed that the project be placed in service in 2027.

PSEG will continue to evaluate opportunities to participate in transmission solicitation processes and may decide to submit bids for these opportunities, some of which could be material investments. For additional information, see Item 7. MD&A— Executive Overview of 2024 and Future Outlook.

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

COMPETITIVE ENVIRONMENT

PSE&G

Our T&D business is not affected when customers choose alternate electric or gas suppliers since we earn our return on our net investment in rate base to provide T&D service, not by supplying the commodity. Based on our transmission formula rate and the CIP program for electric and gas distribution, we are also minimally impacted by changes in customers’ usage. Our growth is driven by (i) our investment program to deliver energy more reliably by investing to meet anticipated demand growth and modernizing our electric transmission and electric and gas distribution system and (ii) investing in programs that meet State targets to help deliver cleaner energy, including our EE programs to help customers use less energy and investment programs to build EV infrastructure and solar generation. There may also be opportunities to expand into related clean energy areas, such as renewable natural gas, hydrogen, energy storage, additional solar and renewables, and broader EE investments, though utility participation in these areas is subject to regulatory approval and market design, which continues to evolve. That growth can be affected by customer cost pressures which could result from higher commodity costs, higher supply costs to support subsidized renewable generation, higher operating costs, higher tax rates, macro-economic conditions including inflation, and other factors. Further rate regulated recovery methods, such as net metered generation and/or changes in customer usage behavior could lead to a reduction in billed customer usage to recover our costs, resulting in higher rates overall. Conversely, an increase in EV adoption and other factors could lead to an increase in system usage, require incremental investments to meet higher peak demands and result in a larger customer usage base. There could also be a shift toward greater electrification and less gas usage in the coming decades. While current costs and relative emission savings would limit any substantial change in the near term, technological advances for heat pumps, actions by certain jurisdictions in our service territory and other factors could drive these potential changes, which could result in a slowing in the growth of our gas distribution and an increase in the growth of our electric T&D business. Our CIP reduces the impact on our distribution revenues from changes in sales volumes and demand for most customers. The CIP, which is calculated annually, provides for a true-up of our current period revenue as compared to revenue thresholds established in our most recent distribution base rate proceeding. Recovery under the CIP is subject to certain limitations, including an actual versus allowed ROE test and ceilings on customer rate increases.

Changes previously ordered by FERC and implemented by PJM and other ISOs to eliminate contractual provisions that previously provided us a “right of first refusal” to construct new transmission projects in our service territory could result in third-party construction of transmission lines in our area in the future and also allow us to seek opportunities to build in other service territories. While there has been minimal impact so far, these rules continue to evolve so both the extent of the risk within our service territory and the opportunities for our transmission business elsewhere remain difficult to assess.

PSEG Power

Various market participants compete with us and one another in transacting in the wholesale energy markets and entering into bilateral contracts. Our competitors include but are not limited to merchant generators, utility generators, energy marketers, retailers, private equity firms, and other financial entities.

Anticipated demand growth and the pace of that relative to retirements of existing firm generation and new additions of intermittent and firm generation capacity, as well as subsidized generation capacity, or technological advances could impact forward market prices in the future.

PJM has a capacity market that has been approved by FERC. FERC regulates this market and must approve market design rule changes proposed by PJM. For information regarding recent actions by FERC relating to capacity market design, see the discussion in Regulatory Issues—Federal Regulation.

Environmental issues could also impact our competitiveness, including requirements regarding capital investments at our nuclear stations, such as cooling towers, and could lead to a material adverse effect, while other actions to further regulate carbon dioxide emissions could better position our nuclear plants.

HUMAN CAPITAL MANAGEMENT

Our human capital management strategy is integrated with our overall business strategy. Our Values and strong culture of inclusion support our goal to attract, develop and retain a high performing diverse workforce - one with the skill sets to succeed in a rapidly evolving environment.

We believe in treating people with dignity and respect, protecting each of our fundamental human rights, and striving to maintain the high standards of ethical conduct on which our business and reputation have been built.

The Organization and Compensation Committee of the PSEG Board of Directors is responsible for the oversight of PSEG’s human capital management strategy and risks. It is updated regularly on matters related to culture, executive compensation, and leadership succession and development. Safety metrics, such as Occupational Safety and Health Administration (OSHA) recordable incidence rate, OSHA days away from work rate, and serious injury incidence rate, are regularly monitored and reported to our Board.

Sixty percent of our workforce is represented by six unions under various collective bargaining agreements that cover wages, benefits and other terms and conditions of employment. Our current agreements with all six unions remain in place until 2027 and support strategic objectives and business goals.

The following chart presents our total employee population indicating percentages of employees that are represented by a labor organization:

As of December 31, 2024, women constituted approximately 27% of our non-represented employees and 19% of our total workforce. People who are racially/ethnically diverse constituted approximately 34% of our non-represented employees and 30% of our total workforce.

Safety and Security

The safety and security of our employees and the public are integrated into our culture and business operations. We demonstrate this by providing support to employees so that everyone is empowered and encouraged to question, stop and correct any unsafe act or condition and provide feedback on safety and security matters. We take measures to provide employees with proper knowledge, training and protective equipment to maintain their personal health and safety and to mitigate workplace risks.

Employee Experience & Engagement

We provide our dedicated workforce the tools, the resources and an inclusive workplace culture to deliver safe and reliable energy to our customers. Under our Inclusion for All program, we embrace a broad definition of diversity as reflected in our Values where we look to embrace each other’s differences. Our efforts are supported by our Employee Business Resource Groups and Local Inclusion Teams within our business units and field locations. We seek to offer opportunities that are relevant and accessible to all employees, including community outreach, volunteerism, mentorship, recognition and professional development.

To determine if we are being responsive to the needs of our employees, we routinely assess the impact of our work by soliciting employee feedback through focus groups, listening sessions, pulse surveys and a biennial employee engagement survey.

Talent Management

Our recruitment strategy is focused on hiring a workforce to meet our business objectives, including critical skilled trade roles. We have a comprehensive workforce planning strategy to support our hiring needs. It includes hiring ahead of attrition for skilled trade roles, community outreach, workforce development and strategic sourcing with key external partners like trade schools, colleges, county workforce development boards, and other non-profit partners.

We value the growth and development of all our employees and offer a variety of opportunities to enhance their skills and abilities. We hold talent reviews and succession discussions regularly for leadership and critical positions to support workforce planning. We use tailored development opportunities and other tools to build a strong internal pipeline that is ready to take the next step in their careers. We continue to focus on upskilling our skilled trade roles to adapt to evolving technologies and digital advancements.

Total Rewards Program

We support the well-being of our employees through a comprehensive total rewards program. We provide competitive compensation to our workforce and a benefit program that is designed to support emotional and physical health as well as financial wellness and wellbeing.

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

Transmission Rate Proceedings and ROE—From time to time, various matters are pending before FERC relating to, among other things, transmission planning and transmission rates and returns, including incentives. Depending on their outcome, any of these matters could materially impact our results of operations and financial condition.

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

On the interconnection front, in July 2023, FERC issued a Final Rule, which parties have challenged on rehearing, that will require RTOs to implement rules to speed up the processing of interconnection queue requests. This rule may also result in penalties being imposed on generators, RTOs and transmission owners that fail to meet certain process deadlines. In December 2024, PJM submitted proposed revisions to the PJM Tariff to provide for a reliability based expansion of the interconnection queue window so that a limited number of additional generating resources (50 projects) needed to address PJM’s reliability challenges can be added to this interconnection cycle. FERC accepted this proposal in February 2025, which will allow PJM to accelerate the interconnection of new, "shovel-ready" generation capacity resources and may facilitate PSEG's plan to implement power uprates for both Salem Unit 1 and Unit 2.

In May 2024, FERC issued a Final Rule on transmission planning and cost allocation. As a result of this rule, RTOs like PJM will be required to engage in 20-year transmission planning, applying certain scenarios to the planning process. FERC also reinstated the Right of First Refusal for a discrete category of transmission projects. On rehearing, FERC expanded the states' role in the process for determining how transmission costs will be allocated to various sets of customers. PJM is currently in the process of developing a plan to implement the rule.

In December 2024, a coalition of industrial customers and state ratepayer advocates filed a complaint at FERC against various named public utilities and RTOs/ISOs, including PJM. The complaint alleges that local planning has produced inefficient planning and projects that are not cost-effective, and therefore requests that FERC require the application of regional planning requirements, including relevant competitive solicitation processes, to all transmission facilities over 100kV. The complaint also requests that FERC require RTOs/ISOs to appoint an “Independent System Planner” to oversee transmission planning. While PSEG is not a named party in the complaint, our local planning authority and rights may be impacted by the resolution of this proceeding. We cannot predict the outcome of this proceeding.

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

In October 2024, FERC issued a Final Rule that eliminates compensation for reactive power in circumstances when the generator is operating within the normal power factor range specified in its interconnection agreement. PSEG Power currently receives reactive power compensation, and we have sought rehearing of this Final Rule. In January 2025, PJM made a compliance filing at FERC seeking approval to delay implementation of the rule, and the resulting prospective loss of reactive power compensation for generators like PSEG Power within the PJM footprint, until June 1, 2026. The loss of reactive power compensation is not expected to have a material impact on PSEG's results of operations.

In addition, there are several ongoing proceedings at FERC that may impact future co-located customer arrangements, such as data centers, involving the supply of power from nuclear units, including whether certain data center customers, depending on their configuration, will pay transmission service charges. FERC is also broadly examining issues concerning whether and to what extent there are potential reliability, cost and customer impacts raised by the location of large customers at generating facilities. In February 2025, FERC issued a show cause order directing PJM and PJM transmission owners to explain within 30 days why the PJM tariff is just and reasonable or, alternatively, what revisions might be necessary, to address perceived gaps in the PJM tariff with respect to co-located load arrangements. We cannot predict the outcome of these proceedings.

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

Over the past several months, there have been significant activities related to PJM’s capacity market. PJM has delayed capacity auctions for the next three delivery years (2027/28, 2028/29 and 2029/30). Three complaints were filed against PJM alleging that PJM’s capacity market rules have resulted in unjust and unreasonable capacity prices, and seeking to produce short-term increases in supply in the market and a short-term decrease in clearing prices. PJM has also made filings to change its rules to address concerns raised in the complaints, including tariff revisions filed in February 2025 with FERC proposing a collar of $175 per MW-day floor and $325 per MW-day ceiling on capacity prices for the next two delivery years. These ongoing proceedings, as well as potential future proceedings, may affect the future design of the capacity market. We cannot predict the outcome of these proceedings or their impact on our business, results of operations and cash flows.

Compliance

Reliability Standards—PSEG is required to comply with the North American Electric Reliability Corporation (NERC) Reliability Standards, promulgated by NERC and approved by FERC, which are designed to ensure the security and reliability of the United States electric transmission and generation system (the “electric grid”). As a result, PSEG is subject to requirements governing the planning and operation of the electric grid, and requirements governing the physical and cyber security of PSEG assets that are used to protect and operate the electric grid. Due to the increasing sophistication of physical and cyber security threats to the security and reliability of the electric grid, it is anticipated that FERC and NERC will continue to promulgate new Reliability Standards, and modify existing Reliability Standards, to meet these challenges.

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

(A)
Depreciation Expense and the Asset Retirement Obligation assume these units will operate through 2053 and 2054, respectively, given our expectation that previously approved operating license expiration dates will be restored by the NRC. See Item 8. Note 11. Asset Retirement Obligations (AROs) for additional information.

In 2024, PSEG submitted a letter to the NRC regarding a potential timeline to seek a second license renewal for our Salem and Hope Creek units. This second license renewal would extend the operating licenses through 2056 and 2060 for Salem Units 1 and 2, respectively, and 2066 for Hope Creek.

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

New Jersey Energy Master Plan (EMP) and Future of Gas Stakeholder Proceeding—In January 2020, the State of New Jersey released its EMP. While the EMP does not have the force of law and does not impose any obligations on utilities, it outlines current expectations regarding New Jersey’s role in the use, management, and development of energy. The EMP recognizes the goals of New Jersey’s Clean Energy Act of 2018 (the Clean Energy Act) to achieve, by 2026, annual reductions of electric and gas consumption of at least 2% and 0.75%, respectively, of the average of the prior three years of retail sales. The annual reductions were subsequently adjusted to 2.15% for electric and 1.10% for gas by 2027 in the BPU’s EE framework approved in June 2020. The EMP outlines several strategies, including statewide EE programs; expansion of renewable generation (solar and offshore wind), energy storage and other carbon-free technologies; preservation of existing nuclear generation; electrification of the transportation sector; and reduced reliance on natural gas. The BPU began proceedings to update the State’s EMP via public input hearings in May and June 2024.

In February 2023, the governor of New Jersey issued three Executive Orders (EOs), one of which directed the BPU to convene a stakeholder process on the future of gas to develop a plan to meet the State’s current EMP goal to reduce emissions by 50% versus 2006 levels by 2030. In March 2023, the BPU opened a stakeholder proceeding to implement such EO that commenced in August 2023 with a two-day technical conference. We cannot predict the impact on our business or results of operations from these stakeholder proceedings, or any laws, rules, or regulations promulgated as a result thereof.

Stakeholder Proceeding on Gas Competition, BGSS—In February 2023, the BPU announced that it would open a new docket to conduct a stakeholder proceeding regarding gas supply issues previously raised by competitive gas suppliers, including third-party suppliers’ participation in New Jersey gas distribution companies’ annual BGSS filings, and other aspects of the existing BGSS construct. There has been no public activity in this matter since May 2023.

Gas Capacity Review—In September 2019, the BPU formally opened a stakeholder proceeding to explore gas capacity procurement service to all New Jersey natural gas customers and in June 2022 accepted a consultant’s finding that, through 2030, New Jersey’s firm gas capacity can meet firm demand under normal design day conditions. The BPU noted that its consultant’s analysis supported the argument against the need for additional interstate pipeline capacity and also supports the BPU’s aggressive policy approach to reduce New Jersey’s overall reliance on fossil fuels and achieve the New Jersey governor’s goal of 100% clean energy by 2050.

Regional Energy Access (REA) Expansion Project — In September 2024, the United States Circuit Court for the District of Columbia Circuit vacated FERC approval of the REA Expansion Project, which involves a natural gas pipeline running through New Jersey and several other states, and in which PSEG Energy Resources & Trade, LLC, the provider of gas supplies to satisfy PSE&G’s BGSS customers, is a customer. The court found that FERC failed to properly consider the environmental consequences of the project, and the alleged lack of market demand for additional natural gas capacity in New Jersey. In January 2025, FERC responded to the Circuit Court’s concerns and reinstated its approval of the project. PSEG is continuing to monitor this proceeding.

Energy Efficiency, Triennial Review—In May 2024, the BPU approved an approximate $300 million extension of our CEF-EE program covering a commitment period from July 2024 through December 2024. In October 2024, the BPU approved our CEF-EE II filing authorizing a total spend of approximately $2.9 billion for energy efficiency projects committed between January 1, 2025 through June 30, 2027, and completed over an expected six-year period. The Order approved a program investment budget of approximately $1.9 billion, net of administrative expenses, and approximately $1 billion to continue our customer on-bill repayment program. This EE filing is a significant increase from our prior filings, driven by an increase in the savings targets required under the BPU Energy Efficiency Framework and higher costs to achieve those targeted savings. The filing also includes demand response programs and building decarbonization programs.

BGS Process—In June 2024, New Jersey’s EDCs, including PSE&G, filed their annual joint proposal for the conduct of the February 2025 BGS auction covering energy years 2026 through 2028. PSE&G’s company-specific addendum to the joint filing includes a proposal for an optional, two-year pilot program for time-of-use rates for residential customers.

EV Activity—Consistent with the policy set forth in New Jersey’s EMP, the BPU has supported electrification of the transportation sector. EDCs in New Jersey, including PSE&G, are making investments, approved by the BPU for recovery in rates, initially focused on light duty vehicles, such as preparatory work to deliver infrastructure to the EV charging point. In October 2024, the BPU released an Order that provided program guidance and minimum filing requirements for electric utility operated medium- and heavy-duty charging incentive programs. The Order caps PSE&G’s program investment at $30 million and requires electric utilities to submit program filings by February 27, 2025.

Grid Modernization—In June 2022, following a stakeholder proceeding, the BPU Staff issued a report containing findings and recommendations to update the BPU’s interconnection regulations and processes. In furtherance of the recommendations, in June 2024 the BPU amended its interconnection rules to speed up the interconnection of renewable resources to the distribution grid. Separately, in July 2024, BPU Staff convened a working group to develop recommendations for integrated distribution planning for distributed energy resources. We cannot predict the impact on our business or results of operations from this Grid Modernization plan or any laws, rules or regulations promulgated as a result thereof, particularly as they may relate to PSE&G’s electric distribution assets.

Cybersecurity Regulation

Federal—NERC Critical Infrastructure Protection standards establish cybersecurity and physical security protections for critical systems and facilities. These standards are also designed to promote coordination, threat sharing and interaction between utilities and various government agencies regarding potential cyber and physical threats against the nation’s electric grid. The Critical Infrastructure Protection standards are designed to protect Bulk Electric System (BES) Cyber Systems that would impact the reliable operation of the BES. PSE&G is obligated to comply with the NERC Critical Infrastructure Protection standards.

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

Wildlife and Habitat Protection

Federal and state environmental laws and regulations govern activities that may harm certain wildlife or habitats. These laws and regulations impose permit requirements, prohibit certain activities, and impose penalties for violations.

In December 2024, the U.S. Fish and Wildlife Service proposed to designate the monarch butterfly as a “threatened” species under the federal Endangered Species Act. PSEG is unable to determine the impact of this development.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (PSEG)

Name	Age as of December 31, 2024	Office	Effective Date First Elected to Present Position

Ralph A. LaRossa	61	Chair of the Board (COB), President and Chief Executive Officer (CEO) - PSEG	January 2023 to present
		President and CEO -PSEG	September 2022 to present
		Chief Operating Officer (COO) - PSEG	January 2020 to August 2022
		COB and CEO - PSE&G	September 2022 to present
		COB, President and CEO - PSEG Power	May 2023 to present
		COB and CEO - PSEG Power	September 2022 to May 2023
		COB and CEO - Energy Holdings	September 2022 to present
		COB, CEO and President - Services	September 2022 to present
		President and COO - PSEG Power	October 2017 to August 2022
		President and COO - PSE&G	October 2006 to October 2017
		COB - PSEG Long Island LLC	December 2020 to August 2022

Daniel J. Cregg	61	Executive Vice President (EVP) and Chief Financial Officer (CFO) - PSEG	October 2015 to present
		EVP and CFO - PSE&G	October 2015 to present
		EVP and CFO - PSEG Power	October 2015 to present

Kim C. Hanemann	61	President and COO - PSE&G	June 2021 to present
		Senior Vice President (SVP) and COO - PSE&G	January 2020 to June 2021
		SVP - Electric Transmission and Distribution - PSE&G	September 2018 to January 2020

Tamara L. Linde	60	EVP and Chief Legal Officer - PSEG	September 2024 to present
		EVP and General Counsel - PSEG	July 2014 to September 2024
		EVP and General Counsel - PSE&G	July 2014 to September 2024
		EVP and General Counsel - PSEG Power	July 2014 to September 2024

Charles V. McFeaters	65	President and Chief Nuclear Officer - PSEG Nuclear LLC	May 2023 to present
		SVP - Nuclear Operations - PSEG Nuclear LLC	November 2020 to May 2023
		Vice President (VP) - Salem Generating Station - PSEG Nuclear LLC	October 2016 to November 2020

Grace Park	49	EVP and General Counsel - PSEG	September 2024 to present
		EVP and General Counsel - PSE&G	September 2024 to present
		EVP and General Counsel - PSEG Power	September 2024 to present
		VP - Deputy General Counsel and Chief Litigation Counsel - Services	July 2020 to September 2024

Sheila J. Rostiac	54	SVP - Human Resources, Chief Human Resources and Chief Diversity Officer - Services	January 2020 to present
		SVP - Human Resources and Chief Human Resources Officer - Services	September 2019 to January 2020

Richard T. Thigpen	64	SVP - Corporate Citizenship - Services	July 2018 to present

Rose M. Chernick	61	VP and Controller - PSEG	March 2019 to present
		VP and Controller - PSE&G	March 2019 to present
		VP and Controller - PSEG Power	March 2019 to present

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

Our business plan calls for extensive investment in capital improvements and additions, including the construction of T&D facilities, modernizing and expanding existing infrastructure pursuant to investment programs that provide for current recovery in rates, addressing needs of new customers and increasing demand on the system, and our CEF programs, particularly our energy efficiency program which provides incentives for customers to install high-efficiency equipment at their premises and transmission capital investments outside of our utility service territory, as well as uprates and other potential investments at our nuclear facilities. Currently, we have several significant capital investments underway or being contemplated.

The successful construction and development of these projects will depend, in part, on our ability to:

•
obtain necessary governmental and regulatory approvals;
•
obtain environmental permits and approvals;
•
obtain governmental and community support for such projects to avoid delays in the receipt of permits and approvals from regulatory authorities;
•
obtain customer support for investments made at their premises;
•
obtain property/land rights in property-constrained areas and for greenfield locations, and at a reasonable cost;
•
complete such projects within budgets and on commercially reasonable terms and conditions;
•
complete supporting information technology (IT), cybersecurity and physical security upgrades;
•
obtain any necessary debt financing on acceptable terms and/or necessary governmental financial incentives;
•
ensure that contracting parties, including suppliers, perform under their contracts in a timely and cost-effective manner; and
•
timely recovery of these investments through rates.

Failure to obtain regulatory or other approvals, delays, cost escalations or otherwise unsuccessful construction and development could materially affect our financial position, results of operations and cash flows.

Macroeconomic considerations, including inflationary levels, gas and electric supply prices that are passed through to customers and other pressures could factor into our regulators’ assessment in approving the size, duration and timing of cost recovery of certain of these programs. Further, certain negative public and political views by certain stakeholders on natural gas and other types of energy infrastructure could result in diminishing support for those investments.

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

Climate change may increasingly drive change to existing or additional legislation and regulation that may impact our business and shape our customers’ energy preference and sustainability goals. While the CIP protects PSE&G’s margin variances against changes in customer usage of gas and electricity, customer demand for natural gas could decrease as a result of changing customer preferences favoring electrification and advanced technologies that offer energy efficient options. Electric demand could also be impacted by electrification, including greater adoption of EVs, installation of distributed energy resources, such as behind the meter solar, installation of more energy efficient equipment, flexible load and/or energy storage, and other advances in technology. Further, climate change may adversely impact the economy and reduced economic and consumer activity in our service areas could lower demand for electricity and gas we deliver. Any one or all of these factors could impact the need to invest in our electric and gas T&D systems and, therefore, our company growth rate.

Severe weather or acts of nature, including hurricanes, winter storms, earthquakes, floods, wildfires and other natural disasters can stress systems, disrupt operation of our facilities and cause service outages, and property damage that require incurring additional expenses. In addition, the effects of climate change will have increased the physical risks to our facilities and operations resulting from such climate hazards as more severe weather events (extreme wind, rainfall and flooding), such as experienced from Superstorm Sandy and Tropical Storms Isaias and Ida, sea level rise, and extreme heat and drought.

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

Climate change-related political action and state and federal policy goals, including but not limited to those related to energy efficient targets, solar targets, energy storage targets, encouragement of electrification through EV adoption, policies to restrict the use of natural gas in new or existing homes and businesses, or encourage electrification of end use equipment currently fueled by natural gas, and the associated legislative and regulatory responses, may create financial risk as our operations may be subject to additional regulation at either the state or federal level in the future. Increased regulation of GHG emissions could impose significant additional costs on our electric and natural gas operations, our suppliers and ultimately, our customers. Developing and implementing plans for compliance with GHG emissions reduction, clean/renewable energy requirements, or for achieving voluntary climate commitments can lead to additional capital and Operation and Maintenance (O&M) expenditures and could significantly affect the economic position of existing operations and proposed projects. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with increasingly rigorous regulatory mandates, it could have a material adverse effect on our results of operations, financial condition or cash flows. On the other hand, in the event that the political, policy, regulatory or legislative support for clean energy projects declines, the benefits or feasibility of certain investments we could potentially make may be reduced.

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

Further, our business is subject to policy, regulatory, technology and economic uncertainties and contingencies, including regulatory approvals required for our various investments, many of which are beyond our control and may affect planned investments and our ability to meet our targets of net zero GHG emissions by 2030 for Scopes 1 and 2 emissions, or other GHG emissions reduction or climate-related goals that we may set from time to time, in a cost-effective manner or at all.

We may be adversely affected by asset and equipment failures, accidents, critical operating technology or business system failures, natural disasters, severe weather events, acts of war or terrorism or other acts of violence, sabotage, physical attacks or security breaches, cyberattacks, or other incidents, including pandemics, that impact our ability to provide safe and reliable service to our customers and remain competitive and could result in substantial financial losses.

The success of our businesses is dependent on our ability to continue providing safe and reliable service to our customers while minimizing service disruptions. We are exposed to the risk of asset and equipment failures, gas explosions, accidents, natural disasters, severe weather events, acts of war or terrorism or other acts of violence, including active shooter situations, sabotage, physical attacks or security breaches, cyberattacks or other incidents, which could result in damage to or destruction of our substations or other facilities or infrastructure, or damage to persons or property and to electric and gas supply interruptions. Further, a major failure of availability or performance of a critical operating technology or business system, and inadequate preparation or execution of business continuity or disaster recovery plans for the loss of one or several critical systems, could result in extended disruption to operations or business processes, damage to systems and/or loss of data. We have historically benefited from access to mutual aid, a voluntary and reciprocal arrangement with other utilities that provides access to a trained and flexible labor force which has helped to reduce outage restoration times during extreme weather events. There is no guarantee that we will have continued access to mutual aid as the frequency of severe weather events rises.

We are also exposed to the risk of pandemics, which could result in service disruptions and delays or otherwise impair our ability to timely provide service to our customers, complete our investment projects or obtain timely recovery of our costs.

These events could result in increased political, economic, financial and insurance market instability, a lack of available insurance or the availability of insurance on commercially reasonable terms, and volatility in power and fuel markets, which could materially adversely affect our business and results of operations, including our ability to access capital on terms and conditions acceptable to us.

Any of the issues described above, if experienced at our facilities or otherwise in our business, or by others in our industry, could adversely impact our revenues; increase costs to repair and maintain our systems; subject us to potential litigation and/or damage claims, fines or penalties; and increase the level of oversight of our utility and generation operations and infrastructure through investigations or through the imposition of additional regulatory or legislative requirements. Such actions could adversely affect our costs, competitiveness, future investments and customer rates, which could be material to our financial position, results of operations and cash flow. For our T&D business, the cost of storm restoration efforts may not be fully recoverable through the regulatory process. In addition, the inability to restore power to our customers on a timely basis could result in negative publicity and materially damage our reputation.

Any inability to recover the carrying amount of our long-lived assets could result in future impairment charges which could have a material adverse impact on our financial condition and results of operations.

Long-lived assets represent approximately 73% and 80% of the total assets of PSEG and PSE&G, respectively, as of December 31, 2024. Management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, including a disallowance of certain costs, a potential sale or disposition of an asset significantly before the end of its useful life, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices, could potentially indicate an asset’s or group of assets’ carrying amount may not be recoverable. Significant reductions in our expected revenues or cash flows for an extended period of time resulting from such events could result in future asset impairment charges, which could have a material adverse impact on our financial condition and results of operations.

Disruptions or cost increases in our supply chain, including labor shortages, could materially impact our business.

The supply chain of goods and services could be impacted by several factors, including sanctions, tariffs, manufacturing labor shortages, domestic and international shipping constraints, increases in demand, and shortages of raw materials and specialty components. This could cause price increases in some areas and delivery delays of certain goods, which could increase our costs and impact our operations.

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

Funding for our investments in capital improvement and additions, scheduled payments of principal and interest on our existing indebtedness and the extension and refinancing of such indebtedness has been provided primarily by internally-generated cash flow and external debt financings. We have significant capital requirements and depend on our ability to generate cash in the future from our operations and continued access to capital and bank markets to efficiently fund our cash flow needs. Our ability to generate cash flow is dependent upon, among other things, industry conditions and general economic, financial, competitive, legislative, regulatory and other factors. The ability to arrange financing and to refinance existing debt and the costs of such financing or refinancing depend on numerous factors including, among other things:

•
general economic and capital market conditions, including but not limited to, prevailing interest rates;
•
the availability of credit from banks and other financial institutions;
•
tax, regulatory and securities law developments;
•
for PSE&G, our ability to obtain necessary regulatory approvals for the incurrence of additional indebtedness;
•
investor confidence in us, our regulatory environment and our industry;
•
our current level of indebtedness and compliance with covenants in our debt agreements;
•
the success of current projects and the quality of new projects;
•
the predictability of our cash flows;
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

Cybersecurity attacks, data breaches, or intrusions or other disruptions to our IT, operational or other systems could adversely impact our businesses.

Cybersecurity threats to the energy market infrastructure are increasing in sophistication, magnitude and frequency, particularly with the regularity of virtual operations. Because of the inherent vulnerability of infrastructure and technology and operational systems to disability or failure due to hacking, viruses, malicious or destructive code, phishing and other social engineering attacks, denial of service attacks, ransomware, acts of war or terrorism, or other cybersecurity incidents, we face increased risk of cyberattack. We rely on information and operational technology systems and network infrastructure to operate our generation and T&D systems. We also store sensitive data, intellectual property and proprietary or personally identifiable information regarding our business, infrastructure, employees, shareholders, customers and vendors on our IT systems and conduct power marketing and hedging activities. In addition, the operation of our business is dependent upon the IT systems of Nth parties (i.e., our third parties and other business relationships, including fourth parties, etc.), including our vendors, regulators, RTOs and ISOs, among others. Our and Nth-party operational and IT systems and products may be vulnerable to cybersecurity attacks involving fraud, malice or oversight on the part of our employees, other insiders or Nth parties, whether domestic or foreign sources. Further, new types of cyberattacks, whether directed at our own infrastructure and technology and operational systems or that of third parties, may be generated or enhanced through the use of Artificial Intelligence (AI) and/or cloud-based infrastructure. A successful cybersecurity attack may result in unauthorized use of our systems to cause disruptions at an Nth party. Cybersecurity risks to our operations include:

•
disruption of the operation of our assets, the fuel supply chain, the power grid and gas T&D,
•
theft of confidential company, employee, shareholder, vendor or customer information, and critical energy infrastructure information, which may cause us to be in breach of certain covenants and contractual, legal or regulatory obligations and pose risk to our system and our customers,
•
general business system and process interruption or compromise, including preventing us from servicing our customers, working remotely, collecting revenues or the ability to record, process and/or report financial information correctly, and
•
breaches of vendors’ infrastructures where our confidential information is stored.

We and our Nth-party vendors have been and will continue to be subject to cybersecurity attacks, including but not limited to ransomware, denial of service, business email compromises, and malware attacks. To date, there has been no material impact or reasonably likely material impact on our business strategy, results of operations or financial condition from these attacks or other cybersecurity incidents, including as a result of prior cybersecurity incidents. However, we may be unable to prevent all such attacks in the future from having such a material impact as such attacks continue to increase in sophistication and frequency. If a significant cybersecurity event or breach occurs within our company or with one of our material vendors, we could be exposed to significant loss of revenue, material repair costs to intellectual and physical property, significant fines and penalties if determined that we were in non-compliance with existing laws and regulations, significant litigation costs, increased costs to finance our businesses, negative publicity, damage to our reputation and loss of confidence from our customers, regulators, investors, vendors and employees. The misappropriation, corruption or loss of personally identifiable information and other confidential data from us or one of our vendors could lead to significant breach notification expenses, mitigation expenses such as credit monitoring, and legal and regulatory fines and penalties. Moreover, new or updated security laws or regulations, including laws and regulations that respond to evolving application of AI, or unforeseen threat sources could require changes in current measures taken by us and our business operations, which could result in increased costs and adversely affect our financial statements. Similarly, a significant cybersecurity event or breach experienced by a competitor, regulatory authority, RTO, ISO, or vendor could also materially impact our business and results of operations via enhanced legal and regulatory requirements. The amount and scope of insurance we maintain against losses that result from cybersecurity incidents may not be sufficient to cover losses or adequately compensate for resulting business disruptions. To address the risks to our information and operational technology systems, we maintain a cybersecurity program that includes policies and controls, cybersecurity insurance, cybersecurity governance and compliance, awareness training, table-top exercises, logging and monitoring, and testing. These preventative actions minimize the likelihood and potential impact of cybersecurity breaches. For a discussion of state and federal cybersecurity regulatory requirements and information regarding our cybersecurity program, see Item 1C. Cybersecurity. Further, we are subject to changing data protection laws in the U.S. and abroad. Legal requirements and regulatory scrutiny for the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve and expand, which may present material obligations and risks to our business, including expanded compliance burdens, restrictions on transfer of personal data, costs, and enforcement risks.

An increasing demand for power and load growth, potentially compounded by a shift away from natural gas toward increased electrification could cause reliability issues and higher costs for customers, which could lead to potential pressure on fair and timely recovery of our investments and proposed programs.

Substantial investments in generation, transmission and distribution will be required to meet current projections of increasing customer demand. Higher projected demand is driven by a number of factors, including data centers, reshoring manufacturing, port electrification, EV adoption, other electrification and a shift away from natural gas. Sustained distribution grid modernization will also be required to accommodate increased EE, EV infrastructure, increased penetration of distributed energy resources on the electric system, such as on-site solar generation and also potential deployment of energy storage, fuel cells, and DR technologies. Higher electric demand could significantly increase the prices of energy and capacity, as well as raise resource adequacy and reliability concerns within PJM, particularly if that increased demand outpaces the addition of firm generation capacity and in transmission constrained zones. This resource adequacy challenge presents reliability concerns, as well as potential for increasing energy and capacity prices that could place pressure on customer bills, could attract political and regulatory scrutiny and increase regulatory uncertainty for utility investment initiatives and programs.

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

Inflation, including increases in the costs of equipment and materials, fuel, services and labor could adversely affect our operating results.

Higher costs from suppliers of equipment and materials, fuel and services and labor and health care costs to attract and retain our workforce, as well as policy matters such as tax rates, tariffs and other policies impacting costs, could lead to increased costs, which could reduce our earnings. Also, seeking recovery of higher costs in future distribution base rate cases could pressure customer rates, resulting in a potentially adverse outcome of such proceedings, or in other proceedings, including the proposal of certain investment programs or other proceedings that impact customer rates.

Covenants in our debt instruments and credit agreements may adversely affect our business.

PSEG’s and PSE&G’s debt instruments contain events of default customary for financings of their type, including cross accelerations to other debt of that entity. PSEG’s, PSE&G’s and PSEG Power’s bank credit agreements contain events of default customary for financings of their type, including cross defaults and accelerations and, in the case of PSEG’s and PSEG Power’s bank credit agreements, certain change of control events. PSEG’s, PSE&G’s and PSEG Power’s bank credit agreements, contain certain limitations on the incurrence of liens and PSEG Power’s bank credit agreements also contain limitations on the incurrence of certain subsidiary debt. PSEG Power's term loan agreements contain a change-of-control clause, which includes under certain circumstances, PSEG Power ceasing to be a wholly owned subsidiary of PSEG. Our ability to comply with these and future covenants may be affected by events beyond our control. If we fail to comply with the covenants and are unable to obtain a waiver or amendment, or a default exists and is continuing under such debt, the lenders or the holders or trustee of such debt, as applicable, could give notice and declare outstanding borrowings and other obligations under such debt immediately due and payable. We may not be able to obtain waivers, amendments or alternative financing, or if obtainable, it could be on terms that are not acceptable to us. Any of these events could adversely impact our financial condition, results of operations and cash flows.

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

If we are unable to enter into or extend certain significant contracts, this may negatively affect our financial condition and operating results

We are party to, and are also exploring opportunities to enter into, several contracts from which we currently or may in the future derive significant revenues.

PSEG Power sells wholesale natural gas, primarily through a full-requirements BGSS contract with PSE&G to meet the needs of PSE&G’s default gas supply service customers. In 2022, the BPU approved an extension of the long-term BGSS contract to March 31, 2027, and thereafter the contract remains in effect unless terminated by either party with a two-year notice. PSEG LI has an OSA with LIPA to operate LIPA’s electric T&D system in Long Island. The OSA continues through 2025 and LIPA is currently conducting a process for provision of these services after 2025. It is uncertain whether these contracts will be extended or renewed, which may negatively affect our financial condition and operating results.

In addition, we are exploring opportunities for the potential sale of power from our nuclear facilities pursuant to long-term agreements with large power users, such as data centers. It is uncertain whether we will be successful in entering into any of such contracts, including without limitation in connection with various ongoing regulatory proceedings.

Artificial Intelligence is an emerging area of technology that has the potential to impact various aspects of our business operations and customer interactions.

AI, including Generative AI and Post-Quantum Cryptography, has the potential to change the way we operate by creating efficiencies and improving processes and customer experiences. The development, adoption, and use for generative AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by PSEG or Nth-party vendors could result in unintended consequences. We contract third-party vendors that use AI in products and/or services they provide and we may not have full control or visibility over the quality, performance, security or compliance of the products and services that incorporate AI-related technology. AI algorithms that we or our Nth-party vendors use may be flawed or may be based on data sets that are biased or insufficient. These limitations or failures could result in reputational damage, unauthorized disclosure of data, and legal liabilities. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. In addition, the evolving nature of AI may cause new laws and regulations to be enacted which may require significant resources to modify and maintain business practices to comply with the new laws and regulations, the nature of which cannot be determined at this time. Further, inaccurate results generated as a result of our employees’, contractors’ or vendors’ use of generative AI technologies could lead to operational interruptions or reputational harm.

RISKS RELATED TO OUR GENERATION BUSINESS

Fluctuations in the wholesale power and natural gas markets could negatively affect our financial condition, results of operations and cash flows.

In the competitive markets where we operate, participants are not guaranteed any specific rate of return on their capital investments and natural gas prices have a major impact on the price that generators receive for their output. The natural gas market and energy markets have been, and may continue to be, volatile due to higher domestic demand, increased natural gas exports and impacts from the global liquefied natural gas market, weather and other factors. Lower natural gas prices often result in lower electricity prices, which could reduce our margins where our nuclear generation costs may not have declined similarly.

Changes in prevailing market prices below the PTC threshold could have a material adverse effect on our financial condition and results of operations. Factors that may cause market price fluctuations include:

•
changes in demand on the system, which could be impacted by new large customers, including data centers, electrification and other factors;
•
increases and decreases in generation capacity, including the addition of new supplies of power as a result of the development of new power plants, expansion of existing power plants, continuing retirement of existing generation units, inability of new generating units to be placed online, the retention of power plants that were expected to be retired or recently retired units being returned to service, the extent to which those generating units are firm or intermittent, or additional transmission capacity;
•
severe weather conditions;
•
power supply disruptions, including power plant outages and transmission disruptions;
•
climate change, and weather conditions, particularly unusually mild summers or warm winters in our market areas;
•
seasonal fluctuations;
•
economic and political conditions that could negatively impact the demand for power or PTCs on our nuclear generation units;
•
changes in the supply of, and demand for, energy commodities;
•
development of new fuels or new technologies for the production or storage of power;
•
incurring penalties due to generation performance failure when called on by PJM during emergency situations;
•
federal and state regulations and actions of PJM and changing PJM market rules, including capacity market auction delays and/or rule changes that could materially impact prices; and
•
federal and state power, market and environmental regulation and legislation, including financial incentives for new renewable energy generation capacity that could lead to oversupply and price suppression.

Our generation business currently involves the establishment of forward sale positions in the wholesale energy markets on long-term and short-term bases. If the realized value of our generation falls outside of the PTC thresholds, to the extent that we have contracted obligations in excess of energy we have produced, an increase in market prices could reduce profitability. If the strategy we utilize to hedge our exposure to these various risks or if our internal policies and procedures designed to monitor the exposure to these various risks are not effective, we could incur material losses. Our market positions can also be adversely affected by the level of volatility in the energy markets that, in turn, depends on various factors, including weather in various geographical areas, short-term supply and demand imbalances, and pricing differentials at various geographic locations. These risks cannot be predicted with certainty.

In addition, the volatility and potential for higher natural gas or energy prices may have a material impact on collateral requirements related to the forward value of our open futures contracts. Higher collateral requirements reduce available short-term liquidity and increase working capital costs and may affect our ability to hedge generation output and fuel.

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

We are exposed to increases in the price of nuclear fuel, and significant changes in the price of nuclear fuel could affect our cash flow, future results and impact our liquidity needs. In addition, we face risks with regard to the delivery to, and the use of nuclear fuel by, our power plants including the following:

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
•
domestic and foreign legislative or regulatory actions or requirements may impact the availability of and/or increase the cost of such fuels; and
•
the loss of critical infrastructure, acts of war or terrorist attacks (including cybersecurity breaches) or catastrophic events such as fires, earthquakes, explosions, floods, severe storms or other similar occurrences could impede the delivery of such fuels.

The nuclear units we operate have a diversified portfolio of contracts and inventory that provide a substantial portion of our fuel raw material needs over the next several years. However, each of the nuclear units we operate has contracted with a single fuel fabrication services provider, and transitioning to an alternative provider could take an extended period of time. This could have a material adverse impact on our business, the financial results of specific plants and on our results of operations.

Although our fuel contract portfolio provides a degree of hedging against these market risks, such hedging may not be effective and future increases in our fuel costs could materially and adversely affect our financial condition and results of operations.

The introduction or expansion of technologies related to energy generation, distribution and consumption and changes in customer usage patterns could adversely impact us.

Federal and state incentives for the development and operation of renewable sources of power have facilitated the penetration of competing technologies, such as wind, solar, and commercial-sized power storage. Additionally, the development of demand side management (DSM) and EE programs can impact demand requirements for electricity and natural gas markets. The development of competing on-site power generation could also result in a reduction in anticipated growth which could negatively impact our financial condition, results of operations and cash flows.

Advances in distributed generation technologies, such as fuel cells, micro turbines, micro grids, windmills and net-metered solar installations, coupled with subsidies, may reduce the cost of alternative methods of delivering electricity to customers to a level that is competitive with that of most central station electric production. Large customers, such as universities and hospitals, continue to explore potential micro grid installation. Certain states are also considering mandating the use of power storage resources to replace uneconomic or retiring generation facilities. Such developments could (i) affect the price of energy, (ii) reduce energy deliveries as customer-owned generation becomes more cost-effective, (iii) require further improvements to our distribution systems to address changing load demands, and (iv) make portions of our transmission and/or distribution facilities obsolete prior to the end of their useful lives. These technologies could also result in further declines in commodity prices or demand for delivered energy. Further, a material shift away from natural gas due to customer preference or regulatory developments and initiatives could reduce the number of gas customers.

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

We are subject to third-party credit risk relating to our sale of nuclear generation output.

We sell generation output through the execution of bilateral contracts. These contracts are subject to credit risk, which relates to the ability of our counterparties to meet their contractual obligations to us. Any failure of these counterparties to perform could have a material adverse impact on our results of operations, cash flows and financial position. In the spot markets, we are exposed to the risks of the default sharing mechanisms that exist in those markets, some of which attempt to spread the risk across all participants. Therefore, a default by a third party could increase our costs, which could negatively impact our results of operations and cash flows.

There may be periods when PSEG Power generation may not operate and/or may not be able to meet its commitments under forward sale obligations and PJM rules at a reasonable cost or at all.

A portion of PSEG Power’s nuclear generation output has been sold forward under fixed price financial power sales contracts. Forward financial sales offset physical sales in the PJM RTO spot market. Our forward sales of energy and capacity assume sustained, acceptable levels of operating performance. Operations at any of our plants could degrade to the point where the plant has to shut down or operate at less than full capacity. Some issues that could impact the operation of our facilities are:

•
breakdown or failure of equipment, IT, processes or management effectiveness;
•
disruptions in the transmission of electricity;
•
labor disputes or work stoppages;
•
fuel supply interruptions;
•
limitations which may be imposed by environmental or other regulatory requirements; and
•
operator error, acts of war or terrorist attacks (including physical or cybersecurity breaches) or catastrophic events such as fires, earthquakes, explosions, floods, severe weather or other similar occurrences.

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

In addition, changing market design rules, including capacity performance rules and timing of capacity market auctions, and/or failure to follow existing rules – by PJM or market participants – creates regulatory uncertainty and reliability risk.

REGULATORY, LEGISLATIVE AND LEGAL RISKS

PSE&G’s revenues, earnings and results of operations are dependent upon state laws and regulations that affect distribution and related activities.

PSE&G is subject to regulation by the BPU. Such regulation affects almost every aspect of its businesses, including its retail rates. Failure to comply with these regulations could have a material adverse impact on PSE&G’s ability to operate its business and could result in fines, penalties or sanctions. The retail rates for electric and gas distribution services are established in a distribution base rate proceeding and remain in effect until a new distribution base rate proceeding is filed and concluded. PSE&G's base rates were most recently approved in October 2024. In addition, our utility has received approval for several clause recovery mechanisms, some of which provide for recovery of costs and earn returns on authorized investments. These clause mechanisms require periodic financial reviews to update rates charged to customers which are independent of base rate proceedings and are subject to prudency reviews by the BPU. Inability to obtain fair or timely recovery of all our costs pursuant to the distribution base rate case and/or these clause recovery mechanisms, including a return of, or on, our investments in rates, could have a material adverse impact on our results of operations and cash flows. In addition, if legislative and regulatory structures were to evolve in such a way that PSE&G’s exclusive rights to serve its regulated customers were eroded, its future earnings could be negatively impacted.

PSE&G also is pursuing a number of opportunities to expand its products and services to customers. BPU approval is required for any new endeavor, and is not guaranteed. Rejection or delay of such filings could have an adverse impact on our future growth, or our standing stakeholders.

The BPU also conducts periodic combined management/competitive service audits of New Jersey utilities related to affiliate standard requirements, competitive services, cross-subsidization, cost allocation and other issues. A finding by the BPU of non-compliance with these requirements could potentially impact our business, results of operations and cash flows. For information regarding PSE&G’s most recent affiliate and management audit, see Item 8. Note 13. Commitments and Contingent Liabilities.

In addition, PSE&G procures the supply requirements of its default service BGSS gas customers through a full-requirements contract with PSEG Power. Government officials, legislators and advocacy groups are aware of the affiliation between PSE&G and PSEG Power. In periods of rising utility rates, those officials and advocacy groups may question or challenge costs and transactions incurred by PSE&G with PSEG Power, irrespective of any previous regulatory processes or approvals underlying those transactions. The occurrence of such challenges may subject PSEG Power to a level of scrutiny not faced by other unaffiliated competitors in those markets and could even adversely affect retail rates received by PSE&G.

PSE&G’s proposed investment projects or programs may not be fully approved by regulators and actual capital investment by PSE&G may be lower than planned, which would cause lower than anticipated rate base.

PSE&G is a regulated public utility that operates and invests in an electric T&D system and a gas distribution system as well as certain regulated clean energy investments, including solar and EE within New Jersey. PSE&G invests in capital projects to maintain and improve its existing T&D system and to address various public policy goals and meet customer expectations. Transmission projects are subject to the rules governing PJM's FERC-approved transmission expansion planning process as well as other FERC rules, while distribution and clean energy projects are subject to approval by the BPU. The costs of PSE&G’s transmission projects are subject to prudency challenge at FERC and PSE&G’s rates themselves may also be challenged at FERC. FERC has also proposed elimination of certain transmission rate incentives, including the incentive that PSE&G receives for being a transmission owner member of PJM and accepting the related risk of RTO membership.

We cannot be certain that any proposed project or program will be approved as requested or at all. If the projects or programs that PSE&G may file from time to time are only approved in part, or not at all, or if the approval fails to allow for the timely recovery of all of PSE&G’s costs, including a return of, or on, its investment, PSE&G will have a lower than anticipated rate base, thus causing its future earnings to be lower than anticipated. Further, the BPU could take positions to exclude or limit utility participation in certain areas, such as renewable generation, EE, EV infrastructure, or energy storage programs, renewable natural gas or hydrogen projects, which would limit our relationship with customers and narrow our future growth prospects. In addition, PSE&G’s Clean Energy Future – Energy Efficiency II Program provides nearly $1 billion of funding to continue the on-bill repayment program, which allows customers to repay their cost of equipment upgrades over time directly through their PSE&G bill. While the deployment of this capital in the form of on-bill repayment is subject to customers meeting acceptable credit standard and bad debt expense is a recoverable cost in this program, any such recovery is subject to prudency review and approval by the BPU.

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

Recovery of wholesale transmission rates—PSE&G’s wholesale transmission rates are regulated by FERC and our project costs are recovered through a FERC-approved formula rate. The revenue requirements are reset each year through this formula. Our formula rate and its components can be challenged at FERC in the future.

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

Transmission Planning—FERC Order 1000 generally opened transmission development to competition from independent developers, allowing such developers to compete with incumbent utilities for the construction and operation of transmission facilities in its service territory. While Order 1000 retains limited carve-outs for certain projects that will continue to default to incumbents for construction responsibility, increased competition for transmission projects could decrease the value of new investments that would be subject to recovery by PSE&G under its rate base, which could have a material adverse impact on our financial condition and results of operations. FERC has considered, and may in the future consider, whether to modify - either limit or expand - Order 1000’s competition rules. FERC is also examining whether additional oversight is needed to control transmission costs.

A significant input into PJM’s transmission planning process is its regional load forecast, which is adjusted on an annual basis. In January 2025, PJM adjusted its load forecast in the PSEG zone and across PJM to reflect increased expectations of large customer growth. Developing an accurate load forecast that reflects customer demand of the state – and other states in PJM – is critical to ensure that transmission is planned and built where it is needed to maintain reliability and that sufficient generation is procured in the capacity market.

NERC Compliance—NERC, at the direction of FERC, has implemented mandatory NERC Operations and Planning and Critical Infrastructure Protection standards to ensure the reliability of the North American Bulk Electric System, which includes electric transmission and generation systems, and to prevent major system blackouts. NERC Critical Infrastructure Protection standards establish cybersecurity and physical security protections for critical systems and facilities. We have been, and will continue to be, periodically audited by NERC for compliance with both Operations and Planning and Critical Infrastructure Protection standards and are subject to penalties for non-compliance with applicable NERC standards. Failure to comply with applicable NERC standards could result in penalties or increased costs to bring such facilities into compliance. Such penalties and costs could materially adversely impact our business, results of operations and cash flows. Adverse audit findings and/or penalties for non-compliance could also pose reputational risk to us.

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

As further described in Item 7. MD&A—Executive Overview of 2024 and Future Outlook, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants have been awarded ZECs by the BPU through May 2025.

In August 2022, the IRA was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established a PTC for electricity generation using nuclear energy which begins January 1, 2024 and continues through 2032. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts threshold are subject to annual inflation adjustments. The U.S. Treasury has not yet defined gross receipts. The ZEC payment will be adjusted by the BPU to offset environmental or fuel diversity payments that a selected nuclear plant may receive from another source. We continue to estimate the PTC while we await additional guidance from the U.S. Treasury. The U.S. Treasury may issue guidance related to the PTC and/or the Federal government could amend the IRA, either of which could have an adverse impact on our financial condition, results of operations and cash flows.

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

The energy industry continues to be regulated and the rules to which our businesses are subject are always at risk of being changed. Our business has been impacted by established rules that create locational capacity markets in PJM. Under these rules, generators located in constrained areas are paid more for their capacity so there is an incentive to locate in those areas where generation capacity is most needed. PJM’s capacity market design rules continue to evolve and change, including in response to projections of higher demand, efforts to integrate public policy initiatives into the wholesale markets, lack of sufficient generation capacity and extreme weather events. These changes have led to capacity market auction delays. For a discussion of recent changes in energy regulatory policies that may affect our business and results of operations, see Item 1. Business—Regulatory Issues—Federal Regulation.

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

Operational Risk—Operations and equipment reliability at any of our nuclear facilities, whether operated by us or our co-owner, could degrade to the point where an affected unit needs to be shut down or operated at less than full capacity. If this were to happen, identifying and correcting the causes could require significant time and expense and a significant outage could result in reduced earnings as we would have less electric output to sell and would be required to deliver on our forward sale commitments.

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

Decommissioning—NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available to decommission a nuclear facility at the end of its useful life. PSEG Nuclear has established an NDT Fund to satisfy these obligations. However, forecasting trust fund investment earnings and costs to decommission nuclear generating stations requires significant judgment, and actual results could differ significantly from current estimates. If we determine that it is necessary to retire one of our nuclear generating stations before the end of its useful life, there is a higher risk that it will no longer meet the NRC minimum funding requirements due to the earlier commencement of decommissioning activities and a shorter time period over which the NDT investments could appreciate in value. A shortfall could require PSEG to post parental guarantees or make additional cash contributions to ensure that the NDT Fund continues to satisfy the NRC minimum funding requirements. As a result, our financial position or cash flows could be significantly adversely affected.

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

We are subject to extensive federal, state and local environmental laws and regulations regarding air quality, water quality, site remediation, land use, waste disposal, climate change impact, natural resource damages and other matters. These laws and regulations affect how we conduct our operations and make capital expenditures. Over the past several years, there have been various changes to make existing environmental laws and regulations stricter and this trend may continue. Changes in these laws, or violations of laws, could result in significant increases in our compliance costs, capital expenditures to bring facilities into compliance, operating costs for remediation and clean-up actions, civil penalties or damages from actions brought by third parties for alleged health or property damages. Any such increase in our costs could have a material impact on our financial condition, results of operations and cash flows and could require further economic review to determine whether to continue operations or decommission an affected facility. We may also be unable to successfully recover certain of these cost increases through our existing regulatory rate structures, in the case of PSE&G, or our contracts with our customers, in the case of PSEG Power.

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

The enactment, amendment or repeal of federal or state tax legislation and/or the clarification of previously enacted tax laws, including U.S. Treasury guidance relating to the 15% CAMT, the nuclear PTC and other energy tax credit provisions, could have a material impact on our effective tax rate and cash tax position.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PSEG and PSE&G

None.

ITEM 1C. CYBERSECURITY

To reduce the likelihood and severity of cybersecurity incidents, we established a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of our technology systems and business operations more broadly. For a discussion of the risks associated with cybersecurity threats, see Item 1A. Risk Factors.

Risk Management and Strategy

Our processes for assessing, identifying, and managing material risks from cybersecurity threats include:

•
Ongoing Assessment—The Cybersecurity department, led by the VP, Chief Information Security Officer (CISO), and reporting to the SVP, Chief Information and Digital Officer (CIDO) is staffed with cyber professionals tasked with the day-to-day responsibility of assessing material risks from cybersecurity threats. In addition, the Cybersecurity Council, comprised of senior management, is kept apprised of the state of PSEG’s cybersecurity program, including any emerging risks, and provides guidance on the strategic directions of the program.
•
Engagement of Nth Parties—We engage Nth parties (third parties and other business relationships, including fourth parties, etc.), such as cybersecurity service providers, risk management firms, and external legal counsel, to assess material risks from cybersecurity threats and assess our internal incident response preparedness and cyber posture, support incident response, conduct tabletop exercises, and comply with applicable laws and regulations. We also carry cybersecurity insurance that provides certain protection against losses from a cybersecurity incident. Regulatory agencies, including but not limited to the NRC and Transportation Security Administration (TSA), as well as NERC, inspect applicable components of our cybersecurity program.
•
Nth-Party Service Provider Management—We maintain processes to oversee and identify risks from cybersecurity threats associated with our use of Nth-party service providers. This includes a risk-based vendor management program, which incorporates robust cybersecurity contractual provisions, vendor security assessments and, if appropriate, periodic audits.
•
Technical Safeguards—We manage controls to protect our network perimeter, internal IT and Operational Technology (OT) environments, such as internal and external firewalls, network intrusion detection and prevention, penetration testing, vulnerability assessments, threat intelligence, endpoint security and access controls.
•
Training and Awareness—We provide mandatory annual cybersecurity training for all personnel with network access, and additional education for personnel with access to industrial control systems and/or customer information systems; and conduct phishing exercises with progressive consequences for failures. Employees also receive periodic cybersecurity awareness messages and each year, in recognition of Cybersecurity Awareness Month, are invited to presentations throughout October from internal and external cyber experts covering diverse cyber topics. These efforts better enable all employees to identify potential cybersecurity risks and escalate them appropriately.
•
Incident Response Plans—We maintain and periodically update a cyber incident response plan that addresses the life cycle of a cybersecurity incident from a technical perspective (i.e., detection, response, and recovery), and a data breach response plan (with a focus on external communication/disclosure and legal compliance); and conduct regular tabletop exercises to test plan effectiveness (both internally and through external exercises).
•
Mobile Security—We maintain controls to prevent loss of data through mobile device channels.
•
Physical Security—We also maintain physical security measures to protect our OT systems, consistent with a defense in-depth and risk-tiered approach. Physical security measures may include access control systems, video surveillance, around-the-clock command center monitoring, and physical barriers (such as fencing, walls, and bollards). Additional features of PSEG’s physical security program include threat intelligence, insider threat mitigation, background checks, a threat level advisory system, a business interruption management model, and active coordination with federal, state, and local law enforcement officials. See Item 1. Business. Regulatory Issues—Federal Regulation for a discussion of Critical Infrastructure Protection standards that the NERC promulgated that mitigate risk associated with both cybersecurity and physical security of PSEG’s critical facilities.

These processes are integral to our overall risk management system/processes and inform the identification and assessment of risks and mitigations through our Enterprise Risk Management (ERM) program. The ERM team, led by the SVP, Audit, Enterprise, Risk and Compliance (AERC) considers cybersecurity risks alongside other PSEG risks, and facilitates discussion with PSEG subject matter experts to identify cybersecurity risks, evaluate their potential severity and likelihood, identify mitigations, including those identified above, and assess the impact of those mitigations on residual risk. In addition, PSEG maintains a Risk Management Committee (RMC), responsible for assessing exposure to and determining PSEG's overall risk management strategy, including with respect to cybersecurity. The RMC, supported by the ERM function, is chaired by the SVP, AERC and consists of members of senior management including the CIDO and six of the CEO’s other direct reports. In discharging its responsibilities related to cybersecurity threats, the RMC has received presentations from the CISO. To date, there has been no material impact or reasonably likely material impact on our business strategy, results of operations or financial condition from cybersecurity attacks or incidents, including as a result of prior cybersecurity incidents.

Governance

–
PSEG Board of Directors (Board) Oversight of Risks from Cybersecurity Threats:
•
PSEG Board—The PSEG Board has ultimate responsibility for the oversight of risk management at PSEG, overseeing PSEG’s risk management program and reviewing the most significant risks facing PSEG, including cybersecurity risks. The Governance, Nominating and Sustainability Committee of the PSEG Board reviews key enterprise risks, including cybersecurity risks, and recommends to the Board the mapping of each risk to an appropriate committee or the full Board, in accordance with the allocation of risk categories reflected in the charter of each committee. Through this process, cybersecurity risk is mapped primarily to the Board’s Industrial Operations Committee (IOC), and also the Audit Committee. In providing oversight of risks from cybersecurity threats, the Board is informed of cybersecurity incidents as appropriate, by way of updates from Senior Management, pursuant to PSEG’s Cybersecurity Event Escalation and Incident Response Practice, as administered by the CISO.
•
IOC—At the PSEG Board level, the IOC holds the primary responsibility, as enumerated in its charter, of overseeing PSEG’s cybersecurity program and assessing overall compliance through active, independent and critical oversight. The IOC is informed about cybersecurity risks by the CIDO and/or the CISO, during the IOC’s four regularly scheduled meetings per year, which each include cybersecurity as a standing agenda item. Cybersecurity updates to the IOC include discussions on OT and IT cyber risks, cybersecurity updates from the CISO and/or CIDO, and reviews of a corporate cybersecurity scorecard and other performance indicators. The CIDO and CISO regularly attend IOC meetings. In addition, the IOC meets with the CISO in executive session with no other members of management present. To ensure the full Board is kept informed about the cybersecurity risks discussed at the IOC meetings, the cybersecurity materials provided to the IOC are available for full viewing by all members of the Board, members of the Board who are not IOC members have a courtesy invitation to each IOC meeting, and the Chair of the IOC provides a summary of IOC meetings to the full Board, typically the day after the meeting takes place.
•
Audit Committee—The Audit Committee has the charter responsibility of overseeing cybersecurity risks related to financial reporting and internal controls. The Audit Committee receives a cybersecurity update twice a year from the CISO, either with the full Board or the IOC in attendance. Audit Committee members have a courtesy invitation to all IOC meetings, have full access to IOC meeting materials, and receive the summary of IOC meetings from the IOC Chair as noted above.
•
Governance, Nominating and Sustainability Committee and Audit Committee—These committees are briefed at least annually on enterprise-level risks and emerging risks, including those related to cybersecurity, and receive regular updates on PSEG RMC activities, including those related to cybersecurity.
•
Board of Directors, IOC, and Audit Committee—In providing oversight of risks from cybersecurity threats, the Board, IOC, and Audit Committee are informed of cybersecurity risks through frequent reports on such topics as personnel and resources to monitor and address cybersecurity threats, technological advances in cybersecurity protection, rapidly evolving cybersecurity threats that may affect us and our industry, cybersecurity incident response and applicable cybersecurity laws, regulations and standards, as well as collaboration mechanisms with intelligence and enforcement agencies and industry groups to assure timely threat awareness and response coordination. In addition, risks associated with cybersecurity incidents, or potential incidents, are escalated by senior management promptly to the Board outside of regularly scheduled meetings, if appropriate.

–
Management’s Role in Assessing and Managing Material Cybersecurity Risks:

The assessment and management of material risks from cyber threats is managed by the CIDO, CISO and Cybersecurity Council, as further described below.

•
CIDO—The CIDO has had the overall responsibility for PSEG’s cybersecurity since September 2022, including the assessment and management of material risks to PSEG from cybersecurity threats. The CIDO has served in that position since August 2020 and is a direct report to the CEO. The CIDO has over 25 years of energy experience inclusive of leading technology compliance with cybersecurity regulations for nuclear, transmission, gas and corporate assets. Our CIDO’s experience includes leading the secure technology design, development, and deployment strategy for grid modernization efforts, including digital customer engagement platforms, advanced metering, enterprise asset management and distribution automation functionality.

As noted above, the CIDO provides cybersecurity updates to the Board or its Committees, regularly attends and provides updates with the CISO to the IOC, and has met with the IOC, without other members of management present, during the IOC executive sessions.

The CIDO remains informed about the monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents through the CISO and other members of the cybersecurity team, as appropriate, who are tasked with these responsibilities on a day-to-day basis.

•
CISO—The CISO has day-to-day responsibility for PSEG’s cybersecurity, including the assessment and management of material risks to PSEG from cybersecurity threats, and leads the cybersecurity team. The CISO served in this role since July 2024. Our CISO has over 20 years of experience in cybersecurity and served as a VP, CISO in the manufacturing/chemicals sector prior to joining PSEG. Our CISO also started her career at the Department of Defense and led cyber teams in the financial and retail sectors. Our CISO holds an MBA in strategy, an MSE in Computer Science, a BS in Computer Science, and multiple cybersecurity certifications, including Certified Information Systems Security Professional.

As noted above, the CISO provides cybersecurity updates during the four regularly scheduled IOC meetings and regularly meets with the IOC, without other members of management present, during executive sessions. The CISO remains informed about the monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents through the members of the CISO’s cybersecurity team, who are tasked with these responsibilities on a day-to-day basis.

•
Cybersecurity Council—The Cybersecurity Council, chaired by the CISO, ensures that senior management, and ultimately, the Board, are given the information required to exercise proper oversight over cybersecurity risks and that escalation procedures are followed. The Cybersecurity Council meets at least six times annually to receive reports on the state of PSEG’s cybersecurity program, provide guidance on the strategic direction of the program, discuss emerging cybersecurity issues, and review the cybersecurity scorecard to measure performance of key risk indicators. The Cybersecurity Council receives presentations from the CISO, members of the Cybersecurity team, other IT domain experts, cybersecurity managing counsel and external cybersecurity experts, and participates in tabletop exercises led by external consultants. In addition to the CISO, the Cybersecurity Council members include the: (i) CIDO; (ii) EVP and General Counsel; (iii) EVP and CFO; (iv) President and COO of PSE&G; (v) President of PSEG Nuclear and Chief Nuclear Officer; (vi) SVP – Corporate Citizenship; (vii) SVP – Chief Human Resources and Diversity Officer; (viii) VP of Corporate Security and Properties; (ix) SVP – AERC; (x) Project Executive Advisor; and (xi) Vice President and Controller. PSEG’s Corporate Secretary and Managing Counsel – Cybersecurity serves as counsel to the Cybersecurity Council. In providing oversight of risks from cybersecurity threats, Senior Management is informed of cybersecurity risks through updates shared during Cybersecurity Council meetings and through notifications or updates by the CISO, pursuant to PSEG’s Cybersecurity Event Escalation and Incident Response Practice.

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

Electric Property and Facilities

As of December 31, 2024, PSE&G’s electric T&D system included approximately 25,000 circuit miles and 869,000 poles, of which 64% are jointly-owned. In addition, PSE&G owns and operates 57 switching stations with an aggregate installed capacity of approximately 40,000 megavolt-amperes (MVA) and 234 substations with an aggregate installed capacity of approximately 10,750 MVA. In addition, PSE&G owns four electric distribution headquarters and five electric sub-headquarters.

Gas Property and Facilities

As of December 31, 2024, PSE&G’s gas system included approximately 18,000 miles of gas mains, 12 gas distribution headquarters, two sub-headquarters, and two meter shops serving all of its gas territory in New Jersey. In addition, PSE&G operates 54 natural gas metering and regulating stations, of which 25 are located on land owned by customers or natural gas pipeline suppliers and are operated under lease, easement or other similar arrangement. In some instances, the pipeline companies own portions of the metering and regulating facilities. PSE&G also owns one liquefied natural gas and three liquid petroleum air gas peaking facilities. The daily gas capacity of these peaking facilities (the maximum daily gas delivery available during the three peak winter months) is approximately 2.9 million therms in the aggregate.

Solar

As of December 31, 2024, PSE&G owned 158 MW dc of installed PV solar capacity throughout New Jersey.

PSEG Power

Generation Facilities

As of December 31, 2024, PSEG Power’s share of installed nuclear generating capacity is shown in the following table:

Name	Location	Total Capacity (MW)	% Owned	Owned Capacity (MW)
Nuclear:
Hope Creek	NJ	1,172	100%	1,172
Salem 1 & 2	NJ	2,285	57%	1,311
Peach Bottom 2 & 3 (A)	PA	2,549	50%	1,275
Total Nuclear		6,006		3,758

(A)
Operated by Constellation Energy Generation, LLC.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, Inc. under the trading symbol “PEG.” As of February 21, 2025, there were 45,779 registered holders.

The following graph shows a comparison of the five-year cumulative return assuming $100 invested on December 31, 2019 in our common stock and the subsequent reinvestment of quarterly dividends, the S&P Composite Stock Price Index, the Dow Jones Utilities Index and the S&P Electric Utilities Index.

	2019	2020	2021	2022	2023	2024
PSEG	$100.00	$102.37	$121.14	$114.98	$119.14	$169.91
S&P 500	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
DJ Utilities	$100.00	$101.68	$119.44	$121.88	$115.43	$133.53
S&P Utilities	$100.00	$100.52	$118.29	$120.14	$111.63	$137.79

On February 11, 2025, our Board of Directors approved a $0.63 per share common stock dividend for the first quarter of 2025. This reflects an indicative annual dividend rate of $2.52 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

The following table indicates the securities authorized for issuance under equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	—	$—	7,082,420
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	7,082,420

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

PSEG’s business consists of two reportable segments, PSE&G and PSEG Power LLC (PSEG Power) & Other, primarily comprised of our principal direct wholly owned subsidiaries, which are:

•
PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU), the Federal Energy Regulatory Commission (FERC), and other federal and New Jersey state regulators. PSE&G also invests in regulated solar generation projects and energy efficiency (EE) and related programs in New Jersey, which are regulated by the BPU, and
•
PSEG Power—which is an energy supply company that consists of the operations of merchant nuclear generating assets and fuel supply functions engaged in competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC) and other federal regulators and state regulators in the states in which they operate.

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

Our business discussion in Item 1. Business provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Item 1A. Risk Factors provides information about factors that could have a material adverse impact on our businesses. The following discussion provides an overview of the significant events and business developments that have occurred during 2024 and key factors that we expect may drive our future performance. This discussion refers to the Consolidated Financial Statements (Statements) and the related Notes to the Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements and Notes.

EXECUTIVE OVERVIEW OF 2024 AND FUTURE OUTLOOK

We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. Our business plan focuses on achieving growth by allocating capital primarily toward regulated investments in an effort to continue to improve the sustainability and predictability of our business and realizing the value of the consistent and reliable carbon free generation from our nuclear units. We are focused on investing to meet growing energy demand, modernize our energy infrastructure, improve reliability and resilience, increase EE and deliver clean energy to meet customer expectations and be well aligned with public policy objectives. With these investments and higher working capital recovery approved in the distribution rate case, our regulated rate base increased from approximately $30 billion as of December 31, 2023 to approximately $34 billion as of December 31, 2024. In addition, the passage of the Inflation Reduction Act of 2022 (IRA) established a production tax credit (PTC) for existing nuclear facilities from 2024 through 2032. The PTC is designed to provide downside price protection for our nuclear generation fleet as the tax credit value is directly linked to a nuclear facility’s gross receipts.

For the years 2025-2029, our regulated capital investment program is estimated to be in a range of $21 billion to $24 billion. We expect these capital investments to result in a compound annual growth rate in our regulated rate base in a range of 6% to 7.5% from year-end 2024 to year-end 2029. The regulated capital investments represent the majority of PSEG’s total capital investment program of $22.5 billion to $26 billion. The low end of the range includes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-EE program at their current average annual investment levels plus inflation, as these programs are expected to continue beyond their currently approved timeframes. The upper end of our capital investment range includes potential incremental investments to address continued demand growth and other investments to meet infrastructure needs and support New Jersey's clean energy goals.

PSE&G

At PSE&G, our focus is on investing capital in T&D infrastructure and clean energy programs to meet growing demand, enhance the reliability and resiliency of our T&D system, meet customer expectations and support public policy objectives.

In October 2024, the BPU approved our CEF-EE II filing authorizing approximately $2.9 billion for energy efficiency projects committed between January 1, 2025 through June 30, 2027, and completed over an expected six-year period. The Order approved a program investment budget of approximately $1.9 billion, net of administrative expenses, and approximately $1 billion to continue our customer on-bill repayment program. This EE filing is a significant increase from our prior filings, driven by an increase in the savings targets required under the BPU Energy Efficiency Framework and higher costs to achieve those targeted savings.

A remaining component of our CEF-Electric Vehicle (EV) program related to medium- and heavy-duty charging infrastructure has been the subject of a stakeholder process that the BPU began in 2021. In October 2024, the BPU released an Order that provided program guidance and minimum filing requirements for electric utility operated medium- and heavy-duty charging incentive programs. The Order provides for PSE&G’s program investment up to $30 million and requires electric utilities to submit program filings by February 2025. In November 2024, the BPU released an updated draft Storage Incentive Program proposal. Our proposed CEF-Energy Storage (ES) program for a $109 million investment is being held in abeyance until the BPU concludes its proceedings.

In 2023, the BPU also approved a two-year extension of our current GSMP program to replace at least 400 miles of cast iron and unprotected steel mains and services in our gas system. The GSMP program extension provides for main replacement through December 2025 plus trailing services replacement and paving costs into 2026 and totals approximately $900 million of investment. Of the $900 million, $750 million is recovered through three periodic rate updates with the balance recovered through a future distribution base rate case. Pursuant to that settlement, we commenced extension discussions for our GSMP program in January 2025 with the intent of beginning a new program in January 2026.

Pursuant to our GSMP II and Energy Strong II programs, PSE&G filed a distribution base rate case as required by the BPU. In October 2024, the BPU issued an Order approving the settlement of that case with new rates effective October 15, 2024. The Order provides for a $17.8 billion rate base, a 9.6% return on equity for PSE&G’s distribution business and a 55% equity component of its capitalization structure. For additional information, see Item 8. Note 6. Regulatory Assets and Liabilities.

PSEG Power

At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through the PTC mechanism and hedging, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During 2024, our nuclear units generated approximately 31 terawatt hours and operated at a capacity factor of approximately 90%. Beginning in 2024, our hedging strategy incorporated an estimated range of risk reduction impacts from the PTCs on our nuclear generation portfolio while retaining the ability to benefit when market pricing exceeds the phase out threshold. As of December 31, 2024, we expect that our hedged position for 2025 in conjunction with the PTC and market price variability will result in the realized value of our nuclear generation output being at, or above, the PTC phase out. Our strategy will continue to evolve given PTC guidance uncertainty, and potential incremental changes upon final U.S. Treasury guidance. In addition, we are exploring opportunities for the potential sale of power and/or emission credits from our nuclear facilities pursuant to long-term agreements.

Climate Strategy and Sustainability Efforts

For more than a century, our purpose has been to provide safe access to an around-the-clock supply of reliable, affordable energy. Today, our vision is to power a future where people use less energy, and it is cleaner, safer and delivered more reliably than ever. We have established a net zero greenhouse gas (GHG) emissions by 2030 goal that includes direct GHG emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) across our business operations, assuming advances in technology, public policy and customer behavior, which goal supports New Jersey's clean energy and climate goals.

PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions, including our implementation of New Jersey's EE program. PSE&G’s approved CEF-EE and EE II, CEF-Energy Cloud and CEF-EV programs and the proposed CEF-ES program are intended to support New Jersey’s Energy Master Plan (EMP) and Gubernatorial Executive Orders through programs designed to help customers use energy more efficiently, reduce GHG emissions, support the expansion of the EV infrastructure in New Jersey, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.

We continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events. PSE&G is committed to the safe and reliable delivery of natural gas to approximately 1.9 million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The GSMP is designed to improve safety and reliability and significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. Through GSMP II, from 2018 through 2024 we reduced reported methane emissions by over 30% system wide.

We also continue to focus on providing cleaner energy for our customers by working to preserve the economic viability of our nuclear units, which provide over 85% of the carbon-free energy in New Jersey. These efforts include reducing market risk by advocating for state and federal policies, such as the PTC established by the IRA, and capacity market reform and related generator interconnection policies at PJM Interconnection, L.L.C. (PJM) that recognize the value of our nuclear fleet’s carbon-free generation and its contribution to grid reliability, and potential long-term contracts that recognize the value of its consistent and reliable carbon-free energy.

Competitively Bid, FERC Regulated Transmission Projects

PSEG continues to evaluate investment opportunities in regulated transmission beyond PSE&G. In December 2023, PJM awarded us an approximately $424 million project to address increasing load and reliability issues in Maryland and northern Virginia as part of its 2022 Window 3 competitive solicitation. PJM has directed that the project be placed in service in 2027.

In April 2024, PSE&G submitted bids to the BPU for what the BPU has termed the Pre-Build Infrastructure (PBI) project, which is a combination of onshore and near-shore underwater infrastructure. It is unclear when the BPU may take action on this initiative, or parallel processes it has considered for transmission projects to support New Jersey’s offshore wind goal.

PSEG will continue to evaluate opportunities to participate in transmission solicitation processes and may decide to submit bids for these opportunities, some of which could be material investments.

PSEG LI

In 2024, LIPA issued requests for two proposals - one for a service provider to operate its electrical transmission and distribution system and one for power supply and fuel management services, both of which are currently performed under contracts with PSEG that run through December 31, 2025. PSEG is negotiating its proposal with LIPA to continue as operations service provider for LIPA’s electrical transmission and distribution system, though the outcome of this process is uncertain. LIPA has selected another party for the power supply and fuel management services contract which will not have a material impact on PSEG's results of operations.

Financial Results

The financial results for PSEG, PSE&G and PSEG Power & Other for the years ended December 31, 2024 and 2023 are presented as follows:

	Years Ended December 31,
	2024	2023
	Millions, except per share data
PSE&G	$1,547	$1,515
PSEG Power & Other	225	1,048
PSEG Net Income	$1,772	$2,563

PSEG Net Income Per Share (Diluted)	$3.54	$5.13

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

New Jersey Clean Energy Stakeholder Proceedings

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

Environmental Regulation

We are subject to liability under environmental laws for the costs and penalties of remediating contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. In particular, the historic operations of PSEG companies and the operations of numerous other companies along the Passaic and Hackensack Rivers are alleged by federal and state agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes. In addition, PSEG Power has retained ownership of certain liabilities excluded from the sale of its fossil generation portfolio, primarily related to obligations under New Jersey and Connecticut state laws to investigate and remediate the sites. We are also currently involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, and the costs and penalties of any such remediation efforts could be material.

For further information regarding the matters described above, as well as other matters that may impact our financial condition and results of operations, see Item 8. Note 13. Commitments and Contingent Liabilities.

Nuclear

In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded zero emission certificates (ZECs) for the three-year eligibility period starting June 2022 at the same approximate $10 per megawatt hour (MWh) received during the prior ZEC period through May 2025. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per MWh generated in payments to selected nuclear plants (ZEC payment)). As previously noted, in August 2022, the IRA was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established a PTC for electricity generated using existing nuclear energy, which began January 1, 2024 and continues through 2032 and impacted PSEG Power's decision not to apply for the next ZEC three-year eligibility period starting June 2025. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts threshold are subject to annual inflation adjustments. ZEC revenue recorded is reduced by the estimated PTCs generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants. The PTC amounts recorded to date are subject to change based on several factors, including but not limited to, adjustments to estimated market prices and generation and the issuance of authoritative guidance by Treasury/the Internal Revenue Service, including clarification of the definition of “gross receipts” used to determine the phase out. Any adjustments to amounts previously recorded could be material. We continue to analyze the impact of the IRA on our nuclear units, and will analyze any future guidance from the U.S. Treasury to assess any impact of PTCs on expected ZEC payments and/or any future ZEC application periods.

Interest Rate Matters

PSEG’s long-term financing plan is designed to replace maturities and support funding its capital program. Given our financing needs, the prevailing interest rate environment will be a key factor in determining interest expense on variable-rate debt and long-term rates on future financing plans. In order to increase the predictability of interest expense, we may use interest rate hedges to help limit our exposure to fluctuating interest rates. As of December 31, 2024, PSEG had entered into floating-to-fixed interest rate hedges totaling $1.25 billion through March 2025 in order to reduce the volatility in interest expense related to PSEG Power’s variable rate term loan due June 2025. PSEG Power also entered into a 364-day variable rate term loan for $400 million in December 2024. In addition, from time to time, we may enter into interest rate hedges to fix a portion of our interest rate exposure for anticipated long-term financing plans at PSEG and PSEG Power. PSE&G’s interest rate risk is moderated due to annual transmission rate filings and distribution recoveries through base rate filings and clause-based investment programs.

Tax Legislation

The enactment, amendment or repeal of federal or state tax legislation and/or the clarification of previously enacted tax laws could have a material impact on our effective tax rate and cash tax position.

In April 2023, the U.S. Treasury issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting to determine the annual repair tax deduction for gas T&D property. The impact, if any, that this may have on PSEG and PSE&G’s financial statements has not yet been determined.

The IRA enacted a new 15% corporate alternative minimum tax (CAMT), which is based on adjusted financial statement income, a PTC for existing nuclear generation facilities, discussed above, and allows energy tax credits to be transferable. Many aspects of the IRA, including the CAMT and PTC, remain unclear and are in need of further guidance; therefore, we continue to analyze the impact the IRA will have on PSEG’s and PSE&G’s results of operations, financial condition and cash flows, which could be material.

Future Outlook

Our future success will be influenced by our ability to continue to maintain strong operational and financial performance, address regulatory and legislative developments that impact our business and respond to the issues and challenges described below. In order to do this, we will continue to:

•
seek approval of and execute on our utility capital investment program to modernize our infrastructure, improve the reliability and resilience of the service we provide to our customers, and align our sustainability and climate goals with New Jersey’s energy policy,
•
seek a fair return for our T&D investments through our transmission formula rate, existing rate incentives, distribution infrastructure and clean energy investment programs and periodic distribution base rate case proceedings,

•
focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•
manage the risks and opportunities in federal and state clean energy policies,
•
advocate for appropriate regulatory guidance on the PTC to ensure long-term support for New Jersey’s largest carbon-free generation resource, and adapt our hedging program accordingly, and realize the value of our consistent and reliable, carbon-free nuclear output,
•
engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business or are seeking to do business, and
•
deliver on our human capital management strategy to attract, develop and retain a high-performing diverse workforce.

In addition to the risks described elsewhere in this Form 10-K for 2024 and beyond, the key issues and challenges we expect our business to confront include:

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

We continually assess a broad range of strategic options to maximize long-term shareholder value and address the interests of our multiple stakeholders. We consider a wide variety of factors when determining how and when to efficiently deploy capital, including the performance and prospects of our businesses; returns and the sustainability and predictability of future earnings streams; the views of investors, regulators, public policy initiatives, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•
investments in PSE&G, including T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments, particularly our EE programs,
•
continued operation of our nuclear generation facilities that are expected to be supported by the PTC through 2032 and can enable certain investments to increase the capacity of the units as well as potential license extensions, transition from an 18-month to 24-month refueling cycle at our Hope Creek facility and energy and/or emission credit sales with potential customers seeking consistent and reliable carbon-free power,
•
investments in competitive, regulated transmission investments through PJM processes and BPU solicitations that provide revenue predictability and reasonable risk-adjusted returns, and
•
acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.

There can be no assurance, however, that we will successfully develop and execute any of the strategic options noted above, or any additional options we may consider in the future. The execution of any such strategic plan may not have the expected benefits or may have unexpected adverse consequences.

RESULTS OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022
Earnings (Losses)	Millions, except per share data
PSE&G	$1,547	$1,515	$1,565
PSEG Power & Other (A)(B)	225	1,048	(534)
PSEG Net Income	$1,772	$2,563	$1,031

PSEG Net Income Per Share (Diluted)	$3.54	$5.13	$2.06

(A)
PSEG Power & Other results in 2023 include a $239 million after-tax pension charge due to the settlement of a portion of the qualified pension plans. PSEG Power & Other results in 2022 include after-tax impairments of $92 million related to certain Energy Holdings investments and additional adjustments related to the sale of PSEG Power’s fossil generation assets. See Item 8. Note 3. Asset Dispositions and Impairments for additional information.
(B)
Other includes after-tax activities at the parent company, PSEG LI and Energy Holdings as well as intercompany eliminations.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income (Loss) attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Years Ended December 31,
	2024	2023	2022
	Millions, after tax
NDT Fund and Related Activity (A) (B)	$81	$109	$(174)
Non-Trading MTM Gains (Losses) (C)	$(151)	$959	$(457)

(A)
NDT Fund activity includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 8. Note 10. Trust Investments for additional information. NDT Fund activity also includes interest and dividend income and other costs related to the NDT Fund recorded in Net Other Income (Deductions), interest accretion expense on PSEG Power’s nuclear Asset Retirement Obligation (ARO) recorded in Operation & Maintenance (O&M) Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.
(B)
Net of tax (expense) benefit of $(56) million, $(74) million and $97 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(C)
Net of tax (expense) benefit of $59 million, $(376) million and $178 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Our decrease in Net Income for 2024 as compared to 2023 was driven primarily by

•
changes in the MTM gains (losses) as shown in the table above,
•
higher earnings due to continued investments in T&D clause programs and settlement of the distribution base rate case at PSE&G and PTCs beginning in 2024 at PSEG Power, and
•
the pension settlement charge in 2023 (see Item 8. Note 12. Pension, Other Postretirement Benefits (OPEB) and Savings Plans).

Our results of operations are primarily comprised of the results of operations of our principal operating segments, PSE&G and PSEG Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 8. Note 24. Related-Party Transactions.

PSEG

				Increase /		Increase /
	Years Ended December 31,			(Decrease)		(Decrease)
	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
	Millions			Millions	%	Millions	%
Operating Revenues	$10,290	$11,237	$9,800	$(947)	(8)	$1,437	15
Energy Costs	3,393	3,260	4,018	133	4	(758)	(19)
Operation and Maintenance (A)	3,356	3,150	3,178	206	7	(28)	(1)
Depreciation and Amortization	1,182	1,135	1,100	47	4	35	3
Losses on Asset Dispositions and Impairments	6	7	123	(1)	(14)	(116)	(94)
Income from Equity Method Investments	1	1	14	—	—	(13)	(93)
Net Gains (Losses) on Trust Investments	127	189	(265)	(62)	(33)	454	N/A
Net Other Income (Deductions)	153	172	124	(19)	(11)	48	39
Net Non-Operating Pension and OPEB (Costs) Credits	73	(218)	376	291	N/A	(594)	N/A
Interest Expense	882	748	628	134	18	120	19
Income Tax Expense (Benefit)	53	518	(29)	(465)	(90)	547	N/A

(A)
Includes amortization of EE programs regulatory investment expenditures of $125 million, $82 million and $48 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The 2024, 2023 and 2022 amounts in the preceding table for Operating Revenues and O&M costs each include $592 million, $533 million and $516 million, respectively, for PSEG LI’s subsidiary, Long Island Electric Utility Servco, LLC (Servco). These amounts represent the O&M pass-through costs for the Long Island operations, the full reimbursement of which is reflected in Operating Revenues. See Item 8. Note 4. Variable Interest Entity for additional information. The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.

PSE&G

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
	Millions			Millions	%	Millions	%
Operating Revenues	$8,449	$7,807	$7,935	$642	8	$(128)	(2)
Energy Costs	3,189	3,010	3,270	179	6	(260)	(8)
Operation and Maintenance (A)	1,949	1,843	1,838	106	6	5	—
Depreciation and Amortization	1,025	980	935	45	5	45	5
Net Gains (Losses) on Trust Investments	—	—	(2)	—	—	2	N/A
Net Other Income (Deductions)	64	80	88	(16)	(20)	(8)	(9)
Net Non-Operating Pension and OPEB Credits	77	114	281	(37)	(32)	(167)	(59)
Interest Expense	582	493	427	89	18	66	15
Income Tax Expense	298	160	267	138	86	(107)	(40)

(A) Includes amortization of EE programs regulatory investment expenditures of $125 million, $82 million and $48 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Year Ended December 31, 2024 as compared to 2023

Operating Revenues increased $642 million due to changes in delivery, clause, commodity and other operating revenues.

Delivery Revenues are primarily derived from revenues recovered on our regulated investments in rate base and costs through periodic filings of distribution rate cases, approved distribution investment recovery programs and the annual filing of transmission formula rates. Due to PSE&G’s electric and gas distribution CIP decoupling mechanism, there is minimal impact from sales volumes on most distribution delivery revenues. Also included in delivery revenues are revenue credits to customers to flowback tax benefits realized by PSE&G. These revenue credits are offset in Income Tax Expense.

Delivery revenues increased $321 million due primarily to $170 million from increased electric and gas revenues primarily as a result of the recently settled distribution base rate case, $99 million increase in transmission revenues due primarily to higher rate base investments, $26 million in increased revenues from Energy Strong II and IAP distribution rate roll ins, $42 million from increased GPRC revenues, $9 million from a reduction in revenue credits flowed back to customers as part of our TAC mechanism, offset by a decrease of $25 million in CIP decoupling revenues.

Clause Revenues are revenues from various pass through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues increased $141 million due primarily to a $132 million net increase in Tax Adjustment Credits (TAC) and Green Program Recovery Charge (GPRC) deferrals and $10 million in higher Societal Benefits Clause (SBC) collections.

Commodity Revenues are revenues from customers choosing default electric (basic generation service or BGS) and gas supply (basic gas supply service of BGSS) from PSE&G. PSE&G procures the BGS and BGSS on behalf of these retail customers and earns no margin on this service as all costs are passed back to the BGS and BGSS customers. The changes in Commodity Revenues for both electric and gas are entirely offset by changes in Energy Costs.

Commodity Revenues increased $143 million due to higher electric BGS revenues of $276 million from higher prices and sales volumes, offset by lower gas BGSS revenues of $133 million primarily from lower prices.

Other Operating Revenues are primarily comprised of revenues derived from various GPRC programs including Transition Renewable Energy Certificates (TREC) revenues, Community Solar collections and the Successor Solar Incentive Program (SuSI). The revenues from these programs offset costs included in Energy Costs. In addition, other operating revenues include revenues from our appliance service business which offers various appliance protection and repair plans to customers.

Other Operating revenues increased $37 million due primarily to net increases in GPRC related other operating revenues of $35 million.

Operating Expenses

Energy Costs increased $179 million. This is offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $106 million due primarily to higher T&D expenditures and net increases in various other operational expenses.

Depreciation and Amortization increased $45 million due primarily to an increase in depreciation due to higher plant placed in service, partially offset by a net decrease in the amortization of Regulatory Assets and Liabilities.

Net Other Income (Deductions) decreased $16 million due primarily to lower Allowance for Funds Used During Construction.

Net Non-Operating Pension and OPEB Credits decreased $37 million due primarily to a $43 million decrease in the amortization of prior service credits and a $6 million increase in amortization of the net actuarial loss, partially offset by a $7 million decrease in interest cost, $3 million in settlement charges in 2023 and a $2 million increase in the expected return on plan assets.

Interest Expense increased $89 million due primarily to long-term debt net issuances at higher rates in 2024 and 2023.

Income Tax Expense increased $138 million due primarily to higher pre-tax income and a decrease in the flowback of excess deferred income tax benefits.

Year Ended December 31, 2023 as compared to 2022

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 26, 2024 for information related to the year ended December 31, 2023 as compared to 2022, which information is incorporated herein by reference.

PSEG Power & Other

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
	Millions			Millions	%	Millions	%
Operating Revenues	$2,807	$4,533	$3,266	$(1,726)	(38)	$1,267	39
Energy Costs	1,170	1,353	2,149	(183)	(14)	(796)	(37)
Operation and Maintenance	1,407	1,307	1,340	100	8	(33)	(2)
Depreciation and Amortization	157	155	165	2	1	(10)	(6)
Losses on Asset Dispositions and Impairments	6	7	123	(1)	(14)	(116)	(94)
Income from Equity Method Investments	1	1	14	—	—	(13)	(93)
Net Gains (Losses) on Trust Investments	127	189	(263)	(62)	(33)	452	N/A
Net Other Income (Deductions)	94	96	36	(2)	(2)	60	N/A
Net Non-Operating Pension and OPEB (Costs) Credits	(4)	(332)	95	328	(99)	(427)	N/A
Interest Expense	305	259	201	46	18	58	29
Income Tax Expense (Benefit)	(245)	358	(296)	(603)	N/A	654	N/A

Year Ended December 31, 2024 as compared to 2023

Operating Revenues decreased $1,726 million due primarily to changes in generation and gas supply and other operating revenues.

Generation Revenues decreased $1,623 million due primarily to

•
a net decrease of $1,559 million due to MTM losses in 2024 as compared to MTM gains in 2023. Of this amount, there was a $798 million decrease due to positions reclassified to realized upon settlement, coupled with $761 million decrease due to changes in forward prices in 2024 as compared to 2023,
•
a net decrease of $136 million due primarily to lower ZEC revenue related to the PTCs,
•
a net decrease of $31 million due primarily to electricity sold under the BGS contracts, which ended in May 2023, and lower volumes sold under other load contracts, and
•
a net decrease of $29 million in capacity revenue due primarily to lower capacity prices, partially offset by decreases in capacity expenses due to lower load volumes served,
•
partially offset by a net increase of $144 million due primarily to higher average realized prices, partially offset by lower volumes sold in 2024.

Gas Supply Revenues decreased $153 million due primarily to

•
a net decrease of $172 million in sales under the BGSS contract due primarily to $228 million from lower prices, partially offset by $56 million from higher sales volumes,
•
partially offset by a net increase of $14 million due primarily to lower MTM losses in 2024 as compared to 2023. Of this amount, there was a $26 million increase from positions reclassified to realized upon settlement, partially offset by a $12 million decrease from changes in forward prices, and
•
a net increase of $6 million related to sales to third parties due primarily to $22 million from higher sales prices, partially offset by $16 million from lower sales volumes.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $183 million due to

Gas costs decreased $173 million due primarily to

•
a net decrease of $176 million related to sales under the BGSS contract, of which $223 million was due to the lower average cost of gas, partially offset by $47 million due to higher send out volumes,
•
partially offset by a net increase of $4 million related to sales to third parties due primarily to $20 million from higher average cost of gas, partially offset by $16 million due to lower volumes sold.

Generation costs decreased $10 million due primarily to lower renewable energy credit requirements caused by decreases in load volumes served.

Operation and Maintenance increased $100 million due primarily to a refueling outage in 2024 at our 100%-owned Hope Creek nuclear plant as compared to an outage at our 57%-owned Salem 2 nuclear plant in 2023, and higher Servco operating costs, partially offset by higher Services billings to PSE&G. See Item 8. Note 4. Variable Interest Entity for additional information on Servco and LIPA.

Net Gains (Losses) on Trust Investments decreased $62 million due primarily to NDT investments with $99 million of lower unrealized gains on equity securities as compared to the prior year, partially offset by $35 million of higher net realized gains in 2024.

Net Non-Operating Pension and OPEB Costs decreased $328 million primarily due to the pension lift-out settlement charge in August 2023.

Interest Expense increased $46 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates, partially offset by a reduction in term loans.

Income Tax Expense decreased $603 million due primarily to lower pre-tax income in 2024 and the benefit from PTCs.

Year Ended December 31, 2023 as compared to 2022

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 26, 2024 for information related to the year ended December 31, 2023 as compared to 2022, which information is incorporated herein by reference.

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

PSE&G’s sources of external liquidity include a $1 billion multi-year revolving credit facility. PSE&G uses internally generated cash flow and its commercial paper program to meet seasonal, intra-month and temporary working capital needs. PSE&G does not engage in any intercompany borrowing or lending arrangements. PSE&G maintains a back-up credit facility in an amount sufficient to cover the commercial paper and letters of credit outstanding. PSE&G’s dividend payments to/capital contributions from PSEG are consistent with its capital structure objectives which have been established to maintain investment grade credit ratings. PSE&G’s long-term financing plan is designed to replace maturities, fund a portion of its capital program and manage short-term debt balances. Generally, PSE&G uses either secured medium-term notes or first mortgage bonds to raise long-term capital.

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

PSEG’s available sources of external liquidity may include the issuance of long-term debt securities and the incurrence of additional indebtedness through our commercial paper program back-stopped by our credit facility. Our current sources of external liquidity include the Master Credit Facility. This facility is available to back-stop PSEG’s commercial paper program, issue letters of credit and for general corporate purposes. PSEG’s Master Credit Facility and the commercial paper program are available to support PSEG’s working capital needs and are also available to make equity contributions or provide liquidity support to its subsidiaries. Additionally, from time to time, PSEG enters into short-term loan agreements designed to enhance its liquidity position.

PSEG Power’s sources of external liquidity include the Master Credit Facility and PSEG Power’s letter of credit facilities and may include the issuance of long-term debt securities and entering into short-term loan agreements. Credit capacity is primarily used to provide collateral in support of PSEG Power’s sales and purchases of electricity and natural gas as the market prices for energy and fuel fluctuate, and to meet potential collateral postings in the event that PSEG Power is downgraded to below investment grade by Standard & Poor’s (S&P) or Moody’s. PSEG Power’s dividend payments to PSEG are also designed to be consistent with its capital structure objectives which have been established to maintain investment grade credit ratings and provide sufficient financial flexibility.

Operating Cash Flows

We continue to expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund planned capital expenditures and shareholder dividends.

For the year ended December 31, 2024, our operating cash flow decreased $1,673 million, as compared to 2023. The net decrease was primarily due to an outflow of $131 million in net cash collateral postings in 2024 as compared to a $1,408 million inflow in 2023 at PSEG Power, partially offset by a net change at PSE&G, as discussed below.

PSE&G

PSE&G’s operating cash flow increased $185 million from $1,540 million to $1,725 million for the year ended December 31, 2024, as compared to 2023. The increase was due primarily to higher earnings, the absence of returning cash collateral postings in 2024, which had been returned to BGS suppliers in 2023, and decreases in materials and supplies to support our electric AMI and other infrastructure programs. This was partially offset by a net increase in regulatory deferrals and accounts receivable, as well as lower unbilled revenues due primarily to higher volumes and lower prices.

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

PSEG Power has uncommitted credit facilities totaling $200 million, which can be utilized for letters of credit. As of December 31, 2024, PSEG Power had $75 million in letters of credit outstanding under these uncommitted credit facilities. In addition, a subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be utilized for cash collateral postings.

Our total committed credit facilities and available liquidity as of December 31, 2024 were as follows:

	As of December 31, 2024
Company/Facility	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$764	$736
PSE&G	1,000	468	532
PSEG Power	1,325	82	1,243
Total	$3,825	$1,314	$2,511

For additional information, see Item 8. Note 14. Debt and Credit Facilities.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of December 31, 2024, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $618 million and $751 million as of December 31, 2024 and 2023, respectively. See Item 8. Note 13. Commitments and Contingent Liabilities for additional discussion of PSEG Power’s agreements.

Long-Term Debt Financing

During the next twelve months,

•
PSEG has $550 million of 0.80% Senior Notes maturing in August 2025,
•
PSE&G has $350 million of 3.00% Secured Medium-Term Notes Series K, due May 2025, and
•
PSEG Power has $1.25 billion of a variable rate term loan due June 2025.

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

In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of December 31, 2024, PSE&G’s Mortgage coverage ratio was 3.3 to 1 and the Mortgage would permit up to approximately $11 billion aggregate principal amount of new Mortgage Bonds to be issued against additions and improvements to its property.

Default Provisions

Our bank credit agreements and indentures contain various, customary default provisions that could result in the potential acceleration of indebtedness under the defaulting company’s agreement.

In particular, PSEG’s bank credit agreement contains provisions under which certain events, including an acceleration of material indebtedness under PSE&G’s and PSEG Power’s respective financing agreements, a failure by PSEG, PSE&G or PSEG Power to satisfy certain final judgments and certain bankruptcy events by PSEG, PSE&G or PSEG Power, would constitute an event of default under the PSEG bank credit agreements. Under the PSEG bank credit agreements, it would also be an event of default if, in certain circumstances, either PSE&G or PSEG Power ceases to be wholly owned by PSEG. The PSE&G and PSEG Power bank credit agreements include certain similar default provisions; however, such provisions only relate to the respective borrower under such agreement and its subsidiaries and do not contain cross default provisions to each other. The PSE&G and PSEG Power bank credit agreements do not include cross default provisions relating to PSEG. Each of PSEG's, PSE&G’s and PSEG Power’s bank credit agreements also contain limitations on the incurrence of liens by it and certain of its subsidiaries and PSEG Power’s bank credit agreements contain restrictions on the incurrence of certain subsidiary debt.

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

Common Stock Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2024	2023	2022
Per Share	$2.40	$2.28	$2.16
in Millions	$1,196	$1,137	$1,079

On February 11, 2025, our Board of Directors approved a $0.63 per share common stock dividend for the first quarter of 2025. This reflects an indicative annual dividend rate of $2.52 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 8. Note 22. Earnings Per Share (EPS) and Dividends.

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

Other Comprehensive Income

For the year ended December 31, 2024, we had Other Comprehensive Income of $46 million on a consolidated basis. The Other Comprehensive Income was due primarily to $33 million of unrealized gains on derivative contracts accounted for as hedges, $26 million related to pension and other postretirement benefits, offset by $13 million of net unrealized losses related to available-for-sale debt securities. See Item 8. Note 21. Accumulated Other Comprehensive Income (Loss), Net of Tax for additional information.

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

	2025	2026	2027
		Millions
PSE&G:
Transmission	$735	$890	$920
Electric Distribution	1,190	1,235	1,325
Gas Distribution	1,050	1,025	1,050
Clean Energy	745	840	935
Total PSE&G	$3,720	$3,990	$4,230
Competitively Bid, FERC Regulated Transmission	30	265	115
PSEG Power & Other	280	305	290
Total PSEG	$4,030	$4,560	$4,635

PSE&G

PSE&G’s projections for future capital expenditures include material additions and replacements to its T&D systems to meet expected growth and to manage reliability. As project scope and cost estimates develop, PSE&G will modify its current projections to include these required investments. PSE&G’s projected expenditures for the various items reported above are primarily comprised of the following:

•
Transmission—investments focused on growing demand, reliability improvements and replacement of aging infrastructure.
•
Electric and Gas Distribution—investments for new business and demand, reliability improvements and modernization and replacement of equipment that has reached the end of its useful life.
•
Clean Energy—investments associated with customer EE programs, infrastructure supporting EVs and grid-connected solar.

In 2024, PSE&G made $2,921 million of capital expenditures, primarily for T&D system reliability. In addition, PSE&G had cost of removal, net of salvage, of $170 million associated with capital replacements, and expenditures for EE programs of approximately $544 million, which are included in operating cash flows.

Competitively Bid, FERC Regulated Transmission

In December 2023, PJM awarded us an approximately $424 million project to address increasing load and reliability issues in Maryland and northern Virginia as part of its 2022 Window 3 competitive solicitation. PJM has directed that the project be placed in service in 2027.

PSEG Power & Other

PSEG’s other projected expenditures are primarily comprised of investments to maintain and enhance current nuclear operations and opportunities to increase nuclear generation at PSEG Power and to purchase hardware, software and office equipment at Services.

In 2024, PSEG Power & Other made capital expenditures of $251 million, excluding $208 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various IT projects at Services.

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

	Total Amount Committed	Less Than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years
	Millions
Long-Term Recourse Debt Maturities
PSEG	$4,896	$550	$700	$1,350	$2,296
PSE&G	15,115	350	1,300	1,075	12,390
PSEG Power	1,250	1,250	—	—	—
Interest on Recourse Debt
PSEG	1,158	207	405	268	278
PSE&G	9,683	590	1,147	1,078	6,868
PSEG Power (A)	32	32	—	—	—
Operating Leases
PSE&G	116	19	29	21	47
PSEG Power & Other	94	16	33	32	13
Energy-Related Purchase Commitments
PSEG Power	2,853	904	996	532	421
Total	$35,197	$3,918	$4,610	$4,356	$22,313

(A)
Based on a blended rate including effects of floating to fixed rate hedging transacted at the Parent level.

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

Assumption	2024	2023	2022
Pension
Discount Rate	5.68%	5.02%	5.20%
Expected Rate of Return on Plan Assets	8.10%	8.10%	7.20%
OPEB
Discount Rate	5.59%	4.96%	5.16%
Expected Rate of Return on Plan Assets	8.10%	8.10%	7.20%

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

Effect if Different Assumptions Used: As part of the business planning process, we have modeled future costs assuming an 8.10% expected rate of return and a 5.68% discount rate for 2025 pension costs/credits and a 5.59% discount rate for 2025 OPEB costs/credits. Based upon these assumptions, we have estimated a net periodic pension expense in 2025 of approximately $37 million, or $0 million, net of amounts capitalized, and a net periodic OPEB expense in 2025 of approximately $3 million, or $2 million, net of amounts capitalized. Beginning in 2023, our net periodic pension amounts include the impact of the accounting order approved by the BPU authorizing PSE&G to modify its pension accounting for ratemaking purposes. Actual future pension costs/credits and funding levels will depend on future investment performance, changes in discount rates, market conditions, funding levels relative to our projected benefit obligation and accumulated benefit obligation and various other factors related to the populations participating in the pension plans. Actual future OPEB costs/credits will depend on future investment performance, changes in discount rates, market conditions, and various other factors.

The following chart reflects the sensitivities associated with a change in certain assumptions.

	% Change	Impact on Benefit Obligation as of December 31, 2024	Increase to Costs in 2025	Increase to Costs, net of Amounts Capitalized in 2025
Assumption		Millions
Pension
Discount Rate	(1)%	$467	$20	$14
Expected Rate of Return on Plan Assets	(1)%	N/A	$38	$38
OPEB
Discount Rate	(1)%	$61	$—	$—
Expected Rate of Return on Plan Assets	(1)%	N/A	$4	$4

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

Assumptions and Approach Used: In general, the fair value of our derivative instruments is determined primarily by end of day clearing market prices from an exchange, such as the Intercontinental Exchange and Nodal Exchange, among others, or auction prices.

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

For PSEG Power, cash flows for long-lived assets and asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The cash flows from the nuclear generation units are evaluated at the portfolio level. These tests require significant estimates and judgment when developing expected future cash flows. Significant inputs may include, but are not limited to, forward power prices, the impact of PTCs, ZEC payments for the New Jersey nuclear assets, fuel costs, other operating and capital expenditures, the cost of borrowing and asset sale prices and probabilities associated with any potential sale prior to the end of the estimated useful life or the early retirement of assets. The assumptions used by management incorporate inherent uncertainties that are at times difficult to predict and could result in impairment charges or accelerated depreciation in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.

In addition, long-lived assets are depreciated under the straight-line method based on estimated useful lives. An asset’s operating useful life is generally based upon operational experience with similar asset types and other non-operational factors. In the ordinary course, management, together with an asset’s co-owners in the case of certain of our jointly-owned assets, make a number of decisions that impact the operation of our generation assets beyond the current year. These decisions may have a direct impact on the estimated remaining useful lives of our assets and will be influenced by the financial outlook of the assets, including future market conditions such as forward energy, capacity prices, and long-term agreements to supply large power users, such as data centers, operating and capital investment costs and any state or federal legislation and regulations, among other items.

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

We obtain updated nuclear decommissioning cost studies triennially unless new information necessitates more frequent updates. The most recent cost study was done in 2024. When we revise any assumptions used to calculate fair values of existing AROs, we adjust the ARO balance and corresponding long-lived asset which generally impacts the amount of accretion and depreciation expense recognized in future periods.

Nuclear Decommissioning AROs

AROs related to the future decommissioning of PSEG Power’s nuclear facilities comprised approximately 100% or $1,035 million of PSEG’s total AROs as of December 31, 2024. PSEG Power determines its AROs for its nuclear units by assigning probability weighting to various discounted cash flow outcomes for each of its nuclear units that incorporate the assumptions above as well as:

•
potential retirement dates including the probability of license renewals,
•
SAFSTOR alternative, which assumes the nuclear facility can be safely stored and subsequently decommissioned in a period within 60 years after operations,
•
DECON alternative, which assumes decommissioning activities begin after operations, and
•
recovery from the federal government of assumed specific costs incurred for spent nuclear fuel.

Effect if Different Assumptions Used: Changes in the assumptions could result in a material change in the ARO balance sheet obligation and the period over which we accrete to the ultimate liability. Had the following assumptions been applied, our estimates of the approximate impacts on the Nuclear ARO as of December 31, 2024 are as follows:

•
A decrease of 1% in the discount rate would result in a $73 million increase in the Nuclear ARO.
•
An increase of 1% in the inflation rate would result in a $346 million increase in the Nuclear ARO.
•
If we were not reimbursed by the federal government for the spent costs, as prescribed under the Nuclear Waste Policy Act, the Nuclear ARO would increase by $105 million.

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

Uncertain Tax Positions - Nuclear Production Tax Credits (PTCs)

We are required to make judgments in developing our provision for income tax expense (benefit), including those related to the uncertainty of tax positions taken, or expected to be taken, on a tax return. Our most significant uncertain tax position relates to the estimated benefit associated with PTCs.

Assumptions and Approach Used: We account for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more-likely-than-not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold.

Management uses judgments in determining the amount of income tax benefit to recognize due to the uncertainties associated with the technical merits of each position and with consideration to the amount of benefit to be sustained upon examination by a taxing authority. The estimated PTC benefits for the year ended December 31, 2024, are subject to change based on the issuance of authoritative guidance by the U.S. Treasury. Specifically, clarification of the definition of “gross receipts”, which is used to determine the reduction amount of the PTC, by the U.S. Treasury could affect the amount to be recognized.

Effect if Different Assumptions Used: While we believe the amount of PTCs recognized for the year ended December 31, 2024, is more-than-likely to be sustained upon examination, the ultimate outcome could result in material favorable or unfavorable adjustments to our consolidated financial statements. Guidance issued by the U.S. Treasury supporting or not supporting our tax position could result in an additional income tax benefit (expense) between approximately $89 million and $(89) million, respectively. Further, ZEC revenue has been reduced by the estimated PTCs generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants for the year ended December 31, 2024. ZEC revenue will be adjusted based upon the actual value of the PTCs generated which is dependent on the U.S. Treasury issuing additional guidance. This would result in an additional adjustment to Net Income between $(29) million and $44 million if our tax position discussed above is, or is not supported, respectively. See Item 8. Note 20. Income Taxes and Note 2. Revenues for more information.

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

Commodity Contracts

The availability and price of energy-related commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market rules and other events. To reduce price risk caused by market fluctuations, we enter into supply contracts and derivative contracts, including forwards, futures, swaps, and options with approved counterparties. These contracts, in conjunction with physical sales and other services, help reduce risk and optimize the value of owned electric generation capacity.

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

	MTM VaR
	Years Ended December 31,
	2024	2023
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$36	$48
Average for the Period	$44	$56
High	$152	$127
Low	$25	$24

99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$57	$75
Average for the Period	$69	$87
High	$238	$198
Low	$39	$38

See Item 8. Note 16. Financial Risk Management Activities for a discussion of credit risk.

Interest Rates

PSEG, PSE&G and PSEG Power are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. PSEG, PSE&G and PSEG Power may also use a mix of fixed and floating rate debt and interest rate hedges.

As of December 31, 2024, a hypothetical 10% increase in market interest rates would result in an additional $4 million in pre-tax annual interest costs related to either the current or the long-term portion of long-term debt, and term loan agreements.

Debt and Equity Securities

As of December 31, 2024, we had $4.4 billion of net assets in trust for our pension and OPEB plans. Although fluctuations in market prices of securities within this portfolio do not directly affect our earnings in the current period, changes in the value of these investments could affect

•
our future contributions to these plans,
•
our financial position if our accumulated benefit obligation under our pension plans exceeds the fair value of the pension trust funds, and
•
future earnings, as we could be required to adjust pension expense and the assumed rate of return.

The NDT Fund is comprised primarily of fixed income and equity securities. As of December 31, 2024, the portfolio included $1.4 billion of equity securities inclusive of $0.3 billion of investments in listed real assets, and $1.3 billion in fixed income securities. The fair market value of the assets in the NDT Fund will fluctuate primarily depending upon the performance of equity markets. As of December 31, 2024, a hypothetical 10% change in the equity market would impact the value of the equity securities in the NDT Fund by approximately $138 million.

We use duration to measure the interest rate sensitivity of the fixed income portfolio. Duration is a summary statistic of the effective average maturity of the fixed income portfolio. The benchmark for the fixed income component of the NDT Fund currently has a duration of 6.08 years and a yield of 4.91%. The portfolio’s value will appreciate or depreciate by the duration with a 1% change in interest rates. As of December 31, 2024, a hypothetical 1% increase in interest rates would result in a decline in the market value for the fixed income portfolio of approximately $77 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Public Service Enterprise Group Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Enterprise Group Incorporated and subsidiaries (the “Company” or "PSEG") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 25, 2025

We have served as the Company's auditor since 1934.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Sole Stockholder of

Public Service Electric and Gas Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Electric and Gas Company and subsidiaries (the “Company” or "PSE&G") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
February 25, 2025

We have served as the Company's auditor since 1934.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Millions, except per share data

	Years Ended December 31,
	2024	2023	2022
OPERATING REVENUES	$10,290	$11,237	$9,800
OPERATING EXPENSES
Energy Costs	3,393	3,260	4,018
Operation and Maintenance	3,356	3,150	3,178
Depreciation and Amortization	1,182	1,135	1,100
Losses on Asset Dispositions and Impairments	6	7	123
Total Operating Expenses	7,937	7,552	8,419
OPERATING INCOME	2,353	3,685	1,381
Income from Equity Method Investments	1	1	14
Net Gains (Losses) on Trust Investments	127	189	(265)
Net Other Income (Deductions)	153	172	124
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) (Costs) Credits	73	(218)	376
Interest Expense	(882)	(748)	(628)
INCOME BEFORE INCOME TAXES	1,825	3,081	1,002
Income Tax (Expense) Benefit	(53)	(518)	29
NET INCOME	$1,772	$2,563	$1,031
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	498	498	498
DILUTED	500	500	501
NET INCOME PER SHARE:
BASIC	$3.56	$5.15	$2.07
DILUTED	$3.54	$5.13	$2.06

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Millions

	Years Ended December 31,
	2024	2023	2022
NET INCOME	$1,772	$2,563	$1,031
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $9, $(27) and $85 for the years ended 2024, 2023 and 2022, respectively	(13)	41	(132)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(13), $(2) and $(2) for the years ended 2024, 2023 and 2022, respectively	33	6	3
Pension/OPEB adjustment, net of tax (expense) benefit of $(10), $(127) and $28 for the years ended 2024, 2023 and 2022, respectively	26	324	(71)
Other Comprehensive Income (Loss), net of tax	46	371	(200)
COMPREHENSIVE INCOME (LOSS)	$1,818	$2,934	$831

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$125	$54
Accounts Receivable, net of allowance of $210 in 2024 and $279 in 2023	1,597	1,482
Tax Receivable	394	10
Unbilled Revenues, net of allowance of $5 in 2024 and $4 in 2023	313	244
Fuel	232	264
Materials and Supplies, net	892	759
Prepayments	117	144
Derivative Contracts	33	112
Regulatory Assets	516	273
Other	16	31
Total Current Assets	4,235	3,373
PROPERTY, PLANT AND EQUIPMENT	51,207	48,603
Less: Accumulated Depreciation and Amortization	(11,143)	(10,572)
Net Property, Plant and Equipment	40,064	38,031
NONCURRENT ASSETS
Regulatory Assets	6,125	5,157
Operating Lease Right-of-Use Assets	162	179
Long-Term Investments	263	295
Nuclear Decommissioning Trust (NDT) Fund	2,670	2,524
Long-Term Receivable of Variable Interest Entity	558	632
Rabbi Trust Fund	165	179
Derivative Contracts	51	29
Other	347	342
Total Noncurrent Assets	10,341	9,337
TOTAL ASSETS	$54,640	$50,741

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2024	2023
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$2,150	$1,500
Commercial Paper and Loans	1,593	949
Accounts Payable	1,136	1,214
Derivative Contracts	5	86
Accrued Interest	219	170
Accrued Taxes	10	8
New Jersey Clean Energy Program	145	145
Obligation to Return Cash Collateral	93	89
Regulatory Liabilities	555	349
Other	599	547
Total Current Liabilities	6,505	5,057
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	7,248	6,671
Regulatory Liabilities	2,271	2,075
Operating Leases	153	173
Asset Retirement Obligations	1,500	1,468
Other Postretirement Benefit (OPEB) Costs	292	349
OPEB Costs of Servco	510	514
Accrued Pension Costs	488	606
Accrued Pension Costs of Servco	31	102
Environmental Costs	225	213
Derivative Contracts	4	6
Long-Term Accrued Taxes	130	45
Other	205	201
Total Noncurrent Liabilities	13,057	12,423
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13) CAPITALIZATION
LONG-TERM DEBT	18,964	17,784
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2024 and 2023—534 shares	5,057	5,018
Treasury Stock, at cost, 2024 and 2023—36 shares	(1,403)	(1,379)
Retained Earnings	12,593	12,017
Accumulated Other Comprehensive Loss	(133)	(179)
Total Stockholders’ Equity	16,114	15,477
Total Capitalization	35,078	33,261
TOTAL LIABILITIES AND CAPITALIZATION	$54,640	$50,741

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023	2022
Net Income	$1,772	$2,563	$1,031
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,182	1,135	1,100
Amortization of Nuclear Fuel	191	189	183
Losses on Asset Dispositions and Impairments	6	7	123
Emission Allowances and Renewable Energy Credit (REC) Compliance Accrual	—	3	55
Provision for Deferred Income Taxes and ITC	263	355	(261)
Non-Cash Employee Benefit Plan (Credits) Costs	75	366	(239)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	210	(1,333)	639
Cost of Removal	(170)	(166)	(129)
Energy Efficiency Programs Regulatory Investment Expenditures	(544)	(466)	(286)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	125	82	48
Net Change in Other Regulatory Assets and Liabilities	(273)	2	(78)
Net (Gains) Losses and (Income) Expense from NDT Fund	(194)	(248)	202
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	(384)	75	1
Cash Collateral	(131)	1,408	(677)
Obligation to Return Cash Collateral	4	(201)	111
Accrued Taxes	2	(10)	(94)
Other Current Assets and Liabilities	(95)	35	(188)
Employee Benefit Plan Funding and Related Payments	(53)	(40)	(35)
Other	147	50	(3)
Net Cash Provided By (Used In) Operating Activities	2,133	3,806	1,503
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(3,380)	(3,325)	(2,888)
Proceeds from Sales of Trust Investments	1,537	1,714	1,586
Purchases of Trust Investments	(1,563)	(1,751)	(1,611)
Proceeds from Sales of Long-Lived Assets and Lease Investments	—	37	1,918
Proceeds from Sales of Equity Method Investments	—	291	—
Contributions to Equity Method Investments	—	—	(124)
Other	100	76	18
Net Cash Provided By (Used In) Investing Activities	(3,306)	(2,958)	(1,101)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper	744	250	(819)
Proceeds from Short-Term Loans	400	750	2,000
Repayment of Short-Term Loans	(500)	(2,250)	(2,500)
Issuance of Long-Term Debt	3,350	2,800	2,850
Redemption of Long-Term Debt	(1,500)	(1,575)	(700)
Payments for Share Repurchase Program	—	—	(500)
Cash Dividends Paid on Common Stock	(1,196)	(1,137)	(1,079)
Other	(70)	(98)	(6)
Net Cash Provided By (Used In) Financing Activities	1,228	(1,260)	(754)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	55	(412)	(352)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	99	511	863
Cash, Cash Equivalents and Restricted Cash at End of Period	$154	$99	$511
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$68	$144	$353
Interest Paid, Net of Amounts Capitalized	$799	$683	$602
Accrued Property, Plant and Equipment Expenditures	$326	$443	$366

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions

	Common Stock		Treasury Stock			Accumulated Other
	Shares	Amount	Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance as of December 31, 2021	534	$5,045	(30)	$(896)	$10,639	$(350)	$14,438
Net Income	—	—	—	—	1,031	—	1,031
Other Comprehensive Income (Loss), net of tax (expense) benefit of $111	—	—	—	—	—	(200)	(200)
Comprehensive Income							831
Cash Dividends at $2.16 per share on Common Stock	—	—	—	—	(1,079)	—	(1,079)
Payments for Share Repurchase Program	—	—	(7)	(500)	—	—	(500)
Other	—	20	—	19	—	—	39
Balance as of December 31, 2022	534	$5,065	(37)	$(1,377)	$10,591	$(550)	$13,729
Net Income	—	—	—	—	2,563	—	2,563
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(156)	—	—	—	—	—	371	371
Comprehensive Income							2,934
Cash Dividends at $2.28 per share on Common Stock	—	—	—	—	(1,137)	—	(1,137)
Other	—	(47)	1	(2)	—	—	(49)
Balance as of December 31, 2023	534	$5,018	(36)	$(1,379)	$12,017	$(179)	$15,477
Net Income	—	—	—	—	1,772	—	1,772
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(14)	—	—	—	—	—	46	46
Comprehensive Income							1,818
Cash Dividends at $2.40 per share on Common Stock	—	—	—	—	(1,196)	—	(1,196)
Other	—	39	—	(24)	—	—	15
Balance as of December 31, 2024	534	$5,057	(36)	$(1,403)	$12,593	$(133)	$16,114

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

	Years Ended December 31,
	2024	2023	2022
OPERATING REVENUES	$8,449	$7,807	$7,935
OPERATING EXPENSES
Energy Costs	3,189	3,010	3,270
Operation and Maintenance	1,949	1,843	1,838
Depreciation and Amortization	1,025	980	935
Total Operating Expenses	6,163	5,833	6,043
OPERATING INCOME	2,286	1,974	1,892
Net Gains (Losses) on Trust Investments	—	—	(2)
Net Other Income (Deductions)	64	80	88
Net Non-Operating Pension and OPEB Credits	77	114	281
Interest Expense	(582)	(493)	(427)
INCOME BEFORE INCOME TAXES	1,845	1,675	1,832
Income Tax Expense	(298)	(160)	(267)
NET INCOME	$1,547	$1,515	$1,565

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

	Years Ended December 31,
	2024	2023	2022
NET INCOME	$1,547	$1,515	$1,565
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0 and $2 for the years ended 2024, 2023 and 2022, respectively	—	1	(6)
COMPREHENSIVE INCOME	$1,547	$1,516	$1,559

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$79	$30
Accounts Receivable, net of allowance of $210 in 2024 and $279 in 2023	1,189	1,076
Unbilled Revenues, net of allowance of $5 in 2024 and $4 in 2023	313	244
Materials and Supplies, net	642	519
Prepayments	28	57
Regulatory Assets	516	273
Other	15	31
Total Current Assets	2,782	2,230
PROPERTY, PLANT AND EQUIPMENT	46,198	43,753
Less: Accumulated Depreciation and Amortization	(9,160)	(8,711)
Net Property, Plant and Equipment	37,038	35,042
NONCURRENT ASSETS
Regulatory Assets	6,125	5,157
Operating Lease Right-of-Use Assets	93	99
Long-Term Investments	90	117
Rabbi Trust Fund	30	32
Long-Term Accrued Taxes	2	—
Other	204	196
Total Noncurrent Assets	6,544	5,601
TOTAL ASSETS	$46,364	$42,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2024	2023
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$350	$750
Commercial Paper and Loans	444	425
Accounts Payable	704	780
Accounts Payable—Affiliated Companies	362	504
Accrued Interest	174	139
New Jersey Clean Energy Program	145	145
Obligation to Return Cash Collateral	93	89
Regulatory Liabilities	555	349
Other	371	434
Total Current Liabilities	3,198	3,615
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	6,477	5,813
Regulatory Liabilities	2,271	2,075
Operating Leases	83	89
Asset Retirement Obligations	457	401
OPEB Costs	164	210
Accrued Pension Costs	305	396
Environmental Costs	159	151
Long-Term Accrued Taxes	—	2
Other	157	160
Total Noncurrent Liabilities	10,073	9,297
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)
CAPITALIZATION
LONG-TERM DEBT	14,648	12,913
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2024 and 2023—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	15,401	14,004
Accumulated Other Comprehensive Loss	(4)	(4)
Total Stockholder’s Equity	18,445	17,048
Total Capitalization	33,093	29,961
TOTAL LIABILITIES AND CAPITALIZATION	$46,364	$42,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,547	$1,515	$1,565
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,025	980	935
Provision for Deferred Income Taxes and ITC	365	29	137
Non-Cash Employee Benefit Plan (Credits) Costs	41	8	(179)
Cost of Removal	(170)	(166)	(129)
Energy Efficiency Programs Regulatory Investment Expenditures	(544)	(466)	(286)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	125	82	48
Net Change in Other Regulatory Assets and Liabilities	(273)	2	(78)
Net Change in Certain Current Assets and Liabilities
Accounts Receivable and Unbilled Revenues	(188)	72	(132)
Materials and Supplies	(123)	(211)	(73)
Prepayments	29	(50)	8
Accounts Payable	34	13	96
Accounts Receivable/Payable—Affiliated Companies, net	(47)	(3)	18
Obligation to Return Cash Collateral	4	(201)	111
Other Current Assets and Liabilities	(29)	23	44
Employee Benefit Plan Funding and Related Payments	(32)	(20)	(17)
Other	(39)	(67)	(40)
Net Cash Provided By (Used In) Operating Activities	1,725	1,540	2,028
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,921)	(2,998)	(2,590)
Proceeds from Sales of Trust Investments	6	4	12
Purchases of Trust Investments	(4)	(3)	(10)
Other	33	33	45
Net Cash Provided By (Used In) Investing Activities	(2,886)	(2,964)	(2,543)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	19	425	—
Issuance of Long-Term Debt	2,100	1,800	900
Redemption of Long-Term Debt	(750)	(825)	—
Cash Dividends Paid	(150)	(150)	(450)
Other	(25)	(17)	(8)
Net Cash Provided By (Used In) Financing Activities	1,194	1,233	442
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	33	(191)	(73)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	75	266	339
Cash, Cash Equivalents and Restricted Cash at End of Period	$108	$75	$266
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$68	$77	$137
Interest Paid, Net of Amounts Capitalized	$523	$449	$409
Accrued Property, Plant and Equipment Expenditures	$286	$395	$331

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

Millions

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2021	$892	$2,156	$11,524	$1	$14,573
Net Income	—	—	1,565	—	1,565
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	(6)	(6)
Comprehensive Income					1,559
Cash Dividend Paid	—	—	(450)	—	(450)
Balance as of December 31, 2022	$892	$2,156	$12,639	$(5)	$15,682
Net Income	—	—	1,515	—	1,515
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					1,516
Cash Dividend Paid	—	—	(150)	—	(150)
Balance as of December 31, 2023	$892	$2,156	$14,004	$(4)	$17,048
Net Income	—	—	1,547	—	1,547
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—
Comprehensive Income					1,547
Cash Dividends Paid	—	—	(150)	—	(150)
Balance as of December 31, 2024	$892	$2,156	$15,401	$(4)	$18,445

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
•
PSEG Power LLC (PSEG Power)—which is an energy supply company that consists of the operations of merchant nuclear generating assets and fuel supply functions engaged in competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), and other federal regulators and state regulators in the states in which they operate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023. Restricted cash consists primarily of deposits received related to a construction project at PSE&G.

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of December 31, 2024
Cash and Cash Equivalents	$79	$46	$125
Restricted Cash in Other Current Assets	8	—	8
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$108	$46	$154
As of December 31, 2023
Cash and Cash Equivalents	$30	$24	$54
Restricted Cash in Other Current Assets	23	—	23
Restricted Cash in Other Noncurrent Assets	22	—	22
Cash, Cash Equivalents and Restricted Cash	$75	$24	$99

(A)
Includes amounts applicable to PSEG Power, Energy Holdings, Services and PSEG (parent company).

Derivative Instruments

Each company uses derivative instruments to manage risk pursuant to its business plans and prudent practices.

Within PSEG and its affiliate companies, PSEG Power has the most exposure to commodity price risk. PSEG Power is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. PSEG Power uses a variety of derivative and non-derivative instruments, such as financial options, futures and swaps to manage the exposure to fluctuations in commodity prices and optimize the value of PSEG Power’s expected generation. Changes in the fair market value of the derivative contracts are recorded in earnings. Cash flows related to derivative instruments are included as a component of operating, investing or financing cash flows in PSEG’s Consolidated Statements of Cash Flows, depending on the nature of hedges.

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

Revenue Recognition

PSE&G’s regulated electric and gas revenues are recorded primarily based on services rendered to customers. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read and billed to the end of the respective accounting period. The unbilled revenue is estimated each month based on usage per day, the number of unbilled days in the period, estimated seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms.

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

For additional information regarding Revenues, see Note 2. Revenues.

Depreciation and Amortization

PSE&G calculates depreciation under the straight-line method based on estimated average remaining lives of the several classes of property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU or FERC. The average depreciation rate stated as a percentage of original cost of depreciable property was as follows:

	Average Rate
	2024	2023	2022
Electric Transmission	2.09%	2.09%	2.18%
Electric Distribution	2.51%	2.54%	2.56%
Gas Distribution	1.84%	1.84%	1.93%

PSEG calculates depreciation on its nuclear generation-related assets under the straight-line method based on the assets’ estimated useful lives of approximately 60 years to 80 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized During Construction (IDC)

AFUDC represents the cost of debt and equity funds used to finance the construction of new utility assets at PSE&G. IDC represents the cost of debt used to finance construction at PSEG’s other subsidiaries. The amount of AFUDC or IDC capitalized as Property, Plant and Equipment is included as a reduction of interest charges or other income for the equity portion. The amounts and average rates used to calculate AFUDC or IDC for the years ended December 31, 2024, 2023 and 2022 were as follows:

	AFUDC/IDC Capitalized
	2024		2023		2022
	Millions	Avg Rate	Millions	Avg Rate	Millions	Avg Rate
PSE&G	$62	6.43%	$83	7.13%	$84	7.39%
Other	$9	6.08%	$9	5.66%	$4	2.24%

Income Taxes

PSEG and its subsidiaries file a consolidated federal income tax return and PSEG and PSE&G file state income tax returns, some of which are combined or unitary. Income taxes are allocated to PSEG’s subsidiaries in accordance with a tax allocation agreement whereby each PSEG subsidiary’s current and deferred tax expense is computed on a stand-alone basis. Each subsidiary is allocated an amount of tax similar to that which would be paid if it filed a separate income tax return, except for certain tax attributes and state apportionment results. Allocations between PSEG and its subsidiaries are recorded through intercompany accounts. Investment tax credits (ITC) deferred in prior years are being amortized over the useful lives of the related property.

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

In 2024, PSEG recorded the benefit of the estimated PTCs generated by PSEG’s qualified nuclear generation facilities within Income Tax Expense in its Consolidated Statements of Operations in accordance with Accounting Standards Codification Topic 740, Income Taxes. See Note 20. Income Taxes for further discussion.

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

Accounts Receivable—Allowance for Credit Losses

PSE&G’s accounts receivable, including unbilled revenues, are primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported in the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence, including the estimated impact of the coronavirus pandemic on the outstanding balances as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024. PSE&G’s electric bad debt expense is recovered through the Societal Benefits Clause (SBC) mechanism and incremental gas bad debt has been deferred for future recovery through the coronavirus (COVID-19) Regulatory Asset. See Note 2. Revenues and Note 6. Regulatory Assets and Liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PSEG and its subsidiaries have lease agreements with lease and non-lease components, which are primarily related to domestic energy generation and real estate assets. PSEG and subsidiaries account for the lease and non-lease components as a single lease component. See Note 7. Leases for detailed information on leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards

Improvements to Reportable Segment Disclosures—Accounting Standards Update (ASU) 2023-07

This ASU requires disclosure of incremental segment information, including additional detail on certain significant segment expenses, on an annual and interim basis to enable investors to develop more decision-useful financial analyses. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. PSEG and PSE&G adopted this standard on December 31, 2024. The adoption of this standard did not have a material impact on the financial statements of PSEG and PSE&G.

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

Disaggregation of Income Statement Expenses and Effective Date Clarification—ASU 2024-03

This ASU requires additional annual and interim disclosure about certain expenses in the notes to financial statements that provide disaggregated information (within a new tabular disclosure, the amounts of specified natural expenses included in each relevant expense caption: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) amortization, and (e) depletion) about an entity’s expense captions that are presented on the face of the income statement within continuing operations.

The ASU also requires certain expense related disclosures within the new tabular disclosure and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. PSEG and PSE&G are currently analyzing the impact of this ASU on their future disclosures.

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

PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants have been awarded zero emission certificates (ZECs) by the BPU through May 2025. These nuclear plants are expected to receive ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognizes revenue when the units generate electricity, which is when the performance obligation is satisfied. These revenues are considered variable consideration within the scope of revenue from contracts with customers and are included in PJM Sales in the following tables. ZEC revenue recorded has been reduced by the estimated production tax credits (PTCs) generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants for the year ended December 31, 2024. ZEC revenue will be adjusted based upon the actual value of the PTCs generated by these nuclear plants and that adjustment could be material. See Note 20. Income Taxes for further discussion on the factors that could result in an adjustment to the value of the PTCs.

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

Other Revenues from Contracts with Customers

PSEG Power has entered into long-term contracts with LIPA for energy management and fuel procurement services. Revenue is recognized over time as services are rendered. This agreement expires in December 2025.

Revenues Unrelated to Contracts with Customers

PSEG Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 16. Financial Risk Management Activities for further discussion.

Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Year Ended December 31, 2024
Revenues from Contracts with Customers
Electric Distribution	$3,977	$—	$—	$3,977
Gas Distribution	2,059	—	—	2,059
Transmission	1,754			1,754
Electricity and Related Product Sales
PJM
Third-Party Sales	—	819	—	819
Sales to Affiliates	—	114	(114)	—
ISO-NE	—	5	—	5
Gas Sales
Third-Party Sales	—	206	—	206
Sales to Affiliates	—	846	(846)	—
Other Revenues from Contracts with Customers (B)	368	692	(6)	1,054
Total Revenues from Contracts with Customers	8,158	2,682	(966)	9,874
Revenues Unrelated to Contracts with Customers (C)	291	125	—	416
Total Operating Revenues	$8,449	$2,807	$(966)	$10,290

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Year Ended December 31, 2023
Revenues from Contracts with Customers
Electric Distribution	$3,494	$—	$—	$3,494
Gas Distribution	1,982	—	—	1,982
Transmission	1,673	—	—	1,673
Electricity and Related Product Sales
PJM
Third-Party Sales	—	892	—	892
Sales to Affiliates	—	114	(114)	—
ISO-NE	—	13	—	13
Gas Sales
Third-Party Sales	—	206	—	206
Sales to Affiliates	—	984	(984)	—
Other Revenues from Contracts with Customers (B)	368	631	(5)	994
Total Revenues from Contracts with Customers	7,517	2,840	(1,103)	9,254
Revenues Unrelated to Contracts with Customers (C)	290	1,693	—	1,983
Total Operating Revenues	$7,807	$4,533	$(1,103)	$11,237

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Year Ended December 31, 2022
Revenues from Contracts with Customers
Electric Distribution	$3,503	$—	$—	$3,503
Gas Distribution	2,357	—	(1)	2,356
Transmission	1,589	—	—	1,589
Electricity and Related Product Sales
PJM
Third-Party Sales	—	2,152	—	2,152
Sales to Affiliates	—	151	(151)	—
NYISO	—	88	—	88
ISO-NE	—	96	—	96
Gas Sales
Third-Party Sales	—	458	—	458
Sales to Affiliates	—	1,243	(1,243)	—
Other Revenues from Contracts with Customers (B)	390	605	(6)	989
Total Revenues from Contracts with Customers	7,839	4,793	(1,401)	11,231
Revenues Unrelated to Contracts with Customers (C)	96	(1,527)	—	(1,431)
Total Operating Revenues	$7,935	$3,266	$(1,401)	$9,800

(A)
Includes revenues applicable to PSEG Power, PSEG LI and Energy Holdings.
(B)
Includes primarily revenues from appliance repair services and the sale of solar renewable energy credits (SRECs) at auction at PSE&G. PSEG Power & Other includes PSEG LI’s OSA with LIPA and PSEG Power’s energy management fee with LIPA.
(C)
Includes primarily alternative revenues at PSE&G principally from the CIP program and derivative contracts and lease contracts at PSEG Power & Other.

Contract Balances

PSE&G

PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of December 31, 2024 and 2023. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 13% and 18% of accounts receivable (including unbilled revenues) as of December 31, 2024 and 2023, respectively.

Accounts Receivable—Allowance for Credit Losses

PSE&G’s accounts receivable, including unbilled revenues, is primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported on the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and other currently available evidence. PSE&G’s electric bad debt expense is recoverable through its Societal Benefits Clause (SBC) mechanism. As of December 31, 2024, PSE&G had a deferred balance of $78 million from electric bad debts recorded as a Regulatory Asset, which included approximately $78 million of incremental bad debt due to the impact of the coronavirus pandemic. In addition, as of December 31, 2024, PSE&G had deferred incremental gas bad debt expense of $68 million as a Regulatory Asset for future regulatory recovery due to the impact of the coronavirus pandemic. In June 2024, the BPU approved recovery of the incremental electric and gas bad debt amounts of $78 million and $68 million charged to PSE&G’s electric SBC and deferred COVID-19 deferrals, respectively. See Note 6. Regulatory Assets and Liabilities for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of PSE&G’s allowance for credit losses for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
	Millions
Balance at Beginning of Year	$283	$339
Utility Customer and Other Accounts
Provision	103	100
Write-offs, net of Recoveries of $31 million and $25 million for 2024 and 2023, respectively	(171)	(156)
Balance at End of Year	$215	$283

PSEG Power & Other

PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of December 31, 2024 and 2023.

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

PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of December 31, 2024 and 2023. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.

PSEG LI did not have any material contract balances as of December 31, 2024 and 2023.

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

Amended OSA—In April 2022, PSEG LI entered into an amended OSA with LIPA. The OSA remains a 12-year services contract ending in 2025 with annual fixed and variable components. The fixed fee for the provision of services thereunder in 2025 is approximately $45 million and is updated each year based on the change in the Consumer Price Index (CPI).

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

In February 2022, PSEG completed the sale of PSEG Power’s fossil generating portfolio. As defined in the agreements, adjustments were required as a result of any purchase price or working capital adjustments, including an adjustment for positive or negative cash flow of the fossil generating assets based on actual performance starting after December 31, 2021 through the closing dates. As a result, in 2022 PSEG Power recorded an additional pre-tax impairment of approximately $50 million prior to completing the sale of this fossil generating portfolio in February 2022.

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

For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. In 2024, 2023 and 2022, Servco recorded $592 million, $533 million and $516 million, respectively, of O&M expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Property, Plant and Equipment and Jointly-Owned Facilities

Information related to Property, Plant and Equipment as of December 31, 2024 and 2023 is detailed below:

	2024	2023
	Millions
PSE&G
Electric Transmission	$17,874	$17,379
Electric Distribution	12,520	11,554
Gas Distribution and Transmission	12,536	11,545
Construction Work in Progress	1,132	1,283
Other	2,136	1,992
Total PSE&G	$46,198	$43,753
PSEG Power & Other
Nuclear Production	$3,649	$3,496
Nuclear Fuel in Service	793	772
Construction Work in Progress	159	224
Other	408	358
Total PSEG Power & Other	$5,009	$4,850
Total	$51,207	$48,603

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

		As of December 31,
		2024		2023
	Ownership		Accumulated		Accumulated
	Interest	Plant	Depreciation	Plant	Depreciation
		Millions
PSE&G:
Transmission Facilities	Various	$164	$72	$164	$69
PSEG Power:
Nuclear Generating:
Peach Bottom	50%	$1,420	$564	$1,451	$534
Salem	57%	$1,539	$601	$1,461	$534
Nuclear Support Facilities	Various	$180	$84	$178	$77
Other	14%	$1	$—	$1	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Regulatory Assets and Liabilities

PSE&G prepares its financial statements in accordance with GAAP for regulated utilities as described in Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies. PSE&G has deferred certain costs based on rate orders issued by the BPU or FERC or based on PSE&G’s experience with prior rate proceedings. Most of PSE&G’s Regulatory Assets and Liabilities as of December 31, 2024 are supported by written orders, either explicitly or implicitly through the BPU’s treatment of various cost items. These costs will be recovered and amortized over various future periods.

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

PSE&G had the following Regulatory Assets and Liabilities:

	As of December 31,
	2024	2023
	Millions
Regulatory Assets
Deferred Income Tax Regulatory Assets	$2,012	$1,343
Pension and OPEB Costs	1,330	1,427
Green Program Recovery Charges (GPRC)	1,251	827
Conservation Incentive Program (CIP)	261	232
Clean Energy Future-Energy Cloud (CEF-EC)	233	153
Asset Retirement Obligations (ARO)	221	210
Societal Benefits Clause (SBC)	211	155
Manufactured Gas Plant (MGP) Remediation Costs	210	199
Cost of Removal	195	172
New Jersey Clean Energy Program	145	145
COVID-19 Deferral	131	131
2024 Distribution Base Rate Case Regulatory Assets (BRC)	108	—
Remediation Adjustment Charge (RAC) (Other SBC)	102	110
Clean Energy Future-Electric Vehicles (CEF-EV)	51	27
Deferred Storm Costs	—	109
Other	180	190
Total Regulatory Assets	6,641	5,430
Less: Current Regulatory Assets	516	273
Total Noncurrent Regulatory Assets	$6,125	$5,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2024	2023
	Millions
Regulatory Liabilities
Deferred Income Tax Regulatory Liabilities	$2,619	$2,245
Gas Costs—Basic Gas Supply Service (BGSS)	145	97
Other	62	82
Total Regulatory Liabilities	2,826	2,424
Less: Current Regulatory Liabilities	555	349
Total Noncurrent Regulatory Liabilities	$2,271	$2,075

All Regulatory Assets and Liabilities are excluded from PSE&G’s rate base unless otherwise noted. The Regulatory Assets and Liabilities in the table above are defined as follows:

•
ARO: These costs represent the differences between rate-regulated cost of removal accounting and asset retirement accounting under GAAP. These costs will be recovered in future rates as assets are retired.
•
BRC: Represents deferred costs, primarily comprised of storm costs incurred in the cleanup of major storms, approved for a five-year recovery pursuant to the 2024 Distribution Base Rate Case Settlement.
•
CEF-EC (AMI Meter Deployment): In October 2024, the BPU approved recovery of PSE&G’s CEF-EC capital and operating costs associated with its electric smart meter deployment program. Included in the approved recovery was the return on and of the capital investments in AMI meters and infrastructure, incremental operating costs of the program and stranded costs associated with the accelerated retirement of the non-AMI electric meters.
•
CIP: The CIP reduces the impact on electric and gas distribution revenues from changes in sales volumes and demand for most customers. The CIP provides for a true-up of current period revenue as compared to revenue established in PSE&G’s most recent distribution base rate proceeding. Recovery under the CIP is subject to certain limitations, including an actual versus allowed return on equity test and ceilings on customer rate increases.
•
CEF-EV (Electric Vehicles): In October 2024, the BPU approved recovery of PSE&G’s CEF-EV capital and operating costs associated with its electric vehicle program, which provides incentives to customers related to EV charger installations. Included in the approved recovery was the return on and of PSE&G’s capital investments and customer incentives, and recovery of incremental operating costs of the program, incurred through November 2024. The BPU also approved annual filings for recovery of future EV investments and costs associated with the program.
•
Cost of Removal: PSE&G accrues and collects in rates for the cost of removing, dismantling and disposing of its electric distribution, electric transmission and gas distribution upon retirement. The Regulatory Asset or Liability for non-legally required cost of removal represents the difference between amounts collected in rates and costs actually incurred.
•
COVID-19 Deferral: These amounts represent incremental costs related to COVID-19 as approved for recovery by the BPU over a five-year period starting June 1, 2025.
•
Deferred Income Tax Regulatory Assets: These amounts relate to deferred income taxes arising from utility operations that have not been included in customer rates relating to depreciation, ITCs and other flow-through items, including the accumulated deferred income taxes related to tax repair and mixed service cost deductions.

As part of PSE&G's 2018 distribution base rate case settlement with the BPU and the establishment of the TAC mechanism, PSE&G agreed to a ten-year flowback to customers of its accumulated deferred income taxes from previously realized tax repair deductions which resulted in the recognition of a $581 million Regulatory Asset and Regulatory Liability as of September 30, 2018. In addition, PSE&G agreed to the current flowback of tax benefits from ongoing tax repair deductions which results in the recording of a Regulatory Asset upon flowback each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of PSE&G’s 2024 base rate case settlement with the BPU, PSE&G agreed to an additional five-year flowback to customers of its accumulated deferred income taxes from previously realized mixed service cost deductions which resulted in the recognition of a $509 million Regulatory Asset and Regulatory Liability as of September 30, 2024. In addition, PSE&G agreed to the current flowback of tax benefits from ongoing mixed service cost deductions which results in the recording of a Regulatory Asset upon flowback each year.

For the years ended December 31, 2024, 2023 and 2022, PSE&G had provided $81 million, $80 million and $35 million, respectively, in current tax repair flowbacks to customers. The flowback of current mixed service costs commences in January 2025. The recovery and amortization of the tax repair and mixed service cost-related Deferred Income Tax Regulatory Assets is being recovered through the TAC regulatory mechanism, with the mixed service cost component commencing recovery in January 2025.

•
Deferred Income Tax Regulatory Liabilities: These liabilities primarily relate to amounts due to customers for excess deferred income taxes as a result of the reduction in the federal corporate income tax rate provided in the Tax Cuts and Jobs Act of 2017, and accumulated deferred income taxes from previously realized distribution-related tax repair and mixed service cost deductions. As part of its settlement with its regulators, PSE&G agreed to refund the excess deferred income taxes as follows:
•
Protected distribution-related excess deferred income taxes are being refunded to customers over the remaining useful lives of distribution property, plant and equipment through PSE&G’s TAC mechanism. As of December 31, 2024, the balance remaining to be flowed back to customers was approximately $840 million.
•
Previously realized distribution-related tax repair deductions are being refunded to customers over ten years through PSE&G’s TAC mechanism. As of December 31, 2024, the balance remaining to be flowed back to customers was approximately $310 million through 2028.
•
Previously realized distribution-related mixed service cost deductions are being refunded to customers over five years through PSE&G’s TAC mechanism. As of December 31, 2024, the balance to be flowed back to customers was approximately $509 million through 2029.
•
Protected transmission-related excess deferred income taxes are being refunded to customers over the remaining useful life of transmission property, plant and equipment through PSE&G’s transmission formula rate mechanism. As of December 31, 2024, the balance remaining to be flowed back to customers was approximately $928 million.
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
•
GPRC: PSE&G files an annual GPRC petition with the BPU for recovery of amounts associated with the BPU Board-approved energy efficiency (EE) and solar (renewable) energy (RE) programs that include a return on and of investments and capital assets, as well as recovery for deferred expenses and incremental costs. The GPRC investment program component is recovered over the lives of the underlying investments and capital assets which range from five to twenty years.

The approved GPRC components receiving recovery for the return on and of investments include: Carbon Abatement, Energy Efficiency Economic Stimulus Program (EEE), EEE Extension Program, EEE Extension II Program, Solar Generation Investment Program (Solar 4 All®), Solar 4 All® Extension, Solar 4 All® Extension II, Solar Loan II Program, Solar Loan III Program, EE 2017 Program, Clean Energy Future–Energy Efficiency (CEF-EE) and CEF-EE-II.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant 2024 regulatory orders received and currently pending rate filings with the BPU or FERC by PSE&G are as follows:

•
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

•
BGSS—In April 2024, the BPU gave final approval to PSE&G’s BGSS rate of approximately 40 cents per therm.

In September 2024, the BPU approved on a provisional basis, PSE&G's request to decrease its BGSS rate to approximately 33 cents per therm, with the new rate effective October 1, 2024.

•
CIP—In April 2024, the BPU gave final approval to provisional gas CIP rates which were effective October 1, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2024, BPU approved on a provisional basis, PSE&G's annual gas CIP petition to recover estimated deficient gas revenues of approximately $107 million based on the 12-month period ended September 30, 2024 with new rates effective October 1, 2024.

In February 2025, the BPU gave final approval for PSE&G’s updated electric CIP petition to recover approximately $96 million of deficient electric revenues over two years that resulted from the 12-month period ended May 31, 2024, with new rates effective August 1, 2024.

In February 2025, PSE&G filed its 2025 annual electric CIP petition seeking BPU approval to recover estimated deficient electric revenues of approximately $65 Million based on the 12-month period ending May 31, 2025, with new rates proposed to be effective June 1, 2025. This matter is pending.

•
COVID-19 Deferral—In June 2024, the BPU approved recovery of PSE&G’s previously deferred incremental COVID-19 costs over a five-year period, effective June 1, 2025. PSE&G has deferred approximately $131 million as a Regulatory Asset for its net incremental costs, including $68 million for incremental gas bad debt expense associated with customer accounts receivable.
•
Energy Strong II—In April 2024, the BPU approved an annualized increase in electric revenue requirement of $12 million, with rates effective May 1, 2024. The approved electric revenue increase represents the return of and on actual Energy Strong II investments placed in service through December 31, 2023.
•
Gas System Modernization Program II Extension (GSMP II Ext) – In February 2025, PSE&G filed its initial GSMP II Ext cost recovery petition seeking BPU approval to recover in gas base rates an annual revenue increase of $53 million effective August 1, 2025. This filing requests the return on and of investment for GSMP II Ext gas investments expected to be placed in service through April 30, 2025. This matter is pending.
•
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

•
Infrastructure Advancement Program (IAP)—In May 2024, the BPU approved PSE&G's updated IAP cost recovery petition seeking BPU approval to recover in electric base rates an annual revenue increase of $5 million. This increase represents the return of and on investment for IAP electric investments in service through January 31, 2024. New rates were effective June 1, 2024.

In February 2025, PSE&G filed an updated IAP cost recovery petition seeking BPU approval to recover in electric and gas base rates an annual revenue increase of $6 million and $3 million, respectively, effective May 1, 2025. This increase represents the return of and on investment for IAP electric investments in service through January 31, 2025. This matter is pending.

•
RAC— In January 2025, the BPU approved PSE&G’s RAC 30 petition approving recovery of approximately $56 million of net MGP expenditures incurred from August 1, 2021 through July 31, 2022, with new rates effective February 15, 2025.
•
SBC and Non-Utility Generation Charge (NGC) —In March 2024, the BPU approved annual increases in electric and gas SBC revenues of $27 million and $32 million, respectively, pursuant to PSE&G’s 2023 SBC filing to recover electric and gas costs incurred under the Energy Efficiency & Renewable Energy and Social Programs components of the SBC. As part of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COVID-19 Order approved by the BPU in June 2024, PSE&G will commence recovery of $78 million electric bad debt expense deferred within the Social Programs component over a five-year period effective with the approval of PSE&G’s next SBC filing.

In December 2024, PSE&G filed a petition to decrease its annual electric SBC and NGC rates by approximately $3 million and increase its annual SBC gas rate by $38 million based on PSE&G’s actual collections and expenses through November 30, 2024, and its projected collections and expenses through May 31, 2026 under the NGC and the Energy Efficiency & Renewable Energy and Social Programs components of the SBC. This petition includes the commencement of recovery of the previously deferred electric bad debt expense over a five-year period via the Social Programs component of the SBC.

•
Tax Adjustment Credit (TAC)—As part of PSE&G’s distribution rate case settlement, PSE&G agreed to change the electric and gas TAC rates effectuating an annual revenue decrease of approximately $99 million and $107 million, respectively, effective October 15, 2024. The revenue decrease is primarily the result of higher TAC credits to customers due to the flow-back of additional tax benefits related to mixed service costs.

In February 2024, the BPU approved PSE&G’s 2023 TAC filing to increase annual electric and gas revenues by approximately $61 million and $40 million, respectively, with new rates effective March 1, 2024.

•
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

In October 2024, in accordance with its transmission formula rate protocols, PSE&G submitted with FERC its formula rate annual update for 2025. This 2025 update sets forth PSE&G’s annual transmission revenue requirement for the period commencing January 1, 2025 through December 31, 2025, which will result in a $64 million increase in its annual transmission revenue, subject to true-up.

•
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

Note 7. Leases

As of December 31, 2024, PSEG and its subsidiaries were both a lessee and a lessor in operating leases.

Lessee

PSE&G

PSE&G has operating leases for office space for customer service centers, rooftops and land for its Solar 4 All® facilities, equipment, vehicles and land for certain electric substations. These leases have remaining lease terms through 2044, some of which include options to extend the leases for up to four 5-year terms or one 10-year term; and two include options to extend the leases for one 45-year and one 48-year term, respectively. Some leases have fixed rent payments that have escalations based on certain indices, such as the CPI. Certain leases contain variable payments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Costs

The following amounts relate to total operating lease costs, including both amounts recognized in the Consolidated Statements of Operations during the years ended December 31, 2024, 2023 and 2022 and any amounts capitalized as part of the cost of another asset, and the cash flows arising from lease transactions.

	PSE&G	PSEG Power & Other	Total
	Millions
Operating Lease Costs
Year Ended December 31, 2024
Long-term Lease Costs	$43	$15	$58
Short-term Lease Costs	21	3	24
Variable Lease Costs	2	11	13
Total Operating Lease Costs	$66	$29	$95

Year Ended December 31, 2024
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$20	$17	$37

Weighted Average Remaining Lease Term in Years	9	6	7
Weighted Average Discount Rate	4.0%	4.2%	4.1%

	PSE&G	PSEG Power & Other	Total
	Millions
Operating Lease Costs
Year Ended December 31, 2023
Long-term Lease Costs	$34	$19	$53
Short-term Lease Costs	21	6	27
Variable Lease Costs	2	13	15
Total Operating Lease Costs	$57	$38	$95

Year Ended December 31, 2023
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$17	$17	$34

Weighted Average Remaining Lease Term in Years	10	7	8
Weighted Average Discount Rate	4.0%	4.2%	4.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other	Total
	Millions
Operating Lease Costs
Year Ended December 31, 2022
Long-term Lease Costs	$31	$25	$56
Short-term Lease Costs	21	5	26
Variable Lease Costs	2	11	13
Total Operating Lease Costs	$54	$41	$95

Year Ended December 31, 2022
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$17	$25	$42

Weighted Average Remaining Lease Term in Years	11	7	9
Weighted Average Discount Rate	3.5%	4.1%	3.9%

Operating lease liabilities as of December 31, 2024 had the following maturities on an undiscounted basis:

	PSE&G	PSEG Power & Other	Total
	Millions
2025	$19	$16	$35
2026	16	16	32
2027	13	17	30
2028	11	16	27
2029	10	16	26
Thereafter	47	13	60
Total Minimum Lease Payments	$116	$94	$210

The following is a reconciliation of the undiscounted cash flows to the discounted Operating Lease Liabilities recognized on the Consolidated Balance Sheets:

	As of December 31, 2024
	PSE&G	PSEG Power & Other	Total
	Millions
Undiscounted Cash Flows	$116	$94	$210
Reconciling Amount due to Discount Rate	(18)	(11)	(29)
Total Discounted Operating Lease Liabilities	$98	$83	$181

	As of December 31, 2023
	PSE&G	PSEG Power & Other	Total
	Millions
Undiscounted Cash Flows	$125	$111	$236
Reconciling Amount due to Discount Rate	(21)	(15)	(36)
Total Discounted Operating Lease Liabilities	$104	$96	$200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the current portions of Operating Lease Liabilities included in Other Current Liabilities were $29 million and $15 million for PSEG and PSE&G, respectively. As of December 31, 2023, the current portions of Operating Lease Liabilities included in Other Current Liabilities were $27 million and $15 million for PSEG and PSE&G, respectively.

Lessor

PSEG Power & Other

Energy Holdings is the lessor in leveraged leases. See Note 8. Long-Term Investments and Note 9. Financing Receivables.

Energy Holdings is the lessor in an operating lease for a domestic energy generation facility with a remaining term through 2036. As of December 31, 2024, Energy Holdings’ property subject to this lease had a total carrying value of $9 million.

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

The following is the operating lease income for the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
Operating Lease Income	2024	2023	2022
	Millions
Fixed Lease Income	$14	$24	$31
Variable Lease Income	—	—	—
Total Operating Lease Income	$14	$24	$31

Operating leases had the following minimum future fixed lease receipts as of December 31, 2024:

Millions
2025	$14
2026	14
2027	14
2028	14
2029	13
Thereafter	96
Total Minimum Future Lease Receipts	$165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Investments

Long-Term Investments as of December 31, 2024 and 2023 included the following:

	As of December 31,
	2024	2023
	Millions
PSE&G
Life Insurance and Supplemental Benefits	$67	$77
Solar Loans	23	40
PSEG Power & Other
Lease Investments	150	161
Equity Method Investments (A)	21	17
Other	2	—
Total Long-Term Investments	$263	$295

(A)
During the years ended December 31, 2024 and 2023, there were no dividends from these investments. During the year ended December 31, 2022, dividends from these investments were $8 million.

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

Leveraged leases outstanding as of December 31, 2024 commenced in or prior to 2000.The following table shows Energy Holdings’ gross and net lease investment as of December 31, 2024 and2023.

	As of December 31,
	2024	2023
	Millions
Lease Receivables (net of Non-Recourse Debt)	$200	$223
Estimated Residual Value of Leased Assets	—	—
Total Investment in Rental Receivables	200	223
Unearned and Deferred Income	(50)	(62)
Gross Investments in Leases	150	161
Deferred Tax Liabilities	(33)	(36)
Net Investments in Leases	$117	$125

The pre-tax income and income tax effects related to investments in leases were immaterial for the years ended December 31, 2024, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Financing Receivables

PSE&G

PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducted a comprehensive credit review for all borrowers. As of December 31, 2024, none of the solar loans were impaired; however, in the event a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of December 31,
Outstanding Loans by Class of Customers	2024	2023
	Millions
Commercial/Industrial	$38	$60
Residential	2	3
Total	40	63
Current Portion (included in Accounts Receivable)	(17)	(23)
Noncurrent Portion (included in Long-Term Investments)	$23	$40

The solar loans originated under three Solar Loan Programs are comprised as follows:

Programs	Balance as of December 31, 2024	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan I	$1	prior to 2013	10 years	15 years
Solar Loan II	20	prior to 2015	10 years	15 years
Solar Loan III	19	prior to 2022	10 years	10 years
Total	$40

The average life of loans paid in full is eight years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of December 31, 2024 and have an average remaining life of approximately two years. There are no remaining residential loans outstanding under the Solar Loan I program.

Energy Holdings

Energy Holdings had net investments in assets subject to leveraged lease accounting of $117 million as of December 31, 2024 and $125 million as of December 31, 2023 (see Note 8. Long-Term Investments).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Standard & Poor’s (S&P) Credit Rating as of December 31, 2024	As of December 31, 2024
Millions
AA	$7
A-	39
BBB+	154
Total	$200

PSEG recorded no credit losses for the leveraged leases existing on December 31, 2024. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

Note 10. Trust Investments

NDT Fund

In accordance with NRC regulations, entities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear owner places funds in independent external trust accounts it maintains to provide for decommissioning. PSEG Power is required to file periodic reports with the NRC demonstrating that its NDT Fund meets the formula-based minimum NRC funding requirements. PSEG Power maintains an external master NDT to fund its share of decommissioning costs for its five nuclear facilities upon their respective termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. PSEG Power’s share of decommissioning costs related to its five nuclear units was estimated to be between $3.6 billion and $3.8 billion, including contingencies. The liability for decommissioning recorded on a discounted basis as of December 31, 2024 was approximately $1 billion and is included in the ARO. The funds are managed by third-party investment managers who operate under investment guidelines developed by PSEG Power.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$508	$393	$(9)	$892
International	419	98	(29)	488
Total Equity Securities	927	491	(38)	1,380
Available-for-Sale Debt Securities
Government	853	1	(91)	763
Corporate	531	3	(31)	503
Total Available-for-Sale Debt Securities	1,384	4	(122)	1,266
Total NDT Fund Investments (A)	$2,311	$495	$(160)	$2,646

(A)
The NDT Fund Investments table excludes cash and foreign currency of $24 million as of December 31, 2024, which is part of the NDT Fund.

	As of December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$482	$300	$(2)	$780
International	423	118	(11)	530
Total Equity Securities	905	418	(13)	1,310
Available-for-Sale Debt Securities
Government	759	4	(72)	691
Corporate	555	6	(39)	522
Total Available-for-Sale Debt Securities	1,314	10	(111)	1,213
Total NDT Fund Investments (A)	$2,219	$428	$(124)	$2,523

(A)
The NDT Fund Investments table excludes cash and foreign currency of $1 million as of December 31, 2023, which is part of the NDT Fund.

Net unrealized gains (losses) on debt securities of $(69) million (after-tax) were included in Accumulated Other Comprehensive Loss (AOCL) on PSEG’s Consolidated Balance Sheet as of December 31, 2024. The portion of net unrealized gains (losses) recognized during 2024 related to equity securities still held at the end of December 31, 2024 was $99 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as shown in the following table.

	As of December 31,
	2024	2023
	Millions
Accounts Receivable	$18	$19
Accounts Payable	$5	$6

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of December 31, 2024				As of December 31, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$73	$(8)	$4	$(1)	$44	$(1)	$4	$—
International	126	(19)	22	(10)	35	(4)	28	(8)
Total Equity Securities	199	(27)	26	(11)	79	(5)	32	(8)
Available-for-Sale Debt Securities
Government (B)	295	(7)	382	(84)	90	(1)	432	(71)
Corporate (C)	119	(2)	227	(29)	19	—	329	(39)
Total Available-for-Sale Debt Securities	414	(9)	609	(113)	109	(1)	761	(110)
NDT Trust Investments	$613	$(36)	$635	$(124)	$188	$(6)	$793	$(118)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Years Ended December 31,
	2024	2023	2022
	Millions
Proceeds from Sales (A)	$1,504	$1,685	$1,521
Net Realized Gains (Losses):
Gross Realized Gains	$132	$142	$86
Gross Realized Losses	(54)	(100)	(136)
Net Realized Gains (Losses) on NDT Fund (B)	78	42	(50)
Net Unrealized Gains (Losses) on Equity Securities	47	146	(205)
Net Gains (Losses) on NDT Fund Investments	$125	$188	$(255)

(A)
Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)
The cost of these securities was determined on the basis of specific identification.

The NDT Fund debt securities held as of December 31, 2024 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$17
1 - 5 years	358
6 - 10 years	215
11 - 15 years	64
16 - 20 years	109
Over 20 years	503
Total NDT Available-for-Sale Debt Securities	$1,266

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	105	—	(22)	83
Corporate	76	—	(11)	65
Total Available-for-Sale Debt Securities	181	—	(33)	148
Total Rabbi Trust Investments	$189	$9	$(33)	$165

	As of December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$10	$8	$—	$18
Available-for-Sale Debt Securities
Government	110	—	(19)	91
Corporate	80	—	(10)	70
Total Available-for-Sale Debt Securities	190	—	(29)	161
Total Rabbi Trust Investments	$200	$8	$(29)	$179

Net unrealized gains (losses) on debt securities of $(24) million (after-tax) were included in AOCL on PSEG’s Consolidated Balance Sheet as of December 31, 2024. The portion of net unrealized gains (losses) recognized during 2024 related to equity securities still held at the end of December 31, 2024 was approximately $1 million.

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as shown in the following table.

	As of December 31,
	2024	2023
	Millions
Accounts Receivable	$1	$1
Accounts Payable	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than and greater than 12 months:

	As of December 31, 2024				As of December 31, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$10	$—	$71	$(22)	$3	$—	$83	$(19)
Corporate (B)	11	—	49	(11)	3	—	60	(10)
Total Available-for-Sale Debt Securities	21	—	120	(33)	6	—	143	(29)
Rabbi Trust Investments	$21	$—	$120	$(33)	$6	$—	$143	$(29)

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

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Years Ended December 31,
	2024	2023	2022
	Millions
Proceeds from Rabbi Trust Sales	$33	$29	$65
Net Realized Gains (Losses):
Gross Realized Gains	$3	$5	$5
Gross Realized Losses	(2)	(6)	(9)
Net Realized Gains (Losses) on Rabbi Trust (A)	1	(1)	(4)
Net Unrealized Gains (Losses) on Equity Securities	1	2	(6)
Net Gains (Losses) on Rabbi Trust Investments	$2	$1	$(10)

(A)
The cost of these securities was determined on the basis of specific identification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Rabbi Trust debt securities held as of December 31, 2024 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$4
1 - 5 years	30
6 - 10 years	16
11 - 15 years	10
16 - 20 years	15
Over 20 years	73
Total Rabbi Trust Available-for-Sale Debt Securities	$148

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

The fair value of the Rabbi Trust related to PSEG and PSE&G are detailed as follows:

	As of December 31,	As of December 31,
	2024	2023
	Millions
PSE&G	$30	$32
PSEG Power & Other	135	147
Total Rabbi Trust Investments	$165	$179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Updated nuclear cost studies are obtained triennially unless new information necessitates more frequent updates. The most recent cost study was completed in 2024. When assumptions are revised to calculate fair values of existing AROs, generally, the ARO balance and corresponding long-lived asset are adjusted which impact the amount of accretion and depreciation expense recognized in future periods. For PSE&G, Regulatory Assets and Regulatory Liabilities result when accretion and amortization are adjusted to match rates established by regulators resulting in the regulatory deferral of any gain or loss.

The changes to the ARO liabilities for PSEG and PSE&G during 2023 and 2024 are presented in the following table:

	PSEG	PSE&G	PSEG Power & Other
	Millions
ARO Liability as of January 1, 2023	$1,499	$384	$1,115
Liabilities Settled	(13)	(13)	—
Accretion Expense	51	—	51
Accretion Expense Deferred and Recovered in Rate Base (A)	16	16	—
Revision to Present Values of Estimated Cash Flows	(85)	14	(99)
ARO Liability as of December 31, 2023	$1,468	$401	$1,067
Liabilities Settled	$(26)	$(12)	$(14)
Accretion Expense	49	—	49
Accretion Expense Deferred and Recovered in Rate Base (A)	16	16	—
Revision to Present Values of Estimated Cash Flows	(7)	52	(59)
ARO Liability as of December 31, 2024	$1,500	$457	$1,043

(A)
Not reflected as expense in Consolidated Statements of Operations.

In 2024, PSE&G recorded an increase to its ARO liabilities primarily due to the impact of increases in labor rates and other costs, partially offset by decreases from changes in inflation and discount rate assumptions. Those changes had no impact on PSE&G’s Consolidated Statement of Operations.

In February 2022, the NRC issued an order related to its review of the subsequent license renewal (SLR) application for the Peach Bottom nuclear units. While the NRC had previously granted the SLR to the Peach Bottom units, the NRC was responding to pending motions that had not previously been adjudicated. In its decision, the NRC concluded that the previous environmental

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2023, PSEG Power reassessed its asset retirement cost (ARC) and ARO assumptions related to its Hope Creek and Salem nuclear plants, based upon the expectation of PTCs beginning in 2024. As a result, PSEG Power decreased its ARC asset and ARO liability by $99 million, reflecting a decrease in the probability of early retirement and an increase in the probability the units would obtain additional license renewals.

In December 2024, PSEG Power reassessed its ARC and ARO assumptions related to its nuclear plants, as part of the triennial cost study update. As a result, PSEG Power decreased its ARC asset and ARO liability by $59 million, primarily reflected by an increase in the probability the units would obtain additional license renewals, partially offset by increases in inflation rates and other costs.

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

In July 2023, PSEG and Fiduciary Counselors Inc., as independent fiduciary of the Plans, entered into a commitment agreement (for a “lift-out”) with The Prudential Insurance Company of America (the Insurer) under which the Plans agreed to purchase a nonparticipating single premium group annuity contract that has transferred to the Insurer approximately $1 billion of the Plans’ defined benefit pension obligations and associated Plan assets related to certain pension benefits. The contract covers approximately 2,000 retirees from PSEG Power & Other, excluding Services (Participants). In August 2023, assets were transferred to the Insurer and the transaction was closed. Under the contract, the Insurer made an irrevocable commitment, and is solely responsible, to pay benefits of each Participant that are due on and after December 31, 2023. The transaction resulted in no changes to the amount of benefits payable to Participants.

Amounts for Servco are not included in any of the following pension and OPEB benefit information for PSEG and its affiliates but rather are separately disclosed later in this note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in the benefit obligation and the fair value of plan assets during each of the two years in the periods ended December 31, 2024 and 2023. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year (A)	$4,758	$5,628	$802	$851
Service Cost	94	90	3	3
Interest Cost	225	259	37	41
Actuarial (Gain) Loss (B)	(291)	103	(39)	(30)
Gross Benefits Paid	(309)	(352)	(76)	(68)
Settlements	—	(970)	—	—
Other	—	—	—	5
Benefit Obligation at End of Year (A)	$4,477	$4,758	$727	$802
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$4,140	$4,911	$440	$429
Actual Return on Plan Assets	134	539	18	51
Employer Contributions	13	12	41	28
Gross Benefits Paid	(309)	(352)	(76)	(68)
Settlements	—	(970)	—	—
Fair Value of Assets at End of Year	$3,978	$4,140	$423	$440
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$(499)	$(618)	$(304)	$(362)
Additional Amounts Recognized in the Consolidated Balance Sheets
Current Accrued Benefit Cost	$(11)	$(12)	$(12)	$(13)
Noncurrent Accrued Benefit Cost	(488)	(606)	(292)	(349)
Amounts Recognized	$(499)	$(618)	$(304)	$(362)
Additional Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulated Assets, Deferred Assets and Deferred Liabilities (C)
Prior Service Cost (Credit)	$—	$—	$4	$6
Net Actuarial Loss (Gain)	1,481	1,656	(26)	(6)
Total	$1,481	$1,656	$(22)	$—

(A)
Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other benefits. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation or retirement.
(B)
For pension benefits and OPEB, the net actuarial gains in 2024 were due primarily to an increase in the discount rate, partially offset by actuarial losses driven by a lower than expected return on assets. For pension benefits, the net actuarial loss in 2023 was due primarily to a decrease in the discount rate. For OPEB, the net actuarial gain in 2023 was primarily due to assumption updates.
(C)
Includes $107 million ($76 million, after-tax) and $143 million ($102 million, after-tax) in AOCL related to Pension and OPEB as of December 31, 2024 and 2023, respectively. Also includes Regulatory Assets of $1,227 million, Deferred Assets of $134 million and Deferred Liabilities of $9 million as of December 31, 2024 and Regulatory Assets of $1,427 million and Deferred Assets of $141 million as of December 31, 2023. The Regulatory Asset amounts do not include $103 million and $55 million as of December 31, 2024 and 2023, respectively, as a result of modifying the method for calculating pension expense for ratemaking purposes, approved by the BPU effective January 1, 2023.

The pension benefits table above provides information relating to the funded status of the qualified and nonqualified pension and OPEB plans on an aggregate basis. As of December 31, 2024, PSEG had funded approximately 89% of its projected pension benefit obligation. This percentage does not include $165 million of assets in the Rabbi Trust as of December 31, 2024, which provide funding for the nonqualified pension plans and certain deferred compensation. The nonqualified pension plans included in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the projected benefit obligation in the above table were $132 million. As of December 31, 2024, PSEG had funded approximately 92% of its projected qualified pension benefit obligation.

Accumulated Benefit Obligation

The accumulated benefit obligation for all PSEG’s defined benefit pension plans was $4.4 billion as of December 31, 2024 and $4.7 billion as of December 31, 2023.

The following table provides the components of net periodic benefit relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco for the years ended December 31, 2024, 2023 and 2022. Amounts shown do not reflect the impacts of capitalization, co-owner allocations and the 2023 BPU accounting order. Only the service cost component is eligible for capitalization, when applicable.

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2024	2023	2022	2024	2023	2022
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$94	$90	$142	$3	$3	$6
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	225	259	167	37	41	26
Expected Return on Plan Assets	(321)	(361)	(484)	(34)	(33)	(42)
Amortization of Net
Prior Service Credit	—	—	—	2	(52)	(129)
Actuarial Loss	71	83	60	(2)	(2)	15
Settlement Charge Resulting from Pension Lift-Out	—	338	—	—	—	—
Non-Service Components of Pension and OPEB (Credits) Costs	(25)	319	(257)	3	(46)	(130)
Total Net Benefit (Credits) Costs	$69	$409	$(115)	$6	$(43)	$(124)

Pension and OPEB (credits) costs for PSEG and PSE&G are detailed as follows:

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2024	2023	2022	2024	2023	2022
	Millions
PSE&G	$43	$50	$(70)	$(2)	$(42)	$(109)
PSEG Power & Other	26	359	(45)	8	(1)	(15)
Total Net Benefit (Credits) Costs	$69	$409	$(115)	$6	$(43)	$(124)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the pre-tax changes recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets, Deferred Assets and Deferred Liabilities:

	Pension		Other Benefits
	2024	2023	2024	2023
	Millions
Net Actuarial (Gain) Loss in Current Period due to Plan Experience and Assumption Changes	$(104)	$(35)	$(22)	$(49)
Net Actuarial (Gain) Loss due to Settlements/Curtailments	—	(39)	—	—
Amortization of Net Actuarial Gain (Loss)	(71)	(83)	2	2
Recognition of Net Actuarial (Gain) Loss due to Settlements/Curtailments	—	(338)	—	—
Prior Service Cost (Credit) in Current Period	—	—	—	6
Amortization of Prior Service Credit	—	—	(2)	52
Total	$(175)	$(495)	$(22)	$11

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022

Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	5.68%	5.02%	5.20%	5.59%	4.96%	5.16%
Rate of Compensation Increase	4.60%	4.60%	4.40%	4.60%	4.60%	4.40%
Cash Balance Interest Crediting Rate	6.00%	6.00%	6.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount Rate	5.02%	5.20%	2.94%	4.96%	5.16%	2.82%
Service Cost Interest Rate	5.14%	5.31%	3.19%	5.03%	5.23%	3.06%
Interest Cost Interest Rate	4.91%	5.09%	2.37%	4.88%	5.07%	2.21%
Expected Return on Plan Assets	8.10%	8.10%	7.20%	8.10%	8.10%	7.20%
Rate of Compensation Increase	4.60%	4.40%	4.40%	4.60%	4.40%	4.40%
Cash Balance Interest Crediting Rate	6.00%	6.00%	6.00%	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates as of December 31
Health Care Costs
Immediate Rate				9.08%	8.89%	6.98%
Ultimate Rate				4.75%	4.75%	4.75%
Year Ultimate Rate Reached				2034	2033	2032

Plan Assets

The investments of pension and OPEB plans are held in a trust account by the Trustee and consist of an undivided interest in an investment account of the Master Trust. The investments in the pension and OPEB plans are measured at fair value within a hierarchy that prioritizes the inputs to fair value measurements into three levels. See Note 17. Fair Value Measurements for more information on fair value guidance. Use of the Master Trust permits the commingling of pension plan assets and OPEB plan assets for investment and administrative purposes. Although assets of the plans are commingled in the Master Trust, the Trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the respective participating plans. The net investment income of the investment assets is allocated by the Trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. As of December 31, 2024, the pension plan interest and OPEB plan interest in such assets of the Master Trust were approximately 90% and 10%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the investments measured at fair value on a recurring basis as of December 31, 2024 and 2023, including the fair value measurements and the levels of inputs used in determining those fair values.

	Recurring Fair Value Measurements as of December 31, 2024
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents (A)	$21	$13	$8
Equity Securities
Common Stock (B)	661	661	—
Commingled (C)	1,916	—	1,916
Debt Securities (D)
U.S. Treasury	1,099	—	1,099
Commingled	6	6	—
Subtotal Fair Value	$3,703	$680	$3,023
Measured at net asset value practical expedient
Commingled—Equities (E)	382
Real Estate Investment (F)	308
Other	1
Total Fair Value (G)	$4,394

	Recurring Fair Value Measurements as of December 31, 2023
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents (A)	$39	$39	$—
Equity Securities
Common Stock (B)	748	748	—
Commingled (C)	1,376	—	1,376
Debt Securities (D)
U.S. Treasury	1,299	—	1,299
Commingled	4	4	—
Subtotal Fair Value	$3,466	$791	$2,675
Measured at net asset value practical expedient
Commingled—Equities (E)	745
Real Estate Investment (F)	365
Other	2
Total Fair Value (G)	$4,578

(A)
The Collective Investment Fund publishes a daily net asset value (NAV) which participants may use for daily redemptions without restrictions (Level 1).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)
Common stocks are measured using observable data in active markets and considered Level 1.
(C)
Commingled Funds that publish daily NAV but with certain near-term redemption restrictions which prevent redemption at the published daily NAV are classified as Level 2.
(D)
Debt securities include mainly U.S. Treasury obligations. These investments are valued using an evaluated pricing approach that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads or the most recent quotes for similar securities which are a Level 2 measure.
(E)
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
(F)
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
(G)
Excludes net receivables of $6 million and $2 million as of December 31, 2024 and 2023, respectively, which consist of interest, dividends and receivables and payables related to pending securities sales and purchases. In addition, the table excludes cash and foreign currency of $1 million as of December 31, 2024.

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans as of the measurement date, December 31:

	As of December 31,
Investments	2024	2023
Equity Securities	67%	63%
Debt Securities	25%	28%
Other Investments	8%	9%
Total Percentage	100%	100%

PSEG utilizes forecasted returns, risk, and correlation of all asset classes in order to develop an efficient portfolio. PSEG’s long-term target asset allocation of 54% equities, 18% real assets and 28% fixed income is consistent with the funds’ financial objectives. Certain investments in real assets (13% as of December 31, 2024) are made through investing in equity securities and tracked as equities when reporting fair value; however, they are viewed by their asset class, real assets, in our target asset allocation. Derivative financial instruments are used by the plans’ investment managers primarily to adjust the fixed income duration of the portfolio and hedge the currency risk component of foreign investments. The expected long-term rate of return on plan assets was 8.1% for 2024 and will remain at 8.1% for 2025. This expected return includes a premium for active management.

Plan Contributions

PSEG plans to contribute $5 million to its OPEB plan and may choose to contribute up to $100 million to its pension plans in 2025. Internal Revenue Service (IRS) minimum funding requirements for pension plans are determined based on the fund’s assets and liabilities at the end of a calendar year for the subsequent calendar year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following pension benefit and postretirement benefit payments are expected to be paid to plan participants.

Year	Pension Benefits	Other Benefits
	Millions
2025	$372	$73
2026	333	71
2027	340	69
2028	346	67
2029	353	64
2030-2034	1,792	272
Total	$3,536	$616

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

	Thrift Plan and Savings Plan
	Years Ended December 31,
	2024	2023	2022
	Millions
PSE&G	$31	$29	$28
PSEG Power & Other	14	14	14
Total Employer Matching Contributions	$45	$43	$42

The 401(k) plans were amended to allow eligible employees hired on or after January 1, 2025 two options for participation in the 401(k) plans. The first option provides for pay credits in the Cash Balance components of PSEG's qualified pension plans and an employer match of employee 401(k) contributions noted above. The second option provides participants a 4% non-elective employer contribution and a 100% employer match of employee contributions up to 4% in the 401(k) plans, with no participation in the qualified pension plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in Servco’s benefit obligation and the fair value of its plan assets during the years ended December 31, 2024 and 2023. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year (A)	$535	$452	$514	$455
Service Cost	28	24	14	12
Interest Cost	26	23	25	24
Actuarial (Gain) Loss (B)	(54)	31	(29)	35
Plan Amendment	—	16	—	—
Gross Benefits Paid	(14)	(11)	(14)	(12)
Benefit Obligation at End of Year (A)	$521	$535	$510	$514
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$433	$370	$—	$—
Actual Return on Plan Assets	46	56	—	—
Employer Contributions	25	18	14	12
Gross Benefits Paid	(14)	(11)	(14)	(12)
Fair Value of Assets at End of Year	$490	$433	$—	$—
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$(31)	$(102)	$(510)	$(514)
Additional Amounts Recognized in the Consolidated Balance Sheets
Accrued Pension Costs of Servco	$(31)	$(102)	N/A	N/A
OPEB Costs of Servco	N/A	N/A	(510)	(514)
Amounts Recognized (C)	$(31)	$(102)	$(510)	$(514)

(A)
Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other benefits. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation or retirement.
(B)
For pension benefits, the net actuarial gain in 2024 was due primarily to an increase in the discount rate. For OPEB, the net actuarial gain in 2024 was due primarily to an increase in the discount rate partially offset by other assumption updates. For pension benefits and OPEB, the net actuarial losses in 2023 were due primarily to a decrease in the discount rate and other assumption updates.
(C)
Amounts equal to the accrued pension and OPEB costs of Servco are offset in Long-Term Receivable of VIE on PSEG’s Consolidated Balance Sheets.

Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. The pension-related revenues and costs for 2024, 2023 and 2022 were $25 million, $18 million and $30 million, respectively. Servco has contributed its entire planned contribution amount to its pension plan trusts during 2024. The OPEB-related revenues earned and costs incurred were $14 million, $12 million and $10 million in 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to determine the benefit obligations of Servco:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	5.84%	5.13%	5.30%	5.87%	5.16%	5.34%
Rate of Compensation Increase	5.50%	5.54%	3.95%	5.50%	5.54%	3.95%
Cash Balance Interest Crediting Rate	4.84%	4.13%	4.30%	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates as of December 31
Health Care Costs
Immediate Rate				7.46%	6.84%	6.71%
Ultimate Rate				4.75%	4.75%	4.75%
Year Ultimate Rate Reached				2036	2033	2032

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

The following tables present information about Servco’s investments measured at fair value on a recurring basis as of December 31, 2024 and 2023, including the fair value measurements and the levels of inputs used in determining those fair values.

	Recurring Fair Value Measurements as of December 31, 2024
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents	$2	$2	$—
Equity Securities
Common Stock (A)	35	35	—
Commingled (B)	334	—	334
Commingled Bonds (B)	119	—	119
Total Fair Value	$490	$37	$453

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2023
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents	$2	$2	$—
Equity Securities
Common Stock (A)	32	32	—
Commingled (B)	294	—	294
Commingled Bonds (B)	105	—	105
Total Fair Value	$433	$34	$399

(A)
Common stocks are measured using observable data in active markets and considered Level 1.
(B)
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

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans of Servco as of the measurement date, December 31:

	As of December 31,
Investments	2024	2023
Equity Securities	76%	76%
Debt Securities	24%	24%
Total Percentage	100%	100%

Servco utilizes forecasted returns, risk, and correlation of all asset classes in order to develop an efficient portfolio. Servco’s long-term target asset allocation of 60% equities, 15% real assets and 25% fixed income is consistent with the funds’ financial objectives. Certain investments in real assets (15% at December 31, 2024) are made through investing in equity securities and tracked as equities when reporting fair value; however, they are viewed by their asset class, real assets, in our target asset allocation. The expected long-term rate of return on plan assets was 8.0% for 2024 and will be 8.0% for 2025. This expected return includes a premium for active management.

Plan Contributions

Servco plans to contribute $23 million into its pension plan during 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following pension benefit and postretirement benefit payments are expected to be paid to Servco’s plan participants:

Year	Pension Benefits	Other Benefits
	Millions
2025	$17	$14
2026	20	16
2027	23	18
2028	25	20
2029	28	22
2030-2034	181	140
Total	$294	$230

Servco 401(k) Plans

Servco sponsors two 401(k) plans, which are defined contribution retirement plans subject to ERISA. Eligible non-represented employees of Servco participate in the Long Island Electric Utility Servco LLC Incentive Thrift Plan I (Thrift Plan I), and eligible represented employees of Servco participate in the Long Island Electric Utility Servco LLC Incentive Thrift Plan II (Thrift Plan II). Participants in the plans may contribute up to 50% of their eligible compensation to these plans, not to exceed the IRS maximums, including any catch-up contributions for those employees age 50 and above. Servco does not provide an employer match or core contribution for employees in Thrift Plan II. For employees in Thrift Plan I, Servco matches 50% of such employee contributions up to 8% of eligible compensation and provides core contributions (based on years of service and age) to employees who do not participate in Servco’s Retirement Income Plan. The amount expensed by Servco for employer matching contributions was $13 million, $10 million and $9 million for the years ended December 31, 2024, 2023 and 2022. Pursuant to the OSA, Servco recognizes Operating Revenues for the reimbursement of these costs.

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

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
	Millions
Face Value of Outstanding Guarantees	$1,272	$1,381
Exposure under Current Guarantees	$47	$118

Letters of Credit - Counterparty Margining Posted	$4	$10
Letters of Credit - Counterparty Margining Received	$24	$91

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(1)	$(2)
Net Broker Balance Deposited (Received)	$245	$115

Additional Amounts Posted
Other Letters of Credit	$155	$180

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Occidental Chemical Corporation (Occidental) has voluntarily completed the design of the cleanup plan for the Lower 8.3 miles and has received an EPA Unilateral Administrative Order directing it to design the cleanup plan for the Upper 9 miles. It has filed two lawsuits against PSE&G and others to attempt to recover costs associated with this work and to obtain a declaratory judgment of parties’ shares of any future costs. PSEG cannot predict the outcome of the litigation.

The EPA finalized and received court approval of a settlement with 82 parties who have agreed to pay $150 million to resolve their LPRSA CERCLA liability, in whole or in part. PSE&G and PSEG Power are not included in the proposed settlement, but the EPA sent PSE&G, Occidental, and several other Potentially Responsible Parties (PRPs) a letter in March 2022 inviting them to submit to the EPA individually or jointly an offer to fund or participate in the next stages of the remediation. PSEG submitted a good faith offer to the EPA in June 2022 on behalf of PSE&G and PSEG Power. PSEG understands that the EPA is evaluating its offer.

As of December 31, 2024, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MGP Remediation Program

PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $210 million and $234 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $210 million as of December 31, 2024. Of this amount, $54 million was recorded in Other Current Liabilities and $156 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $210 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.

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

In June 2016, the NJDEP issued a final New Jersey Pollutant Discharge Elimination System permit for Salem. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed an administrative hearing request challenging certain conditions of the permit, including the NJDEP’s application of the 316(b) rule. In November 2024, Riverkeeper’s administrative hearing request was denied, though the denial is subject to review by the NJDEP Commissioner and appeal by Riverkeeper. If the Riverkeeper’s challenge is ultimately successful, PSEG Power may be required to incur additional costs to comply with the CWA. Potential cooling water and/or service water system modification costs could be material and could adversely impact the economic competitiveness of this facility.

BGS, BGSS and ZECs

Each year, PSE&G obtains its electric supply requirements through annual New Jersey BGS auctions for two categories of customers that choose not to purchase electric supply from third-party suppliers. The first category is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold (BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to applicable BPU rules, PSE&G enters into the Supplier Master Agreements with the winners of these RSCP and CIEP BGS auctions to purchase BGS for PSE&G’s load requirements. The winners of the RSCP and CIEP auctions are responsible for fulfilling all the requirements of a PJM load-serving entity including the provision of capacity, energy, ancillary services and any other services required by PJM. As such, prices set through these auctions are impacted by prices set in the PJM capacity auctions, which significantly increased for the 2025/2026 auction year. See Note 2. Revenues for additional information. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.

The BGS-CIEP auction is for a one-year supply period from June 1 to May 31 with the BGS-CIEP auction price measured in dollars per MW-day for capacity. The final price for the BGS-CIEP auction year commencing June 1, 2025 is $696.05 per MW-day, replacing the BGS-CIEP auction year price ending May 31, 2025 of $378.21 per MW-day. Energy for BGS-CIEP is priced at hourly PJM locational marginal prices for the contract period.

PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2022	2023	2024	2025
36-Month Terms Ending	May 2025	May 2026	May 2027	May 2028	(A)
Load (MW)	2,800	2,800	2,900	2,800
$ per MWh	$76.30	$93.11	$80.88	$107.36

(A)
Prices set in the 2025 BGS auction will become effective on June 1, 2025 when the 2022 BGS auction agreements expire.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	PSEG Power’s Share of Commitments through 2029
Millions
Nuclear Fuel
Uranium	$442
Enrichment	$357
Fabrication	$227
Natural Gas	$1,406

FERC Matters

FERC has been conducting a non-public investigation of the Roseland-Pleasant Valley (RPV) transmission project. In December 2024, FERC approved an agreement between PSE&G and FERC Enforcement Staff resolving its investigation. The agreement includes a $6.6 million civil penalty and the implementation of certain compliance requirements, in addition to the process improvements that PSE&G has already implemented. It also includes a statement that nothing in the agreement reflects a challenge by FERC Enforcement to the end-of-life determination relative to the project and that no disgorgement has been sought. In a December 2024 proceeding related to PJM’s annual cost allocation filing, an intervenor raised an objection related to the recovery of costs for the RPV project. FERC issued an order declining to take action with respect to the intervenor’s objection. PSEG cannot predict whether there will be objections raised in other forums.

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

Litigation

Sewaren 7 Construction

In June 2018, a complaint was filed in federal court in Newark, New Jersey against PSEG Fossil LLC, which at the time was a wholly owned subsidiary of PSEG Power, regarding an ongoing dispute with Durr Mechanical Construction, Inc. (Durr), a contractor on the Sewaren 7 project. Among other things, Durr sought damages of $93 million and alleges that PSEG Power withheld money owed to Durr and that PSEG Power’s intentional conduct led to the inability of Durr to obtain prospective contracts. PSEG Power intends to vigorously defend against these allegations. In January 2021, the court partially granted PSEG Power’s motion to dismiss certain claims, reducing the amount claimed to $68 million. In December 2018, Durr filed for Chapter 11 bankruptcy in the federal court in the Southern District of New York (SDNY). The SDNY bankruptcy court has allowed the New Jersey litigation to proceed. PSEG Power has accrued an amount related to outstanding invoices which does not reflect an assessment of claims and potential counterclaims in this matter. At this time, PSEG Power cannot predict the outcome of this matter.

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

Nuclear Insurance Coverages and Assessments

PSEG Power is a member of the joint underwriting association, American Nuclear Insurers (ANI), which provides nuclear liability insurance coverage at the Salem and Hope Creek site and the Peach Bottom site. The ANI policies are designed to satisfy the financial protection requirements outlined in the Price-Anderson Act, which sets the limit of liability for claims that could arise from an incident involving any licensed nuclear facility in the United States. The limit of liability per incident per site is composed of primary and excess layers. As of December 31, 2024, nuclear sites were required to purchase $500 million of primary liability coverage for each site through ANI. The primary layer is supplemented by an excess layer, which is an industry self-insurance pool. In the event a nuclear site, which is part of the industry self-insurance pool, has a claim that exceeds the primary layer, each licensee would be assessed a prorated share of the excess layer. The excess layer limit is $15.8 billion. PSEG Power’s maximum aggregate assessment per incident is $522 million based on PSEG Power’s ownership interests in Salem, Hope Creek and Peach Bottom and its maximum aggregate annual assessment per incident is $78 million. If the damages exceed the limit of liability, Congress could impose further revenue-raising measures on the nuclear industry to pay claims. Further, a decision by the U.S. Supreme Court, not involving PSEG Power, held that the Price-Anderson Act did not preclude punitive damage awards based on state law claims.

PSEG Power is also a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides the property, decontamination and decommissioning liability insurance at the Salem and Hope Creek site and the Peach Bottom site. NEIL also provides replacement power coverage through its accidental outage policy. NEIL policies may make retrospective premium assessments in the case of adverse loss experience. The current maximum aggregate annual retrospective premium obligation for PSEG Power is approximately $52 million. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium, or some other means of assurance. Certain provisions in the NEIL policies provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on that site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.

The ANI and NEIL policies all include coverage for claims arising out of acts of terrorism. However, NEIL policies are subject to an industry aggregate limit of $3.24 billion plus such additional amounts as NEIL recovers for such losses from reinsurance, indemnity and any other source applicable to such losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Debt and Credit Facilities

Long-Term Debt

		As of December 31,
	Maturity	2024	2023
		Millions
PSEG
Senior Notes:
2.88%	2024	$—	$750
0.80%	2025	550	550
5.85%	2027	700	700
5.88%	2028	600	600
5.20%	2029	750	—
1.60%	2030	550	550
8.63%	2031	96	96
2.45%	2031	750	750
6.13%	2033	400	400
5.45%	2034	500	—
Total Senior Notes		4,896	4,396
Principal Amount Outstanding		4,896	4,396
Amounts Due Within One Year		(550)	(750)
Net Unamortized Discount and Debt Issuance Costs		(30)	(25)
Total Long-Term Debt of PSEG		$4,316	$3,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2024	2023
		Millions
PSE&G
First and Refunding Mortgage Bonds (A):
8.00%	2037	$7	$7
5.00%	2037	8	8
Total First and Refunding Mortgage Bonds		15	15
Medium-Term Notes (A):
3.75%	2024	—	250
3.15%	2024	—	250
3.05%	2024	—	250
3.00%	2025	350	350
0.95%	2026	450	450
2.25%	2026	425	425
3.00%	2027	425	425
3.70%	2028	375	375
3.65%	2028	325	325
3.20%	2029	375	375
2.45%	2030	300	300
1.90%	2031	425	425
3.10%	2032	500	500
4.90%	2032	400	400
4.65%	2033	500	500
5.20%	2033	500	500
5.20%	2034	450	—
4.85%	2034	600	—
5.25%	2035	250	250
5.70%	2036	250	250
5.80%	2037	350	350
5.38%	2039	250	250
5.50%	2040	300	300
3.95%	2042	450	450
3.65%	2042	350	350
3.80%	2043	400	400
4.00%	2044	250	250
4.05%	2045	250	250
4.15%	2045	250	250
3.80%	2046	550	550
3.60%	2047	350	350
4.05%	2048	325	325
3.85%	2049	375	375
3.20%	2049	400	400
3.15%	2050	300	300
2.70%	2050	375	375
2.05%	2050	375	375
3.00%	2051	450	450
5.13%	2053	400	400
5.45%	2053	400	400
5.45%	2054	550	—
5.30%	2054	500	—
Total MTNs		15,100	13,750
Principal Amount Outstanding		15,115	13,765
Amounts Due Within One Year		(350)	(750)
Net Unamortized Discount and Selling Expense		(117)	(102)
Total Long-Term Debt of PSE&G		$14,648	$12,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2024	2023
		Millions
PSEG Power
Term Loan:
Variable Rate	2025	$1,250	$1,250
Total Term Loan		1,250	1,250
Amounts Due Within One Year		(1,250)	—
Total Long-Term Debt of PSEG Power		$—	$1,250

(A)
Secured by essentially all property of PSE&G pursuant to its First and Refunding Mortgage.

Long-Term Debt Maturities

The aggregate principal amounts of maturities for each of the five years following December 31, 2024 are as follows:

Year	PSEG	PSE&G	PSEG Power	Total
	Millions
2025	$550	$350	$1,250	$2,150
2026	—	875	—	875
2027	700	425	—	1,125
2028	600	700	—	1,300
2029	750	375	—	1,125
Thereafter	2,296	12,390	—	14,686
Total	$4,896	$15,115	$1,250	$21,261

Long-Term Debt Financing Transactions

During 2024, the following long-term debt transactions occurred:

PSEG

•
issued $750 million of 5.20% Senior Notes due April 2029,
•
issued $500 million of 5.45% Senior Notes due April 2034, and
•
retired $750 million of 2.88% Senior Notes at maturity.

PSE&G

•
issued $450 million of 5.20% Secured Medium-Term Notes, Series Q, due March 2034,
•
issued $550 million of 5.45% Secured Medium-Term Notes, Series Q, due March 2054,
•
issued $600 million of 4.85% Secured Medium-Term Notes, Series Q, due August 2034,
•
issued $500 million of 5.30% Secured Medium-Term Notes, Series Q, due August 2054,
•
retired $250 million of 3.75% Secured Medium-Term Notes, Series I, at maturity,
•
retired $250 million of 3.15% Secured Medium-Term Notes, Series J, at maturity, and
•
retired $250 million of 3.05% Secured Medium-Term Notes, Series J, at maturity.

In December 2024, PSEG Power amended its existing $1.25 billion variable rate 3-year term loan agreement to extend through June 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Liquidity

PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facility.

The commitments under the $3.8 billion credit facilities are provided by a diverse bank group. As of December 31, 2024, the total available credit capacity was $2.5 billion.

As of December 31, 2024, no single institution represented more than 9% of the total commitments in the credit facilities.

As of December 31, 2024, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.

Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

The total committed credit facilities and available liquidity as of December 31, 2024 were as follows:

	As of December 31, 2024
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$764	$736	Mar 2028	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$764	$736
PSE&G
Revolving Credit Facility	$1,000	$468	$532	Mar 2028	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$468	$532
PSEG Power
Revolving Credit Facility (A)	$1,250	$37	$1,213	Mar 2028	Funding/Letters of Credit
Letter of Credit Facility	75	45	30	Apr 2026	Letters of Credit
Total PSEG Power	$1,325	$82	$1,243
Total (C)	$3,825	$1,314	$2,511

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
(B)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of December 31, 2024, PSEG had $749 million outstanding commercial paper at a weighted average interest rate of 4.78% and PSE&G had $444 million commercial paper outstanding at a weighted average interest rate of 4.71%.
(C)
Amounts do not include uncommitted credit facilities or 364-day term loans, if any apply.

PSEG Power has uncommitted credit facilities totaling $200 million, which can be utilized for letters of credit. As of December 31, 2024, PSEG Power had $75 million in letters of credit outstanding under these uncommitted credit facilities. In addition, a subsidiary of PSEG Power has an uncommitted credit facility for $150 million, which can be utilized for cash collateral postings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants

PSEG Power’s existing credit agreements contain covenants restricting the ability of PSEG Power from consummating certain mergers and consolidations and the ability of PSEG Power and its subsidiaries that guarantee its indebtedness from consummating certain asset sales.

Short-Term Loans

In April 2023, PSEG entered into a new 364-day variable rate term loan agreement for $750 million. In August 2023, PSEG repaid $250 million of the $750 million 364-day variable rate term loan and the remaining $500 million matured in April 2024. In December 2024, PSEG Power entered into a new 364-day variable rate term loan for $400 million.

Fair Value of Debt

The estimated fair values, carrying amounts and methods used to determine the fair values of long-term debt as of December 31, 2024 and 2023 are included in the following table and accompanying notes as of December 31, 2024 and 2023. See Note 17. Fair Value Measurements for more information on fair value guidance and the hierarchy that prioritizes the inputs to fair value measurements into three levels.

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$4,866	$4,754	$4,371	$4,240
PSE&G (A)	14,998	13,337	13,663	12,460
PSEG Power (B)	1,250	1,250	1,250	1,250
Total Long-Term Debt	$21,114	$19,341	$19,284	$17,950

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
(B)
Private term loan with book value approximating fair value (Level 2 measurement).

Note 15. Schedule of Consolidated Capital Stock

	As of December 31,
	Outstanding Shares		Book Value
	2024	2023	2024	2023
	Millions
PSEG Common Stock (no par value) (A)
Authorized 1,000 shares	498	498	$3,654	$3,639

(A)
PSEG did not issue any new shares under the Dividend Reinvestment and Stock Purchase Plan or the Employee Stock Purchase Plan (ESPP) in 2024 or 2023.

As of December 31, 2024, PSE&G had an aggregate of 7.5 million shares of $100 par value and 10 million shares of $25 par value Cumulative Preferred Stock, which were authorized and unissued and which, upon issuance, may or may not provide for mandatory sinking fund redemption.

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

Interest Rates

PSEG, PSE&G and PSEG Power are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. PSEG and PSEG Power may use a mix of fixed and floating rate debt and interest rate hedges.

Cash Flow Hedges

PSEG uses interest rate hedges which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments or anticipated future long-term debt issuances.

As of December 31, 2024, PSEG had interest rate hedges outstanding through March 2025 which were executed to convert to fixed PSEG Power’s $1.25 billion variable rate term loan due June 2025. The fair value of these hedges was immaterial and $5 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, PSEG also had interest rate hedges outstanding to fix the interest rate portion of anticipated 2025 debt issuances for PSEG and PSEG Power. These interest rate hedges had a fair value of $32 million as of December 31, 2024.

The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate hedges designated as cash flow hedges was $36 million and $3 million as of December 31, 2024 and December 31, 2023, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are $2 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of December 31, 2024 and 2023. The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of December 31, 2024
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$403	$(370)	$33	$33
Noncurrent Assets	32	375	(356)	19	51
Total Mark-to-Market Derivative Assets	$32	$778	$(726)	$52	$84
Derivative Contracts
Current Liabilities	$—	$(448)	$443	$(5)	$(5)
Noncurrent Liabilities	—	(408)	404	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$—	$(856)	$847	$(9)	$(9)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$32	$(78)	$121	$43	$75

	As of December 31, 2023
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$6	$912	$(806)	$106	$112
Noncurrent Assets	—	440	(411)	29	29
Total Mark-to-Market Derivative Assets	$6	$1,352	$(1,217)	$135	$141
Derivative Contracts
Current Liabilities	$(16)	$(890)	$820	$(70)	$(86)
Noncurrent Liabilities	(1)	(424)	419	(5)	(6)
Total Mark-to-Market Derivative (Liabilities)	$(17)	$(1,314)	$1,239	$(75)	$(92)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(11)	$38	$22	$60	$49

(A)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, PSEG Power had net cash collateral payments to counterparties of $244 million and $113 million, respectively. Of these net cash collateral (receipts) payments, $121 million as of December 31, 2024 and $22 million as of December 31, 2023 were netted against the corresponding net derivative contract positions. Of the $121 million as of December 31, 2024, $73 million was netted against current liabilities and $48 million was netted against noncurrent liabilities. Of the $22 million as of December 31, 2023, $(1) million was netted against current assets, $15 million against current liabilities and $8 million against noncurrent liabilities.

Certain of PSEG Power’s derivative instruments contain provisions that require PSEG Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG Power’s credit rating from each of the major

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $17 million and $77 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, PSEG Power had the contractual right of offset of $11 million and $3 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $6 million and $74 million as of December 31, 2024 and 2023, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

The following shows the effect on the Consolidated Statements of Operations and on AOCL of derivative instruments designated as cash flow hedges for the years ended December 31, 2024, 2023 and 2022.

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives			Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,				Years Ended December 31,
	2024	2023	2022		2024	2023	2022
	Millions				Millions
Interest Rate Derivatives	$59	$13	$—	Interest Expense	$13	$5	$(5)
Total	$59	$13	$—		$13	$5	$(5)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Consolidated Statement of Operations. The amount of gain (loss) on interest rate hedges reclassified from Accumulated Other Comprehensive Income (Loss) into income was $9 million, $3 million and $(3) million after tax as of December 31, 2024, 2023 and 2022, respectively.

The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2022	$(4)	$(3)
Gain Recognized in AOCI	13	9
Less: Gain Reclassified into Income	(5)	(3)
Balance as of December 31, 2023	$4	$3
Gain Recognized in AOCI	59	42
Less: Gain Reclassified into Income	(13)	(9)
Balance as of December 31, 2024	$50	$36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following shows the effect on the Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the years ended December 31, 2024, 2023 and 2022. PSEG Power’s derivative contracts reflected in this table primarily includes contracts to hedge the purchase and sale of electricity and natural gas.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2024	2023	2022
		Millions
Energy-Related Contracts	Operating Revenues	$27	$1,567	$(1,748)
Energy-Related Contracts	Energy Costs	2	—	2
Total		$29	$1,567	$(1,746)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of December 31, 2024 and 2023.

		As of December 31,
Type	Notional	2024	2023
		Millions
Natural Gas	Dekatherm	70	66
Electricity	MWh	(49)	(60)
Financial Transmission Rights	MWh	16	19
Interest Rate Derivatives	U.S. Dollars	2,290	2,000

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

As of December 31, 2024, more than 95% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. This credit exposure was with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 24. Related-Party Transactions for additional information.

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of December 31, 2024, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of December 31, 2024, PSE&G had no unsecured mark-to-market credit exposure with its suppliers.

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

Level 2—measurements include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other observable inputs such as interest rates and yield curves that are observable at commonly quoted intervals. These consist primarily of exchange and non-exchange traded derivatives such as futures or forward contracts or options and most fixed income securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

	Recurring Fair Value Measurements as of December 31, 2024
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$100	$—	$100	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$52	$(726)	$2	$776	$—
Interest Rate Derivatives (C)	$32	$—	$—	$32	$—
NDT Fund (D)
Equity Securities	$1,380	$—	$1,380	$—	$—
Debt Securities—U.S. Treasury	$366	$—	$—	$366	$—
Debt Securities—Govt Other	$397	$—	$—	$397	$—
Debt Securities—Corporate	$503	$—	$—	$503	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$55	$—	$—	$55	$—
Debt Securities—Govt Other	$28	$—	$—	$28	$—
Debt Securities—Corporate	$65	$—	$—	$65	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(9)	$847	$(3)	$(852)	$(1)
PSE&G
Assets:
Cash Equivalents (A)	$70	$—	$70	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2023
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$20	$—	$20	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$135	$(1,217)	$13	$1,339	$—
Interest Rate Derivatives (C)	$6	$—	$—	$6	$—
NDT Fund (D)
Equity Securities	$1,310	$—	$1,310	$—	$—
Debt Securities—U.S. Treasury	$293	$—	$—	$293	$—
Debt Securities—Govt Other	$398	$—	$—	$398	$—
Debt Securities—Corporate	$522	$—	$—	$522	$—
Rabbi Trust (D)
Equity Securities	$18	$—	$18	$—	$—
Debt Securities—U.S. Treasury	$59	$—	$—	$59	$—
Debt Securities—Govt Other	$32	$—	$—	$32	$—
Debt Securities—Corporate	$70	$—	$—	$70	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(75)	$1,239	$(1)	$(1,311)	$(2)
Interest Rate Derivatives (C)	$(17)	$—	$—	$(17)	$—
PSE&G
Assets:
Cash Equivalents (A)	$20	$—	$20	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$11	$—	$—	$11	$—
Debt Securities—Govt Other	$6	$—	$—	$6	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)
As of December 31, 2024, the fair value measurement table excludes cash and foreign currency of $24 million and $1 million, respectively, in the NDT Fund. As of December 31, 2023, the fair value measurement table excludes foreign currency of $1 million in the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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

As of December 31, 2024, PSEG carried $3.0 billion of net assets that were measured at fair value on a recurring basis, of which $1 million of liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

As of December 31, 2023, PSEG carried $2.8 billion of net assets that were measured at fair value on a recurring basis, of which $2 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

There were no transfers in 2024 and 2023 to or from Level 3.

Note 18. Stock Based Compensation

PSEG’s 2021 Long-Term Incentive Plan (2021 LTIP), approved by shareholders on April 20, 2021 and the Amended and Restated 2004 Long-Term Incentive Plan ((2004 LTIP) under which no new grants have been made effective April 20, 2021), are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2021 LTIP currently provides for the issuance of equity awards with respect to 8 million shares of common stock. As of December 31, 2024, approximately 6 million shares were available for future awards under the 2021 LTIP.

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

RSUs

Under both the 2021 LTIP and 2004 LTIP (LTIPs), PSEG has granted RSU awards to officers and other key employees. These awards, which are bookkeeping entries only, are subject to risk of forfeiture until vested by continued employment. Until distributed, the units are credited with dividend equivalent units (DEUs) proportionate to the dividends paid on PSEG common stock. Distributions are made in shares of common stock. The RSU grants for 2024 have a 3-year graded vesting (1/3 per year) starting from the grant date and 2023 cliff vest at the end of three years. Vesting may be accelerated (pro-rated basis or full vesting) upon certain events such as change-in-control, retirement, disability or death.

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

PSEG recognizes compensation expense for the total shareholder return (TSR) target for its PSU awards based on the grant date fair values of the award, which are determined using the Monte Carlo model. The following table provides the assumptions used to calculate the grant date fair value of the TSR portion of the PSU awards for 2024, 2023 and 2022:

Grant Date	Risk-Free Interest Rate	Volatility
February 13, 2024	4.35%	20.32%
February 14, 2023	4.24%	25.09%
February 15, 2022	1.76%	27.34%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2024	2023	2022
	Millions
Compensation Cost included in O&M Expense	$40	$18	$29
Income Tax Benefit Recognized in Consolidated Statements of Operations	$11	$5	$8

For each of the years 2024, 2023 and 2022, PSEG also recorded excess tax benefits of $1 million, $22 million and $2 million, respectively.

PSEG recognizes compensation cost of awards issued over the shorter of the original vesting period or the period beginning on the date of grant and ending on the date an individual is eligible for retirement and the award vests.

RSUs

Changes in RSUs for the year ended December 31, 2024 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2024	263,181	$61.79
Granted	431,944	$59.22
Vested	232,259	$58.61
Canceled/Forfeited	14,076	$59.94
Non-vested as of December 31, 2024	448,790	$61.03	0.9	$37,918,251

The weighted average grant date fair value per share for RSUs during the years ended December 31, 2024, 2023 and 2022 was $59.22, $61.44 and $64.44 per share, respectively.

The total intrinsic value of RSUs distributed during the years ended December 31, 2024, 2023 and 2022 was $16 million, $54 million and $19 million, respectively.

As of December 31, 2024, there was approximately $12 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 1.1 years. DEUs of 30,260 accrued on the RSUs during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSUs

Changes in PSUs for the year ended December 31, 2024 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2024	482,416	$68.31
Granted	371,438	$65.44
Vested	359,232	$67.65
Canceled/Forfeited	20,769	$67.74
Non-vested as of December 31, 2024	473,853	$66.59	1.6	$40,035,812

The weighted average grant date fair value per share for PSUs during the years ended December 31, 2024, 2023 and 2022 was $65.44, $67.99 and $68.90 per share, respectively.

The total intrinsic value of PSUs distributed during the years ended December 31, 2024, 2023 and 2022 was $10 million, $95 million and $18 million, respectively.

As of December 31, 2024, there was approximately $25 million of unrecognized compensation cost related to the PSUs, which is expected to be recognized over a weighted average period of 1.5 years. DEUs of 35,102 accrued on the PSUs during the year.

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

The fair value of these awards is recorded as compensation expense in the Consolidated Statements of Operations. Compensation expense for the plan was $2 million for the years ended December 31, 2024, 2023, and 2022.

ESPP

PSEG maintains an ESPP for all eligible employees of PSEG and its subsidiaries. Under the ESPP, shares of PSEG common stock may be purchased at 95% of the fair market value for represented employees and 90% for non-represented employees through payroll deductions. Dividends are to be paid out in cash unless the participant elects the dividends to be reinvested at fair market price. All employees are required to hold the shares purchased under the ESPP for at least three months from the purchase date. In any year, employees may purchase shares having a value not exceeding 10% of their base pay. Compensation expense recognized under this program was $2 million for each of the years ended December 31, 2024, 2023 and 2022.

During the years ended December 31, 2024, 2023 and 2022, employees purchased 287,982 shares, 339,807 shares and 321,429 shares, respectively, at an average price of $71.46, $55.84 and $57.72 per share, respectively. As of December 31, 2024, 1 million shares were available for future issuance under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Year Ended December 31, 2024
NDT Fund Interest and Dividends	$—	$81	$81
AFUDC	41	—	41
Solar Loan Interest	5	—	5
Other Interest	9	18	27
Other	9	(10)	(1)
Total Net Other Income (Deductions)	$64	$89	$153
Year Ended December 31, 2023
NDT Fund Interest and Dividends	$—	$68	$68
AFUDC	60	—	60
Solar Loan Interest	7	—	7
Other Interest	12	34	46
Other	1	(10)	(9)
Total Net Other Income (Deductions)	$80	$92	$172
Year Ended December 31, 2022
NDT Fund Interest and Dividends	$—	$62	$62
AFUDC	65	—	65
Solar Loan Interest	10	—	10
Other Interest	9	12	21
Purchases of Tax Losses under New Jersey Technology Tax Benefit Transfer Program	—	(27)	(27)
Other	4	(11)	(7)
Total Net Other Income (Deductions)	$88	$36	$124

(A)
PSEG Power & Other consists of activity at PSEG Power, Energy Holdings, PSEG LI, Services, PSEG (parent company) and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Income Taxes

A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
PSEG	2024	2023	2022
	Millions
Net Income	$1,772	$2,563	$1,031
Income Taxes:
Operating Income:
Current Expense (Benefit):
Federal	$(225)	$144	$262
State	15	19	(30)
Total Current	(210)	163	232
Deferred Expense (Benefit):
Federal	129	109	(335)
State	140	253	80
Total Deferred	269	362	(255)
ITC	(6)	(7)	(6)
Total Income Tax Expense (Benefit)	$53	$518	$(29)
Pre-Tax Income	$1,825	$3,081	$1,002
Tax Computed at Statutory Rate @ 21%	$383	$647	$210
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	122	215	41
Uncertain Tax Positions	95	(14)	(22)
NDT Fund	21	26	(22)
Plant-Related Items	5	(7)	(6)
Tax Credits	(361)	(10)	(10)
Audit Settlement	—	(7)	—
Leasing Activities	—	(22)	—
GPRC-CEF-EE	(52)	(52)	(37)
TAC	(145)	(232)	(193)
Bad Debt Flow-Through	(14)	(9)	(1)
Other	(1)	(17)	11
Subtotal	(330)	(129)	(239)
Total Income Tax Expense (Benefit)	$53	$518	$(29)
Effective Income Tax Rate	2.9%	16.8%	(2.9)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSEG:

	As of December 31,
PSEG	2024	2023
	Millions
Deferred Income Taxes
Assets:
Regulatory Liability Excess Deferred Tax	$314	$339
OPEB	49	58
Bad Debt	43	57
Corporate Alternative Minimum Tax (CAMT) Credit Carryforward	—	44
Operating Leases	38	42
Other	147	129
Total Assets	$591	$669

Liabilities:
Plant-Related Items	$5,084	$4,850
New Jersey Corporate Business Tax	1,414	1,284
Leasing Activities	33	35
AROs and NDT Fund	281	250
Taxes Recoverable Through Future Rates (net)	250	201
GPRC-CEF-EE	214	139
Pension Costs	193	189
Operating Leases	34	38
Other	278	291
Total Liabilities	$7,781	$7,277
Summary of Accumulated Deferred Income Taxes:
Net Deferred Income Tax Liabilities	$7,190	$6,608
ITC	58	63
Net Total Deferred Income Taxes and ITC	$7,248	$6,671

The deferred tax effect of certain assets and liabilities is presented in the table above net of the deferred tax effect associated with the respective regulatory deferrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
PSE&G	2024	2023	2022
	Millions
Net Income	$1,547	$1,515	$1,565
Income Taxes:
Operating Income:
Current Expense (Benefit):
Federal	$(67)	$127	$130
State	—	4	—
Total Current	(67)	131	130
Deferred Expense (Benefit):
Federal	209	(113)	(17)
State	162	149	159
Total Deferred	371	36	142
ITC	(6)	(7)	(5)
Total Income Tax Expense	$298	$160	$267
Pre-Tax Income	$1,845	$1,675	$1,832
Tax Computed at Statutory Rate @ 21%	$387	$352	$385
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	128	121	126
Uncertain Tax Positions	—	(9)	2
Plant-Related Items	5	(7)	(6)
Tax Credits	(9)	(9)	(9)
GPRC-CEF-EE	(52)	(52)	(37)
TAC	(145)	(232)	(193)
Bad Debt Flow-Through	(14)	(9)	(1)
Other	(2)	5	—
Subtotal	(89)	(192)	(118)
Total Income Tax Expense	$298	$160	$267
Effective Income Tax Rate	16.2%	9.6%	14.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSE&G:

	As of December 31,
PSE&G	2024	2023
	Millions
Deferred Income Taxes
Assets:
Regulatory Liability Excess Deferred Tax	$314	$339
OPEB	22	28
CAMT Credit Carryforward	—	106
Bad Debt	43	57
Operating Leases	20	22
Other	54	60
Total Assets	$453	$612
Liabilities:
Plant-Related Items	$4,631	$4,396
New Jersey Corporate Business Tax	1,303	1,160
Pension Costs	199	198
Taxes Recoverable Through Future Rates (net)	250	201
GPRC-CEF-EE	214	139
Conservation Costs	103	88
Operating Leases	20	21
Other	152	158
Total Liabilities	$6,872	$6,361
Summary of Accumulated Deferred Income Taxes:
Net Deferred Income Tax Liabilities	$6,419	$5,749
ITC	58	64
Net Total Deferred Income Taxes and ITC	$6,477	$5,813

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

The 2018 decrease in the federal tax rate resulted in PSE&G recording excess deferred income taxes. As of December 31, 2024, the remaining balance of excess deferred income taxes is all protected and was approximately $1.3 billion with a Regulatory Liability of approximately $1.8 billion. In 2024, PSE&G returned approximately $202 million of excess deferred income taxes and previously realized and current period deferred income taxes related to tax repair deductions to its customers with a reduction to tax expense of approximately $145 million. The flowback to customers of the excess deferred income taxes and previously realized tax repair deductions resulted in a decrease of approximately $122 million in the Regulatory Liability. The current period tax repair deduction reduces tax expense and revenue and recognizes a Regulatory Asset as PSE&G believes it is probable that the current period tax repair deductions flowed through to the customers will be recovered from customers in the future. See Note 6. Regulatory Assets and Liabilities for additional information.

In August 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA enacted a 15% corporate alternative minimum tax (CAMT), which is based on adjusted financial statement income, effective in 2023, and made certain changes to existing energy tax credit laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG has determined that it is not subject to the CAMT for 2023 and 2024 as it is not an applicable corporation in accordance with the statute. In September 2024, the U.S. Treasury issued proposed CAMT regulations on which taxpayers are not required to rely. The proposed CAMT regulations and certain relevant rules remain unclear and require further guidance. As such, the impact of the CAMT on PSEG’s and PSE&G’s financial statements is subject to continued evaluation.

The IRA established a new PTC for existing qualified nuclear generation facilities, effective 2024 through 2032, a new technology neutral energy tax credit, inclusive of both new nuclear units and increases to nuclear generation capacity, effective 2025, and the transferability of energy tax credits, effective 2023. The PTC for a given nuclear facility can be multiplied by five if prevailing wage requirements are met, and the value of the PTC is designed to phase down as the facility’s gross receipts increase. Both the PTC rate and reduction amount are subject to the Internal Revenue Service’s determination of annual inflation.

For the year ended December 31, 2024, PSEG recorded an income tax benefit associated with PTCs of approximately $350 million. PSEG also recorded an $89 million unrecognized tax benefit, which would affect the effective tax rate if recognized, since the PTCs recorded constitute an uncertain tax position and are subject to change when authoritative guidance is issued by the U.S. Treasury, particularly related to the definition of "gross receipts". Such guidance could result in a material increase or decrease in the net PTC recorded. Further, ZEC revenue has been reduced by the estimated PTCs generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants for the year ended December 31, 2024. ZEC revenue will be adjusted based upon the actual value of the PTCs generated. See Note 2. Revenues for additional information.

Despite the issuance of proposed regulations and various Notices that provide interim guidance on numerous provisions of the IRA, many aspects of the IRA, including the PTCs and the CAMT, remain unclear and are in need of further guidance; therefore, the impact of several provisions of the IRA will have on PSEG's and PSE&G's financial statements is subject to continued evaluation.

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

As of December 31, 2024, PSEG had a $26 million state NOL and PSE&G had a $108 million New Jersey Corporate Business Tax NOL that are both expected to be fully realized in the future.

PSEG recorded the following amounts related to its unrecognized tax benefits, which were primarily comprised of amounts recorded for PSE&G and PSEG’s other subsidiaries:

2024	PSEG	PSE&G
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2024	$110	$11
Increases as a Result of Positions Taken in a Prior Period	18	—
Decreases as a Result of Positions Taken in a Prior Period	(4)	(3)
Increases as a Result of Positions Taken during the Current Period	90	1
Decreases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Settlements with Taxing Authorities	(4)	—
Decreases due to Lapses of Applicable Statute of Limitations	(1)	(1)
Total Amount of Unrecognized Tax Benefits as of December 31, 2024	$209	$8
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(30)	(5)
Regulatory Asset—Unrecognized Tax Benefits	(1)	(1)
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$178	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023	PSEG	PSE&G
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2023	$130	$29
Increases as a Result of Positions Taken in a Prior Period	16	2
Decreases as a Result of Positions Taken in a Prior Period	(25)	(12)
Increases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Settlements with Taxing Authorities	(10)	(7)
Decreases due to Lapses of Applicable Statute of Limitations	(1)	(1)
Total Amount of Unrecognized Tax Benefits as of December 31, 2023	$110	$11
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(29)	(7)
Regulatory Asset—Unrecognized Tax Benefits	(2)	(2)
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$79	$2

2022	PSEG	PSE&G
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2022	$192	$27
Increases as a Result of Positions Taken in a Prior Period	9	2
Decreases as a Result of Positions Taken in a Prior Period	(40)	(2)
Increases as a Result of Positions Taken during the Current Period	1	1
Decreases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Settlements with Taxing Authorities	(28)	—
Decreases due to Lapses of Applicable Statute of Limitations	(4)	1
Total Amount of Unrecognized Tax Benefits as of December 31, 2022	$130	$29
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(37)	(15)
Regulatory Asset—Unrecognized Tax Benefits	(8)	(8)
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$85	$6

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

PSEG and its subsidiaries include accrued interest and penalties related to uncertain tax positions required to be recorded as Income Tax Expense in the Consolidated Statements of Operations. Accumulated interest and penalties that are recorded on the Consolidated Balance Sheets on uncertain tax positions were as follows:

	Accumulated Interest and Penalties on Uncertain Tax Positions as of December 31,
	2024	2023	2022
	Millions
PSEG	$27	$25	$38
PSE&G	$—	$1	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that total unrecognized tax benefits will significantly increase or decrease within the next twelve months due to either agreements with various taxing authorities upon audit, the expiration of the Statute of Limitations, or other pending tax matters. These potential increases or decreases are as follows:

Possible Decrease in Total Unrecognized Tax Benefits	Over the next 12 Months
Millions
PSEG	$28
PSE&G	$—

Description of income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are:

	PSEG	PSE&G
United States
Federal	2021-2023	N/A
New Jersey	2011-2023	2015-2023
Pennsylvania	2017-2023	2021-2023
Connecticut	2021-2022	N/A
Maryland	2021-2022	N/A
New York	2017-2023	N/A

Note 21. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2021	$(6)	$(355)	$11	$(350)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) before Reclassifications	—	(72)	(158)	(230)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	3	1	26	30
Net Current Period Other Comprehensive Income (Loss)	3	(71)	(132)	(200)
Balance as of December 31, 2022	$(3)	$(426)	$(121)	$(550)
Other Comprehensive Income (Loss) before Reclassifications	9	76	61	146
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(3)	248	(20)	225
Net Current Period Other Comprehensive Income (Loss)	6	324	41	371
Balance as of December 31, 2023	$3	$(102)	$(80)	$(179)
Other Comprehensive Income (Loss) before Reclassifications	42	19	(18)	43
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(9)	7	5	3
Net Current Period Other Comprehensive Income (Loss)	33	26	(13)	46
Balance as of December 31, 2024	$36	$(76)	$(93)	$(133)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Year Ended December 31, 2022
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$(5)	$2	$(3)
Total Cash Flow Hedges		(5)	2	(3)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	21	(6)	15
Amortization of Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(22)	6	(16)
Total Pension and OPEB Plans		(1)	—	(1)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(43)	17	(26)
Total Available-for-Sale Securities		(43)	17	(26)
Total		$(49)	$19	$(30)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Year Ended December 31, 2023
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$5	$(2)	$3
Total Cash Flow Hedges		5	(2)	3
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	8	(2)	6
Amortization of Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(20)	6	(14)
Pension Settlement Charge	Net Non-Operating Pension and OPEB Credits (Costs)	(334)	94	(240)
Total Pension and OPEB Plans		(346)	98	(248)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	34	(14)	20
Total Available-for-Sale Securities		34	(14)	20
Total		$(307)	$82	$(225)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Year Ended December 31, 2024
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$13	$(4)	$9
Total Cash Flow Hedges		13	(4)	9
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	—	—	—
Amortization of Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)
Total Pension and OPEB Plans		(10)	3	(7)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(8)	3	(5)
Total Available-for-Sale Securities		(8)	3	(5)
Total		$(5)	$2	$(3)

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

	Years Ended December 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator:
(Millions)
Net Income	$1,772	$1,772	$2,563	$2,563	$1,031	$1,031
EPS Denominator:
(Millions)
Weighted Average Common Shares Outstanding	498	498	498	498	498	498
Effect of Stock Based Compensation Awards	—	2	—	2	—	3
Total Shares	498	500	498	500	498	501
EPS:
Net Income	$3.56	$3.54	$5.15	$5.13	$2.07	$2.06

From time to time, PSEG may repurchase shares to satisfy obligations under equity compensation awards and repurchase shares to satisfy purchases by employees under the ESPP.

For additional information on all the types of long-term incentive awards, see Note 18. Stock Based Compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2022, PSEG completed a $500 million share repurchase program authorized by the Board of Directors in September 2021 resulting in an aggregate repurchase of approximately 7.4 million shares.

Common Stock Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2024	2023	2022
Per Share	$2.40	$2.28	$2.16
in Millions	$1,196	$1,137	$1,079

On February 11, 2025, PSEG’s Board of Directors approved a $0.63 per share common stock dividend for the first quarter of 2025.

Note 23. Financial Information by Business Segment

Basis of Organization

PSEG’s and PSE&G’s operating segments were determined by management in accordance with GAAP. These segments were determined based on how the Chief Operating Decision Maker (CODM) (the Chief Executive Officer (CEO) for PSEG and PSE&G), measures performance based on segment Net Income. The CODM uses Net Income for each segment in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about the allocation of operating and capital resources to each segment.

Based on management’s analysis, PSE&G and PSEG Power were determined to be operating segments of PSEG. The operating segments were determined based on the nature of regulated and unregulated operations and services provided by the respective segments. As discussed below, PSEG's reportable segments are PSE&G and PSEG Power & Other, which includes amounts related to the PSEG Power operating segment as well as amounts applicable to Energy Holdings, PSEG LI, PSEG (parent corporation) and Services, which do not meet the definition of operating segments individually or in the aggregate and are immaterial to PSEG’s consolidated assets and results.

PSE&G

The PSE&G reportable segment earns revenues from its tariffs, under which it provides electric transmission and electric and gas distribution services to residential, commercial and industrial customers in New Jersey. The rates charged for electric transmission are regulated by FERC while the rates charged for electric and gas distribution are regulated by the BPU. Revenues are also earned from several other activities such as investments in EE equipment on customers’ premises, solar investments, the appliance service business and other miscellaneous services.

PSEG Power & Other

This reportable segment is comprised primarily of PSEG Power which earns revenues primarily by selling energy and capacity into the markets for these products. PSEG Power also enters into bilateral contracts for energy, gas and other energy-related contracts to optimize the value of its portfolio of generating assets and its gas supply obligations. PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants receive ZEC revenue from the EDCs in New Jersey including PSE&G.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2024
Operating Revenues	$8,449	$2,807	$(966)	$10,290
Energy Costs	3,189	1,170	(966)	3,393
Controllable Operation and Maintenance (C)	1,317	771	—	2,088
Depreciation and Amortization	1,025	157	—	1,182
Income from Equity Method Investments	—	1	—	1
Interest Income	14	23	(5)	32
Interest Expense	582	305	(5)	882
Income Tax Expense (Benefit)	298	(245)	—	53
Other Segment Items (D)	505	448	—	953
Net Income	$1,547	$225	$—	$1,772
Gross Additions to Long-Lived Assets	$2,921	$459	$—	$3,380
As of December 31, 2024
Total Assets	$46,364	$8,673	$(397)	$54,640
Investments in Equity Method Subsidiaries	$—	$21	$—	$21

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2023
Operating Revenues	$7,807	$4,533	$(1,103)	$11,237
Energy Costs	3,010	1,353	(1,103)	3,260
Controllable Operation and Maintenance (C)	1,193	713	—	1,906
Depreciation and Amortization	980	155	—	1,135
Income from Equity Method Investments	—	1	—	1
Interest Income	19	38	(4)	53
Interest Expense	493	259	(4)	748
Income Tax Expense (Benefit)	160	358	—	518
Other Segment Items (D)	475	686	—	1,161
Net Income	$1,515	$1,048	$—	$2,563
Gross Additions to Long-Lived Assets	$2,998	$327	$—	$3,325
As of December 31, 2023
Total Assets	$42,873	$8,407	$(539)	$50,741
Investments in Equity Method Subsidiaries	$—	$17	$—	$17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2022
Operating Revenues	$7,935	$3,266	$(1,401)	$9,800
Energy Costs	3,270	2,149	(1,401)	4,018
Controllable Operation and Maintenance (C)	1,219	712	—	1,931
Depreciation and Amortization	935	165	—	1,100
Income from Equity Method Investments	—	14	—	14
Interest Income	19	13	(1)	31
Interest Expense	427	202	(1)	628
Income Tax Expense (Benefit)	267	(296)	—	(29)
Other Segment Items (D)	271	895	—	1,166
Net Income (Loss)	$1,565	$(534)	$—	$1,031
Gross Additions to Long-Lived Assets	$2,590	$298	$—	$2,888
As of December 31, 2022
Total Assets	$39,960	$9,285	$(527)	$48,718
Investments in Equity Method Subsidiaries	$—	$306	$—	$306

(A)
PSEG Power & Other results include net after-tax gains (losses) of $(151) million, $959 million and $(457) million in the years ended December 31, 2024, 2023 and 2022, respectively, related to the impacts of non-trading commodity mark-to-market activity, which consists of the financial impact from positions with future delivery dates.
(B)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 2. Revenues and Note 24. Related-Party Transactions.
(C)
Controllable Operation and Maintenance expense includes amounts for labor and benefit costs, materials, outside services and other normal operational costs, including intersegment amounts, and is the significant expense information that is regularly provided to the CODM.
(D)
Other Segment Items include all other items to reconcile to Net Income. This includes all other O&M (primarily related to clause related expenditures at PSE&G and expenditures for transactions in which Servco acts as principal and controls the services provided to LIPA at PSEG Power & Other, each of which offset corresponding revenue amounts in those segments), losses on asset dispositions and impairments, non operating pension and OPEB credits and costs, gains and losses on trust investments and other income and deductions. This includes a $239 million after-tax pension charge due to the remeasurement of the qualified pension plans as a result of the pension settlement transaction in 2023 and after-tax impairments of $92 million related to certain Energy Holdings investments and additional adjustments related to the sale of PSEG Power’s fossil generation assets in 2022. See Note 3. Asset Dispositions and Impairments for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. Related-Party Transactions

The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G

The financial statements for PSE&G include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2024	2023	2022
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$959	$1,065	$1,388
Administrative Billings from Services (B)	516	$443	445
Total Billings from Affiliates	$1,475	$1,508	$1,833

	Years Ended December 31,
Related Party Transactions	2024	2023
	Millions
Payable to PSEG Power (A)	$209	$264
Payable to Services (B)	116	121
Net Payable to PSEG (C)	37	119
Accounts Payable—Affiliated Companies	$362	$504
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes (Receivable) Payable	$(2)	$2

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
(C)
PSEG pays net wages and payroll taxes and receives reimbursement from its affiliated companies for their respective portions. PSEG and its subsidiaries file a consolidated federal income tax return and PSEG and PSE&G file state income tax returns, some of which are combined or unitary. Income taxes are allocated to PSEG’s subsidiaries in accordance with a tax allocation agreement whereby each PSEG subsidiary’s current and deferred tax expense is computed on a stand-alone basis. Each subsidiary is allocated an amount of tax similar to that which would be paid if it filed a separate income tax return, except for certain tax attributes and state apportionment results. If the result is a net tax liability, such amount shall be paid to PSEG. If there are NOLs and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits.
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

Internal Controls

PSEG and PSE&G

We have conducted assessments of our internal control over financial reporting as of December 31, 2024, as required by Section 404 of the Sarbanes-Oxley Act, using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO.” Managements’ reports on PSEG’s and PSE&G’s internal control over financial reporting are included on pages 160 and 161, respectively. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of PSEG’s internal control over financial reporting is included on page 162. Management has concluded that internal control over financial reporting is effective as of December 31, 2024.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of PSEG’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Based on the assessment performed, management has concluded that PSEG’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSEG’s financial reporting and the preparation of its financial statements as of December 31, 2024 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2024.

PSEG’s external auditors, Deloitte & Touche LLP, have audited PSEG’s financial statements for the year ended December 31, 2024 included in this annual report on Form 10-K and, as part of that audit, have issued a report on the effectiveness of PSEG’s internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ RALPH A. LAROSSA
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 25, 2025

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

Based on the assessment performed, management has concluded that PSE&G’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSE&G’s financial reporting and the preparation of its financial statements as of December 31, 2024 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2024.

/s/ RALPH A. LAROSSA
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Public Service Enterprise Group Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Public Service Enterprise Group Incorporated and subsidiaries (the “Company” or "PSEG") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the consolidated financial statement schedule listed in the Index at Item 15(B)(a) as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

February 25, 2025

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

PSEG

The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I. Information About Our Executive Officers (PSEG).

PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

Directors

PSEG

The information required by Item 10 of Form 10-K with respect to (i) present directors of PSEG who are nominees for election as directors at PSEG’s 2025 Annual Meeting of Stockholders, (ii) the director nomination process, and (iii) the composition of the Audit Committee of the Board, is set forth under the headings “Nominees For Director-Biographical Information,” “Overview of Board Nominees-Board Refreshment and Tenure,” and “-Board Membership Selection,” and “Corporate Governance-Board Committees,” respectively, in PSEG’s definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 13, 2025 and which information set forth under said heading is incorporated herein by this reference thereto.

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

In 2024, we did not grant any waivers to the Standards.

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing transactions in securities of PSEG and its subsidiaries by us, our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our insider trading policies and procedures is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

PSEG

The information required by Item 11 of Form 10-K is set forth in PSEG’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 13, 2025 and such information that is responsive to this Item 11, except for information set forth under the heading “Pay Versus Performance,” is incorporated herein by this reference thereto.

PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PSEG

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading “Security Ownership of Directors, Management and Certain Beneficial Owners” in PSEG’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 13, 2025 and such information set forth under such heading is incorporated herein by this reference thereto.

For information relating to securities authorized for issuance under equity compensation plans, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PSEG

The information required by Item 13 of Form 10-K is set forth under the heading “Corporate Governance-Certain Relationships and Related Person Transactions” in PSEG’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 13, 2025 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is set forth under the heading “Oversight of the Independent Auditor-Fees Billed by Deloitte for 2024 and 2023” in PSEG’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 13, 2025. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)
The following Financial Statements are filed as a part of this report:
a.
Public Service Enterprise Group Incorporated’s Consolidated Balance Sheets as of December 31, 2024 and 2023 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Stockholders’ Equity for the three years ended December 31, 2024 on pages 68 through 73.
b.
Public Service Electric and Gas Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Common Stockholder’s Equity for the three years ended December 31, 2024 on pages 74 through 79.
(B)
The following documents are filed as a part of this report:
a.
PSEG’s Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2024 (page 171).

b.
PSE&G’s Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2024 (page 171).

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

4c	Description of Common Stock(7)
10a(1)	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019(8)

LIST OF EXHIBITS:
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, Amended effective July 1, 2019(9)
10a(3)	2007 Equity Compensation Plan for Outside Directors, amended and restated effective November 19, 2019 (10)
10a(4)	Deferred Compensation Plan for Directors, amended effective January 1, 2019(11)
10a(5)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective November 18, 2024 (12)
10a(6)	Stock Plan for Outside Directors, as amended(13)
10a(7)	Compensation Plan for Outside Directors(14)
10a(8)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(15)
10a(9)	Form of Agreement for Advancement of Expenses with Outside Directors(16)
10a(10)	Agreement with Tamara L. Linde dated September 16, 2024(17)
10a(11)	Agreement with Daniel J. Cregg dated September 22, 2015
10a(12)	Clawback Practice, effective February 20, 2018(18)
10a(13)	Agreement with Ralph A. LaRossa dated April 18, 2022(19)
10a(14)	2021 Long-Term Incentive Plan, effective April 20, 2021(20)
10a(15)	2021 Equity Compensation Plan for Outside Directors, effective April 20, 2021(21)
10a(16)	Agreement with Kim C. Hanemann dated May 21, 2021(22)
10a(17)	Retention Award for Daniel J. Cregg dated April 17, 2023(23)
10a(18)	2021 Equity Compensation Plan for Outside Directors - Restricted Stock Unit Award Agreement(24)
10a(19)	Deferred Compensation Plan for Certain Employees, amended and restated effective November 18, 2024(25)
10a(20)	Management Incentive Compensation Plan, amended and effective January 1, 2024(26)
10a(21)	Equity Deferral Plan, amended and restated effective November 20, 2023(27)
10a(22)	2021 Long-Term Incentive Plan - Performance Share Units Award Agreement
10a(23)	2021 Long-Term Incentive Plan - Restricted Stock Unit Award Agreement
10a(24)	Agreement with Charles V. McFeaters dated April 18, 2023(28)
10a(25)	Agreement with Grace Park dated September 16, 2024(29)
19	Insider Trading Policies and Procedures
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certification by Ralph A. LaRossa, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1934 Act)
31a	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32	Certification by Ralph A. LaRossa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32a	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
97	Clawback Practice for Recovery of Erroneously Awarded Compensation to Executive Officers(30)
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
b.	PSE&G
3a(1)	Restated Certificate of Incorporation of PSE&G(31)
3a(2)

Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed February 18, 1987 with the State of New Jersey adopting limitations of liability provisions in accordance with an amendment to New Jersey Business Corporation Act(32)

3a(3)

Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed June 17, 1992 with the State of New Jersey, establishing the 7.44% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(33)

3a(4)

Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed March 11, 1993 with the State of New Jersey, establishing the 5.97% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(34)

3a(5)

Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed January 27, 1994 with the State of New Jersey, establishing the 6.92% Cumulative Preferred Stock ($100 Par) and the 6.75% Cumulative Preferred Stock ($25 Par) as a series of Preferred Stock(35)

3b(1)	By-Laws of PSE&G as in effect April 17, 2007(36)
4a(1)

Indenture between PSE&G and Fidelity Union Trust Company (now, Wachovia Bank, National Association), as Trustee, dated August 1, 1924(37), securing First and Refunding Mortgage Bond and Supplemental Indentures between PSE&G and U.S. Bank National Association, successor, as Trustee, supplemental to Exhibit 4a(1), dated as follows:

4a(2)	June 1, 1937(38)
4a(3)	July 1, 1937(39)

LIST OF EXHIBITS:
4a(4)	June 1, 1991 (No. 1)(40)
4a(5)	August 1, 2004 (No. 4)(41)
4a(6)	April 1, 2007(42)
4a(7)	November 1, 2009(43)
4a(8)	May 1, 2012(44)
4a(9)	May 1, 2013(45)
4a(10)	August 1, 2014(46)
4a(11)	May 1, 2015(47)
4a(12)	September 1, 2016(48)
4a(13)	April 1, 2018(49)
4a(14)	December 1, 2019(50)
4a(15)	March 1, 2022(51)
4a(16)	February 1, 2024(52)
4b	Description of the First and Refunding Mortgage Bonds(53)
4c	Indenture of Trust between PSE&G and Chase Manhattan Bank (National Association) (The Bank of New York Mellon, successor), as Trustee, providing for Secured Medium-Term Notes dated July 1, 1993(54)
4d

Indenture dated as of December 1, 2000 between Public Service Electric and Gas Company and First Union National Bank (U.S. Bank National Association, successor), as Trustee, providing for Senior Debt Securities(55)

10a(1)	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019(8)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, Amended effective July 1, 2019(9)
10a(3)	2007 Equity Compensation Plan for Outside Directors, amended and restated effective November 19, 2019(10)
10a(4)	Deferred Compensation Plan for Directors, amended effective January 1, 2019(11)
10a(5)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective November 18, 2024(12)
10a(6)	Stock Plan for Outside Directors, as amended(13)
10a(7)	Compensation Plan for Outside Directors(14)
10a(8)	2004 Long-Term Incentive Plan amended and restated as of April 16, 2013(15)
10a(9)	Form of Agreement for Advancement of Expenses with Outside Directors(56)
10a(10)	Agreement with Tamara L. Linde dated September 16, 2024(17)
10a(11)	Agreement with Daniel J. Cregg dated September 22, 2015
10a(12)	Clawback Practice, effective February 20, 2018(18)
10a(13)	Agreement with Ralph A. LaRossa dated April 18, 2022(19)
10a(14)	2021 Long-Term Incentive Plan, effective April 20, 2021(20)
10a(15)	2021 Equity Compensation Plan for Outside Directors, effective April 20, 2021(21)
10a(16)	Agreement with Kim C. Hanemann dated May 21, 2021(22)
10a(17)	Retention Award for Daniel J. Cregg dated April 17, 2023(23)
10a(18)	2021 Equity Compensation Plan for Outside Directors - Restricted Stock Unit Award Agreement (24)
10a(19)	Deferred Compensation Plan for Certain Employees, amended and restated effective November 18, 2024(25)
10a(20)	Management Incentive Compensation Plan, amended and effective January 1, 2024(26)
10a(21)	Equity Deferral Plan, amended and restated effective November 20, 2023(27)
10a(22)	2021 Long-Term Incentive Plan - Performance Share Units Award Agreement
10a(23)	2021 Long-Term Incentive Plan - Restricted Stock Unit Award Agreement
10a(24)	Agreement with Grace Park dated September 16, 2024(29)
19	Insider Trading Policies and Procedures
23a	Consent of Independent Registered Public Accounting Firm
31b	Certification by Ralph A. LaRossa, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
31c	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32b	Certification by Ralph A. LaRossa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32c	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
97	Clawback Practice for Recovery of Erroneously Awarded Compensation to Executive Officers(30)
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(4)
Filed as Exhibit 3.1 with Current Report on Form 8-K, File No. 001-09120, on February 17, 2023 and incorporated herein by this reference.
(5)
Filed as Exhibit 4(f) with Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 001-09120, on May 13, 1998 and incorporated herein by this reference.
(6)
Filed as Exhibit 4(f) with Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09120, on February 23, 1999 and incorporated herein by this reference
(7)
Filed as Exhibit 4c for PSEG with Annual Report on Form 10-K for the year ended December 31, 2019. File No. 001-09120, on February 26, 2020 and incorporated herein by this reference.
(8)
Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-09120, on October 31, 2019 and incorporated herein by this reference.
(9)
Filed as Exhibit 10.2 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 001-09120, on October 31, 2019 and incorporated herein by this reference.
(10)
Filed as Exhibit 10a(3) with Annual Report on Form 10-K for the year ended December 31, 2020, File No. 001-09120, on March 1, 2021 and incorporated herein by this reference.
(11)
Filed as Exhibit 10a(4) with Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09120 on February 27, 2019 and incorporated herein by this reference.
(12)
Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120, on November 19, 2024 and incorporated herein by this reference.
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
(16)
Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120, on February 19, 2009 and incorporated herein by this reference.
(17)
Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 001-09120, on November 4, 2024, and incorporated herein by this reference.
(18)
Filed as Exhibit 10a(20) with Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-09120 on February 26, 2018 and incorporated herein by this reference.
(19)
Filed as Exhibit 10.2 with Current Report on Form 8-K, File No. 001-09120, on April 19, 2022 and incorporated herein by this reference.
(20)
Filed as Exhibit 99.1 with Current Report on Form 8-K, File No. 001-09120, on April 22, 2021 and incorporated herein by this reference.
(21)
Filed as Exhibit 4.6 to Registration Statement on Form S-8, File No. 001-09120, on April 23, 2021 and incorporated herein by this reference.
(22)
Filed as Exhibit 10(4) with Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 001-09120, on August 9, 2021 and incorporated herein by this reference.
(23)
Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 001-09120, on May 2, 2023 and incorporated herein by reference.
(24)
Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-09120, on April 30, 2024 and incorporated herein by reference.

(25)
Filed as Exhibit 10.2 with Current Report on Form 8-K, File No. 001-09120, on November 19, 2024 and incorporated herein by this reference.
(26)
Filed as Exhibit 10a(20) with Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-09120 on February 26, 2024 and incorporated herein by this reference.
(27)
Filed as Exhibit 10a(21) with Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-09120 on February 26, 2024 and incorporated herein by this reference.
(28)
Filed as Exhibit 10a(24) with Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-09120 on February 26, 2024 and incorporated herein by this reference.
(29)
Filed as Exhibit 10.2 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 001-09120, on November 4, 2024, and incorporated herein by this reference.
(30)
Filed as Exhibit 97 with Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-09120 on February 26, 2024 and incorporated herein by this reference.
(31)
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
(36)
Filed as Exhibit 3.3 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-00973, on May 4, 2007 and incorporated herein by this reference.
(37)
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
(43)
Filed as Exhibit 4a(30) with Annual Report on Form 10-K for the year ended December 31, 2009, File No. 001-00973, on February 25, 2010 and incorporated herein by this reference.
(44)
Filed as Exhibit 4a(32) with Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-00973, on February 26, 2013, and incorporated herein by this reference.
(45)
Filed as Exhibit 4 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-00973, on July 30, 2013, and incorporated herein by this reference.
(46)
Filed as Exhibit 4a(22) with Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 001-09120, on October 30, 2014 and incorporated herein by this reference.
(47)
Filed as Exhibit 4a(23) with Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 001-09120, on July 31, 2015 and incorporated herein by this reference.
(48)
Filed as Exhibit 4a(14) with Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-00973, on February 27, 2017 and incorporated herein by this reference.
(49)
Filed as Exhibit 4a(15) with Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 001-00973, on April 30, 2018 and incorporated herein by this reference.

(50)
Filed as Exhibit 4a(15) with Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-09120, on February 26, 2020 and incorporated herein by this reference.
(51)
Filed as Exhibit 4a(15) with Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, File No. 001-09120, on May 3, 2022 and incorporated herein by reference.
(52)
Filed as Exhibit 4a(16) with Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, File No. 001-09120, on April 30, 2024 and incorporated herein by reference.
(53)
Filed as Exhibit 4b with Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-09120, on February 26, 2020 and incorporated herein by the reference.
(54)
Filed as Exhibit 4 with Current Report on Form 8-K, File No. 001-00973, on December 1, 1993 and incorporated herein by this reference.
(55)
Filed as Exhibit 4-6 to Registration Statement on Form S-3, File No. 333-76020, filed on December 27, 2001 and incorporated herein by this reference.
(56)
Filed as Exhibit 10.2 with Current Report on Form 8-K, File No. 001-00973, on February 19, 2009 and incorporated herein by this reference.

Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2024—December 31, 2022

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses		Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2024
Allowance for Credit Losses	$283	$103	(A)	$—	$171	(B)	$215
Materials and Supplies Valuation Reserve	14	1		—	2	(C)	13
2023
Allowance for Credit Losses	$339	$100	(A)	$—	$156	(B)	$283
Materials and Supplies Valuation Reserve	10	4		—	—		14
2022
Allowance for Credit Losses	$337	$114	(A)	$—	$112	(B)	$339
Materials and Supplies Valuation Reserve	12	1		—	3	(C)	10

(A)
For a discussion of bad debt recoveries, see Item 8. Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies.
(B)
Accounts Receivable written off.
(C)
Reserve reduced to appropriate level as a result of asset dispositions and to remove obsolete inventory.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses		Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2024
Allowance for Credit Losses	$283	$103	(A)	$—	$171	(B)	$215
Materials and Supplies Valuation Reserve	7	1		—	2	(C)	6
2023
Allowance for Credit Losses	$339	$100	(A)	$—	$156	(B)	$283
Materials and Supplies Valuation Reserve	4	3		—	—		7
2022
Allowance for Credit Losses	$337	$114	(A)	$—	$112	(B)	$339
Materials and Supplies Valuation Reserve	3	1		—	—		4

(A)
For a discussion of bad debt recoveries, see Item 8. Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies.
(B)
Accounts Receivable written off.
(C)
Reserve reduced to appropriate level and to remove obsolete inventory.

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

Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH A. LAROSSA	Chair of the Board, President, Chief Executive Officer and	February 25, 2025
Ralph A. LaRossa	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer	February 25, 2025
Daniel J. Cregg	(Principal Financial Officer)

/s/ ROSE M. CHERNICK	Vice President and Controller	February 25, 2025
Rose M. Chernick	(Principal Accounting Officer)

/s/ WILLIE A. DEESE	Director	February 25, 2025
Willie A. Deese

/s/ JAMIE M. GENTOSO	Director	February 25, 2025
Jamie M. Gentoso

/s/ BARRY H. OSTROWSKY	Director	February 25, 2025
Barry H. Ostrowsky

/s/ RICARDO G. PÉREZ	Director	February 25, 2025
Ricardo G. Pérez

/s/ VALERIE A. SMITH	Director	February 25, 2025
Valerie A. Smith

/s/ SCOTT G. STEPHENSON	Director	February 25, 2025
Scott G. Stephenson

/s/ LAURA A. SUGG	Director	February 25, 2025
Laura A. Sugg

/s/ JOHN P. SURMA	Director	February 25, 2025
John P. Surma

/s/ KENNETH Y. TANJI	Director	February 25, 2025
Kenneth Y. Tanji

/s/ SUSAN TOMASKY	Director	February 25, 2025
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

Date: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH A. LAROSSA	Chair of the Board and Chief Executive Officer and	February 25, 2025
Ralph A. LaRossa	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer	February 25, 2025
Daniel J. Cregg	(Principal Financial Officer)

/s/ ROSE M. CHERNICK	Vice President and Controller	February 25, 2025
Rose M. Chernick	(Principal Accounting Officer)

/s/ WILLIE A. DEESE	Director	February 25, 2025
Willie A. Deese

/s/ BARRY H. OSTROWSKY	Director	February 25, 2025
Barry H. Ostrowsky

/s/ SUSAN TOMASKY	Director	February 25, 2025
Susan Tomasky