Form 10-Q
period 2025-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2025-04-30
CIK 788784, 81033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

As of April 22, 2025, Public Service Enterprise Group Incorporated had outstanding 498,997,910 shares of its sole class of Common Stock, without par value.

As of April 22, 2025, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.

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
•
risks associated with our ownership and operation of nuclear facilities and third-party operation of co-owned nuclear facilities, including increased nuclear fuel storage costs, regulatory risks, such as compliance with the Atomic Energy Act and trade control, environmental and other regulations, as well as operational, financial, environmental and health and safety risks;
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions, except per share data

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
OPERATING REVENUES	$3,222	$2,760
OPERATING EXPENSES
Energy Costs	1,186	997
Operation and Maintenance	919	783
Depreciation and Amortization	320	295
Total Operating Expenses	2,425	2,075
OPERATING INCOME	797	685
Net Gains (Losses) on Trust Investments	8	95
Net Other Income (Deductions)	37	35
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	16	19
Interest Expense	(241)	(205)
INCOME BEFORE INCOME TAXES	617	629
Income Tax Benefit (Expense)	(28)	(97)
NET INCOME	$589	$532
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	498	499
DILUTED	500	500
NET INCOME PER SHARE:
BASIC	$1.18	$1.07
DILUTED	$1.18	$1.06

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
NET INCOME	$589	$532
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(11) and $6 for 2025 and 2024, respectively	16	(10)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $8 and $(7) for 2025 and 2024, respectively	(20)	18
Pension/OPEB adjustment, net of tax (expense) benefit of $(1) for 2025 and 2024	1	2
Other Comprehensive Income (Loss), net of tax	(3)	10
COMPREHENSIVE INCOME	$586	$542

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$894	$125
Accounts Receivable, net of allowance of $230 in 2025 and $210 in 2024	1,772	1,597
Tax Receivable	316	394
Unbilled Revenues, net of allowance of $4 in 2025 and $5 in 2024	230	313
Fuel	93	232
Materials and Supplies, net	898	892
Prepayments	104	117
Derivative Contracts	50	33
Regulatory Assets	419	516
Other	23	16
Total Current Assets	4,799	4,235
PROPERTY, PLANT AND EQUIPMENT	51,687	51,207
Less: Accumulated Depreciation and Amortization	(11,411)	(11,143)
Net Property, Plant and Equipment	40,276	40,064
NONCURRENT ASSETS
Regulatory Assets	6,263	6,125
Operating Lease Right-of-Use Assets	160	162
Long-Term Investments	239	263
Nuclear Decommissioning Trust (NDT) Fund	2,725	2,670
Long-Term Receivable of Variable Interest Entity (VIE)	561	558
Rabbi Trust Fund	165	165
Derivative Contracts	21	51
Other	366	347
Total Noncurrent Assets	10,500	10,341
TOTAL ASSETS	$55,575	$54,640

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31, 2025	December 31, 2024
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$2,600	$2,150
Commercial Paper and Loans	400	1,593
Accounts Payable	1,094	1,136
Derivative Contracts	85	5
Accrued Interest	230	219
Accrued Taxes	41	10
Clean Energy Program	86	145
Obligation to Return Cash Collateral	119	93
Regulatory Liabilities	523	555
Other	641	599
Total Current Liabilities	5,819	6,505
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	7,360	7,248
Regulatory Liabilities	2,230	2,271
Operating Leases	150	153
Asset Retirement Obligations	1,359	1,500
OPEB Costs	278	292
OPEB Costs of Servco	517	510
Accrued Pension Costs	487	488
Accrued Pension Costs of Servco	28	31
Environmental Costs	221	225
Derivative Contracts	16	4
Long-Term Accrued Taxes	138	130
Other	204	205
Total Noncurrent Liabilities	12,988	13,057
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	20,398	18,964
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2025 and 2024—534 shares	5,014	5,057
Treasury Stock, at cost, 2025 and 2024—35 and 36 shares, respectively	(1,376)	(1,403)
Retained Earnings	12,868	12,593
Accumulated Other Comprehensive Loss	(136)	(133)
Total Stockholders’ Equity	16,370	16,114
Total Capitalization	36,768	35,078
TOTAL LIABILITIES AND CAPITALIZATION	$55,575	$54,640

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$589	$532
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	320	295
Amortization of Nuclear Fuel	53	51
Provision for Deferred Income Taxes and ITC	(38)	40
Non-Cash Employee Benefit Plan (Credits) Costs	19	18
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	183	258
Cost of Removal	(34)	(45)
Energy Efficiency Programs Regulatory Investment Expenditures	(165)	(118)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	38	27
Net Change in Other Regulatory Assets and Liabilities	37	(47)
Net (Gains) Losses and (Income) Expense from NDT Fund	(26)	(109)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	78	5
Accrued Taxes	31	11
Cash Collateral	(89)	(168)
Obligation to Return Cash Collateral	26	4
Other Current Assets and Liabilities	24	(97)
Employee Benefit Plan Funding and Related Payments	(17)	(19)
Other	20	23
Net Cash Provided By (Used In) Operating Activities	1,049	661
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(628)	(797)
Proceeds from Sales of Trust Investments	394	369
Purchases of Trust Investments	(410)	(380)
Other	26	23
Net Cash Provided By (Used In) Investing Activities	(618)	(785)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(1,193)	(425)
Issuance of Long-Term Debt	1,900	2,250
Payment of Long-Term Debt	—	(250)
Cash Dividends Paid on Common Stock	(314)	(299)
Other	(48)	(27)
Net Cash Provided By (Used In) Financing Activities	345	1,249
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	776	1,125
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	154	99
Cash, Cash Equivalents and Restricted Cash at End of Period	$930	$1,224
Supplemental Disclosure of Cash Flow Information:
Net Income Taxes Paid (Received)	$(71)	$(4)
Interest Paid, Net of Amounts Capitalized	$226	$172
Accrued Property, Plant and Equipment Expenditures	$372	$408

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions

(Unaudited)

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	534	$5,057	(36)	$(1,403)	$12,593	$(133)	$16,114
Net Income	—	—	—	—	589	—	589
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(4)	—	—	—	—	—	(3)	(3)
Comprehensive Income							586
Cash Dividends at $0.63 per share on Common Stock	—	—	—	—	(314)	—	(314)
Other	—	(43)	1	27	—	—	(16)
Balance as of March 31, 2025	534	$5,014	(35)	$(1,376)	$12,868	$(136)	$16,370

Balance as of December 31, 2023	534	$5,018	(36)	$(1,379)	$12,017	$(179)	$15,477
Net Income	—	—	—	—	532	—	532
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(2)	—	—	—	—	—	10	10
Comprehensive Income							542
Cash Dividends at $0.60 per share on Common Stock	—	—	—	—	(299)	—	(299)
Other	—	(15)	1	13	—	—	(2)
Balance as of March 31, 2024	534	$5,003	(35)	$(1,366)	$12,250	$(169)	$15,718

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
OPERATING REVENUES	$2,664	$2,333
OPERATING EXPENSES
Energy Costs	1,094	928
Operation and Maintenance	576	465
Depreciation and Amortization	280	257
Total Operating Expenses	1,950	1,650
OPERATING INCOME	714	683
Net Other Income (Deductions)	16	16
Net Non-Operating Pension and OPEB Credits (Costs)	17	19
Interest Expense	(157)	(138)
INCOME BEFORE INCOME TAXES	590	580
Income Tax Expense	(44)	(92)
NET INCOME	$546	$488

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
NET INCOME	$546	$488
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for 2025 and 2024	—	—
COMPREHENSIVE INCOME	$546	$488

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$559	$79
Accounts Receivable, net of allowance of $230 in 2025 and $210 in 2024	1,378	1,189
Unbilled Revenues, net of allowance of $4 in 2025 and $5 in 2024	230	313
Materials and Supplies, net	638	642
Prepayments	38	28
Regulatory Assets	419	516
Other	16	15
Total Current Assets	3,278	2,782
PROPERTY, PLANT AND EQUIPMENT	46,769	46,198
Less: Accumulated Depreciation and Amortization	(9,335)	(9,160)
Net Property, Plant and Equipment	37,434	37,038
NONCURRENT ASSETS
Regulatory Assets	6,263	6,125
Operating Lease Right-of-Use Assets	94	93
Long-Term Investments	83	90
Rabbi Trust Fund	30	30
Long-Term Accrued Taxes	—	2
Other	218	204
Total Noncurrent Assets	6,688	6,544
TOTAL ASSETS	$47,400	$46,364

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31, 2025	December 31, 2024
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$800	$350
Commercial Paper and Loans	—	444
Accounts Payable	640	704
Accounts Payable—Affiliated Companies	449	362
Accrued Interest	137	174
Clean Energy Program	86	145
Obligation to Return Cash Collateral	119	93
Regulatory Liabilities	523	555
Other	419	371
Total Current Liabilities	3,173	3,198
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	6,608	6,477
Regulatory Liabilities	2,230	2,271
Operating Leases	83	83
Asset Retirement Obligations	460	457
OPEB Costs	152	164
Accrued Pension Costs	304	305
Environmental Costs	153	159
Long-Term Accrued Taxes	5	—
Other	153	157
Total Noncurrent Liabilities	10,148	10,073
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	15,088	14,648
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2025 and 2024—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	15,947	15,401
Accumulated Other Comprehensive Loss	(4)	(4)
Total Stockholder’s Equity	18,991	18,445
Total Capitalization	34,079	33,093
TOTAL LIABILITIES AND CAPITALIZATION	$47,400	$46,364

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$546	$488
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	280	257
Provision for Deferred Income Taxes and ITC	(21)	53
Non-Cash Employee Benefit Plan (Credits) Costs	11	11
Cost of Removal	(34)	(45)
Energy Efficiency Programs Regulatory Investment Expenditures	(165)	(118)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	38	27
Net Change in Other Regulatory Assets and Liabilities	37	(47)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(107)	(83)
Materials and Supplies	4	(60)
Prepayments	(10)	6
Accounts Payable	(67)	(87)
Accounts Receivable/Payable—Affiliated Companies, net	115	30
Obligation to Return Cash Collateral	26	4
Other Current Assets and Liabilities	14	6
Employee Benefit Plan Funding and Related Payments	(12)	(14)
Other	(23)	(20)
Net Cash Provided By (Used In) Operating Activities	632	408
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(605)	(739)
Proceeds from Sales of Trust Investments	1	1
Purchases of Trust Investments	(1)	(1)
Other	8	6
Net Cash Provided By (Used In) Investing Activities	(597)	(733)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(444)	(400)
Issuance of Long-Term Debt	900	1,000
Redemption of Long-Term Debt	—	(250)
Other	(12)	(12)
Net Cash Provided By (Used In) Financing Activities	444	338
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	479	13
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	108	75
Cash, Cash Equivalents and Restricted Cash at End of Period	$587	$88
Supplemental Disclosure of Cash Flow Information:
Net Income Taxes Paid (Received)	$—	$(1)
Interest Paid, Net of Amounts Capitalized	$189	$142
Accrued Property, Plant and Equipment Expenditures	$289	$322

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Millions

(Unaudited)

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2024	$892	$2,156	$15,401	$(4)	$18,445
Net Income	—	—	546	—	546
Comprehensive Income					546
Balance as of March 31, 2025	$892	$2,156	$15,947	$(4)	$18,991

Balance as of December 31, 2023	$892	$2,156	$14,004	$(4)	$17,048
Net Income	—	—	488	—	488
Comprehensive Income					488
Balance as of March 31, 2024	$892	$2,156	$14,492	$(4)	$17,536

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

Basis of Presentation

The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting guidance generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2024.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2024. Certain line item reclassifications have been made to prior year financial statements to conform with current year presentation. These reclassifications had no impact on PSEG’s or PSE&G’s results of operations, financial condition or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2024) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025. Restricted cash consists primarily of deposits received related to construction projects at PSE&G and the energy management and fuel procurement services contract with LIPA at PSEG Power.

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of March 31, 2025
Cash and Cash Equivalents	$559	$335	$894
Restricted Cash in Other Current Assets	7	8	15
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$587	$343	$930

As of December 31, 2024
Cash and Cash Equivalents	$79	$46	$125
Restricted Cash in Other Current Assets	8	—	8
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$108	$46	$154

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

Management evaluates its long-lived assets and reassess the reasonableness of their related estimated useful lives whenever events or changes in circumstances warrant assessment. Effective April 2025, PSEG Power revised the estimated useful lives for the Salem 1, Salem 2 and Hope Creek nuclear plants due primarily to the expectation that a 20-year license extension will be approved for these facilities. As a result, PSEG revised the related Asset Retirement Cost (ARC) asset and Asset Retirement Obligation (ARO) liability assumptions, including the probabilities associated with the retirement dates for the nuclear plants, which resulted in a decrease to the ARC asset and ARO liability of $160 million as of March 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants have been awarded zero emission certificates (ZECs) by the BPU through May 2025. These nuclear plants are expected to receive ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognizes revenue when the units generate electricity, which is when the performance obligation is satisfied. These revenues are considered variable consideration within the scope of revenue from contracts with

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

customers and are included in PJM Sales in the following tables. ZEC revenue is adjusted by the estimated production tax credits (PTCs) generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants. ZEC revenue will be adjusted based upon the actual value of the PTCs generated by these nuclear plants and that adjustment could be material. See Note 13. Income Taxes for further discussion on the factors that could result in an adjustment to the value of the PTCs.

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

Revenues Unrelated to Contracts with Customers

PSEG Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 10. Financial Risk Management Activities for further discussion.

Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2025
Revenues from Contracts with Customers
Electric Distribution	$944	$—	$—	$944
Gas Distribution	1,143	—	—	1,143
Transmission	439	—	—	439
Electricity and Related Product Sales
Third-Party Sales	—	453	—	453
Sales to Affiliates	—	32	(32)	—
Gas Sales
Third-Party Sales	—	140	—	140
Sales to Affiliates	—	501	(501)	—
Other Revenues from Contracts with Customers (B)	91	178	(1)	268
Total Revenues from Contracts with Customers	2,617	1,304	(534)	3,387
Revenues Unrelated to Contracts with Customers (C)	47	(212)	—	(165)
Total Operating Revenues	$2,664	$1,092	$(534)	$3,222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2024
Revenues from Contracts with Customers
Electric Distribution	$781	$—	$—	$781
Gas Distribution	922	—	—	922
Transmission	436	—	—	436
Electricity and Related Product Sales
Third-Party Sales	—	230	—	230
Sales to Affiliates	—	30	(30)	—
Gas Sales
Third-Party Sales	—	76	—	76
Sales to Affiliates	—	414	(414)	—
Other Revenues from Contracts with Customers (B)	84	174	(1)	257
Total Revenues from Contracts with Customers	2,223	924	(445)	2,702
Revenues Unrelated to Contracts with Customers (C)	110	(52)	—	58
Total Operating Revenues	$2,333	$872	$(445)	$2,760

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

Contract Balances

PSE&G

PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of March 31, 2025 and December 31, 2024. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. Allowances represented approximately 13% of accounts receivable (including unbilled revenues) as of both March 31, 2025 and December 31, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months ended March 31, 2025 and 2024:

	2025	2024
	Millions
Balance as of Beginning of Year	$215	$283
Utility Customer and Other Accounts
Provision	37	26
Write-offs, net of Recoveries of $9 million and $7 million in 2025 and 2024, respectively	(18)	(36)
Balance as of End of Period	$234	$273

PSEG Power & Other

PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of March 31, 2025 and December 31, 2024.

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

PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of March 31, 2025 or December 31, 2024. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.

PSEG LI did not have any material contract balances as of March 31, 2025 and December 31, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amended OSA—In April 2022, PSEG LI entered into an amended OSA with LIPA. The OSA remains a 12-year services contract ending on December 31, 2025 with annual fixed and variable components. The fixed fee for the provision of services thereunder in 2025 is approximately $45 million and is updated each year based on the change in the Consumer Price Index. At an April 30, 2025 LIPA board meeting, the LIPA board of trustees voted against the recommendation from LIPA management to award the operations services agreement to a different electric service provider. PSEG awaits further information from LIPA regarding next steps in this process, the outcome of which is uncertain.

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

For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $152 million and $150 million for the three months ended March 31, 2025 and 2024, respectively, of O&M expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

Note 4. Rate Filings

In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU or FERC by PSE&G are as follows:

BGSS— In April 2025, the BPU gave final approval to PSE&G’s BGSS rate of approximately 33 cents per therm, which was effective October 1, 2024.

CIP— In February 2025, the BPU gave final approval for PSE&G’s updated electric CIP petition to recover approximately $96 million of deficient electric revenues over two years that resulted from the 12-month period ended May 31, 2024, with new rates which were effective August 1, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Infrastructure Advancement Program (IAP)—In April 2025, the BPU approved PSE&G's updated cost recovery petition to recover in electric and gas base rates an annual revenue increase of approximately $6 million and $3 million, respectively, effective May 1, 2025. This increase represents the return of and on investment for IAP electric investments in service through January 31, 2025.

RAC— In January 2025, the BPU approved PSE&G’s RAC 30 petition approving recovery of approximately $56 million of net MGP expenditures incurred from August 1, 2021 through July 31, 2022, with new rates effective February 15, 2025.

Note 5. Financing Receivables

PSE&G

PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducted a comprehensive credit review for all borrowers. As of March 31, 2025, none of the solar loans were impaired; however, in the event a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets.

The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	March 31, 2025	December 31, 2024
	Millions
Commercial/Industrial	$34	$38
Residential	2	2
Total	36	40
Current Portion (included in Accounts Receivable)	(16)	(17)
Noncurrent Portion (included in Long-Term Investments)	$20	$23

The solar loans originated under the remaining Solar Loan Programs are comprised as follows:

Programs	Balance as of March 31, 2025	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan II	$18	prior to 2015	10 years	15 years
Solar Loan III	18	prior to 2022	10 years	10 years
Total	$36

The average life of loans paid in full is 8 years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of March 31, 2025 and have an average remaining life of approximately 2 years. There are no remaining residential loans outstanding and less than $1 million of commercial loans outstanding under the Solar Loan I program.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

on PSEG’s Condensed Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Condensed Consolidated Balance Sheets.

Leveraged leases outstanding as of March 31, 2025 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investments as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025	December 31, 2024
	Millions
Lease Receivables (net of Non-Recourse Debt)	$178	$200
Estimated Residual Value of Leased Assets	—	—
Total Investment in Rental Receivables	178	200
Unearned and Deferred Income	(47)	(50)
Gross Investments in Leases	131	150
Deferred Tax Liabilities	(31)	(33)
Net Investments in Leases	$100	$117

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of March 31, 2025	As of March 31, 2025
Millions
AA	$7
A-	148
BBB+	23
Total	$178

PSEG recorded no credit losses for the leveraged leases existing on March 31, 2025. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

Note 6. Trust Investments

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables show the amortized costs basis, gross unrealized gains and losses and fair values for the securities held in the NDT Fund.

	As of March 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$510	$356	$(7)	$859
International	437	114	(20)	531
Total Equity Securities	947	470	(27)	1,390
Available-for-Sale Debt Securities
Government	847	4	(76)	775
Corporate	552	4	(26)	530
Total Available-for-Sale Debt Securities	1,399	8	(102)	1,305
Total NDT Fund Investments (A)	$2,346	$478	$(129)	$2,695

(A)
The NDT Fund Investments table excludes cash and foreign currency of $30 million as of March 31, 2025, which is part of the NDT Fund.

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$508	$393	$(9)	$892
International	419	98	(29)	488
Total Equity Securities	927	491	(38)	1,380
Available-for-Sale Debt Securities
Government	853	1	(91)	763
Corporate	531	3	(31)	503
Total Available-for-Sale Debt Securities	1,384	4	(122)	1,266
Total NDT Fund Investments (A)	$2,311	$495	$(160)	$2,646

(A)
The NDT Fund Investments table excludes cash and foreign currency of $24 million as of December 31, 2024, which is part of the NDT Fund.

Net unrealized gains (losses) on debt securities of $(55) million (after-tax) were included in Accumulated Other Comprehensive Loss (AOCL) on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2025. The portion of net unrealized gains (losses) recognized in the first quarter of 2025 related to equity securities still held as of March 31, 2025 was $17 million.

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2025	December 31, 2024
	Millions
Accounts Receivable	$21	$18
Accounts Payable	$12	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2025				As of December 31, 2024
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$36	$(6)	$5	$(2)	$73	$(8)	$4	$(1)
International	96	(12)	25	(7)	126	(19)	22	(10)
Total Equity Securities	132	(18)	30	(9)	199	(27)	26	(11)
Available-for-Sale Debt Securities
Government (B)	142	(2)	387	(74)	295	(7)	382	(84)
Corporate (C)	73	(1)	213	(25)	119	(2)	227	(29)
Total Available-for-Sale Debt Securities	215	(3)	600	(99)	414	(9)	609	(113)
NDT Trust Investments	$347	$(21)	$630	$(108)	$613	$(36)	$635	$(124)

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

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2025	2024
	Millions
Proceeds from NDT Fund Sales (A)	$387	$360
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$48	$31
Gross Realized Losses	(29)	(14)
Net Realized Gains (Losses) on NDT Fund (B)	19	17
Net Unrealized Gains (Losses) on Equity Securities	(10)	78
Net Gains (Losses) on NDT Fund Investments	$9	$95

(A)
Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)
The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The NDT Fund debt securities held as of March 31, 2025 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$28
1 - 5 years	359
6 - 10 years	211
11 - 15 years	74
16 - 20 years	113
Over 20 years	520
Total NDT Available-for-Sale Debt Securities	$1,305

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

The following tables show the amortized cost basis, gross unrealized gains and losses and fair values for the securities held in the Rabbi Trust.

	As of March 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$7	$—	$15
Available-for-Sale Debt Securities
Government	105	—	(20)	85
Corporate	75	—	(10)	65
Total Available-for-Sale Debt Securities	180	—	(30)	150
Total Rabbi Trust Investments	$188	$7	$(30)	$165

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	105	—	(22)	83
Corporate	76	—	(11)	65
Total Available-for-Sale Debt Securities	181	—	(33)	148
Total Rabbi Trust Investments	$189	$9	$(33)	$165

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net unrealized gains (losses) on debt securities of $(22) million (after-tax) were included in AOCL on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2025. The portion of net unrealized gains (losses) recognized during the first quarter of 2025 related to equity securities still held as of March 31, 2025 was approximately $(1) million.

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts were immaterial as of March 31, 2025 and December 31, 2024.

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2025				As of December 31, 2024
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$7	$—	$72	$(20)	$10	$—	$71	$(22)
Corporate (B)	8	—	47	(10)	11	—	49	(11)
Total Available-for-Sale Debt Securities	15	—	119	(30)	21	—	120	(33)
Rabbi Trust Investments	$15	$—	$119	$(30)	$21	$—	$120	$(33)

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

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2025	2024
	Millions
Proceeds from Rabbi Trust Sales	$7	$9
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$1
Gross Realized Losses	—	(1)
Net Realized Gains (Losses) on Rabbi Trust (A)	—	—
Net Unrealized Gains (Losses) on Equity Securities	(1)	—
Net Gains (Losses) on Rabbi Trust Investments	$(1)	$—

(A)
The cost of these securities was determined on the basis of specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Rabbi Trust debt securities held as of March 31, 2025 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$5
1 - 5 years	28
6 - 10 years	16
11 - 15 years	11
16 - 20 years	16
Over 20 years	74
Total Rabbi Trust Available-for-Sale Debt Securities	$150

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

The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of	As of
	March 31, 2025	December 31, 2024
	Millions
PSE&G	$30	$30
PSEG Power & Other	135	135
Total Rabbi Trust Investments	$165	$165

Note 7. Pension and Other Postretirement Benefits (OPEB)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides the components of net periodic benefit costs (credits) relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco. Amounts shown do not reflect the impacts of capitalization, co-owner allocations and certain regulatory orders. Only the service cost component is eligible for capitalization, when applicable.

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	Millions
Components of Net Periodic Benefit (Credits) Costs
Service Cost (included in O&M Expense)	$22	$23	$—	$1
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	58	56	9	9
Expected Return on Plan Assets	(77)	(80)	(8)	(9)
Amortization of Net
Prior Service Credit	—	—	1	—
Actuarial Loss (Gain)	15	18	(1)	—
Non-Service Components of Pension and OPEB (Credits) Costs	(4)	(6)	1	—
Total Net Benefit (Credits) Costs	$18	$17	$1	$1

Pension and OPEB (credits) costs for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	Millions
PSE&G	$12	$11	$(1)	$—
PSEG Power & Other	6	6	2	1
Total Net Benefit (Credits) Costs	$18	$17	$1	$1

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

Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $23 million into its pension plan in 2025. Servco’s pension-related revenues and costs were $6 million for three months ended March 31, 2025 and 2024. The OPEB-related revenues earned and costs incurred were $3 million for the three months ended March 31, 2025 and 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Commitments and Contingent Liabilities

Guaranteed Obligations

PSEG Power’s activities primarily involve the purchase and/or sale of energy, nuclear fuel and other related products under transportation, physical, financial and forward contracts at fixed and variable prices. These transactions are with numerous counterparties and brokers that may require cash, letters of credit or guarantees as a form of collateral.

PSEG Power has unconditionally guaranteed payments to counterparties on behalf of its subsidiaries in commodity-related transactions in order to

•
support current exposure, interest and other costs on sums due and payable in the ordinary course of business, and
•
obtain unsecured credit thresholds from counterparties.

PSEG Power is subject to

•
counterparty collateral calls due to margining provisions included in commodity contracts, and
•
certain creditworthiness standards as guarantor under performance guarantees of its subsidiaries.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of March 31, 2025 and December 31, 2024.

	As of	As of
	March 31, 2025	December 31, 2024
	Millions
Face Value of Outstanding Guarantees	$1,078	$1,272
Exposure under Current Guarantees	$88	$47

Letters of Credit - Counterparty Margining Posted	$40	$4
Letters of Credit - Counterparty Margining Received	$9	$24

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$—	$(1)
Net Broker Balance Deposited (Received)	$333	$245

Additional Amounts Posted
Other Letters of Credit	$157	$155

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

them to submit to the EPA individually or jointly an offer to fund or participate in the next stages of the remediation. PSEG submitted a good faith offer to the EPA in June 2022 on behalf of PSE&G and PSEG Power. PSEG understands that the EPA is evaluating its offer.

As of March 31, 2025, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

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

Manufactured Gas Plant (MGP) Remediation Program

PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $199 million and $224 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $199 million as of March 31, 2025. Of this amount, $49 million was recorded in Other Current Liabilities and $150 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $199 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 9. Debt and Credit Facilities

Long-Term Debt Financing Transactions

The following long-term debt transactions occurred in the three months ended March 31, 2025:

PSEG

•
issued $600 million of 4.90% Senior Notes due March 2030, and
•
issued $400 million of 5.40% Senior Notes due March 2035.

PSE&G

•
issued $400 million of 5.05% Secured Medium-Term Notes, Series Q, due March 2035, and
•
issued $500 million of 5.50% Secured Medium-Term Notes, Series Q, due March 2055.

Short-Term Liquidity

PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facility.

The commitments under the $3.8 billion credit facilities are provided by a diverse bank group. As of March 31, 2025, the total available credit capacity was $3.7 billion. In March 2025, PSEG, PSEG Power, and PSE&G executed a one year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2029, and PSEG Power amended certain provisions in the Master Credit Facility including removal of subsidiary guarantees of PSEG Power obligations. The PSEG Power letter of credit facilities and term loans were also amended to be consistent with the Master Credit Facility, and the uncommitted credit facility at a subsidiary of PSEG Power was terminated.

As of March 31, 2025, no single institution represented more than 9% of the total commitments in the credit facilities.

As of March 31, 2025, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.

Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

The total committed credit facilities and available liquidity as of March 31, 2025 were as follows:

	As of March 31, 2025
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$14	$1,486	Mar 2029	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$14	$1,486
PSE&G
Revolving Credit Facility	$1,000	$25	$975	Mar 2029	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$25	$975
PSEG Power
Revolving Credit Facility (A)	$1,250	$37	$1,213	Mar 2029	Funding/Letters of Credit
Letter of Credit Facility	75	45	30	Apr 2026	Letters of Credit
Total PSEG Power	$1,325	$82	$1,243
Total (C)	$3,825	$121	$3,704

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
(B)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of March 31, 2025, neither PSEG nor PSE&G had commercial paper outstanding.
(C)
Amounts do not include uncommitted credit facilities or 364-day term loans, if any apply.

PSEG Power has uncommitted credit facilities totaling $200 million, which can be utilized for letters of credit. As of March 31, 2025, PSEG Power had $112 million in letters of credit outstanding under these uncommitted credit facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Short-Term Loans

In December 2024, PSEG Power entered into a new 364-day variable rate term loan for $400 million. In December 2024, PSEG Power extended the maturity of the $1.25 billion term loan from March 2025 to June 2025.

Note 10. Financial Risk Management Activities

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

Commodity Prices

Within PSEG and its affiliate companies, PSEG Power has the most exposure to commodity price risk. PSEG Power is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. PSEG Power uses a variety of derivative and non-derivative instruments, such as financial options, futures and swaps to manage the exposure to fluctuations in commodity prices and optimize the value of PSEG Power’s expected generation. PSEG Power also uses derivatives to hedge a portion of its anticipated BGSS obligations with PSE&G. For additional information see Note 8. Commitments and Contingent Liabilities.

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

As of March 31, 2025, PSEG had interest rate hedges outstanding to fix the interest rate portion of anticipated 2025 debt issuances. The fair value of these hedges was immaterial as of March 31, 2025.

In the first quarter of 2025, PSEG unwound interest rate hedges totaling $800 million in connection with the $1 billion long-term debt issuances at PSEG that occurred in March 2025. See Note 9. Debt and Credit Facilities for additional information. The settlement payment of $4 million received for these interest rate hedges was recorded in Accumulated Other Comprehensive Income (Loss) and will be amortized into earnings to match the term and timing of the hedged debt.

The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate hedges designated as cash flow hedges was $16 million and $36 million as of March 31, 2025 and December 31, 2024, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are $3 million.

Fair Values of Derivative Instruments

The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

accordance with PSEG’s accounting policy, these positions are offset on the Condensed Consolidated Balance Sheets of PSEG. For additional information see Note 11. Fair Value Measurements.

Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2025 and December 31, 2024. The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of March 31, 2025
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$815	$(765)	$50	$50
Noncurrent Assets	7	681	(667)	14	21
Total Mark-to-Market Derivative Assets	$7	$1,496	$(1,432)	$64	$71
Derivative Contracts
Current Liabilities	$—	$(1,047)	$962	$(85)	$(85)
Noncurrent Liabilities	(7)	(684)	675	(9)	(16)
Total Mark-to-Market Derivative (Liabilities)	$(7)	$(1,731)	$1,637	$(94)	$(101)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$—	$(235)	$205	$(30)	$(30)

	As of December 31, 2024
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$403	$(370)	$33	$33
Noncurrent Assets	32	375	(356)	19	51
Total Mark-to-Market Derivative Assets	$32	$778	$(726)	$52	$84
Derivative Contracts
Current Liabilities	$—	$(448)	$443	$(5)	$(5)
Noncurrent Liabilities	—	(408)	404	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$—	$(856)	$847	$(9)	$(9)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$32	$(78)	$121	$43	$75

(A)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, PSEG Power had net cash collateral (receipts) payments to counterparties of $333 million and $244 million, respectively. Of these net cash collateral (receipts) payments, $205 million March 31, 2025 and $121 million as of December 31, 2024 were netted against the corresponding net derivative contract

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

positions. Of the $205 million as of March 31, 2025, $197 million was netted against current liabilities and $8 million against current noncurrent liabilities. Of the $121 million as of December 31, 2024, $73 million was netted against current liabilities and $48 million against noncurrent liabilities.

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

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $108 million as of March 31, 2025 and $17 million as of December 31, 2024. As of March 31, 2025 and December 31, 2024, PSEG Power had the contractual right of offset of $22 million and $11 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $86 million and $6 million as of March 31, 2025 and December 31, 2024, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

The following shows the effect on the Condensed Consolidated Statements of Operations and on AOCL of derivative instruments designated as cash flow hedges for the three months ended March 31, 2025 and 2024:

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
Derivatives in Cash Flow	March 31,			March 31,
Hedging Relationships	2025	2024		2025	2024
	Millions			Millions
PSEG
Interest Rate Derivatives	$(27)	$28	Interest Expense	$1	$3
Total PSEG	$(27)	$28		$1	$3

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months ended March 31, 2025 and 2024, the amount of gain on interest rate hedges reclassified from AOCL into income was immaterial and $2 million after-tax, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2023	$4	$3
Gain Recognized in AOCL	59	42
Less: Gain Reclassified into Income	(13)	(9)
Balance as of December 31, 2024	$50	$36
Loss Recognized in AOCL	(27)	(20)
Less: Gain Reclassified into Income	(1)	—
Balance as of March 31, 2025	$22	$16

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2025 and 2024, respectively. PSEG Power’s derivative contracts reflected in this table primarily includes contracts to hedge the purchase and sale of electricity and natural gas.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2025	2024
		Millions
Energy-Related Contracts	Operating Revenues	$(241)	$(148)
Energy-Related Contracts	Energy Costs	(2)	1
Total		$(243)	$(147)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of March 31, 2025 and December 31, 2024.

		As of	As of
Type	Notional	March 31, 2025	December 31, 2024
		Millions
Natural Gas	Dekatherm (Dth)	90	70
Electricity	MWh	(64)	(49)
Financial Transmission Rights (FTRs)	MWh	10	16
Interest Rate Derivatives	U.S. Dollars	1,000	2,290

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2025, 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 17. Related-Party Transactions for additional information.

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2025, PSEG held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of March 31, 2025, PSE&G had $80 million in unsecured mark-to-market credit exposure with its suppliers.

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

Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable. There were no transfers to or from Level 3 during the three months ended March 31, 2025 and 2024, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

	Recurring Fair Value Measurements as of March 31, 2025
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$750	$—	$750	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$64	$(1,432)	$1	$1,495	$—
Interest Rate Derivatives (C)	$7	$—	$—	$7	$—
NDT Fund (D)
Equity Securities	$1,390	$—	$1,390	$—	$—
Debt Securities—U.S. Treasury	$365	$—	$—	$365	$—
Debt Securities—Govt Other	$410	$—	$—	$410	$—
Debt Securities—Corporate	$530	$—	$—	$530	$—
Rabbi Trust (D)
Equity Securities	$15	$—	$15	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$28	$—	$—	$28	$—
Debt Securities—Corporate	$65	$—	$—	$65	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(94)	$1,637	$(2)	$(1,728)	$(1)
Interest Rate Derivatives (C)	$(7)	$—	$—	$(7)	$—
PSE&G
Assets:
Cash Equivalents (A)	$480	$—	$480	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2024
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$100	$—	$100	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$52	$(726)	$2	$776	$—
Interest Rate Derivatives (C)	$32	$—	$—	$32	$—
NDT Fund (D)
Equity Securities	$1,380	$—	$1,380	$—	$—
Debt Securities—U.S. Treasury	$366	$—	$—	$366	$—
Debt Securities—Govt Other	$397	$—	$—	$397	$—
Debt Securities—Corporate	$503	$—	$—	$503	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$55	$—	$—	$55	$—
Debt Securities—Govt Other	$28	$—	$—	$28	$—
Debt Securities—Corporate	$65	$—	$—	$65	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(9)	$847	$(3)	$(852)	$(1)
PSE&G
Assets:
Cash Equivalents (A)	$70	$—	$70	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

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
(D)
The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities). The fair value measurement table excludes any cash and foreign currency included in these trusts. For additional information, see Note 6. Trust Investments.

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

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. See Note 10. Financial Risk Management Activities for additional detail.

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

As of March 31, 2025, PSEG carried $3.6 billion of net assets that were measured at fair value on a recurring basis, of which $1 million of liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

As of March 31, 2024, PSEG carried $3.9 billion of net assets that were measured at fair value on a recurring basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Debt

The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of March 31, 2025 and December 31, 2024 are included in the following table and accompanying notes.

	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$5,860	$5,814	$4,866	$4,754
PSE&G (A)	15,888	14,398	14,998	13,337
PSEG Power (B)	1,250	1,250	1,250	1,250
Total Long-Term Debt	$22,998	$21,462	$21,114	$19,341

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
(B)
Private term loan with book value approximating fair value (Level 2 measurement).

Note 12. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2025
NDT Fund Interest and Dividends	$—	$20	$20
Allowance for Funds Used During Construction	11	—	11
Solar Loan Interest	1	—	1
Other Interest	3	4	7
Other	1	(3)	(2)
Total Net Other Income (Deductions)	$16	$21	$37
Three Months Ended March 31, 2024
NDT Fund Interest and Dividends	$—	$17	$17
Allowance for Funds Used During Construction	11	—	11
Solar Loan Interest	2	—	2
Other Interest	2	5	7
Other	1	(3)	(2)
Total Net Other Income (Deductions)	$16	$19	$35

(A)
PSEG Power & Other consists of activity at PSEG Power, Energy Holdings, PSEG LI, Services, PSEG (parent company) and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Income Taxes

A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended
PSEG	March 31,
	2025	2024
	Millions
Pre-Tax Income	$617	$629
Tax Computed at Statutory Rate @ 21%	$130	$132
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	45	40
GPRC-CEF-EE	(16)	(15)
Estimated Annual Effective Tax Rate Interim Period Adjustment	(37)	(17)
TAC	(96)	(43)
Other	2	—
Subtotal	(102)	(35)
Total Income Tax Expense	$28	$97
Effective Income Tax Rate	4.5%	15.4%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended
PSE&G	March 31,
	2025	2024
	Millions
Pre-Tax Income	$590	$580
Tax Computed at Statutory Rate @ 21%	$124	$122
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	43	41
GPRC-CEF-EE	(16)	(15)
TAC	(96)	(43)
Other	(11)	(13)
Subtotal	(80)	(30)
Total Income Tax Expense	$44	$92
Effective Income Tax Rate	7.5%	15.9%

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

PSEG determined that it was not subject to the CAMT for 2024 as it was not an applicable corporation in accordance with the statute. Under the same criteria, PSEG determined that it is an applicable corporation in 2025 and therefore it is subject to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CAMT in 2025. The impact of the CAMT for the quarter ended March 31, 2025 was not material. In September 2024, the U.S. Treasury issued proposed CAMT regulations on which taxpayers are not required to rely. The proposed CAMT regulations and certain relevant rules remain unclear and require further guidance. As such, the impact of the CAMT on PSEG’s and PSE&G’s financial statements is subject to continued evaluation.

The IRA established a new PTC for existing qualified nuclear generation facilities, effective 2024 through 2032, a new technology neutral energy tax credit, which applies to both new nuclear units and increases to nuclear generation capacity, effective 2025, and the transferability of energy tax credits, effective 2023.

The PTC for a given nuclear facility can be multiplied by five if prevailing wage requirements are met, and the value of the PTC is designed to phase out as the facility’s gross receipts increase. Both the PTC rate and phase out amount are subject to the Internal Revenue Service’s determination of annual inflation beginning in 2025.

PSEG’s estimated full year 2025 gross receipts from its nuclear operations are above the phase out amount, therefore, PSEG did not record a PTC benefit during the quarter ended March 31, 2025. The financial statement impacts from the PTC are subject to change based on several factors, including but not limited to, adjustments to estimated market prices and generation, and the issuance of authoritative guidance by Treasury/the Internal Revenue Service, including clarification of the definition of “gross receipts” used to determine the phase out. Any adjustments to amounts previously recorded could be material.

The enactment of additional federal or state tax legislation and clarification of previously enacted tax laws could impact PSEG’s and PSE&G’s financial statements.

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended March 31, 2025
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2024	$36	$(76)	$(93)	$(133)
Other Comprehensive Income (Loss) before Reclassifications	(20)	—	15	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1	2
Net Current Period Other Comprehensive Income (Loss)	$(20)	$1	$16	$(3)
Balance as of March 31, 2025	$16	$(75)	$(77)	$(136)

	Three Months Ended March 31, 2024
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2023	$3	$(102)	$(80)	$(179)
Other Comprehensive Income (Loss) before Reclassifications	20	—	(12)	8
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	2	2	2
Net Current Period Other Comprehensive Income (Loss)	18	2	(10)	10
Balance as of March 31, 2024	$21	$(100)	$(90)	$(169)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended
		March 31, 2025
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$1	$(1)	$—
Total Cash Flow Hedges		1	(1)	—
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	1	(1)
Total Pension and OPEB Plans		(2)	1	(1)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(1)	—	(1)
Total Available-for-Sale Debt Securities		(1)	—	(1)
Total		$(2)	$—	$(2)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended
		March 31, 2024
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$3	$(1)	$2
Total Cash Flow Hedges		3	(1)	2
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(3)	1	(2)
Total Pension and OPEB Plans		(3)	1	(2)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(4)	2	(2)
Total Available-for-Sale Debt Securities		(4)	2	(2)
Total		$(4)	$2	$(2)

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

	Three Months Ended March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$589	$589	$532	$532
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	498	498	499	499
Effect of Stock Based Compensation Awards	—	2	—	1
Total Shares	498	500	499	500
EPS
Net Income	$1.18	$1.18	$1.07	$1.06

Dividends

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2025	2024
Per Share	$0.63	$0.60
In Millions	$314	$299

On April 22, 2025, PSEG’s Board of Directors approved a $0.63 per share common stock dividend for the second quarter of 2025.

Note 16. Financial Information by Business Segment

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

PSEG Power & Other

This reportable segment is comprised primarily of PSEG Power which earns revenues primarily by selling energy and capacity into the markets for these products. PSEG Power also enters into bilateral contracts for energy, gas and other energy-related contracts to optimize the value of its portfolio of generating assets and gas supply obligations. PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants receive ZEC revenue from the EDCs in New Jersey, including PSE&G.

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

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended March 31, 2025
Operating Revenues	$2,664	$1,092	$(534)	$3,222
Energy Costs	1,094	626	(534)	1,186
Controllable Operation and Maintenance (C)	354	179	—	533
Depreciation and Amortization	280	40	—	320
Interest Income	4	5	(1)	8
Interest Expense	157	85	(1)	241
Income Tax Expense (Benefit)	44	(16)	—	28
Other Segment Items (D)	193	140	—	333
Net Income	$546	$43	$—	$589
Gross Additions to Long-Lived Assets	$605	$54	$(31)	$628
Three Months Ended March 31, 2024
Operating Revenues	$2,333	$872	$(445)	$2,760
Energy Costs	928	514	(445)	997
Controllable Operation and Maintenance (C)	313	160	—	473
Depreciation and Amortization	257	38	—	295
Interest Income	4	6	(1)	9
Interest Expense	138	68	(1)	205
Income Tax Expense (Benefit)	92	5	—	97
Other Segment Items (D)	121	49	—	170
Net Income	$488	$44	$—	$532
Gross Additions to Long-Lived Assets	$739	$58	$—	$797
As of March 31, 2025
Total Assets	$47,400	$8,662	$(487)	$55,575
Investments in Equity Method Subsidiaries	$—	$23	$—	$23
As of December 31, 2024
Total Assets	$46,364	$8,673	$(397)	$54,640
Investments in Equity Method Subsidiaries	$—	$21	$—	$21

(A)
PSEG Power & Other results include net after-tax gains (losses) of $(135) million and $(186) million for the three months ended March 31, 2025 and 2024, respectively, related to the impacts of non-trading commodity mark-to-market activity, which consists of the financial impact from positions with future delivery dates.
(B)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 2. Revenues and Note 17. Related-Party Transactions.
(C)
Controllable Operation and Maintenance expense includes amounts for labor and benefit costs, materials, outside services and other normal operational costs, including intersegment amounts, and is the significant expense information that is regularly provided to the Chief Operating Decision Maker (the Chief Executive Officer (CEO) for PSEG and PSE&G).
(D)
Other Segment Items include all other items to reconcile to Net Income. This includes all other O&M (primarily related to clause related expenditures at PSE&G and expenditures for transactions in which Servco acts as principal

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and controls the services provided to LIPA at PSEG Power & Other, each of which offset corresponding revenue amounts in those segments), non-operating pension and OPEB credits and costs, gains and losses on trust investments and other income and deductions.

Note 17. Related-Party Transactions

The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G

The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2025	2024
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$532	$444
Administrative Billings from Services (B)	117	117
Total Billings from Affiliates	$649	$561

	As of	As of
Related-Party Transactions	March 31, 2025	December 31, 2024
	Millions
Net Payable to PSEG Power (A)	$179	$209
Payable to Services (B)	128	116
Net Payable to PSEG (C)	142	37
Accounts Payable—Affiliated Companies	$449	$362
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes (Receivable) Payable	$5	$(2)

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

Our business discussion in Item 1. Business of our 2024 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2024 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2025 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the Form 10-K.

EXECUTIVE OVERVIEW OF 2025 AND FUTURE OUTLOOK

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

In 2023, the BPU approved a two-year extension of our current GSMP II program to replace at least 400 miles of cast iron and unprotected steel mains and services in our gas system. The GSMP II program extension provides for main replacement through December 2025 plus trailing services replacement and paving costs into 2026 and totals approximately $900 million of investment. Of the $900 million, $750 million is recovered through three periodic rate updates with the balance recovered through a future distribution base rate case. In addition, in January 2025 we re-started discussions regarding the GSMP III program which was initially filed in March 2023. PSE&G intends to begin the new program in 2026.

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

PSEG Power

At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through the PTC mechanism and hedging, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During the first three months of 2025, our nuclear units generated approximately 8.4 terawatt hours and operated at a capacity factor of 99.9%. Effective April 2025, PSEG Power revised the estimated useful lives for the Salem 1, Salem 2 and Hope Creek nuclear plants due to our expectation that a 20-year license extension will be approved for these facilities. Our hedging strategy continues to incorporate an estimated range of risk reduction impacts from the PTCs on our nuclear generation portfolio while retaining the ability to benefit when market pricing exceeds the phase out threshold. As of March 31, 2025, we expect that our hedged position for 2025 in conjunction with the PTC and market price variability will result in the realized value of our nuclear generation output being at, or above, the PTC phase out. Our strategy will continue to evolve given PTC guidance uncertainty, and potential incremental changes upon final U.S. Treasury guidance. In addition, we are exploring opportunities for the potential sale of power and/or emission credits from our nuclear facilities pursuant to long-term agreements.

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

Competitively Bid, FERC Regulated Transmission Projects

PSEG continues to evaluate additional investment opportunities in regulated transmission. In December 2023, PJM awarded us an approximately $424 million project to address increasing load and reliability issues in Maryland and northern Virginia as part of its 2022 Window 3 competitive solicitation. PJM has directed that the project be placed in service in 2027.

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

PSEG LI

PSEG's current contract as operations service provider for LIPA's electric transmission and distribution system runs through December 31, 2025. At an April 30, 2025 LIPA board meeting, the LIPA board of trustees voted against the recommendation from LIPA management to award the operations services agreement to a different electric service provider. PSEG awaits further information from LIPA regarding next steps in this process, the outcome of which is uncertain.

Financial Results

The results for PSEG, PSE&G and PSEG Power & Other for the three months ended March 31, 2025 and 2024 are presented as follows:

	Three Months Ended
	March 31,
	2025	2024
	Millions, except per share data
PSE&G	$546	$488
PSEG Power & Other (A)	43	44
PSEG Net Income	$589	$532

PSEG Net Income Per Share (Diluted)	$1.18	$1.06

(A)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended
	March 31,
	2025	2024
	Millions, after tax
NDT Fund and Related Activity (A) (B)	$6	$57
Non-Trading MTM Gains (Losses) (C)	$(135)	$(186)

(A)
NDT Fund activity includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 1. Note 6. Trust Investments for additional information. NDT Fund activity also includes interest and dividend income and other costs related to the NDT Fund recorded in Net Other Income (Deductions), interest accretion expense on PSEG Power’s nuclear Asset Retirement Obligation (ARO) recorded in Operation and Maintenance (O&M) Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.
(B)
Net of tax expense of $6 million and $38 million for the three months ended March 31, 2025 and 2024, respectively.
(C)
Net of tax benefit of $53 million and $72 million for the three months ended March 31, 2025 and 2024, respectively.

Our Net Income for the three months ended March 31, 2025 variance versus the comparable period in 2024 was driven primarily by higher earnings due to continued investments in T&D clause programs and settlement of the distribution base rate case in October 2024 at PSE&G combined with changes related to MTM and NDT Fund activity, as discussed above.

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

New Jersey Clean Energy Stakeholder Proceedings

In February 2023, the governor of New Jersey issued executive orders (EOs) that establish or accelerate previously established 2050 targets for clean-sourced energy, building decarbonization, and EV adoption goals, with new target dates of 2030 or 2035, as applicable. The EOs direct the BPU and other state agencies to collaborate with stakeholders to develop plans to reach the targets and the BPU has convened a stakeholder proceeding to develop a plan for gas distribution utilities to reach the target of 50% natural gas emissions reductions over 2006 levels by 2030. The BPU commenced proceedings to update the State’s EMP in 2024 that are continuing. We are unable to predict the outcomes of this proceeding, but it could have a material impact on our business, results of operations and cash flows.

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

Nuclear

In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded zero emission certificates (ZECs) for the three-year eligibility period starting June 2022 at the same approximate $10 per megawatt hour (MWh) received during the prior ZEC period through May 2025. Pursuant to a process established by the BPU, ZECs are purchased from selected nuclear plants and recovered through a non-bypassable distribution charge in the amount of $0.004 per kilowatt-hour used (which is equivalent to approximately $10 per MWh generated in payments to selected nuclear plants (ZEC payment)). As previously noted, in August 2022, the IRA was signed into law expanding incentives promoting carbon-free generation. The enacted legislation established a PTC for electricity generated using existing nuclear energy, which began January 2024 and continues through 2032 and impacted PSEG Power's decision not to apply for the next ZEC three-year eligibility period starting June 2025. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts threshold are subject to annual inflation adjustments. ZEC revenue recorded is reduced by the estimated PTCs generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants. The PTC amounts recorded to date are subject to change based on several factors, including but not limited to, adjustments to estimated market prices and generation and the issuance of authoritative guidance by Treasury/the Internal Revenue Service, including clarification of the definition of “gross receipts” used to determine the phase out. Any adjustments to amounts previously recorded could be material. We continue to analyze the impact of the IRA on our nuclear units, and will analyze any future guidance from the U.S. Treasury to assess any impact of PTCs on expected ZEC payments and/or any future ZEC application periods.

Demand, Supply and Energy Costs

An increasing demand for power and a lack of sufficient new generation resources in PJM and in New Jersey, has raised resource adequacy concerns and will result in higher electricity costs for our customers this year. Prices from the July 2024 PJM annual capacity market auction, which were approximately 10 times higher than prices from the 2023 auction and which will be reflected in customer bills, have provoked concern from state regulators and legislators and could create regulatory uncertainty. In April 2025, citing the anticipated rate impacts from the PJM capacity auction results, the BPU directed the state’s EDCs, including PSE&G, to file petitions in the near future, providing proposals to mitigate bill impacts to customers. PSE&G is preparing its required filing.

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

Executive Orders

There have been a number of federal executive orders over the recent months, including but not limited to orders addressing power generation in the energy industry and orders imposing widespread and substantial tariffs on imports. Although certain of these tariffs have been temporarily stayed, the situation is fluid and subject to rapid change. We are continuing to monitor the federal executive orders, certain of which will require the enactment of regulations to implement, and whether tariffs and any resulting retaliatory trade measures taken against the U.S., could disrupt or impact our supply chain, business, cash flow, results of operations and or financial condition.

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

Future Outlook

Our future success will be influenced by our ability to continue to maintain strong operational and financial performance, address regulatory and legislative developments that impact our business and respond to the issues and challenges described below. In order to do this, we will seek to:

•
obtain approval of and execute on our utility capital investment program to modernize our infrastructure, improve the reliability and resilience of the service we provide to our customers, and align our sustainability and climate goals with New Jersey’s energy policy,
•
obtain a fair return for our T&D investments through our transmission formula rate, existing rate incentives, distribution infrastructure and clean energy investment programs and periodic distribution base rate case proceedings,
•
focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements,
•
manage the risks and opportunities in federal and state policies related to energy,
•
advocate for appropriate regulatory guidance on the PTC to ensure long-term support for New Jersey’s largest carbon-free generation resource, and adapt our hedging program accordingly, and realize the value of our consistent and reliable, carbon-free nuclear output,
•
engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business or are seeking to do business, and
•
deliver on our human capital management strategy to attract, develop and retain a high-performing diverse workforce.

In addition to the risks described elsewhere in this Form 10-Q for 2025 and beyond, the key issues and challenges we expect our business to confront include:

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

We continually assess a broad range of strategic options to maximize long-term shareholder value and address the interests of our multiple stakeholders. We consider a wide variety of factors when determining how and when to efficiently deploy capital, including the performance and prospects of our businesses; returns and the sustainability and predictability of future earnings streams; the views of investors, regulators, public policy initiatives, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•
investments in PSE&G, including T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments, particularly our EE programs,
•
continued operation of our nuclear generation facilities that are expected to be supported by the PTC through 2032 and can enable certain investments to increase the capacity of the units as well as potential license extensions, nuclear capacity uprates, transition from an 18-month to 24-month refueling cycle at our Hope Creek facility and energy and/or emission credit sales with potential customers seeking consistent and reliable carbon-free power,
•
investments in competitive, regulated transmission investments through PJM processes and BPU solicitations that provide revenue predictability and reasonable risk-adjusted returns, and
•
acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.

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

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2025	2024	2025 vs. 2024
	Millions		Millions	%
Operating Revenues	$3,222	$2,760	$462	17
Energy Costs	1,186	997	189	19
Operation and Maintenance (A)	919	783	136	17
Depreciation and Amortization	320	295	25	8
Net Gains (Losses) on Trust Investments	8	95	(87)	(92)
Net Other Income (Deductions)	37	35	2	6
Net Non-Operating Pension and OPEB Credits (Costs)	16	19	(3)	(16)
Interest Expense	241	205	36	18
Income Tax Expense (Benefit)	28	97	(69)	(71)

(A)
Includes amortization of EE programs regulatory investment expenditures of $38 million and $27 million for the three months ended March 31, 2025 and 2024, respectively.

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2025	2024	2025 vs. 2024
	Millions		Millions	%
Operating Revenues	$2,664	$2,333	$331	14
Energy Costs	1,094	928	166	18
Operation and Maintenance (A)	576	465	111	24
Depreciation and Amortization	280	257	23	9
Net Other Income (Deductions)	16	16	—	—
Net Non-Operating Pension and OPEB Credits (Costs)	17	19	(2)	(11)
Interest Expense	157	138	19	14
Income Tax Expense	44	92	(48)	(52)

(A)
Includes amortization of EE programs regulatory investment expenditures of $38 million and $27 million for the three months ended March 31, 2025 and 2024, respectively.

Three Months Ended March 31, 2025 as Compared to Three Months Ended March 31, 2024

Operating Revenues increased $331 million due to changes in delivery, commodity, clause and other operating revenues.

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

Delivery revenues increased $147 million due primarily to a $163 increase in electric and gas revenues as a result of the recently settled distribution base rate case, $67 million increase in electric and gas volumes, $23 million from increased GPRC revenues and a $4 million increase in transmission revenues due primarily to higher rate base investments. These delivery revenue increases were offset by $57 million due to an increase in revenue credits flowed back to customers as part of our TAC mechanism and a $53 million decrease in CIP decoupling revenues.

Clause Revenues are revenues from various pass-through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues increased $11 million due primarily to a $51 million increase in Societal Benefits Clause (SBC) collections, offset by a $40 million decrease in TAC and GPRC deferrals.

Commodity Revenues are revenues from customers choosing default electric (basic generation service or BGS) and gas supply (basic gas supply service or BGSS) from PSE&G. PSE&G procures the BGS and BGSS on behalf of these retail customers and earns no margin on this service as all costs are passed back to the BGS and BGSS customers. The changes in Commodity Revenues for both electric and gas are entirely offset by changes in Energy Costs.

Commodity Revenues increased $162 million due to higher electric BGS revenues of $105 million from higher prices and sales volumes and higher gas BGSS revenues of $57 million primarily from higher volumes.

Other Operating Revenues are primarily comprised of revenues derived from various GPRC programs including Transition Renewable Energy Certificates (TREC) revenues, Community Solar collections and the Successor Solar Incentive Program (SuSI). The revenues from these programs offset costs included in Energy Costs. In addition, other operating revenues include revenues from our Appliance Service Business (ASB) which offers various appliance protection and repair plans to customers.

Other Operating revenues increased $11 million due primarily to net increases in ASB and GPRC related other operating revenues of $5 million.

Operating Expenses

Energy Costs increased $166 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $111 million due primarily to a $66 million increase in clause and renewable costs, an $11 million increase in net distribution and transmission expenditures and a net increase in other operational expenses.

Depreciation and Amortization increased $23 million due primarily to an increase in depreciation due to higher plant placed in service and increased amortization of Regulatory Assets.

Interest Expense increased $19 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense decreased $48 million due primarily to an increase in the flowback of previously realized distribution-related mixed service cost deductions.

PSEG Power & Other

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2025	2024	2025 vs. 2024
	Millions		Millions	%
Operating Revenues	$1,092	$872	$220	25
Energy Costs	626	514	112	22
Operation and Maintenance	343	318	25	8
Depreciation and Amortization	40	38	2	5
Net Gains (Losses) on Trust Investments	8	95	(87)	(92)
Net Other Income (Deductions)	22	20	2	10
Net Non-Operating Pension and OPEB Costs	(1)	—	(1)	N/A
Interest Expense	85	68	17	25
Income Tax Expense (Benefit)	(16)	5	(21)	N/A

Three Months Ended March 31, 2025 as Compared to Three Months Ended March 31, 2024

Operating Revenues increased $220 million due primarily to changes in generation and gas supply and other operating revenues.

Gas Supply Revenues increased $135 million due primarily to

•
a net increase of $95 million in sales under the BGSS contract due primarily to $63 million from higher sales volumes and $32 million from higher sales prices,
•
a net increase of $27 million related to sales to third parties due primarily to $51 million from higher sales prices, partially offset by $24 million from lower sales volumes, and
•
a net increase of $13 million due primarily to lower MTM losses in 2025 as compared to 2024 from positions reclassified to realized upon settlement.

Generation Revenues increased $81 million due primarily to

•
a net increase of $60 million due to lower MTM losses in 2025 as compared to 2024. Of this amount, there was a $96 million increase due to positions reclassified to realized upon settlement, partially offset by a $36 million decrease due to changes in forward prices in 2025 as compared to 2024, and
•
a net increase of $42 million due primarily to higher average realized prices and volumes sold in 2025.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $112 million due to

Gas costs increased $111 million due primarily to

•
a net increase of $89 million related to sales under the BGSS contract, of which $52 million was due to higher send out volumes, and $37 million was due to higher average cost of gas, and
•
a net increase of $18 million related to sales to third parties due primarily to $31 million from higher average cost of gas, partially offset by $13 million due to lower volumes sold.

Generation costs are flat as compared to the prior year.

Operation and Maintenance increased $25 million due primarily to increased costs related to a planned refueling outage in 2025 and a net increase in other operational expenses.

Net Gains (Losses) on Trust Investments decreased $87 million due primarily to net unrealized losses in 2025 as compared to net unrealized gains in 2024 on equity securities in the NDT Fund.

Interest Expense increased $17 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates.

Income Tax Expense (Benefit) decreased $21 million due primarily to lower qualified NDT Trust tax, lower pre-tax income, and excess tax benefits from stock based compensation.

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

For the three months ended March 31, 2025, our operating cash flow increased $388 million, as compared to the same period in 2024. The net increase was primarily due to a net change at PSE&G, as discussed below, combined with $79 million in lower net cash collateral postings in 2025 as compared to the same period in 2024 at PSEG Power and higher tax refunds.

PSE&G

PSE&G’s operating cash flow increased $224 million from $408 million to $632 million for the three months ended March 31, 2025, as compared to the same period in 2024. The increase was due primarily to a net increase in regulatory deferrals, materials and supplies inventory management and timing of vendor payments.

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

In March 2025, PSEG, PSEG Power and PSE&G executed a one year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2029 and PSEG Power amended certain provisions in the Master Credit Facility including removal of subsidiary guarantees of PSEG Power obligations. The PSEG Power letter of credit facilities and term loans were also amended to be consistent with the Master Credit Facility, and the uncommitted credit facility at a subsidiary of PSEG Power was terminated.

Our total committed credit facilities and available liquidity as of March 31, 2025 were as follows:

	As of March 31, 2025
Company/Facility	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$14	$1,486
PSE&G	1,000	25	975
PSEG Power	1,325	82	1,243
Total	$3,825	$121	$3,704

PSEG Power has uncommitted credit facilities totaling $200 million, which can be utilized for letters of credit. As of March 31, 2025, PSEG Power had $112 million in letters of credit outstanding under these uncommitted credit facilities.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of March 31, 2025, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two-level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $722 million and $618 million as of March 31, 2025 and December 31, 2024, respectively.

For additional information, see Item 1. Note 9. Debt and Credit Facilities.

Long-Term Debt Financing

During the next twelve months,

•
PSEG has $550 million of 0.80% Senior Notes maturing in August 2025,
•
PSE&G has $350 million of 3.00% Secured Medium-Term Notes, Series K, due May 2025,
•
PSE&G has $450 million of 0.95% Secured Medium-Term Notes Series N, due March 2026, and
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

For additional information see Item 1. Note 9. Debt and Credit Facilities.

Common Stock Dividends

On April 22, 2025, our Board of Directors approved a $0.63 per share common stock dividend for the second quarter of 2025. This reflects an indicative annual dividend rate of $2.52 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 15. Earnings Per Share (EPS) and Dividends.

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

CAPITAL REQUIREMENTS

We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our 2024 Form 10-K.

PSE&G

During the three months ended March 31, 2025, PSE&G made capital expenditures of $605 million, primarily for T&D system reliability. In addition, PSE&G had cost of removal, net of salvage, of $34 million associated with capital replacements, and expenditures for EE programs of $165 million, which are included in operating cash flows.

PSEG Power & Other

During the three months ended March 31, 2025, PSEG Power & Other made capital expenditures of $42 million, excluding $12 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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

From January through March 2025, MTM VaR varied between a low of $31 million and a high of $55 million at the 95% confidence level. The range of VaR was narrower for the three months ended March 31, 2025 as compared with the year ended December 31, 2024.

	MTM VaR
	Three Months Ended March 31, 2025	Year Ended December 31, 2024
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$46	$36
Average for the Period	$45	$44
High	$55	$152
Low	$31	$25
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$73	$57
Average for the Period	$70	$69
High	$85	$238
Low	$49	$39

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

Internal Controls

PSEG and PSE&G

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our officers or directors adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Federal Regulation

Transmission Regulation— Transmission Planning Proceedings

December 31, 2024 Form 10-K page 11. Following FERC’s July 2023 issuance of a Final Rule requiring RTOs to implement rules to speed up the processing of interconnection queue requests, PJM submitted proposed revisions to the PJM Tariff to provide for a reliability based expansion of the interconnection queue window. FERC accepted this proposal in February 2025, which allows PJM to accelerate the interconnection of new, "shovel-ready" generation capacity resources. In March 2025, PSEG Nuclear submitted its application to PJM for its Salem upgrade project to be included in PJM’s accelerated interconnection cycle. PJM will conduct a scoring process and is expected to select 50 projects.

Capacity Market Issues

December 31, 2024 Form 10-K page 12. There continues to be significant activities related to PJM’s capacity market. PJM has delayed capacity auctions for the next three delivery years (2027/28, 2028/29 and 2029/30). Multiple complaints have been filed against PJM alleging that PJM’s capacity market rules have resulted in unjust and unreasonable capacity prices, and seeking to produce short-term increases in supply in the market and a short-term decrease in clearing prices. In April 2025, FERC approved a settlement establishing a price cap of $325/MW-day and a price floor of $175/MW-day for the capacity market auctions for the 2026/27 and 2027/28 delivery years.

State Regulation

New Jersey Energy Master Plan (EMP) and Future of Gas Stakeholder Proceeding

December 31, 2024 Form 10-K page 14. In January 2020, the State of New Jersey released its EMP. The BPU commenced proceedings to update the State’s EMP in 2024 that are continuing.

BGS Process

December 31, 2024 Form 10-K page 14. In June 2024, New Jersey’s EDCs, including PSE&G, filed their annual joint proposal for the conduct of the February 2025 BGS auction covering energy years 2026 through 2028. The February 2025 BGS auction resulted in a significant cost increase for electricity supplied by PSE&G and all other New Jersey’s electric distribution companies. The cost increases are in large part due to higher prices from the PJM capacity market. Price increases for electricity supply resulting from the 2025 BGS auction will be included in PSE&G customers’ rates beginning June 1, 2025.

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

Date: April 30, 2025

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

Date: April 30, 2025