Form 10-Q
period 2025-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2025-08-05
CIK 788784, 81033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of July 21, 2025, Public Service Enterprise Group Incorporated had outstanding 499,079,754 shares of its sole class of Common Stock, without par value.

As of July 21, 2025, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.

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
•
the ability to obtain adequate nuclear fuel supply;
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions, except per share data

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
OPERATING REVENUES	$2,805	$2,423	$6,027	$5,183
OPERATING EXPENSES
Energy Costs	826	732	2,012	1,729
Operation and Maintenance	854	824	1,773	1,607
Depreciation and Amortization	308	285	628	580
Total Operating Expenses	1,988	1,841	4,413	3,916
OPERATING INCOME	817	582	1,614	1,267
Income from Equity Method Investments	—	1	—	1
Net Gains (Losses) on Trust Investments	95	7	103	102
Net Other Income (Deductions)	46	47	83	82
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	16	18	32	37
Interest Expense	(248)	(218)	(489)	(423)
INCOME BEFORE INCOME TAXES	726	437	1,343	1,066
Income Tax Expense	(141)	(3)	(169)	(100)
NET INCOME	$585	$434	$1,174	$966
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	499	498	499	498
DILUTED	500	500	500	500
NET INCOME PER SHARE:
BASIC	$1.17	$0.87	$2.35	$1.94
DILUTED	$1.17	$0.87	$2.35	$1.93

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
NET INCOME	$585	$434	$1,174	$966
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(2), $4, $(13) and $10 for the three months and six months ended 2025 and 2024, respectively	4	(5)	20	(15)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(3), $0, $5 and $(7) for the three months and six months ended 2025 and 2024, respectively	7	(1)	(13)	17
Pension/OPEB adjustment, net of tax (expense) benefit of $0, $0, $(1) and $(1) for the three months and six months ended 2025 and 2024, respectively	2	2	3	4
Other Comprehensive Income (Loss), net of tax	13	(4)	10	6
COMPREHENSIVE INCOME	$598	$430	$1,184	$972

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$186	$125
Accounts Receivable, net of allowance of $221 in 2025 and $210 in 2024	1,699	1,597
Tax Receivable	330	394
Unbilled Revenues, net of allowance of $5 in 2025 and 2024	331	313
Fuel	213	232
Materials and Supplies, net	889	892
Prepayments	365	117
Derivative Contracts	29	33
Regulatory Assets	529	516
Other	17	16
Total Current Assets	4,588	4,235
PROPERTY, PLANT AND EQUIPMENT	52,341	51,207
Less: Accumulated Depreciation and Amortization	(11,577)	(11,143)
Net Property, Plant and Equipment	40,764	40,064
NONCURRENT ASSETS
Regulatory Assets	6,331	6,125
Operating Lease Right-of-Use Assets	155	162
Long-Term Investments	236	263
Nuclear Decommissioning Trust (NDT) Fund	2,845	2,670
Long-Term Receivable of Variable Interest Entity (VIE)	566	558
Rabbi Trust Fund	164	165
Derivative Contracts	6	51
Other	369	347
Total Noncurrent Assets	10,672	10,341
TOTAL ASSETS	$56,024	$54,640

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30, 2025	December 31, 2024
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,000	$2,150
Commercial Paper and Loans	650	1,593
Accounts Payable	1,175	1,136
Derivative Contracts	26	5
Accrued Interest	257	219
Accrued Taxes	70	10
Clean Energy Program	226	145
Obligation to Return Cash Collateral	104	93
Regulatory Liabilities	492	555
Other	582	599
Total Current Liabilities	4,582	6,505
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	7,588	7,248
Regulatory Liabilities	2,139	2,271
Operating Leases	144	153
Asset Retirement Obligations	1,372	1,500
OPEB Costs	272	292
OPEB Costs of Servco	524	510
Accrued Pension Costs	487	488
Accrued Pension Costs of Servco	26	31
Environmental Costs	217	225
Derivative Contracts	15	4
Long-Term Accrued Taxes	146	130
Other	202	205
Total Noncurrent Liabilities	13,132	13,057
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	21,639	18,964
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2025 and 2024—534 shares	5,029	5,057
Treasury Stock, at cost, 2025 and 2024—35 and 36 shares, respectively	(1,373)	(1,403)
Retained Earnings	13,138	12,593
Accumulated Other Comprehensive Loss	(123)	(133)
Total Stockholders’ Equity	16,671	16,114
Total Capitalization	38,310	35,078
TOTAL LIABILITIES AND CAPITALIZATION	$56,024	$54,640

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,174	$966
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	628	580
Amortization of Nuclear Fuel	101	93
Provision for Deferred Income Taxes and ITC	76	123
Non-Cash Employee Benefit Plan (Credits) Costs	38	37
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(13)	100
Cost of Removal	(72)	(91)
Energy Efficiency Programs Regulatory Expenditures	(318)	(237)
Amortization of Energy Efficiency Programs Regulatory Expenditures	79	57
Net Change in Other Regulatory Assets and Liabilities	110	(51)
Net (Gains) Losses and (Income) Expense from NDT Fund	(144)	(137)
Net Change in Certain Current Assets and Liabilities:
Prepayments	(248)	(205)
Cash Collateral	(13)	(24)
Obligation to Return Cash Collateral	11	9
Other Current Assets and Liabilities	102	(56)
Employee Benefit Plan Funding and Related Payments	(28)	(31)
Other	44	10
Net Cash Provided By (Used In) Operating Activities	1,527	1,143
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,415)	(1,634)
Proceeds from Sales of Trust Investments	731	814
Purchases of Trust Investments	(756)	(841)
Other	52	49
Net Cash Provided By (Used In) Investing Activities	(1,388)	(1,612)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(943)	430
Repayment of Short-Term Loans	—	(500)
Issuance of Long-Term Debt	3,150	2,250
Repayment of Long-Term Debt	(1,600)	(1,000)
Cash Dividends Paid on Common Stock	(629)	(598)
Other	(56)	(67)
Net Cash Provided By (Used In) Financing Activities	(78)	515
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	61	46
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	154	99
Cash, Cash Equivalents and Restricted Cash at End of Period	$215	$145
Supplemental Disclosure of Cash Flow Information:
Net Income Taxes Paid (Received)	$(55)	$17
Interest Paid, Net of Amounts Capitalized	$442	$375
Accrued Property, Plant and Equipment Expenditures	$371	$383

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions

(Unaudited)

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of March 31, 2025	534	$5,014	(35)	$(1,376)	$12,868	$(136)	$16,370
Net Income	—	—	—	—	585	—	585
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(5)	—	—	—	—	—	13	13
Comprehensive Income							598
Cash Dividends at $0.63 per share on Common Stock	—	—	—	—	(315)	—	(315)
Other	—	15	—	3	—	—	18
Balance as of June 30, 2025	534	$5,029	(35)	$(1,373)	$13,138	$(123)	$16,671

Balance as of March 31, 2024	534	$5,003	(35)	$(1,366)	$12,250	$(169)	$15,718
Net Income	—	—	—	—	434	—	434
Other Comprehensive Income (Loss), net of tax (expense) benefit of $4	—	—	—	—	—	(4)	(4)
Comprehensive Income							430
Cash Dividends at $0.60 per share on Common Stock	—	—	—	—	(299)	—	(299)
Other	—	17	(1)	(42)	—	—	(25)
Balance as of June 30, 2024	534	$5,020	(36)	$(1,408)	$12,385	$(173)	$15,824

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	534	$5,057	(36)	$(1,403)	$12,593	$(133)	$16,114
Net Income	—	—	—	—	1,174	—	1,174
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(9)	—	—	—	—	—	10	10
Comprehensive Income							1,184
Cash Dividends at $1.26 per share on Common Stock	—	—	—	—	(629)	—	(629)
Other	—	(28)	1	30	—	—	2
Balance as of June 30, 2025	534	$5,029	(35)	$(1,373)	$13,138	$(123)	$16,671

Balance as of December 31, 2023	534	$5,018	(36)	$(1,379)	$12,017	$(179)	$15,477
Net Income	—	—	—	—	966	—	966
Other Comprehensive Income (Loss), net of tax (expense) benefit of $2	—	—	—	—	—	6	6
Comprehensive Income							972
Cash Dividends at $1.20 per share on Common Stock	—	—	—	—	(598)	—	(598)
Other	—	2	—	(29)	—	—	(27)
Balance as of June 30, 2024	534	$5,020	(36)	$(1,408)	$12,385	$(173)	$15,824

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
OPERATING REVENUES	$2,031	$1,863	$4,695	$4,196
OPERATING EXPENSES
Energy Costs	760	683	1,854	1,611
Operation and Maintenance	504	466	1,080	931
Depreciation and Amortization	275	247	555	504
Total Operating Expenses	1,539	1,396	3,489	3,046
OPERATING INCOME	492	467	1,206	1,150
Net Other Income (Deductions)	16	16	32	32
Net Non-Operating Pension and OPEB Credits (Costs)	18	19	35	38
Interest Expense	(161)	(141)	(318)	(279)
INCOME BEFORE INCOME TAXES	365	361	955	941
Income Tax Expense	(33)	(59)	(77)	(151)
NET INCOME	$332	$302	$878	$790

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
NET INCOME	$332	$302	$878	$790
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for the three and six months ended 2025 and 2024	—	—	—	—
COMPREHENSIVE INCOME	$332	$302	$878	$790

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$64	$79
Accounts Receivable, net of allowance of $221 in 2025 and $210 in 2024	1,296	1,189
Unbilled Revenues, net of allowance of $5 in 2025 and 2024	331	313
Materials and Supplies, net	625	642
Prepayments	302	28
Regulatory Assets	529	516
Other	16	15
Total Current Assets	3,163	2,782
PROPERTY, PLANT AND EQUIPMENT	47,361	46,198
Less: Accumulated Depreciation and Amortization	(9,476)	(9,160)
Net Property, Plant and Equipment	37,885	37,038
NONCURRENT ASSETS
Regulatory Assets	6,331	6,125
Operating Lease Right-of-Use Assets	92	93
Long-Term Investments	74	90
Rabbi Trust Fund	29	30
Long-Term Accrued Taxes	—	2
Other	215	204
Total Noncurrent Assets	6,741	6,544
TOTAL ASSETS	$47,789	$46,364

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30, 2025	December 31, 2024
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$450	$350
Commercial Paper and Loans	200	444
Accounts Payable	763	704
Accounts Payable—Affiliated Companies	380	362
Accrued Interest	189	174
Clean Energy Program	226	145
Obligation to Return Cash Collateral	104	93
Regulatory Liabilities	492	555
Other	395	371
Total Current Liabilities	3,199	3,198
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	6,736	6,477
Regulatory Liabilities	2,139	2,271
Operating Leases	80	83
Asset Retirement Obligations	462	457
OPEB Costs	147	164
Accrued Pension Costs	303	305
Environmental Costs	150	159
Long-Term Accrued Taxes	4	—
Other	155	157
Total Noncurrent Liabilities	10,176	10,073
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	15,091	14,648
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2025 and 2024—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	16,279	15,401
Accumulated Other Comprehensive Loss	(4)	(4)
Total Stockholder’s Equity	19,323	18,445
Total Capitalization	34,414	33,093
TOTAL LIABILITIES AND CAPITALIZATION	$47,789	$46,364

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$878	$790
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	555	504
Provision for Deferred Income Taxes and ITC	(1)	97
Non-Cash Employee Benefit Plan (Credits) Costs	22	20
Cost of Removal	(72)	(91)
Energy Efficiency Programs Regulatory Expenditures	(318)	(237)
Amortization of Energy Efficiency Programs Regulatory Expenditures	79	57
Net Change in Other Regulatory Assets and Liabilities	110	(51)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(127)	(20)
Materials and Supplies	17	(86)
Prepayments	(274)	(200)
Accounts Payable	62	(19)
Accounts Receivable/Payable—Affiliated Companies, net	(3)	4
Obligation to Return Cash Collateral	11	9
Other Current Assets and Liabilities	53	14
Employee Benefit Plan Funding and Related Payments	(17)	(21)
Other	(21)	(31)
Net Cash Provided By (Used In) Operating Activities	954	739
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,279)	(1,485)
Proceeds from Sales of Trust Investments	3	2
Purchases of Trust Investments	(2)	(2)
Other	13	15
Net Cash Provided By (Used In) Investing Activities	(1,265)	(1,470)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(244)	(35)
Issuance of Long-Term Debt	900	1,000
Repayment of Long-Term Debt	(350)	(250)
Other	(12)	(12)
Net Cash Provided By (Used In) Financing Activities	294	703
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	(17)	(28)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	108	75
Cash, Cash Equivalents and Restricted Cash at End of Period	$91	$47
Supplemental Disclosure of Cash Flow Information:
Net Income Taxes Paid (Received)	$(21)	$13
Interest Paid, Net of Amounts Capitalized	$295	$251
Accrued Property, Plant and Equipment Expenditures	$283	$310

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Millions

(Unaudited)

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of March 31, 2025	$892	$2,156	$15,947	$(4)	$18,991
Net Income	—	—	332	—	332
Comprehensive Income					332
Balance as of June 30, 2025	$892	$2,156	$16,279	$(4)	$19,323

Balance as of March 31, 2024	$892	$2,156	$14,492	$(4)	$17,536
Net Income	—	—	302	—	302
Comprehensive Income					302
Balance as of June 30, 2024	$892	$2,156	$14,794	$(4)	$17,838

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2024	$892	$2,156	$15,401	$(4)	$18,445
Net Income	—	—	878	—	878
Comprehensive Income					878
Balance as of June 30, 2025	$892	$2,156	$16,279	$(4)	$19,323

Balance as of December 31, 2023	$892	$2,156	$14,004	$(4)	$17,048
Net Income	—	—	790	—	790
Comprehensive Income					790
Balance as of June 30, 2024	$892	$2,156	$14,794	$(4)	$17,838

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2024) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025. Restricted cash consists primarily of deposits received related to construction projects at PSE&G.

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of June 30, 2025
Cash and Cash Equivalents	$64	$122	$186
Restricted Cash in Other Current Assets	6	2	8
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$91	$124	$215

As of December 31, 2024
Cash and Cash Equivalents	$79	$46	$125
Restricted Cash in Other Current Assets	8	—	8
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$108	$46	$154

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

Management evaluates its long-lived assets and reassess the reasonableness of their related estimated useful lives whenever events or changes in circumstances warrant assessment. Effective April 2025, PSEG Power revised the estimated useful lives for the Salem 1, Salem 2 and Hope Creek nuclear plants due primarily to the expectation that a 20-year license extension will be approved for these facilities. As a result, PSEG revised the related Asset Retirement Cost (ARC) asset and Asset Retirement Obligation (ARO) liability assumptions, including the probabilities associated with the retirement dates for the nuclear plants, which resulted in a decrease to the ARC asset and ARO liability of $160 million.

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

In May 2025, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants zero emission certificate (ZEC) sales concluded. These nuclear plants received ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognized revenue when the units generated electricity, which was when the performance obligation was satisfied. These revenues have been considered variable consideration within the scope of revenue from contracts with customers and are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

included in PJM Sales in the following tables. ZEC revenue has been adjusted by the estimated production tax credits (PTCs) generated from these nuclear plants. ZEC revenue will be adjusted based upon the actual value of the PTCs generated by these nuclear plants and that adjustment could be material. See Note 13. Income Taxes for further discussion on the factors that could result in an adjustment to the value of the PTCs.

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

PSEG LI Contract—PSEG LI has a contract with LIPA which generates revenues. PSEG LI’s subsidiary, Long Island Electric Utility Servco, LLC (Servco) records costs which are recovered from LIPA and records the recovery of those costs as revenues when Servco is a principal in the transaction. This agreement expires in December 2025. See Amended OSA below for further information.

Other Revenues from Contracts with Customers

PSEG Power has contracted to provide energy management and fuel procurement services for LIPA. Revenue is recognized over time as services are rendered. This agreement expires in December 2025.

Revenues Unrelated to Contracts with Customers

PSEG Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 10. Financial Risk Management Activities for further discussion.

Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2025
Revenues from Contracts with Customers
Electric Distribution	$1,174	$—	$—	$1,174
Gas Distribution	317	—	—	317
Transmission	443	—	—	443
Electricity and Related Product Sales
Third-Party Sales	—	303	—	303
Sales to Affiliates	—	16	(16)	—
Gas Sales
Third-Party Sales	—	44	—	44
Sales to Affiliates	—	128	(128)	—
Other Revenues from Contracts with Customers (B)	97	184	(2)	279
Total Revenues from Contracts with Customers	2,031	675	(146)	2,560
Revenues Unrelated to Contracts with Customers (C)	—	245	—	245
Total Operating Revenues	$2,031	$920	$(146)	$2,805

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2025
Revenues from Contracts with Customers
Electric Distribution	$2,118	$—	$—	$2,118
Gas Distribution	1,460	—	—	1,460
Transmission	882	—	—	882
Electricity and Related Product Sales
Third-Party Sales	—	756	—	756
Sales to Affiliates	—	48	(48)	—
Gas Sales
Third-Party Sales	—	184	—	184
Sales to Affiliates	—	629	(629)	—
Other Revenues from Contracts with Customers (B)	188	362	(3)	547
Total Revenues from Contracts with Customers	4,648	1,979	(680)	5,947
Revenues Unrelated to Contracts with Customers (C)	47	33	—	80
Total Operating Revenues	$4,695	$2,012	$(680)	$6,027

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2024
Revenues from Contracts with Customers
Electric Distribution	$983	$—	$—	$983
Gas Distribution	301	—	—	301
Transmission	436	—	—	436
Electricity and Related Product Sales
Third-Party Sales	—	169	—	169
Sales to Affiliates	—	26	(26)	—
Gas Sales
Third-Party Sales	—	34	—	34
Sales to Affiliates	—	97	(97)	—
Other Revenues from Contracts with Customers (B)	92	169	(2)	259
Total Revenues from Contracts with Customers	1,812	495	(125)	2,182
Revenues Unrelated to Contracts with Customers (C)	51	190	—	241
Total Operating Revenues	$1,863	$685	$(125)	$2,423

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2024
Revenues from Contracts with Customers
Electric Distribution	$1,764	$—	$—	$1,764
Gas Distribution	1,223	—	—	1,223
Transmission	872	—	—	872
Electricity and Related Product Sales
Third-Party Sales	—	399	—	399
Sales to Affiliates	—	56	(56)	—
Gas Sales
Third-Party Sales	—	110	—	110
Sales to Affiliates	—	511	(511)	—
Other Revenues from Contracts with Customers (B)	176	343	(3)	516
Total Revenues from Contracts with Customers	4,035	1,419	(570)	4,884
Revenues Unrelated to Contracts with Customers (C)	161	138	—	299
Total Operating Revenues	$4,196	$1,557	$(570)	$5,183

(A)
Includes revenues applicable to PSEG Power, PSEG LI and Energy Holdings.
(B)
Includes primarily revenues from appliance repair services and the sale of solar renewable energy credits (SRECs) at auction at PSE&G. PSEG Power & Other includes PSEG LI’s OSA with LIPA and PSEG Power’s energy management fee with LIPA.
(C)
Includes alternative revenues at PSE&G, including CIP, Green Program Recovery Charge (GPRC) and transmission over or under recoveries, which are authorized to be collected or refunded in future periods, and derivative contracts and lease contracts at PSEG Power & Other.

Contract Balances

PSE&G

PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of June 30, 2025 and December 31, 2024. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. The allowance for credit losses represented approximately 12% and 13% of accounts receivable (including unbilled revenues) as of June 30, 2025 and December 31, 2024, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three and six months ended June 30, 2025 and 2024:

	2025	2024
	Millions
Balance as of March 31	$234	$273
Utility Customer and Other Accounts
Provision	22	19
Write-offs, net of Recoveries of $10 million and $7 million in 2025 and 2024, respectively	(30)	(39)
Balance as of June 30	$226	$253

	2025	2024
	Millions
Balance as of Beginning of Year	$215	$283
Utility Customer and Other Accounts
Provision	59	45
Write-offs, net of Recoveries of $19 million and $14 million in 2025 and 2024, respectively	(48)	(75)
Balance as of End of Period	$226	$253

PSEG Power & Other

PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of June 30, 2025 and December 31, 2024.

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

PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of June 30, 2025 or December 31, 2024. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.

PSEG LI did not have any material contract balances as of June 30, 2025 and December 31, 2024.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is generally conducted annually three years in advance of the operating period. However, changes to capacity market rules have resulted in auction suspensions and delays so that recent auctions have been run closer in time to their operating periods. In July 2024 the results of the 2025/2026 auction were released and in July 2025 the results of the 2026/2027 auction were released. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per Megawatt (MW)-Day	MW Cleared
June 2025 to May 2026	$270	3,500
June 2026 to May 2027	$329	3,500

Amended OSA—In April 2022, PSEG LI entered into an amended OSA with LIPA. The OSA remains a 12-year services contract ending on December 31, 2025 with annual fixed and variable components. The fixed fee for the provision of services thereunder in 2025 is approximately $45 million and is updated each year based on the change in the Consumer Price Index. In May 2025, the LIPA board of trustees voted to begin negotiations to extend PSEG LI's current contract, however, the ultimate outcome remains uncertain.

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

For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $155 million and $142 million for the three months ended June 30, 2025 and 2024, respectively, and $307 million and $292 million for the six months ended June 30, 2025 and 2024, respectively, of O&M expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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

In May 2025, PSE&G made its annual filing with the BPU requesting an increase to its BGSS rate to approximately 36 cents per therm, effective October 1, 2025. This matter is pending.

CIP— In February 2025, the BPU gave final approval to provisional electric CIP rates which were effective August 1, 2024.

In May 2025, the BPU gave final approval to the provisional gas CIP rates which were effective October 1, 2024.

In May 2025, PSE&G filed its next annual gas CIP petition seeking BPU approval to recover estimated deficient gas revenues of approximately $97 million based on the 12-month period ending September 2025, with new rates proposed to be effective October 1, 2025. This matter is pending.

In May 2025, the BPU approved on a provisional basis, PSE&G's annual electric petition to recover deficient electric revenues of approximately $65 million effective June 1, 2025.

Electric Generation/Capacity Cost Deferral (EGCCD)— In June 2025, the BPU approved an Order authorizing PSE&G to provide a $30 credit to each residential electric customer’s monthly bill for the two-month period July through August 2025. For the six-month period September 2025 through February 2026, PSE&G will apply a charge to each residential electric customer’s monthly bill of $10. Similar orders were issued to all other New Jersey Electric Distribution Companies (EDCs) and were as a result of state regulators’ concern about electric bill increases this summer, which the BPU attributed to the increasing demand for power and a lack of sufficient new generation resources, which led to significant price increases in the 2025/2026 PJM capacity auction.

Gas System Modernization Program II Extension (GSMP II Ext)— In July 2025, the BPU approved PSE&G’s updated GSMP II Ext petition to recover $49 million annually in gas base rates effective August 1, 2025. The approved gas revenue increase represents the return on and of actual GSMP II Ext investments placed in service through April 30, 2025.

In August 2025, PSE&G filed a GSMP II Ext cost recovery petition seeking BPU approval to recover in gas base rates an annual revenue increase of $28 million effective February 1, 2026. This filing requests the return on and of investment for GSMP II Ext gas investments expected to be placed in service through October 31, 2025. This matter is pending.

GPRC— In May 2025, the BPU approved PSE&G's updated 2024 cost recovery petition for annual electric and gas revenue increases of $54 million and $22 million, respectively.

In June 2025, PSE&G filed its 2025 GPRC cost recovery petition requesting BPU approval for recovery of increases of $207 million and $24 million in annual electric and gas revenues, respectively. This matter is pending.

Infrastructure Advancement Program (IAP)— In April 2025, the BPU approved PSE&G's updated cost recovery petition to recover in electric and gas base rates an annual revenue increase of approximately $6 million and $3 million, respectively, effective May 1, 2025. This increase represents the return of and on investment for IAP electric investments in service through January 31, 2025.

RAC— In January 2025, the BPU approved PSE&G’s RAC 30 petition approving recovery of approximately $56 million of net MGP expenditures incurred from August 1, 2021 through July 31, 2022, with new rates effective February 15, 2025.

Transmission Formula Rates— In June 2025, in accordance with its transmission formula protocols, PSE&G filed with the FERC its 2024 true-up adjustment relating to its transmission formula rates in effect for calendar year 2024. The June 2025 true-up filing resulted in an approximate $28 million increase in the 2024 revenue requirement from the revenue requirement amount contained in the forecast filing. PSE&G previously recognized the majority of the increased revenue in 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Financing Receivables

PSE&G

PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducted a comprehensive credit review for all borrowers. As of June 30, 2025, none of the solar loans were impaired; however, in the event a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. A substantial portion of these loan amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets.

The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	June 30, 2025	December 31, 2024
	Millions
Commercial/Industrial	$29	$38
Residential	2	2
Total	31	40
Current Portion (included in Accounts Receivable)	(15)	(17)
Noncurrent Portion (included in Long-Term Investments)	$16	$23

The solar loans originated under the remaining Solar Loan Programs are comprised as follows:

Programs	Balance as of June 30, 2025	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan II	$15	prior to 2015	10 years	15 years
Solar Loan III	16	prior to 2022	10 years	10 years
Total	$31

The average life of loans paid in full is 8 years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of June 30, 2025 and have an average remaining life of approximately 2 years. There are no remaining residential loans outstanding under the Solar Loan I and II programs and less than $1 million of commercial loans outstanding under the Solar Loan I program.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Leveraged leases outstanding as of June 30, 2025 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investments as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025	December 31, 2024
	Millions
Lease Receivables (net of Non-Recourse Debt)	$178	$200
Estimated Residual Value of Leased Assets	—	—
Total Investment in Rental Receivables	178	200
Unearned and Deferred Income	(45)	(50)
Gross Investments in Leases	133	150
Deferred Tax Liabilities	(29)	(33)
Net Investments in Leases	$104	$117

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of June 30, 2025	As of June 30, 2025
Millions
AA	$6
A-	149
BBB+	23
Total	$178

PSEG recorded no credit losses for the leveraged leases existing on June 30, 2025. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

Note 6. Trust Investments

Nuclear Decommissioning Trust (NDT) Fund

PSEG Power maintains an external master NDT to fund its share of decommissioning costs for its five nuclear facilities. The trust contains two separate funds: a qualified fund and a nonqualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. The funds are managed by third-party investment managers who operate under investment guidelines developed by PSEG Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables show the amortized costs basis, gross unrealized gains and losses and fair values for the securities held in the NDT Fund.

	As of June 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$559	$383	$(7)	$935
International	416	156	(10)	562
Total Equity Securities	975	539	(17)	1,497
Available-for-Sale Debt Securities
Government	842	4	(77)	769
Corporate	571	7	(23)	555
Total Available-for-Sale Debt Securities	1,413	11	(100)	1,324
Total NDT Fund Investments (A)	$2,388	$550	$(117)	$2,821

(A)
The NDT Fund Investments table excludes cash and foreign currency of $24 million as of June 30, 2025, which is part of the NDT Fund.

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$508	$393	$(9)	$892
International	419	98	(29)	488
Total Equity Securities	927	491	(38)	1,380
Available-for-Sale Debt Securities
Government	853	1	(91)	763
Corporate	531	3	(31)	503
Total Available-for-Sale Debt Securities	1,384	4	(122)	1,266
Total NDT Fund Investments (A)	$2,311	$495	$(160)	$2,646

(A)
The NDT Fund Investments table excludes cash and foreign currency of $24 million as of December 31, 2024, which is part of the NDT Fund.

Net unrealized gains (losses) on debt securities of $(52) million (after-tax) were included in Accumulated Other Comprehensive Loss (AOCL) on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2025. The portion of net unrealized gains (losses) recognized in the second quarter and first six months of 2025 related to equity securities still held as of June 30, 2025 was $98 million and $113 million, respectively.

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of	As of
	June 30, 2025	December 31, 2024
	Millions
Accounts Receivable	$21	$18
Accounts Payable	$22	$5

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2025				As of December 31, 2024
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$72	$(4)	$5	$(2)	$73	$(8)	$4	$(1)
International	52	(6)	18	(5)	126	(19)	22	(10)
Total Equity Securities	124	(10)	23	(7)	199	(27)	26	(11)
Available-for-Sale Debt Securities
Government (B)	150	(3)	359	(74)	295	(7)	382	(84)
Corporate (C)	34	(1)	195	(22)	119	(2)	227	(29)
Total Available-for-Sale Debt Securities	184	(4)	554	(96)	414	(9)	609	(113)
NDT Trust Investments	$308	$(14)	$577	$(103)	$613	$(36)	$635	$(124)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	Millions
Proceeds from NDT Fund Sales	$328	$439	$715	$799
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$41	$46	$89	$77
Gross Realized Losses	(26)	(17)	(55)	(31)
Net Realized Gains (Losses) on NDT Fund (A)	15	29	34	46
Net Unrealized Gains (Losses) on Equity Securities	79	(23)	69	55
Net Gains (Losses) on NDT Fund Investments	$94	$6	$103	$101

(A)
The cost of these securities was determined on the basis of specific identification.

The NDT Fund debt securities held as of June 30, 2025 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$22
1 - 5 years	354
6 - 10 years	235
11 - 15 years	69
16 - 20 years	113
Over 20 years	531
Total NDT Available-for-Sale Debt Securities	$1,324

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables show the amortized cost basis, gross unrealized gains and losses and fair values for the securities held in the Rabbi Trust.

	As of June 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	106	—	(20)	86
Corporate	70	—	(9)	61
Total Available-for-Sale Debt Securities	176	—	(29)	147
Total Rabbi Trust Investments	$184	$9	$(29)	$164

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	105	—	(22)	83
Corporate	76	—	(11)	65
Total Available-for-Sale Debt Securities	181	—	(33)	148
Total Rabbi Trust Investments	$189	$9	$(33)	$165

Net unrealized gains (losses) on debt securities of $(21) million (after-tax) were included in AOCL on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2025. The portion of net unrealized gains (losses) recognized during the second quarter and first six months of 2025 related to equity securities still held as of June 30, 2025 was approximately $2 million and $1 million, respectively.

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts were immaterial as of June 30, 2025 and December 31, 2024.

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of June 30, 2025				As of December 31, 2024
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$5	$—	$70	$(20)	$10	$—	$71	$(22)
Corporate (B)	5	—	44	(9)	11	—	49	(11)
Total Available-for-Sale Debt Securities	10	—	114	(29)	21	—	120	(33)
Rabbi Trust Investments	$10	$—	$114	$(29)	$21	$—	$120	$(33)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	Millions
Proceeds from Rabbi Trust Sales	$9	$6	$16	$15
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$1	$—	$2
Gross Realized Losses	(1)	—	(1)	(1)
Net Realized Gains (Losses) on Rabbi Trust (A)	(1)	1	(1)	1
Net Unrealized Gains (Losses) on Equity Securities	2	—	1	—
Net Gains (Losses) on Rabbi Trust Investments	$1	$1	$—	$1

(A)
The cost of these securities was determined on the basis of specific identification.

The Rabbi Trust debt securities held as of June 30, 2025 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$5
1 - 5 years	30
6 - 10 years	16
11 - 15 years	11
16 - 20 years	17
Over 20 years	68
Total Rabbi Trust Available-for-Sale Debt Securities	$147

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.

The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of	As of
	June 30, 2025	December 31, 2024
	Millions
PSE&G	$29	$30
PSEG Power & Other	135	135
Total Rabbi Trust Investments	$164	$165

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

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	Millions
Components of Net Periodic Benefit Costs (Credits)
Service Cost (included in O&M Expense)	$22	$24	$1	$—	$44	$47	$1	$1
Non-Service Components of Pension and OPEB Costs (Credits)
Interest Cost	58	56	9	10	116	112	18	19
Expected Return on Plan Assets	(77)	(81)	(9)	(8)	(154)	(161)	(17)	(17)
Amortization of Net
Prior Service Costs (Credits)	—	—	—	1	—	—	1	1
Actuarial Loss (Gain)	16	18	(1)	(1)	31	36	(2)	(1)
Non-Service Components of Pension and OPEB Costs (Credits)	(3)	(7)	(1)	2	(7)	(13)	—	2
Total Net Benefit Costs (Credits)	$19	$17	$—	$2	$37	$34	$1	$3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pension and OPEB costs (credits) for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	Millions
PSE&G	$12	$10	$(1)	$(1)	$24	$21	$(2)	$(1)
PSEG Power & Other	7	7	1	3	13	13	3	4
Total Net Benefit Costs (Credits)	$19	$17	$—	$2	$37	$34	$1	$3

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

Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $23 million into its pension plan in 2025. Servco’s pension-related revenues and costs were $6 million and $7 million for the three months ended June 30, 2025 and 2024, respectively, and $12 million and $13 million for the six months ended June 30, 2025 and 2024, respectively. The OPEB-related revenues earned and costs incurred were $4 million for the three months ended June 30, 2025 and 2024 and $7 million for the six months ended June 30, 2025 and 2024.

Note 8. Commitments and Contingent Liabilities

Guaranteed Obligations

PSEG Power’s activities primarily involve the purchase and/or sale of energy, nuclear fuel and other related products under transportation, physical, financial and forward contracts at fixed and variable prices. These transactions are with numerous counterparties and brokers that may require cash, letters of credit or guarantees as a form of credit support.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of June 30, 2025 and December 31, 2024.

	As of	As of
	June 30, 2025	December 31, 2024
	Millions
Face Value of Outstanding Guarantees	$1,024	$1,272
Exposure under Current Guarantees	$59	$47

Letters of Credit - Counterparty Margining Posted	$19	$4
Letters of Credit - Counterparty Margining Received	$9	$24

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$—	$(1)
Net Broker Balance Deposited (Received)	$257	$245

Additional Amounts Posted
Other Letters of Credit	$161	$155

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2025, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Hackensack River

In 2022, the EPA announced it had designated approximately 23 river miles of the Lower Hackensack River as a federal Superfund site. PSE&G and certain of its predecessors conducted operations at properties in this area, including at the Hudson, Bergen and Kearny generating stations that were transferred to PSEG Power. PSEG Power subsequently contractually transferred all land rights and structures on the Hudson generating station site to a third-party purchaser, along with the assumption of the environmental liabilities for that site. In 2024, the EPA identified PSE&G and four other parties as PRPs for the site and requested that they voluntarily perform a technical study of a portion of the river designated as “Operable Unit 2.” PSE&G and PSEG Power have agreed to participate in the technical study. PSE&G and PSEG Power do not believe participation in the technical study will have a material impact on their results of operations and financial condition; however, future costs related to this matter could be material.

Manufactured Gas Plant (MGP) Remediation Program

PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $186 million and $210 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $186 million as of June 30, 2025. Of this amount, $39 million was recorded in Other Current Liabilities and $147 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $186 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.

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

(A)
Prices set in the 2025 BGS auction became effective on June 1, 2025 when the 2022 BGS auction agreements expired.

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

Pursuant to a process established by the BPU, New Jersey EDCs, including PSE&G, were required to purchase ZECs from eligible nuclear plants selected by the BPU. In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period from June 2022 through May 2025. PSE&G purchased the ZECs on a monthly basis with payment to be made annually following completion of each energy year. The ZEC program ended effective June 1, 2025, with the final ZEC payment from PSE&G to PSEG Power to be settled in August 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FERC Matters

FERC has completed a non-public investigation of the Roseland-Pleasant Valley (RPV) transmission project. In December 2024, FERC approved an agreement between PSE&G and FERC Enforcement Staff resolving its investigation. The agreement included a $6.6 million civil penalty and the implementation of certain compliance requirements, in addition to the process improvements that PSE&G has already implemented. It also included a statement that nothing in the agreement reflected a challenge by FERC Enforcement to the end-of-life determination relative to the project and that no disgorgement had been sought. In a December 2024 proceeding related to PJM’s annual cost allocation filing, an intervenor raised an objection related to the recovery of costs for the RPV project. FERC issued an order declining to take action with respect to the intervenor’s objection. In June 2025, this intervenor again raised the same objection relating to the recovery of costs for the RPV project in connection with PSE&G’s true-up filing for rate year 2024. PSEG cannot predict the outcome of this matter.

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

Sherman Act Antitrust Matter

In July 2025, a putative class action complaint was filed in the United States District Court for the District of Maryland against 26 nuclear generation power companies, including PSEG, and two consulting companies. The plaintiffs allege defendants violated federal antitrust laws by conspiring to fix the compensation and exchange information regarding compensation for nuclear generation workers. The alleged class includes all persons employed in nuclear power generation by the defendants and their subsidiaries from 2003 until the present, and the relief sought includes treble damages. PSEG cannot predict the outcome of this matter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 9. Debt and Credit Facilities

Long-Term Debt Financing Transactions

The following long-term debt transactions occurred in the six months ended June 30, 2025:

PSEG

•
issued $600 million of 4.90% Senior Notes due March 2030, and
•
issued $400 million of 5.40% Senior Notes due March 2035.

PSE&G

•
issued $400 million of 5.05% Secured Medium-Term Notes, Series Q, due March 2035,
•
issued $500 million of 5.50% Secured Medium-Term Notes, Series Q, due March 2055, and
•
retired $350 million of 3.00% Secured Medium-Term Notes, Series K, due May 2025.

PSEG Power

•
issued $750 million of 5.20% Senior Unsecured Notes, due May 2030,
•
issued $500 million of 5.75% Senior Unsecured Notes, due May 2035, and
•
repaid $1.25 billion variable rate term loan in May 2025, due June 2025.

Short-Term Liquidity

PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facility.

The commitments under the $3.8 billion credit facilities are provided by a diverse bank group. As of June 30, 2025, the total available credit capacity was $3.5 billion. In March 2025, PSEG, PSEG Power, and PSE&G executed a one year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2029, and PSEG Power amended certain provisions in the Master Credit Facility including removal of subsidiary guarantees of PSEG Power. The PSEG Power letter of credit facilities and term loans were also amended to be consistent with the Master Credit Facility, and the $150 million uncommitted credit facility at a subsidiary of PSEG Power was terminated.

As of June 30, 2025, no single institution represented more than 9% of the total commitments in the credit facilities.

As of June 30, 2025, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.

Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total committed credit facilities and available liquidity as of June 30, 2025 were as follows:

	As of June 30, 2025
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$64	$1,436	Mar 2029	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$64	$1,436
PSE&G
Revolving Credit Facility	$1,000	$225	$775	Mar 2029	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$225	$775
PSEG Power
Revolving Credit Facility (A)	$1,250	$37	$1,213	Mar 2029	Funding/Letters of Credit
Letter of Credit Facility	75	45	30	Apr 2026	Letters of Credit
Total PSEG Power	$1,325	$82	$1,243
Total (C)	$3,825	$371	$3,454

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
(b)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of June 30, 2025, PSEG had $50 million outstanding commercial paper at a weighted average interest rate of 4.60% and PSE&G had $200 million outstanding commercial paper at a weighted average interest rate of 4.59%.
(C)
Amounts do not include uncommitted credit facilities or 364-day term loans, if any apply.

PSEG Power has uncommitted credit facilities totaling $275 million, which can be utilized for letters of credit. As of June 30, 2025, PSEG Power had $95 million in letters of credit outstanding under these uncommitted credit facilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In the second quarter of 2025, PSEG entered into interest rate hedges to fix the interest rate for a portion of the anticipated financing plan for PSEG. As of June 30, 2025, the fair value of these interest rate hedges was immaterial.

The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate hedges designated as cash flow hedges was $23 million and $36 million as of June 30, 2025 and December 31, 2024, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are $4 million.

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

Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2025 and December 31, 2024. The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of June 30, 2025
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$723	$(694)	$29	$29
Noncurrent Assets	—	741	(735)	6	6
Total Mark-to-Market Derivative Assets	$—	$1,464	$(1,429)	$35	$35
Derivative Contracts
Current Liabilities	$—	$(782)	$756	$(26)	$(26)
Noncurrent Liabilities	(1)	(768)	754	(14)	(15)
Total Mark-to-Market Derivative (Liabilities)	$(1)	$(1,550)	$1,510	$(40)	$(41)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(1)	$(86)	$81	$(5)	$(6)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of December 31, 2024
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$403	$(370)	$33	$33
Noncurrent Assets	32	375	(356)	19	51
Total Mark-to-Market Derivative Assets	$32	$778	$(726)	$52	$84
Derivative Contracts
Current Liabilities	$—	$(448)	$443	$(5)	$(5)
Noncurrent Liabilities	—	(408)	404	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$—	$(856)	$847	$(9)	$(9)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$32	$(78)	$121	$43	$75

(A)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, PSEG Power had net cash collateral (receipts) payments to counterparties of $257 million and $244 million, respectively. Of these net cash collateral (receipts) payments, $81 million as of June 30, 2025 and $121 million as of December 31, 2024 were netted against the corresponding net derivative contract positions. Of the $81 million as of June 30, 2025, $62 million was netted against current liabilities and $19 million against noncurrent liabilities. Of the $121 million as of December 31, 2024, $73 million was netted against current liabilities and $48 million against noncurrent liabilities.

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

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $71 million as of June 30, 2025 and $17 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, PSEG Power had the contractual right of offset of $41 million and $11 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $30 million and $6 million as of June 30, 2025 and December 31, 2024, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on AOCL of derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2025 and 2024:

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
Derivatives in Cash Flow	June 30,			June 30,
Hedging Relationships	2025	2024		2025	2024
	Millions			Millions
PSEG
Interest Rate Derivatives	$11	$2	Interest Expense	$1	$4
Total PSEG	$11	$2		$1	$4

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Six Months Ended			Six Months Ended
Derivatives in Cash Flow	June 30,			June 30,
Hedging Relationships	2025	2024		2025	2024
	Millions			Millions
PSEG
Interest Rate Derivatives	$(16)	$30	Interest Expense	$2	$7
Total PSEG	$(16)	$30		$2	$7

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2025 and 2024, the amount of gain on interest rate hedges reclassified from AOCL into income was $1 million and $5 million after-tax, respectively.

The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2023	$4	$3
Gain Recognized in AOCL	59	42
Less: Gain Reclassified into Income	(13)	(9)
Balance as of December 31, 2024	$50	$36
Loss Recognized in AOCL	(16)	(12)
Less: Gain Reclassified into Income	(2)	(1)
Balance as of June 30, 2025	$32	$23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three and six months ended June 30, 2025 and 2024, respectively. PSEG Power’s derivative contracts reflected in this table primarily includes contracts to hedge the purchase and sale of electricity and natural gas.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2025	2024	2025	2024
		Millions
Energy-Related Contracts	Operating Revenues	$233	$225	$(8)	$77
Energy-Related Contracts	Energy Costs	(1)	(1)	(3)	—
Total		$232	$224	$(11)	$77

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of June 30, 2025 and December 31, 2024.

		As of	As of
Type	Notional	June 30, 2025	December 31, 2024
		Millions
Natural Gas	Dekatherm (Dth)	73	70
Electricity	MWh	(62)	(49)
Financial Transmission Rights (FTRs)	MWh	27	16
Interest Rate Derivatives	U.S. Dollars	100	2,290

Commodity Credit Risk

Credit risk relates to the risk of loss that PSEG would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations for the purchase and/or sale of energy, nuclear fuel and other related products. PSEG has established credit policies that it believes significantly minimize credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which allow for the netting of positive and negative exposures associated with a single counterparty. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG’s financial condition, results of operations or net cash flows.

As of June 30, 2025, 98% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were three counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and two non-affiliated counterparties. The PSE&G credit exposure is eliminated in consolidation. See Note 17. Related-Party Transactions for additional information.

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2025, PSE&G held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of June 30, 2025, PSE&G had no unsecured mark-to-market credit exposure with its suppliers. PSE&G is permitted to recover its costs of procuring energy through the BPU-approved BGS tariffs. PSE&G’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates.

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

Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable. There were no transfers to or from Level 3 during the six months ended June 30, 2025 and 2024, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

	Recurring Fair Value Measurements as of June 30, 2025
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$40	$—	$40	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$35	$(1,429)	$3	$1,461	$—
NDT Fund (D)
Equity Securities	$1,497	$—	$1,497	$—	$—
Debt Securities—U.S. Treasury	$354	$—	$—	$354	$—
Debt Securities—Govt Other	$415	$—	$—	$415	$—
Debt Securities—Corporate	$555	$—	$—	$555	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$59	$—	$—	$59	$—
Debt Securities—Govt Other	$27	$—	$—	$27	$—
Debt Securities—Corporate	$61	$—	$—	$61	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(40)	$1,510	$(1)	$(1,548)	$(1)
Interest Rate Derivatives (C)	$(1)	$—	$—	$(1)	$—
PSE&G
Assets:
Cash Equivalents (A)	$40	$—	$40	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$11	$—	$—	$11	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2024
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$100	$—	$100	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$52	$(726)	$2	$776	$—
Interest Rate Derivatives (C)	$32	$—	$—	$32	$—
NDT Fund (D)
Equity Securities	$1,380	$—	$1,380	$—	$—
Debt Securities—U.S. Treasury	$366	$—	$—	$366	$—
Debt Securities—Govt Other	$397	$—	$—	$397	$—
Debt Securities—Corporate	$503	$—	$—	$503	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$55	$—	$—	$55	$—
Debt Securities—Govt Other	$28	$—	$—	$28	$—
Debt Securities—Corporate	$65	$—	$—	$65	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(9)	$847	$(3)	$(852)	$(1)
PSE&G
Assets:
Cash Equivalents (A)	$70	$—	$70	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

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

Level 2—NDT and Rabbi Trust fixed income securities include primarily investment grade corporate bonds, collateralized mortgage obligations, asset-backed securities and certain government and U.S. Treasury obligations or Federal Agency asset-backed securities and municipal bonds with a wide range of maturities. Since many fixed income securities do not trade on a daily basis, they are priced using an evaluated pricing methodology that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Certain short-term investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield.

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

As of June 30, 2025, PSEG carried $3.0 billion of net assets that were measured at fair value on a recurring basis, of which $1 million of liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

As of June 30, 2024, PSEG carried $2.9 billion of net assets that were measured at fair value on a recurring basis, of which $1 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Debt

The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of June 30, 2025 and December 31, 2024 are included in the following table and accompanying notes.

	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$5,861	$5,873	$4,866	$4,754
PSE&G (A)	15,541	14,111	14,998	13,337
PSEG Power (A)(B)	1,237	1,281	1,250	1,250
Total Long-Term Debt	$22,639	$21,265	$21,114	$19,341

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
(B)
As of December 31, 2024, PSEG Power has a private term loan with book value approximating fair value (Level 2 measurement).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2025
NDT Fund Interest and Dividends	$—	$25	$25
Allowance for Funds Used During Construction	10	—	10
Solar Loan Interest	1	—	1
Other Interest	4	8	12
Other	1	(3)	(2)
Total Net Other Income (Deductions)	$16	$30	$46
Six Months Ended June 30, 2025
NDT Fund Interest and Dividends	$—	$45	$45
Allowance for Funds Used During Construction	21	—	21
Solar Loan Interest	2	—	2
Other Interest	7	12	19
Other	2	(6)	(4)
Total Net Other Income (Deductions)	$32	$51	$83
Three Months Ended June 30, 2024
NDT Fund Interest and Dividends	$—	$23	$23
Allowance for Funds Used During Construction	9	—	9
Solar Loan Interest	1	—	1
Other Interest	1	11	12
Other	5	(3)	2
Total Net Other Income (Deductions)	$16	$31	$47
Six Months Ended June 30, 2024
NDT Fund Interest and Dividends	$—	$40	$40
Allowance for Funds Used During Construction	20	—	20
Solar Loan Interest	3	—	3
Other Interest	3	16	19
Other	6	(6)	—
Total Net Other Income (Deductions)	$32	$50	$82

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Income Taxes

A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSEG	June 30,		June 30,
	2025	2024	2025	2024
	Millions
Pre-Tax Income	$726	$437	$1,343	$1,066
Tax Computed at Statutory Rate @ 21%	$152	$92	$282	$224
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	34	34	79	74
NDT Fund	14	3	17	15
Uncertain Tax Positions	2	1	3	2
GPRC-CEF-EE	(14)	(13)	(30)	(28)
Tax Credits	(1)	(104)	(3)	(106)
Estimated Annual Effective Tax Rate Interim Period Adjustment	12	5	(25)	(12)
TAC	(59)	(24)	(155)	(67)
Other	1	9	1	(2)
Subtotal	(11)	(89)	(113)	(124)
Total Income Tax Expense	$141	$3	$169	$100
Effective Income Tax Rate	19.4%	0.7%	12.6%	9.4%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Six Months Ended
PSE&G	June 30,		June 30,
	2025	2024	2025	2024
	Millions
Pre-Tax Income	$365	$361	$955	$941
Tax Computed at Statutory Rate @ 21%	$77	$76	$201	$198
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	24	25	67	66
Uncertain Tax Positions	—	—	1	—
Tax Credits	(1)	(2)	(3)	(4)
GPRC-CEF-EE	(14)	(13)	(30)	(28)
TAC	(59)	(24)	(155)	(67)
Bad Debt Flow-Through	(2)	(4)	2	(6)
Other	8	1	(6)	(8)
Subtotal	(44)	(17)	(124)	(47)
Total Income Tax Expense	$33	$59	$77	151
Effective Income Tax Rate	9.0%	16.3%	8.1%	16.0%

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

PSEG determined that it was not subject to the CAMT for 2024 as it was not an applicable corporation in accordance with the statute. Under the same criteria, PSEG determined that it is an applicable corporation in 2025 and therefore it is subject to the CAMT in 2025. The impact of the CAMT for the six months ended June 30, 2025 was not material. In September 2024, the U.S. Treasury issued proposed CAMT regulations on which taxpayers are not required to rely. The proposed CAMT regulations and certain relevant rules remain unclear and require further guidance. As such, the impact of the CAMT on PSEG’s and PSE&G’s financial statements is subject to continued evaluation.

The IRA established a new PTC for existing qualified nuclear generation facilities, effective 2024 through 2032. The PTC for a given nuclear facility is multiplied by five if prevailing wage requirements are met, and the value of the PTC is designed to phase out as the facility’s gross receipts increase. Both the PTC rate and phase out amount are subject to the Internal Revenue Service’s determination of annual inflation beginning in 2025.

PSEG’s estimated full year 2025 gross receipts from its nuclear operations are above the phase out amount, therefore, PSEG did not record a PTC benefit during the three and six months ended June 30, 2025. The financial statement impacts from the PTC are subject to change based on several factors, including but not limited to, adjustments to estimated market prices and generation, and the issuance of authoritative guidance by Treasury/the Internal Revenue Service, including clarification of the definition of “gross receipts” used to determine the phase out. Any adjustments to amounts previously recorded could be material.

In July 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the Act) was signed into law. The Act made no material changes to the PTC for existing qualified nuclear generation facilities. The Act permanently extends 100% bonus depreciation to qualified business property retroactive to January 19, 2025. The impact of the Act on PSEG’s and PSE&G’s financial statements is subject to continued evaluation.

The enactment of additional federal or state tax legislation and clarification of previously enacted tax laws could impact PSEG’s and PSE&G’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended June 30, 2025
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2025	$16	$(75)	$(77)	$(136)
Other Comprehensive Income (Loss) before Reclassifications	8	—	2	10
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	2	2	3
Net Current Period Other Comprehensive Income (Loss)	7	2	4	13
Balance as of June 30, 2025	$23	$(73)	$(73)	$(123)

	Three Months Ended June 30, 2024
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2024	$21	$(100)	$(90)	$(169)
Other Comprehensive Income (Loss) before Reclassifications	2	—	(7)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(3)	2	2	1
Net Current Period Other Comprehensive Income (Loss)	(1)	2	(5)	(4)
Balance as of June 30, 2024	$20	$(98)	$(95)	$(173)

	Six Months Ended June 30, 2025
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2024	$36	$(76)	$(93)	$(133)
Other Comprehensive Income (Loss) before Reclassifications	(12)	—	17	5
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	3	3	5
Net Current Period Other Comprehensive Income (Loss)	$(13)	$3	$20	$10
Balance as of June 30, 2025	$23	$(73)	$(73)	$(123)

	Six Months Ended June 30, 2024
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2023	$3	$(102)	$(80)	$(179)
Other Comprehensive Income (Loss) before Reclassifications	22	—	(19)	3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(5)	4	4	3
Net Current Period Other Comprehensive Income (Loss)	17	4	(15)	6
Balance as of June 30, 2024	$20	$(98)	$(95)	$(173)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Six Months Ended
		June 30, 2025			June 30, 2025
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$1	$—	$1	$2	$(1)	$1
Total Cash Flow Hedges		1	—	1	2	(1)	1
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	—	(2)	(4)	1	(3)
Total Pension and OPEB Plans		(2)	—	(2)	(4)	1	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(3)	1	(2)	(4)	1	(3)
Total Available-for-Sale Debt Securities		(3)	1	(2)	(4)	1	(3)
Total		$(4)	$1	$(3)	$(6)	$1	$(5)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Six Months Ended
		June 30, 2024			June 30, 2024
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$4	$(1)	$3	$7	$(2)	$5
Total Cash Flow Hedges		4	(1)	3	7	(2)	5
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	—	(2)	(5)	1	(4)
Total Pension and OPEB Plans		(2)	—	(2)	(5)	1	(4)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(2)	—	(2)	(6)	2	(4)
Total Available-for-Sale Debt Securities		(2)	—	(2)	(6)	2	(4)
Total		$—	$(1)	$(1)	$(4)	$1	$(3)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$585	$585	$434	$434	$1,174	$1,174	$966	$966
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	499	499	498	498	499	499	498	498
Effect of Stock Based Compensation Awards	—	1	—	2	—	1	—	2
Total Shares	499	500	498	500	499	500	498	500
EPS
Net Income	$1.17	$1.17	$0.87	$0.87	$2.35	$2.35	$1.94	$1.93

Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2025	2024	2025	2024
Per Share	$0.63	$0.60	$1.26	$1.20
In Millions	$315	$299	$629	$598

On July 21, 2025, PSEG’s Board of Directors approved a $0.63 per share common stock dividend for the third quarter of 2025.

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

PSEG Power & Other

This reportable segment is comprised primarily of PSEG Power which earns revenues primarily by selling energy and capacity into the markets for these products. PSEG Power also enters into bilateral contracts for energy, gas and other energy-related contracts to optimize the value of its portfolio of generating assets and gas supply obligations. PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants received ZEC revenue from the EDCs in New Jersey, including PSE&G, through May 31, 2025.

This reportable segment also includes amounts applicable to PSEG LI, which generates revenues under its contract with LIPA, primarily for the recovery of costs when Servco is a principal in the transaction (see Note 3. Variable Interest Entity for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

additional information) as well as fixed and variable fee components under the contract, and Energy Holdings which holds an immaterial portfolio of remaining lease investments. Other also includes amounts applicable to PSEG (parent company) and Services.

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended June 30, 2025
Operating Revenues	$2,031	$920	$(146)	$2,805
Energy Costs	760	212	(146)	826
Controllable Operation and Maintenance (C)	331	185	—	516
Depreciation and Amortization	275	33	—	308
Interest Income	5	9	(1)	13
Interest Expense	161	88	(1)	248
Income Tax Expense	33	108	—	141
Other Segment Items (D)	144	50	—	194
Net Income	$332	$253	$—	$585
Gross Additions to Long-Lived Assets	$674	$113	$—	$787
Three Months Ended June 30, 2024
Operating Revenues	$1,863	$685	$(125)	$2,423
Energy Costs	683	174	(125)	732
Controllable Operation and Maintenance (C)	323	204	—	527
Depreciation and Amortization	247	38	—	285
Interest Income	2	13	(2)	13
Interest Expense	141	79	(2)	218
Income Tax Expense (Benefit)	59	(56)	—	3
Other Segment Items (D)	110	127	—	237
Net Income	$302	$132	$—	$434
Gross Additions to Long-Lived Assets	$746	$91	$—	$837

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Six Months Ended June 30, 2025
Operating Revenues	$4,695	$2,012	$(680)	$6,027
Energy Costs	1,854	838	(680)	2,012
Controllable Operation and Maintenance (C)	685	364	—	1,049
Depreciation and Amortization	555	73	—	628
Interest Income	9	14	(2)	21
Interest Expense	318	173	(2)	489
Income Tax Expense	77	92	—	169
Other Segment Items (D)	337	190	—	527
Net Income	$878	$296	$—	$1,174
Gross Additions to Long-Lived Assets	$1,279	$167	$(31)	$1,415
Six Months Ended June 30, 2024
Operating Revenues	$4,196	$1,557	$(570)	$5,183
Energy Costs	1,611	688	(570)	1,729
Controllable Operation and Maintenance (C)	636	364	—	1,000
Depreciation and Amortization	504	76	—	580
Interest Income	6	19	(3)	22
Interest Expense	279	147	(3)	423
Income Tax Expense (Benefit)	151	(51)	—	100
Other Segment Items (D)	231	176	—	407
Net Income	$790	$176	$—	$966
Gross Additions to Long-Lived Assets	$1,485	$149	$—	$1,634
As of June 30, 2025
Total Assets	$47,789	$8,652	$(417)	$56,024
Investments in Equity Method Subsidiaries	$—	$24	$—	$24
As of December 31, 2024
Total Assets	$46,364	$8,673	$(397)	$54,640
Investments in Equity Method Subsidiaries	$—	$21	$—	$21

(A)
PSEG Power & Other results include net after-tax gains (losses) of $136 million and $114 million for the three months and $1 million and $(72) million for the six months ended June 30, 2025 and 2024, respectively, related to the impacts of non-trading commodity mark-to-market activity, which consists of the financial impact from positions with future delivery dates.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

amounts in those segments), non-operating pension and OPEB credits and costs, gains and losses on trust investments and other income and deductions.

Note 17. Related-Party Transactions

The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G

The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2025	2024	2025	2024
	Millions
Billings from Affiliates:
Net Billings from PSEG Power (A)	$144	$123	$676	$567
Administrative Billings from Services (B)	126	136	243	253
Total Billings from Affiliates	$270	$259	$919	$820

	As of	As of
Related-Party Transactions	June 30, 2025	December 31, 2024
	Millions
Net Payable to PSEG Power (A)	$137	$209
Net Payable to Services (B)	127	116
Net Payable to PSEG (C)	116	37
Accounts Payable—Affiliated Companies	$380	$362
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable (Receivable)	$4	$(2)

(A)
PSE&G has entered into a requirements contract with PSEG Power under which PSEG Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. In addition, PSEG Power sold ZECs to PSE&G from its nuclear units under the ZEC program as approved by the BPU. The rates in the BGSS contract and for the ZEC sales were prescribed by the BPU. BGSS sales were billed and settled on a monthly basis. ZEC sales were billed on a monthly basis and settled annually following completion of each energy year. The ZEC program ended effective June 1, 2025, with the final ZEC payment from PSE&G to PSEG Power to be settled in August 2025. In addition, PSEG Power and PSE&G provide certain technical services for each other generally at cost in compliance with FERC and BPU affiliate rules.
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

EXECUTIVE OVERVIEW OF 2025 AND FUTURE OUTLOOK

We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. Our business plan focuses on achieving growth by allocating capital primarily toward regulated investments in an effort to continue to improve the sustainability and predictability of our business and realizing the value of the consistent and reliable carbon free generation from our nuclear units. We are focused on investing to meet growing energy demand, modernize our energy infrastructure, improve reliability and resilience, increase EE and deliver clean energy to meet customer expectations and be well aligned with public policy objectives. With these investments and higher working capital recovery approved in the distribution rate case, our regulated rate base increased from approximately $30 billion as of December 31, 2023 to approximately $34 billion as of December 31, 2024. In addition, our nuclear facilities retain the downside price protection of a production tax credit (PTC) from 2024 through 2032.

For the years 2025-2029, our regulated capital investment program is estimated to be in a range of $21 billion to $24 billion. We expect these capital investments to result in a compound annual growth rate in our regulated rate base in a range of 6% to 7.5%. The regulated capital investments represent the majority of PSEG’s total capital investment program of $22.5 billion to $26 billion. The low end of the range includes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-EE program at their current average annual investment levels plus inflation, as these programs are expected to continue beyond their currently approved timeframes. The upper end of our capital investment range includes potential incremental investments to address continued demand growth and other investments to meet infrastructure needs and support New Jersey's clean energy goals.

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

In 2023, the BPU approved a two-year extension of our current GSMP II program to replace at least 400 miles of cast iron and unprotected steel mains and services in our gas system. The GSMP II program extension provides for main replacement through December 2025 plus trailing services replacement and paving costs into 2026 and totals approximately $900 million of investment. Of the $900 million, $750 million is recovered through three periodic rate updates with the balance recovered through a future distribution base rate case. PSE&G has re-started discussions regarding the GSMP III program with the objective of beginning the new program in 2026.

In October 2024, the BPU issued an Order approving the settlement of PSE&G's distribution rate case with new rates effective October 15, 2024. The Order provided for a $17.8 billion rate base, a 9.6% return on equity for PSE&G’s distribution business and a 55% equity component of its capitalization structure. In addition, the Order approved mechanisms beginning January 1, 2025 associated with the recovery of future storm costs as well as the recovery of annual pension and OPEB expenses.

PSEG Power

At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through the PTC mechanism and hedging, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During the first six months of 2025, our nuclear units generated approximately 15.9 terawatt hours and operated at a capacity factor of 94.3%. Effective April 2025, PSEG Power revised the estimated useful lives for the Salem 1, Salem 2 and Hope Creek nuclear plants due to our expectation that a 20-year license extension will be approved for these facilities. Our hedging strategy continues to incorporate an estimated range of risk reduction impacts from the PTCs on our nuclear generation portfolio while retaining the ability to benefit when market pricing exceeds the phase out threshold. As of June 30, 2025, we expect that our hedged position for 2025 in conjunction with the PTC and market price variability will result in the realized value of our nuclear generation output being at, or above, the PTC phase out. Our strategy will continue to evolve given PTC guidance uncertainty, and potential incremental changes upon final U.S. Treasury guidance. In addition, we are exploring opportunities for the potential sale of power and/or emission credits from our nuclear facilities pursuant to long-term agreements.

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

PSE&G has undertaken a number of initiatives that support the reduction of GHG emissions, including our implementation of New Jersey's EE and related programs that are intended to support New Jersey’s Energy Master Plan (EMP) and Gubernatorial Executive Orders through programs designed to help customers use energy more efficiently, reduce GHG emissions, support the expansion of the EV infrastructure in New Jersey, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.

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

We also continue to focus on providing cleaner energy for our customers by working to preserve the economic viability of our nuclear units, which provide over 85% of the carbon-free energy in New Jersey. These efforts include reducing market risk by advocating for state and federal policies, such as the PTC established by the IRA, and capacity market reform and related generator interconnection policies at PJM Interconnection, L.L.C. (PJM) that recognize the value of our nuclear fleet’s carbon-free generation and its contribution to grid reliability and resource adequacy, and potential long-term contracts that recognize the value of its consistent and reliable carbon-free energy.

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

PSEG LI

PSEG's current contract as operations service provider for LIPA's electric transmission and distribution system runs through December 31, 2025. At a recent LIPA board meeting, the LIPA board of trustees voted to begin negotiations to extend our current contract, however, the ultimate outcome remains uncertain.

Financial Results

The results for PSEG, PSE&G and PSEG Power & Other for the three and six months ended June 30, 2025 and 2024 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	Millions, except per share data
PSE&G	$332	$302	$878	$790
PSEG Power & Other (A)	253	132	296	176
PSEG Net Income	$585	$434	$1,174	$966

PSEG Net Income Per Share (Diluted)	$1.17	$0.87	$2.35	$1.93

(A)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	Millions, after tax
NDT Fund and Related Activity (A) (B)	$65	$8	$71	$65
Non-Trading MTM Gains (Losses) (C)	$136	$114	$1	$(72)

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
(B)
Net of tax (expense) benefit of $(43) million and $(5) million for the three months and $(49) million and $(43) million for the six months ended June 30, 2025 and 2024, respectively.
(C)
Net of tax (expense) benefit of $(54) million and $(45) million for the three months and $(1) million and $27 million for the six months ended June 30, 2025 and 2024, respectively.

Our Net Income variance for the three and six months ended June 30, 2025 versus the comparable period in 2024 was driven primarily by higher earnings due to continued investments in T&D clause programs and settlement of the distribution base rate case in October 2024 at PSE&G combined with changes related to MTM and NDT Fund activity, as discussed above.

Regulatory, Legislative and Other Developments

We closely monitor and engage with stakeholders on significant regulatory and legislative developments.

Transmission Rate Proceedings and Return on Equity (ROE)

Under current FERC rules, PSE&G continues to earn a 50 basis point adder to its base ROE for its membership in PJM as a transmission owner. However, certain regulatory or legislative actions could potentially lead to the loss of this adder which, if eliminated, would prospectively reduce PSE&G’s annual Net Income and annual cash inflows by approximately $40 million.

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

Nuclear

In May 2025, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants zero emission certificate (ZEC) sales concluded. Pursuant to a process established by the BPU, ZECs were purchased from these nuclear plants by the electric distribution companies (EDCs) in New Jersey. As previously noted, the Federal government established a PTC for electricity generated using existing nuclear energy, which began January 2024 and continues through 2032 and impacted PSEG Power's decision not to apply for the next ZEC three-year eligibility period starting June 2025. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts threshold are subject to annual inflation adjustments. ZEC revenue recorded has been reduced by the estimated PTCs generated from these nuclear plants. The PTC amounts recorded to date are subject to change based on several factors, including but not limited to, adjustments to estimated market prices and generation and the issuance of authoritative guidance by Treasury/the Internal Revenue Service, including clarification of the definition of “gross receipts” used to determine the phase out. Any adjustments to amounts previously recorded could be material. We continue to analyze the impact of the PTC, including any future guidance from the U.S. Treasury to assess any impact of PTCs on expected ZEC payments and/or any future ZEC application periods.

Demand, Supply and Energy Costs

An increasing demand for power and a lack of sufficient new generation resources in PJM and in New Jersey, has raised resource adequacy concerns and is resulting in higher electricity costs for our customers this year. Prices from the July 2024 PJM annual capacity market auction, which were approximately 10 times higher than prices from the 2023 auction and which is impacting customer bills, have provoked concern from state regulators and legislators and could create regulatory uncertainty. Per direction to EDCs from the BPU, PSE&G filed a petition that provided proposals to mitigate bill impacts to customers. In June 2025, the BPU approved a settlement providing that for July 2025 and August 2025, PSE&G will apply a credit to each residential electric customer’s monthly bill, with offsetting charges on monthly bills for September 2025 through February 2026. PSE&G agreed to waive carrying costs on the outstanding credit amount. In addition, PSE&G agreed to: extend protections precluding the shut-off of eligible residential customers, normally available during the winter months, to the period from July 1, 2025 through September 30, 2025; offer residential customers deferred payment arrangements with terms of up to twenty-four months for the payment of overdue billed amounts; and waive all reconnection fees for residential customers during the period from July 1, 2025 through September 30, 2025. In July 2025, the New Jersey Legislature passed a law, that is currently pending signature by the governor of New Jersey, prohibiting disconnection for non-payment during the period June 15 through August 31, beginning in 2026, and for such period annually thereafter, for certain qualified electric and gas customers. This new requirement for a summer shutoff moratorium and the extended deferred payment arrangements are likely to increase our Accounts Receivable and bad debt expense in the future.

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

Federal Executive Orders and State Legislative Activity

There have been a number of federal executive orders over the recent months, including but not limited to orders addressing power generation in the energy industry and orders imposing widespread and substantial tariffs on imports. We are continuing to monitor the federal executive orders, certain of which will require the enactment of regulations to implement, and their impacts on our supply chain, business, cash flow, results of operations and financial condition. Further, since early 2025, New Jersey state legislative activity focused on addressing energy affordability has accelerated. Legislation has been proposed on various energy policy and regulatory topics, the impacts of which are uncertain at this time but, if enacted, could have a material impact on us.

Tax Legislation

The enactment, amendment or repeal of federal or state tax legislation and/or the clarification of previously enacted tax laws could have a material impact on our effective tax rate and cash tax position.

In July 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the Act) was signed into law. The Act made no material changes to the PTC for existing qualified nuclear generation facilities. The Act permanently extends 100% bonus depreciation to qualified business property retroactive to January 19, 2025. The impact of the Act on PSEG’s and PSE&G’s financial statements is subject to continued evaluation.

In April 2023, the U.S. Treasury issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting to determine the annual repair tax deduction for gas T&D property. The impact, if any, that this may have on PSEG and PSE&G’s financial statements has not yet been determined.

In August 2022, the IRA enacted a 15% corporate alternative minimum tax (CAMT), which is based on adjusted financial statement income, and a PTC for existing qualified nuclear facilities. These provisions remain unclear; therefore, the issuance of authoritative guidance can materially impact PSEG’s and PSE&G’s results of operations, financial condition and cash flows.

Future Outlook

Our future success will be influenced by our ability to continue to maintain strong operational and financial performance, address regulatory and legislative developments that impact our business and respond to the issues and challenges described below. In order to do this, we will seek to:

•
obtain approval of and execute on our utility capital investment program to meet increasing customer demand, modernize our infrastructure, improve the reliability and resilience of the service we provide to our customers, and align our sustainability and climate goals with New Jersey’s energy policy;
•
obtain a fair return for our T&D investments through our transmission formula rate, existing rate incentives, distribution infrastructure and clean energy investment programs and periodic distribution base rate case proceedings;
•
focus on controlling costs while maintaining safety, reliability and customer satisfaction and complying with applicable standards and requirements;
•
manage the risks and opportunities in federal and state policies related to energy;

•
advocate for appropriate regulatory guidance on the PTC to ensure long-term support for New Jersey’s largest carbon-free generation resource, and adapt our hedging program accordingly, and realize the value of our consistent and reliable, carbon-free nuclear output;
•
engage constructively with our multiple stakeholders, including regulators, government officials, customers, employees, investors, suppliers and the communities in which we do business or are seeking to do business; and
•
deliver on our human capital management strategy to attract, develop and retain a high-performing diverse workforce.

In addition to the risks described elsewhere in this Form 10-Q for 2025 and beyond, the key issues and challenges we expect our business to confront include:

•
regulatory and political uncertainty with regard to transmission planning and rates policy, the role of distribution utilities and decarbonization impacts, future energy policy, tax regulations, design of energy and capacity markets, and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings;
•
performance of the financial markets, including the impact on our pension funding requirements and interest rates on our future financing plans;
•
continuing to manage costs and maintain affordable customer rates, which could impact customer collections;
•
the increasing frequency, sophistication and magnitude of cybersecurity attacks against us and our respective vendors and business partners who may have our sensitive information and/or access to our environment, and the increasing frequency and magnitude of physical attacks on electric and gas infrastructure;
•
future changes in federal and state tax laws or any other associated tax guidance; and
•
the impact of changes in energy demand, natural gas and electricity prices and PJM’s challenge to ensure resource adequacy to meet demand growth amidst efforts to decarbonize several sectors of the economy.

We continually assess a broad range of strategic options to maximize long-term shareholder value and address the interests of our multiple stakeholders. We consider a wide variety of factors when determining how and when to efficiently deploy capital, including the performance and prospects of our businesses; returns and the sustainability and predictability of future earnings streams; the views of investors, regulators, public policy initiatives, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•
investments in PSE&G, including T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments, particularly our EE programs;
•
continued operation of our nuclear generation facilities that are expected to be supported by the PTC through 2032, nuclear capacity uprates, such as our planned Salem power uprate supported by a clean energy PTC, as well as obtaining license extensions, transition from an 18-month to 24-month refueling cycle at our Hope Creek facility and energy and/or emission credit sales with potential customers seeking consistent and reliable carbon-free power;
•
investments in competitive, regulated transmission investments through PJM processes and BPU solicitations that provide revenue predictability and reasonable risk-adjusted returns; and
•
acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.

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

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,805	$2,423	$382	16	$6,027	$5,183	$844	16
Energy Costs	826	732	94	13	2,012	1,729	283	16
Operation and Maintenance (A)	854	824	30	4	1,773	1,607	166	10
Depreciation and Amortization	308	285	23	8	628	580	48	8
Income from Equity Method Investments	—	1	(1)	(100)	—	1	(1)	(100)
Net Gains (Losses) on Trust Investments	95	7	88	N/A	103	102	1	1
Net Other Income (Deductions)	46	47	(1)	(2)	83	82	1	1
Net Non-Operating Pension and OPEB Credits (Costs)	16	18	(2)	(11)	32	37	(5)	(14)
Interest Expense	248	218	30	14	489	423	66	16
Income Tax Expense (Benefit)	141	3	138	N/A	169	100	69	69

(A)
Includes amortization of EE programs regulatory expenditures of $41million, $30 million, $79 million and $57 million for the three and six months ended June 30, 2025 and 2024, respectively.

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,031	$1,863	$168	9	$4,695	$4,196	$499	12
Energy Costs	760	683	77	11	1,854	1,611	243	15
Operation and Maintenance (A)	504	466	38	8	1,080	931	149	16
Depreciation and Amortization	275	247	28	11	555	504	51	10
Net Other Income (Deductions)	16	16	—	—	32	32	—	—
Net Non-Operating Pension and OPEB Credits (Costs)	18	19	(1)	(5)	35	38	(3)	(8)
Interest Expense	161	141	20	14	318	279	39	14
Income Tax Expense	33	59	(26)	(44)	77	151	(74)	(49)

(A)
Includes amortization of EE programs regulatory expenditures of $41 million, $30 million, $79 million and $57 million for the three and six months ended June 30, 2025 and 2024, respectively.

Three Months Ended June 30, 2025 as Compared to Three Months Ended June 30, 2024

Operating Revenues increased $168 million due to changes in delivery, commodity, clause and other operating revenues.

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

Delivery revenues increased $110 million due primarily to a $160 million increase in electric and gas revenues as a result of the settlement of the 2024 distribution base rate case, $19 million from increased GPRC revenues, a $16 million increase in transmission revenues due primarily to higher rate base investments and a $15 million increase from higher electric delivery prices. These delivery revenue increases were offset by a $47 million decrease in CIP decoupling revenue, $36 million due to an increase in credits flowed back to customers as part of our TAC mechanism and a $19 million decrease from 2024 collections of Energy Strong II.

Clause Revenues are revenues from various pass-through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues decreased $24 million due primarily to a $34 million decrease in TAC and GPRC deferrals, offset by a $10 million increase in Societal Benefits Clause (SBC) collections

Commodity Revenues are revenues from customers choosing default electric (basic generation service or BGS) and gas supply (basic gas supply service or BGSS) from PSE&G. PSE&G procures the BGS and BGSS on behalf of these retail customers and earns no margin on this service as all costs are passed back to the BGS and BGSS customers. The changes in Commodity Revenues for both electric and gas are entirely offset by changes in Energy Costs.

Commodity Revenues increased $95 million primarily due to higher electric BGS revenues from $129 million due to higher prices partially offset by $35 million of lower sales volumes.

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

Other Operating revenues decreased $13 million due primarily to a decrease in Zero Emission Certificates (ZECs) sales in other operating revenues.

Operating Expenses

Energy Costs increased $77 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $38 million due primarily to a $31 million increase in clause and renewable costs, a $4 million increase in net distribution and transmission expenditures and a net increase in other operational expenses.

Depreciation and Amortization increased $28 million due primarily to an increase in depreciation due to higher plant placed in service and increased amortization of Regulatory Assets.

Interest Expense increased $20 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense decreased $26 million due primarily to an increase in the flowback of previously realized distribution-related mixed service cost deductions.

Six Months Ended June 30, 2025 as Compared to Six Months Ended June 30, 2024

Operating Revenues increased $499 million due to changes in delivery, commodity, clause and other operating revenues.

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

Delivery revenues increased $260 million due primarily to a $323 million increase in electric and gas revenues as a result of the settlement of the 2024 distribution base rate case, a $45 million increase from higher gas volumes, $42 million from increased GPRC revenues, a $40 million increase from higher electric delivery prices and a $20 million increase in transmission revenues due primarily to higher rate base investments. These delivery revenue increases were offset by a $100 million decrease in CIP decoupling revenues, a decrease of $92 million due to an increase in credits flowed back to customers as part of our TAC mechanism and a $20 million decrease from 2024 collections of Energy Strong II.

Clause Revenues are revenues from various pass-through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues decreased $17 million due primarily to a $76 million decrease in TAC and GPRC deferrals, offset by a $58 million increase in SBC collections.

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

Commodity Revenues increased $259 million due primarily to higher electric BGS revenues of $201 million from higher prices and higher gas BGSS revenues of $58 million primarily from higher volumes.

Other Operating Revenues are primarily comprised of revenues derived from various GPRC programs including TREC revenues, and SuSI. The revenues from these programs offset costs included in Energy Costs. In addition, other operating revenues include revenues from our ASB which offers various appliance protection and repair plans to customers.

Other Operating revenues decreased $3 million due primarily to a decrease in ZECs sales partially offset by an increase in ASB revenues.

Operating Expenses

Energy Costs increased $243 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $149 million due primarily to a $96 million increase in clause and renewable costs, $18 million in higher service company costs, a $15 million increase in net distribution and transmission expenditures and a net increase in other operational expenses.

Depreciation and Amortization increased $51 million due primarily to an increase in depreciation due to higher plant placed in service and increased amortization of Regulatory Assets.

Interest Expense increased $39 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense decreased $74 million due primarily to an increase in the flowback of previously realized distribution-related mixed service cost deductions.

PSEG Power & Other

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$920	$685	$235	34	$2,012	$1,557	$455	29
Energy Costs	212	174	38	22	838	688	150	22
Operation and Maintenance	350	358	(8)	(2)	693	676	17	3
Depreciation and Amortization	33	38	(5)	(13)	73	76	(3)	(4)
Income from Equity Method Investments	—	1	(1)	(100)	—	1	(1)	(100)
Net Gains (Losses) on Trust Investments	95	7	88	N/A	103	102	1	1
Net Other Income (Deductions)	31	33	(2)	(6)	53	53	—	—
Net Non-Operating Pension and OPEB Costs	(2)	(1)	(1)	(100)	(3)	(1)	(2)	N/A
Interest Expense	88	79	9	11	173	147	26	18
Income Tax Expense (Benefit)	108	(56)	164	N/A	92	(51)	143	N/A

Three Months Ended June 30, 2025 as Compared to Three Months Ended June 30, 2024

Operating Revenues increased $235 million due primarily to changes in generation and gas supply and other operating revenues.

Generation Revenues increased $175 million due primarily to

•
a net increase of $63 million due primarily to higher average realized prices and volumes sold in 2025,
•
a net increase of $28 million due to increased MTM gains in 2025 as compared to 2024. Of this amount, there was a $61 million increase due to positions reclassified to realized upon settlement, partially offset by a $33 million decrease due to changes in forward prices in 2025 as compared to 2024, and
•
a net increase of $21 million in capacity revenue due primarily to higher capacity prices.

Gas Supply Revenues increased $45 million due primarily to

•
a net increase of $34 million in sales under the BGSS contract due primarily to $33 million from higher sales prices, and
•
a net increase of $7 million related to sales to third parties due primarily to $15 million from higher sales prices, partially offset by $8 million from lower sales volumes.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $38 million due to

Gas costs increased $35 million due primarily to

•
a net increase of $31 million related to sales under the BGSS contract due primarily to higher average cost of gas, and
•
a net increase of $5 million related to sales to third parties due primarily to $12 million from higher average cost of gas, partially offset by $7 million due to lower volumes sold.

Generation costs increased $4 million due primarily to increased fuel costs at nuclear.

Operation and Maintenance decreased $8 million due primarily to decreased planned refueling outage costs, partially offset by a net increase in other operational expenses.

Depreciation decreased $5 million due primarily to revised estimated useful lives in April 2025 for the Salem and Hope Creek nuclear plants based on the expectation that a 20-year license extension will be approved for these facilities.

Net Gains (Losses) on Trust Investments increased $88 million due primarily to NDT investments with $79 million in net unrealized gains in 2025 as compared to $23 million of net unrealized losses in 2024 on equity securities, partially offset by a $14 million decrease in net realized gains in 2025.

Interest Expense increased $9 million due primarily to incremental debt.

Income Tax Expense (Benefit) increased $164 million due primarily to higher pre-tax income and the absence of the benefit from nuclear PTCs in 2025.

Six Months Ended June 30, 2025 as Compared to Six Months Ended June 30, 2024

Operating Revenues increased $455 million due primarily to changes in generation and gas supply and other operating revenues.

Generation Revenues increased $256 million due primarily to

•
a net increase of $105 million due primarily to higher average realized prices and volumes sold in 2025,
•
a net increase of $88 million due to MTM gains in 2025 as compared to MTM losses in 2024. Of this amount, there was a $105 million increase due to positions reclassified to realized upon settlement, partially offset by a $17 million decrease due to changes in forward prices in 2025 as compared to 2024, and
•
a net increase of $20 million in capacity revenue due primarily to higher capacity prices.

Gas Supply Revenues increased $180 million due primarily to

•
a net increase of $129 million in sales under the BGSS contract due primarily to $65 million from higher sales prices, and $64 million from higher sales volumes,
•
a net increase of $35 million related to sales to third parties due primarily to $67 million from higher sales prices, partially offset by $32 million from lower sales volumes, and
•
a net increase of $16 million due primarily to MTM gains in 2025 as compared to MTM losses in 2024 from positions reclassified to realized upon settlement.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $150 million due to

Gas costs increased $146 million due primarily to

•
a net increase of $119 million related to sales under the BGSS contract, of which $67 million was due to higher average cost of gas, and $52 million was due to higher send out volumes, and
•
a net increase of $24 million related to sales to third parties due primarily to $43 million from higher average cost of gas, partially offset by $19 million due to lower volumes sold.

Generation costs increased $5 million due primarily to increased fuel costs at nuclear.

Operation and Maintenance increased $17 million due primarily to a net increase in other operational expenses, partially offset by decreased planned refueling outage costs.

Interest Expense increased $26 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates.

Income Tax Expense (Benefit) increased $143 million due primarily to higher pre-tax income and the absence of the benefit from nuclear PTCs in 2025.

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

For the six months ended June 30, 2025, our operating cash flow increased $384 million, as compared to the same period in 2024. The net increase was primarily due to a net change at PSE&G, as discussed below, combined with higher earnings at PSEG Power and tax refunds in 2025 as compared to tax payments in 2024.

PSE&G

PSE&G’s operating cash flow increased $215 million from $739 million to $954 million for the six months ended June 30, 2025, as compared to the same period in 2024. The increase was due primarily to a net increase related to materials and supplies inventory, regulatory deferrals, and timing of vendor payments, partially offset by an increase in accounts receivable and unbilled revenues.

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

In March 2025, PSEG, PSEG Power and PSE&G executed a one year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2029 and PSEG Power amended certain provisions in the Master Credit Facility including removal of subsidiary guarantees of PSEG Power. The PSEG Power letter of credit facilities and term loans were also amended to be consistent with the Master Credit Facility, and the $150 million uncommitted credit facility at a subsidiary of PSEG Power was terminated.

Our total committed credit facilities and available liquidity as of June 30, 2025 were as follows:

	As of June 30, 2025
Company/Facility	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$64	$1,436
PSE&G	1,000	225	775
PSEG Power	1,325	82	1,243
Total	$3,825	$371	$3,454

PSEG Power has uncommitted credit facilities totaling $275 million, which can be utilized for letters of credit. As of June 30, 2025, PSEG Power had $95 million in letters of credit outstanding under these uncommitted credit facilities.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of June 30, 2025, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two-level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of

PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $671 million and $618 million as of June 30, 2025 and December 31, 2024, respectively.

For additional information, see Item 1. Note 9. Debt and Credit Facilities.

Long-Term Debt Financing

During the next twelve months,

•
PSEG has $550 million of 0.80% Senior Notes maturing in August 2025, and
•
PSE&G has $450 million of 0.95% Secured Medium-Term Notes Series N, due March 2026.

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

For additional information see Item 1. Note 9. Debt and Credit Facilities.

Common Stock Dividends

On July 21, 2025, our Board of Directors approved a $0.63 per share common stock dividend for the third quarter of 2025. This reflects an indicative annual dividend rate of $2.52 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 15. Earnings Per Share (EPS) and Dividends.

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

	Moody’s (A)	S&P (B)
PSEG
Outlook	Stable	Stable
Senior Notes	Baa2	BBB
Commercial Paper	P2	A2
PSE&G
Outlook	Stable	Stable
Mortgage Bonds	A1	A
Commercial Paper	P2	A2
PSEG Power
Outlook	Stable	Stable
Senior Notes	Baa2	BBB

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

PSE&G

During the six months ended June 30, 2025, PSE&G made capital expenditures of $1,279 million, primarily for T&D system reliability. In addition, PSE&G had cost of removal, net of salvage, of $72 million associated with capital replacements, and expenditures for EE programs of $318 million, which are included in operating cash flows.

PSEG Power & Other

During the six months ended June 30, 2025, PSEG Power & Other made capital expenditures of $87 million, excluding $80 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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

From April through June 2025, MTM VaR varied between a low of $37 million and a high of $61 million at the 95% confidence level. The range of VaR was narrower for the three months ended June 30, 2025 as compared with the year ended December 31, 2024.

	MTM VaR
	Three Months Ended June 30, 2025	Year Ended December 31, 2024
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$43	$36
Average for the Period	$48	$44
High	$61	$152
Low	$37	$25
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$67	$57
Average for the Period	$75	$69
High	$95	$238
Low	$58	$39

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

Internal Controls

PSEG and PSE&G

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K and the first quarter 2025 Form 10-Q.

Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of PSEG's officers or directors adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Federal Regulation

Regulation of Wholesale Sales—Generation/Market Issues/Market Power

December 31, 2024 Form 10-K page 12. In October 2024, FERC issued a Final Rule that eliminated compensation for reactive power in circumstances when the generator is operating within the normal power factor range specified in its interconnection agreement. FERC denied rehearing of this order in June 2025 and in August 2025 accepted a PJM filing that establishes a June 1, 2026 date for elimination of reactive power compensation. In August 2025, PSEG sought judicial review of FERC’s decision. The loss of reactive power compensation is not expected to have a material impact on PSEG's results of operations.

Capacity Market Issues

December 31, 2024 Form 10-K page 12 and March 31, 2025 Form 10-Q page 65. Following FERC’s July 2023 issuance of a Final Rule requiring RTOs to implement rules to speed up the processing of interconnection queue requests, PJM submitted proposed revisions to the PJM Tariff to provide for a reliability based expansion of the interconnection queue window. FERC accepted this proposal in February 2025, which allows PJM to accelerate the interconnection of new, "shovel-ready" generation capacity resources. In March 2025, PSEG Nuclear submitted its application to PJM for its Salem uprate project to be included in PJM’s accelerated interconnection cycle and, in May 2025, PJM announced that it had selected 51 projects, including PSEG Nuclear’s Salem uprate project.

State Regulation

Energy Efficiency, Triennial Review

December 31, 2024 Form 10-K page 14. In May 2024, the BPU approved an approximate $300 million extension of our CEF-EE program covering a commitment period from July 2024 through December 2024. In October 2024, the BPU approved our CEF-EE II filing authorizing a total spend of approximately $2.9 billion for energy efficiency projects committed between January 1, 2025 through June 30, 2027, The BPU commenced stakeholder proceedings in July 2025 to begin the third Triennial Review which will develop a framework and requirements for the third cycle of the CEF-EE program, anticipated to be filed during 2026 for a program to begin in July 2027.

Grid Modernization

December 31, 2024 Form 10-K page 15. In June 2022, following a stakeholder proceeding, the BPU Staff issued a report containing findings and recommendations to update the BPU’s interconnection regulations and processes. In furtherance of the recommendations, in June 2024, the BPU amended its interconnection rules to speed up the interconnection of renewable resources to the distribution grid. Separately, in July 2024, the BPU Staff convened a working group to develop recommendations for integrated distribution planning for distributed energy resources. In July 2025, the BPU adopted various regulations intended to streamline the process for utility interconnection applications and ensure compliance with a recently enacted law mandating that EDCs in New Jersey improve the interconnection process for certain grid supply solar and energy storage facilities. Certain additional related regulations remain pending. We cannot predict the impact on our business or results of operations from this Grid Modernization plan or any laws, rules or regulations promulgated or enacted as a result thereof, particularly as they may relate to PSE&G’s electric distribution assets.

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

Date: August 5, 2025

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

Date: August 5, 2025