Form 10-Q
period 2025-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2025-11-03
CIK 788784, 81033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of October 21, 2025, Public Service Enterprise Group Incorporated had outstanding 499,153,976 shares of its sole class of Common Stock, without par value.

As of October 21, 2025, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions, except per share data

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
OPERATING REVENUES	$3,226	$2,642	$9,253	$7,825
OPERATING EXPENSES
Energy Costs	1,133	899	3,145	2,628
Operation and Maintenance	927	808	2,700	2,415
Depreciation and Amortization	311	294	939	874
Total Operating Expenses	2,371	2,001	6,784	5,917
OPERATING INCOME	855	641	2,469	1,908
Income from Equity Method Investments	—	1	—	2
Net Gains (Losses) on Trust Investments	62	89	165	191
Net Other Income (Deductions)	39	37	122	119
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	17	18	49	55
Interest Expense	(253)	(227)	(742)	(650)
INCOME BEFORE INCOME TAXES	720	559	2,063	1,625
Income Tax Expense	(98)	(39)	(267)	(139)
NET INCOME	$622	$520	$1,796	$1,486
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	499	498	499	498
DILUTED	501	500	501	500
NET INCOME PER SHARE:
BASIC	$1.25	$1.04	$3.60	$2.98
DILUTED	$1.24	$1.04	$3.59	$2.97

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NET INCOME	$622	$520	$1,796	$1,486
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(7), $(24), $(20) and $(14) for the three months and nine months ended 2025 and 2024, respectively	11	37	31	22
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $3, $5 and $(4) for the three months and nine months ended 2025 and 2024, respectively	(1)	(8)	(14)	9
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $(1), $(2) and $(2) for the three months and nine months ended 2025 and 2024, respectively	1	2	4	6
Other Comprehensive Income (Loss), net of tax	11	31	21	37
COMPREHENSIVE INCOME	$633	$551	$1,817	$1,523

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$334	$125
Accounts Receivable, net of allowance of $232 in 2025 and $210 in 2024	1,617	1,597
Tax Receivable	402	394
Unbilled Revenues, net of allowance of $4 in 2025 and $5 in 2024	225	313
Fuel	326	232
Materials and Supplies, net	882	892
Prepayments	215	117
Derivative Contracts	15	33
Regulatory Assets	639	516
Other	24	16
Total Current Assets	4,679	4,235
PROPERTY, PLANT AND EQUIPMENT	53,187	51,207
Less: Accumulated Depreciation and Amortization	(11,800)	(11,143)
Net Property, Plant and Equipment	41,387	40,064
NONCURRENT ASSETS
Regulatory Assets	6,457	6,125
Operating Lease Right-of-Use Assets	149	162
Long-Term Investments	243	263
Nuclear Decommissioning Trust (NDT) Fund	2,883	2,670
Long-Term Receivable of Variable Interest Entity (VIE)	564	558
Rabbi Trust Fund	164	165
Derivative Contracts	5	51
Other	382	347
Total Noncurrent Assets	10,847	10,341
TOTAL ASSETS	$56,913	$54,640

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2025	December 31, 2024
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$875	$2,150
Commercial Paper and Loans	829	1,593
Accounts Payable	1,308	1,136
Derivative Contracts	23	5
Accrued Interest	252	219
Accrued Taxes	106	10
Clean Energy Program	186	145
Obligation to Return Cash Collateral	99	93
Regulatory Liabilities	605	555
Other	726	599
Total Current Liabilities	5,009	6,505
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	7,724	7,248
Regulatory Liabilities	2,076	2,271
Operating Leases	138	153
Asset Retirement Obligations	1,384	1,500
OPEB Costs	265	292
OPEB Costs of Servco	530	510
Accrued Pension Costs	487	488
Accrued Pension Costs of Servco	17	31
Environmental Costs	229	225
Derivative Contracts	6	4
Long-Term Accrued Taxes	149	130
Other	224	205
Total Noncurrent Liabilities	13,229	13,057
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	21,666	18,964
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2025 and 2024—534 shares	5,045	5,057
Treasury Stock, at cost, 2025 and 2024—35 and 36 shares, respectively	(1,370)	(1,403)
Retained Earnings	13,446	12,593
Accumulated Other Comprehensive Loss	(112)	(133)
Total Stockholders’ Equity	17,009	16,114
Total Capitalization	38,675	35,078
TOTAL LIABILITIES AND CAPITALIZATION	$56,913	$54,640

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,796	$1,486
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	939	874
Amortization of Nuclear Fuel	154	145
Provision for Deferred Income Taxes and ITC	63	283
Non-Cash Employee Benefit Plan (Credits) Costs	57	56
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(40)	76
Cost of Removal	(117)	(137)
Energy Efficiency Programs Regulatory Expenditures	(504)	(393)
Amortization of Energy Efficiency Programs Regulatory Expenditures	122	90
Net Change in Other Regulatory Assets and Liabilities	148	(81)
Net (Gains) Losses and (Income) Expense from NDT Fund	(224)	(242)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	(8)	(138)
Prepayments	(98)	(134)
Accrued Taxes	96	7
Cash Collateral	137	(3)
Other Current Assets and Liabilities	27	(99)
Employee Benefit Plan Funding and Related Payments	(37)	(41)
Other	66	17
Net Cash Provided By (Used In) Operating Activities	2,577	1,766
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,143)	(2,402)
Proceeds from Sales of Trust Investments	1,073	1,256
Purchases of Trust Investments	(1,061)	(1,294)
Other	71	77
Net Cash Provided By (Used In) Investing Activities	(2,060)	(2,363)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(764)	98
Repayment of Short-Term Loans	—	(500)
Issuance of Long-Term Debt	3,600	3,350
Repayment of Long-Term Debt	(2,150)	(1,250)
Cash Dividends Paid on Common Stock	(943)	(897)
Other	(54)	(75)
Net Cash Provided By (Used In) Financing Activities	(311)	726
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	206	129
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	154	99
Cash, Cash Equivalents and Restricted Cash at End of Period	$360	$228
Supplemental Disclosure of Cash Flow Information:
Net Income Taxes Paid (Received)	$5	$27
Interest Paid, Net of Amounts Capitalized	$691	$565
Accrued Property, Plant and Equipment Expenditures	$563	$508

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions

(Unaudited)

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of June 30, 2025	534	$5,029	(35)	$(1,373)	$13,138	$(123)	$16,671
Net Income	—	—	—	—	622	—	622
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(8)	—	—	—	—	—	11	11
Comprehensive Income							633
Cash Dividends at $0.63 per share on Common Stock	—	—	—	—	(314)	—	(314)
Other	—	16	—	3	—	—	19
Balance as of September 30, 2025	534	$5,045	(35)	$(1,370)	$13,446	$(112)	$17,009

Balance as of June 30, 2024	534	$5,020	(36)	$(1,408)	$12,385	$(173)	$15,824
Net Income	—	—	—	—	520	—	520
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(22)	—	—	—	—	—	31	31
Comprehensive Income							551
Cash Dividends at $0.60 per share on Common Stock	—	—	—	—	(299)	—	(299)
Other	—	16	—	3	—	—	19
Balance as of September 30, 2024	534	$5,036	(36)	$(1,405)	$12,606	$(142)	$16,095

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of December 31, 2024	534	$5,057	(36)	$(1,403)	$12,593	$(133)	$16,114
Net Income	—	—	—	—	1,796	—	1,796
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(17)	—	—	—	—	—	21	21
Comprehensive Income							1,817
Cash Dividends at $1.89 per share on Common Stock	—	—	—	—	(943)	—	(943)
Other	—	(12)	1	33	—	—	21
Balance as of September 30, 2025	534	$5,045	(35)	$(1,370)	$13,446	$(112)	$17,009

Balance as of December 31, 2023	534	$5,018	(36)	$(1,379)	$12,017	$(179)	$15,477
Net Income	—	—	—	—	1,486	—	1,486
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(20)	—	—	—	—	—	37	37
Comprehensive Income							1,523
Cash Dividends at $1.80 per share on Common Stock	—	—	—	—	(897)	—	(897)
Other	—	18	—	(26)	—	—	(8)
Balance as of September 30, 2024	534	$5,036	(36)	$(1,405)	$12,606	$(142)	$16,095

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
OPERATING REVENUES	$2,535	$2,139	$7,230	$6,335
OPERATING EXPENSES
Energy Costs	1,013	839	2,867	2,450
Operation and Maintenance	543	464	1,623	1,395
Depreciation and Amortization	277	254	832	758
Total Operating Expenses	1,833	1,557	5,322	4,603
OPERATING INCOME	702	582	1,908	1,732
Net Other Income (Deductions)	16	18	48	50
Net Non-Operating Pension and OPEB Credits (Costs)	17	20	52	58
Interest Expense	(162)	(151)	(480)	(430)
INCOME BEFORE INCOME TAXES	573	469	1,528	1,410
Income Tax Expense	(58)	(90)	(135)	(241)
NET INCOME	$515	$379	$1,393	$1,169

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NET INCOME	$515	$379	$1,393	$1,169
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for the three and nine months ended 2025 and 2024	1	1	1	1
COMPREHENSIVE INCOME	$516	$380	$1,394	$1,170

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$273	$79
Accounts Receivable, net of allowance of $232 in 2025 and $210 in 2024	1,334	1,189
Unbilled Revenues, net of allowance of $4 in 2025 and $5 in 2024	225	313
Materials and Supplies, net	618	642
Prepayments	150	28
Regulatory Assets	639	516
Other	25	15
Total Current Assets	3,264	2,782
PROPERTY, PLANT AND EQUIPMENT	47,996	46,198
Less: Accumulated Depreciation and Amortization	(9,616)	(9,160)
Net Property, Plant and Equipment	38,380	37,038
NONCURRENT ASSETS
Regulatory Assets	6,457	6,125
Operating Lease Right-of-Use Assets	89	93
Long-Term Investments	77	90
Rabbi Trust Fund	30	30
Other	221	206
Total Noncurrent Assets	6,874	6,544
TOTAL ASSETS	$48,518	$46,364

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2025	December 31, 2024
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$875	$350
Commercial Paper and Loans	—	444
Accounts Payable	817	704
Accounts Payable—Affiliated Companies	340	362
Accrued Interest	136	174
Clean Energy Program	186	145
Obligation to Return Cash Collateral	99	93
Regulatory Liabilities	605	555
Other	279	371
Total Current Liabilities	3,337	3,198
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	6,819	6,477
Regulatory Liabilities	2,076	2,271
Operating Leases	77	83
Asset Retirement Obligations	464	457
OPEB Costs	141	164
Accrued Pension Costs	302	305
Environmental Costs	166	159
Other	182	157
Total Noncurrent Liabilities	10,227	10,073
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	15,115	14,648
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2025 and 2024—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	16,794	15,401
Accumulated Other Comprehensive Loss	(3)	(4)
Total Stockholder’s Equity	19,839	18,445
Total Capitalization	34,954	33,093
TOTAL LIABILITIES AND CAPITALIZATION	$48,518	$46,364

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,393	$1,169
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	832	758
Provision for Deferred Income Taxes and ITC	(60)	297
Non-Cash Employee Benefit Plan (Credits) Costs	32	31
Cost of Removal	(117)	(137)
Energy Efficiency Programs Regulatory Expenditures	(504)	(393)
Amortization of Energy Efficiency Programs Regulatory Expenditures	122	90
Net Change in Other Regulatory Assets and Liabilities	148	(81)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(62)	31
Materials and Supplies	24	(124)
Prepayments	(122)	(82)
Accounts Payable	26	(51)
Accounts Receivable/Payable—Affiliated Companies, net	(54)	(231)
Other Current Assets and Liabilities	(95)	(86)
Employee Benefit Plan Funding and Related Payments	(23)	(26)
Other	(12)	(46)
Net Cash Provided By (Used In) Operating Activities	1,528	1,119
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,893)	(2,157)
Proceeds from Sales of Trust Investments	4	4
Purchases of Trust Investments	(3)	(3)
Other	15	22
Net Cash Provided By (Used In) Investing Activities	(1,877)	(2,134)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(444)	(425)
Issuance of Long-Term Debt	1,350	2,100
Repayment of Long-Term Debt	(350)	(500)
Other	(16)	(25)
Net Cash Provided By (Used In) Financing Activities	540	1,150
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	191	135
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	108	75
Cash, Cash Equivalents and Restricted Cash at End of Period	$299	$210
Supplemental Disclosure of Cash Flow Information:
Net Income Taxes Paid (Received)	$(7)	$39
Interest Paid, Net of Amounts Capitalized	$505	$413
Accrued Property, Plant and Equipment Expenditures	$373	$378

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Millions

(Unaudited)

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2025	$892	$2,156	$16,279	$(4)	$19,323
Net Income	—	—	515	—	515
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					516
Balance as of September 30, 2025	$892	$2,156	$16,794	$(3)	$19,839

Balance as of June 30, 2024	$892	$2,156	$14,794	$(4)	$17,838
Net Income	—	—	379	—	379
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					380
Balance as of September 30, 2024	$892	$2,156	$15,173	$(3)	$18,218

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2024	$892	$2,156	$15,401	$(4)	$18,445
Net Income	—	—	1,393	—	1,393
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					1,394
Balance as of September 30, 2025	$892	$2,156	$16,794	$(3)	$19,839

Balance as of December 31, 2023	$892	$2,156	$14,004	$(4)	$17,048
Net Income	—	—	1,169	—	1,169
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					1,170
Balance as of September 30, 2024	$892	$2,156	$15,173	$(3)	$18,218

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2024) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025. Restricted cash consists primarily of deposits received related to construction projects at PSE&G.

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of September 30, 2025
Cash and Cash Equivalents	$273	$61	$334
Restricted Cash in Other Current Assets	5	—	5
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$299	$61	$360

As of December 31, 2024
Cash and Cash Equivalents	$79	$46	$125
Restricted Cash in Other Current Assets	8	—	8
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$108	$46	$154

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

In February 2022, the NRC issued an order related to its review of the subsequent license renewal (SLR) application for the Peach Bottom nuclear units which concluded that the previous environmental review required by the National Environmental Policy Act (NEPA) was incomplete because it did not adequately address environmental impacts resulting from extending the units' licenses by 20 years and changed the expiration dates for the licenses back to 2033 and 2034, until the completion of the NEPA analysis. The NEPA analysis is now complete and, in September 2025, the NRC reinstated the 2053 and 2054 license expiration dates for the Peach Bottom units.

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

PSEG LI Contract—PSEG LI has a contract with LIPA which generates revenues. PSEG LI’s subsidiary, Long Island Electric Utility Servco, LLC (Servco) records costs which are recovered from LIPA and records the recovery of those costs as revenues when Servco is a principal in the transaction. In September 2025, the LIPA board of trustees approved a five-year extension of the contract. See Amended OSA below for further information.

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

Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2025
Revenues from Contracts with Customers
Electric Distribution	$1,811	$—	$—	$1,811
Gas Distribution	161	—	—	161
Transmission	449	—	—	449
Electricity and Related Product Sales
Third-Party Sales	—	379	—	379
Sales to Affiliates	—	(1)	1	—
Gas Sales
Third-Party Sales	—	68	—	68
Sales to Affiliates	—	58	(58)	—
Other Revenues from Contracts with Customers (B)	92	194	(1)	285
Total Revenues from Contracts with Customers	2,513	698	(58)	3,153
Revenues Unrelated to Contracts with Customers (C)	22	51	—	73
Total Operating Revenues	$2,535	$749	$(58)	$3,226

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2025
Revenues from Contracts with Customers
Electric Distribution	$3,929	$—	$—	$3,929
Gas Distribution	1,621	—	—	1,621
Transmission	1,331	—	—	1,331
Electricity and Related Product Sales
Third-Party Sales	—	1,135	—	1,135
Sales to Affiliates	—	47	(47)	—
Gas Sales
Third-Party Sales	—	252	—	252
Sales to Affiliates	—	687	(687)	—
Other Revenues from Contracts with Customers (B)	280	556	(4)	832
Total Revenues from Contracts with Customers	7,161	2,677	(738)	9,100
Revenues Unrelated to Contracts with Customers (C)	69	84	—	153
Total Operating Revenues	$7,230	$2,761	$(738)	$9,253

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2024
Revenues from Contracts with Customers
Electric Distribution	$1,406	$—	$—	$1,406
Gas Distribution	162	—	—	162
Transmission	441	—	—	441
Electricity and Related Product Sales
Third-Party Sales	—	206	—	206
Sales to Affiliates	—	31	(31)	—
Gas Sales
Third-Party Sales	—	45	—	45
Sales to Affiliates	—	48	(48)	—
Other Revenues from Contracts with Customers (B)	87	181	(1)	267
Total Revenues from Contracts with Customers	2,096	511	(80)	2,527
Revenues Unrelated to Contracts with Customers (C)	43	72	—	115
Total Operating Revenues	$2,139	$583	$(80)	$2,642

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2024
Revenues from Contracts with Customers
Electric Distribution	$3,170	$—	$—	$3,170
Gas Distribution	1,385	—	—	1,385
Transmission	1,313	—	—	1,313
Electricity and Related Product Sales
Third-Party Sales	—	605	—	605
Sales to Affiliates	—	87	(87)	—
Gas Sales
Third-Party Sales	—	155	—	155
Sales to Affiliates	—	559	(559)	—
Other Revenues from Contracts with Customers (B)	263	524	(4)	783
Total Revenues from Contracts with Customers	6,131	1,930	(650)	7,411
Revenues Unrelated to Contracts with Customers (C)	204	210	—	414
Total Operating Revenues	$6,335	$2,140	$(650)	$7,825

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

Contract Balances

PSE&G

PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of September 30, 2025 and December 31, 2024. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. The allowance for credit losses represented approximately 13% of accounts receivable (including unbilled revenues) as of September 30, 2025 and December 31, 2024, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three and nine months ended September 30, 2025 and 2024:

	2025	2024
	Millions
Balance as of June 30	$226	$253
Utility Customer and Other Accounts
Provision	41	20
Write-offs, net of Recoveries of $13 million and $10 million in 2025 and 2024, respectively	(31)	(35)
Balance as of September 30	$236	$238

	2025	2024
	Millions
Balance as of Beginning of Year	$215	$283
Utility Customer and Other Accounts
Provision	100	65
Write-offs, net of Recoveries of $32 million and $24 million in 2025 and 2024, respectively	(79)	(110)
Balance as of End of Period	$236	$238

PSEG Power & Other

PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of September 30, 2025 and December 31, 2024.

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

PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of September 30, 2025 or December 31, 2024. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.

PSEG LI did not have any material contract balances as of September 30, 2025 and December 31, 2024.

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

Amended OSA—In April 2022, PSEG LI entered into an amended OSA with LIPA. The OSA remains a 12-year services contract ending on December 31, 2025 with annual fixed and variable components. The fixed fee for the provision of services thereunder in 2025 is approximately $45 million and is updated each year based on the change in the Consumer Price Index. In September 2025, the LIPA board of trustees approved a five-year extension of the contract, which was approved by the New York State Attorney General in October 2025. The contract extension will also need to be approved by the New York State Comptroller. A competitor in the RFP process has filed litigation against LIPA challenging the contract bidding process. The outcome of this litigation is uncertain.

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

For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $167 million and $157 million for the three months ended September 30, 2025 and 2024, respectively, and $474 million and $449 million for the nine months ended September 30, 2025 and 2024, respectively, of O&M expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

Note 4. Rate Filings

In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU or FERC by PSE&G are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BGSS— In April 2025, the BPU gave final approval to PSE&G’s BGSS rate of approximately 33 cents per therm, which was effective October 1, 2024.

In May 2025, PSE&G made its annual filing with the BPU requesting an increase to its BGSS rate to approximately 36 cents per therm, effective October 1, 2025. This matter is pending.

Under BGSS Orders issued by the BPU, New Jersey gas distribution companies (GDCs) may self-implement a rate increase resulting in no more than a 5% bill increase effective December 1 of the current year, and February 1 of the following year, with one month’s advance notice to the BPU and New Jersey Rate Counsel, and implement a decrease in its BGSS rate at any time during the year upon five days’ notice to the BPU and New Jersey Rate Counsel. In October 2025, PSE&G filed notice to the BPU that it will self-implement a BGSS increase from approximately 33 cents per therm to approximately 36 cents per therm effective December 1, 2025, resulting in an approximate 3% bill increase.

Clean Energy Future-Electric Vehicles (CEF-EV)— In October 2025, PSE&G filed a cost recovery petition to recover $9 million annually in electric base rates effective April 1, 2026. This filing requests the return on and of investment for CEF-EV electric investments expected to be placed in service through December 31, 2025. This matter is pending.

CIP— In February 2025, the BPU gave final approval to provisional electric CIP rates which were effective August 1, 2024.

In May 2025, the BPU gave final approval to the provisional gas CIP rates which were effective October 1, 2024.

In May 2025, PSE&G filed its next annual gas CIP petition seeking BPU approval to recover estimated deficient gas revenues of approximately $97 million based on the 12-month period ending September 2025. This matter is pending.

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

In October 2025, PSE&G filed an IAP cost recovery petition seeking BPU approval to recover in electric and gas base rates an annual revenue increase of $14 million and $4 million, respectively, effective April 1, 2026. This increase represents the return of and on IAP investments in service through December 31, 2025. This matter is pending.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Remediation Adjustment Charge (RAC)— In January 2025, the BPU approved PSE&G’s RAC 30 petition approving recovery of approximately $56 million of net MGP expenditures incurred from August 1, 2021 through July 31, 2022, with new rates effective February 15, 2025.

Tax Adjustment Credit (TAC)— In October 2025, PSE&G made its annual 2025 TAC filing request to increase annual electric and gas revenues by approximately $15 million and $10 million, respectively. This matter is pending.

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

In October 2025, PSE&G filed its annual transmission formula rate update with FERC, which will result in an approximate $82 million increase in its annual transmission revenue effective January 1, 2026, subject to true-up.

ZEC Program— In August 2025, the BPU approved the final ZEC price of $10 per MWh for the Energy Year ended May 31, 2025. As a result, PSE&G purchased approximately $164 million of ZECs including interest, from the eligible nuclear plants selected by the BPU with the final payment made in August 2025. As a result of the collections and required ZEC payments, there were overcollected revenues totaling $5.5 million, including interest. In September 2025, PSE&G filed a petition with the BPU to refund the overcollection to customers in 2026. This matter is pending.

Note 5. Financing Receivables

PSE&G

PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducted a comprehensive credit review for all borrowers. As of September 30, 2025, none of the solar loans were impaired; however, in the event a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III.

The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of
Outstanding Loans by Class of Customers	September 30, 2025	December 31, 2024
	Millions
Commercial/Industrial	$22	$38
Residential	1	2
Total	23	40
Current Portion (included in Accounts Receivable)	(12)	(17)
Noncurrent Portion (included in Long-Term Investments)	$11	$23

The solar loans originated under the remaining Solar Loan Programs are comprised as follows:

Programs	Balance as of September 30, 2025	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan II	$11	prior to 2015	10 years	15 years
Solar Loan III	12	prior to 2022	10 years	10 years
Total	$23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The average life of loans paid in full is 8 years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of September 30, 2025 and have an average remaining life of approximately 2 years. There are no remaining residential loans outstanding under the Solar Loan I and II programs and less than $1 million of commercial loans outstanding under the Solar Loan I program.

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

Leveraged leases outstanding as of September 30, 2025 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investments as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025	December 31, 2024
	Millions
Lease Receivables (net of Non-Recourse Debt)	$178	$200
Estimated Residual Value of Leased Assets	—	—
Total Investment in Rental Receivables	178	200
Unearned and Deferred Income	(42)	(50)
Gross Investments in Leases	136	150
Deferred Tax Liabilities	(30)	(33)
Net Investments in Leases	$106	$117

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties' Standard & Poor's (S&P) Credit Rating as of September 30, 2025	As of September 30, 2025
Millions
AA	$6
A-	149
BBB+	23
Total	$178

PSEG recorded no credit losses for the leveraged leases existing on September 30, 2025. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following tables show the amortized costs basis, gross unrealized gains and losses and fair values for the securities held in the NDT Fund.

	As of September 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$513	$407	$(8)	$912
International	432	171	(9)	594
Total Equity Securities	945	578	(17)	1,506
Available-for-Sale Debt Securities
Government	849	5	(69)	785
Corporate	578	9	(19)	568
Total Available-for-Sale Debt Securities	1,427	14	(88)	1,353
Total NDT Fund Investments (A)	$2,372	$592	$(105)	$2,859

(A)
The NDT Fund Investments table excludes cash and foreign currency of $24 million as of September 30, 2025, which is part of the NDT Fund.

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$508	$393	$(9)	$892
International	419	98	(29)	488
Total Equity Securities	927	491	(38)	1,380
Available-for-Sale Debt Securities
Government	853	1	(91)	763
Corporate	531	3	(31)	503
Total Available-for-Sale Debt Securities	1,384	4	(122)	1,266
Total NDT Fund Investments (A)	$2,311	$495	$(160)	$2,646

(A)
The NDT Fund Investments table excludes cash and foreign currency of $24 million as of December 31, 2024, which is part of the NDT Fund.

Net unrealized gains (losses) on debt securities of $(43) million (after-tax) were included in Accumulated Other Comprehensive Loss (AOCL) on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2025. The portion of net unrealized gains (losses) recognized in the third quarter and first nine months of 2025 related to equity securities still held as of September 30, 2025 was $58 million and $162 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2025	December 31, 2024
	Millions
Accounts Receivable	$21	$18
Accounts Payable	$16	$5

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2025				As of December 31, 2024
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$92	$(5)	$4	$(3)	$73	$(8)	$4	$(1)
International	62	(4)	21	(5)	126	(19)	22	(10)
Total Equity Securities	154	(9)	25	(8)	199	(27)	26	(11)
Available-for-Sale Debt Securities
Government (B)	40	(1)	405	(68)	295	(7)	382	(84)
Corporate (C)	32	—	185	(19)	119	(2)	227	(29)
Total Available-for-Sale Debt Securities	72	(1)	590	(87)	414	(9)	609	(113)
NDT Trust Investments	$226	$(10)	$615	$(95)	$613	$(36)	$635	$(124)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	Millions
Proceeds from NDT Fund Sales	$335	$432	$1,050	$1,231
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$36	$30	$125	$107
Gross Realized Losses	(13)	(12)	(68)	(43)
Net Realized Gains (Losses) on NDT Fund (A)	23	18	57	64
Net Unrealized Gains (Losses) on Equity Securities	39	70	108	125
Net Gains (Losses) on NDT Fund Investments	$62	$88	$165	$189

(A)
The cost of these securities was determined on the basis of specific identification.

The NDT Fund debt securities held as of September 30, 2025 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$26
1 - 5 years	361
6 - 10 years	244
11 - 15 years	69
16 - 20 years	108
Over 20 years	545
Total NDT Available-for-Sale Debt Securities	$1,353

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables show the amortized cost basis, gross unrealized gains and losses and fair values for the securities held in the Rabbi Trust.

	As of September 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$10	$—	$18
Available-for-Sale Debt Securities
Government	104	—	(19)	85
Corporate	69	—	(8)	61
Total Available-for-Sale Debt Securities	173	—	(27)	146
Total Rabbi Trust Investments	$181	$10	$(27)	$164

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	105	—	(22)	83
Corporate	76	—	(11)	65
Total Available-for-Sale Debt Securities	181	—	(33)	148
Total Rabbi Trust Investments	$189	$9	$(33)	$165

Net unrealized gains (losses) on debt securities of $(19) million (after-tax) were included in AOCL on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2025. The portion of net unrealized gains (losses) recognized during both the third quarter and first nine months of 2025 related to equity securities still held as of September 30, 2025 was approximately $1 million.

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts were immaterial as of September 30, 2025 and December 31, 2024.

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2025				As of December 31, 2024
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$—	$—	$69	$(19)	$10	$—	$71	$(22)
Corporate (B)	3	—	44	(8)	11	—	49	(11)
Total Available-for-Sale Debt Securities	3	—	113	(27)	21	—	120	(33)
Rabbi Trust Investments	$3	$—	$113	$(27)	$21	$—	$120	$(33)

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

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	Millions
Proceeds from Rabbi Trust Sales	$7	$10	$23	$25
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$—	$1	$2
Gross Realized Losses	(1)	—	(2)	(1)
Net Realized Gains (Losses) on Rabbi Trust (A)	—	—	(1)	1
Net Unrealized Gains (Losses) on Equity Securities	—	1	1	1
Net Gains (Losses) on Rabbi Trust Investments	$—	$1	$—	$2

(A)
The cost of these securities was determined on the basis of specific identification.

The Rabbi Trust debt securities held as of September 30, 2025 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$5
1 - 5 years	29
6 - 10 years	19
11 - 15 years	12
16 - 20 years	15
Over 20 years	66
Total Rabbi Trust Available-for-Sale Debt Securities	$146

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

The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of	As of
	September 30, 2025	December 31, 2024
	Millions
PSE&G	$30	$30
PSEG Power & Other	134	135
Total Rabbi Trust Investments	$164	$165

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

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	Millions
Components of Net Periodic Benefit Costs (Credits)
Service Cost (included in O&M Expense)	$22	$24	$—	$1	$66	$71	$1	$2
Non-Service Components of Pension and OPEB Costs (Credits)
Interest Cost	57	57	9	9	173	169	27	28
Expected Return on Plan Assets	(77)	(80)	(8)	(9)	(231)	(241)	(25)	(26)
Amortization of Net
Prior Service Costs	—	—	1	—	—	—	2	1
Actuarial Loss (Gain)	16	17	(1)	—	47	53	(3)	(1)
Non-Service Components of Pension and OPEB Costs (Credits)	(4)	(6)	1	—	(11)	(19)	1	2
Total Net Periodic Benefit Costs (Credits)	$18	$18	$1	$1	$55	$52	$2	$4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pension and OPEB costs (credits) for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	Millions
PSE&G	$11	$11	$(1)	$—	$35	$32	$(3)	$(1)
PSEG Power & Other	7	7	2	1	20	20	5	5
Total Net Periodic Benefit Costs (Credits)	$18	$18	$1	$1	$55	$52	$2	$4

PSEG has contributed $5 million to its OPEB plan and may choose to contribute up to $100 million to its pension plans in 2025. Internal Revenue Service (IRS) minimum funding requirements for pension plans are determined based on the fund’s assets and liabilities at the end of a calendar year for the subsequent calendar year.

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

Servco amounts are not included in any of the preceding pension and OPEB cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco has contributed $23 million into its pension plan in 2025. Servco’s pension-related revenues and costs were $11 million and $12 million for the three months ended September 30, 2025 and 2024, respectively, and $23 million and $25 million for the nine months ended September 30, 2025 and 2024, respectively. The OPEB-related revenues earned and costs incurred were $4 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $11 million and $10 million for the nine months ended September 30, 2025 and 2024, respectively.

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

PSEG Power also routinely enters into futures and options transactions primarily for electricity as part of its operations and for natural gas from time to time. These futures contracts usually require a cash margin deposit with brokers, which can change based on market movement and in accordance with exchange rules.

In addition to the guarantees discussed above, PSEG Power has also provided payment guarantees to third parties and regulatory authorities on behalf of its affiliated companies. These guarantees support various other non-commodity related obligations.

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2025 and December 31, 2024.

	As of	As of
	September 30, 2025	December 31, 2024
	Millions
Face Value of Outstanding Guarantees	$1,019	$1,272
Exposure under Current Guarantees	$57	$47

Letters of Credit - Counterparty Margining Posted	$19	$4
Letters of Credit - Counterparty Margining Received	$23	$24

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$—	$(1)
Net Broker Balance Deposited (Received)	$107	$245

Additional Amounts Posted
Other Letters of Credit	$232	$155

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

The EPA finalized and received court approval of a settlement with 82 parties who have agreed to pay $150 million to resolve their LPRSA CERCLA liability, in whole or in part. This settlement is being appealed. PSE&G and PSEG Power are not included in the settlement, but the EPA sent PSE&G, Occidental, and several other Potentially Responsible Parties (PRPs) a letter in March 2022 inviting them to submit to the EPA individually or jointly an offer to fund or participate in the next stages of the remediation. PSEG submitted a good faith offer to the EPA in June 2022 on behalf of PSE&G and PSEG Power. PSEG understands that the EPA is evaluating its offer.

As of September 30, 2025, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Hackensack River

EPA has designated approximately 23 river miles of the Lower Hackensack River as a federal Superfund site. The site runs from the river's confluence with Newark Bay north to the Oradell Dam. PSE&G and certain of its predecessors conducted operations at properties in this area, including at the Hudson, Bergen and Kearny generating stations that were transferred to PSEG Power. PSEG Power subsequently contractually transferred all land rights and structures on the Hudson generating station site to a third-party purchaser, along with the assumption of the environmental liabilities for that site.

In 2024, the EPA identified PSE&G and four other parties as PRPs for the site and requested that they voluntarily perform a technical study of a portion of the Lower Hackensack River designated as “Operable Unit 2.” PSE&G and PSEG Power have agreed to participate in the technical study. PSE&G and PSEG Power do not believe participation in the technical study will have a material impact on their results of operations and financial condition; however, future costs related to this matter could be material.

In September 2025, the EPA identified PSE&G and three other parties as PRPs for a new portion of the Lower Hackensack River. EPA requested the PRPs voluntarily perform a technical study for this incremental portion designated as “Operable Unit 3.” PSE&G and PSEG Power are considering the EPA’s request. We cannot predict the outcome of this matter.

MGP Remediation Program

PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $186 million and $203 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $186 million as of September 30, 2025. Of this amount, $24 million was recorded in Other Current Liabilities and $162 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $186 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Clean Water Act (CWA) Section 316(b) Rule

The EPA’s CWA Section 316(b) rule establishes requirements for the design and operation of cooling water intake structures at existing power plants and industrial facilities with a design flow of more than two million gallons of water per day.

In June 2016, the NJDEP issued a final New Jersey Pollutant Discharge Elimination System permit for Salem. In July 2016, the Delaware Riverkeeper Network (Riverkeeper) filed an administrative hearing request challenging certain conditions of the permit, including the NJDEP’s application of the 316(b) rule. In November 2024, Riverkeeper’s administrative hearing request was denied by an Administrative Law Judge. The NJDEP Commissioner has adopted the Administrative Law Judge’s decision to deny the request.

Basic Generation Service (BGS), BGSS and ZECs

Each year, PSE&G obtains its electric supply requirements through annual New Jersey BGS auctions for two categories of customers that choose not to purchase electric supply from third-party suppliers. The first category is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold (BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreements with the winners of these RSCP and CIEP BGS auctions to purchase BGS for PSE&G’s load requirements. The winners of the RSCP and CIEP auctions are responsible for fulfilling all the requirements of a PJM load-serving entity including the provision of capacity, energy, ancillary services and any other services required by PJM. As such, prices set through these auctions are impacted by FERC-approved prices set in the PJM capacity auctions, which significantly increased for the 2025/2026 auction year. See Note 2. Revenues for additional information. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.

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

Pursuant to a process established by the BPU, New Jersey EDCs, including PSE&G, were required to purchase ZECs from eligible nuclear plants selected by the BPU. In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period from June 2022 through May 2025. PSE&G purchased the ZECs on a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

monthly basis with payment to be made annually following completion of each energy year. The ZEC program ended effective June 1, 2025, and the final ZEC payment from PSE&G to PSEG Power settled in August 2025.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 9. Debt and Credit Facilities

Long-Term Debt Financing Transactions

The following long-term debt transactions occurred in the nine months ended September 30, 2025:

PSEG

•
issued $600 million of 4.90% Senior Notes due March 2030,
•
issued $400 million of 5.40% Senior Notes due March 2035, and
•
retired $550 million of 0.80% Senior Notes at maturity.

PSE&G

•
issued $400 million of 5.05% Secured Medium-Term Notes, Series Q, due March 2035,
•
issued $500 million of 5.50% Secured Medium-Term Notes, Series Q, due March 2055,
•
issued $450 million of 4.90% Secured Medium-Term Notes, Series Q, due August 2035, and
•
retired $350 million of 3.00% Secured Medium-Term Notes, Series K at maturity.

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

The commitments under the $3.8 billion credit facilities are provided by a diverse bank group. As of September 30, 2025, the total available credit capacity was $3.3 billion. In March 2025, PSEG, PSEG Power, and PSE&G executed a one year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2029, and PSEG Power amended certain provisions in the Master Credit Facility including removal of subsidiary guarantees of PSEG Power. The PSEG Power letter of credit facilities and term loans were also amended to be consistent with the Master Credit Facility, and the $150 million uncommitted credit facility at a subsidiary of PSEG Power was terminated.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2025, no single institution represented more than 9% of the total commitments in the credit facilities.

As of September 30, 2025, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.

Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

The total committed credit facilities and available liquidity as of September 30, 2025 were as follows:

	As of September 30, 2025
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$444	$1,056	Mar 2029	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$444	$1,056
PSE&G
Revolving Credit Facility	$1,000	$25	$975	Mar 2029	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$25	$975
PSEG Power
Revolving Credit Facility (A)	$1,250	$37	$1,213	Mar 2029	Funding/Letters of Credit
Letter of Credit Facility	75	45	30	Apr 2026	Letters of Credit
Total PSEG Power	$1,325	$82	$1,243
Total (C)	$3,825	$551	$3,274

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
(B)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of September 30, 2025, PSEG had $429 million outstanding commercial paper at a weighted average interest rate of 4.51% and PSE&G had no outstanding commercial paper.
(C)
Amounts do not include uncommitted credit facilities or 364-day term loans, if any apply.

PSEG Power has uncommitted credit facilities totaling $275 million, which can be utilized for letters of credit. As of September 30, 2025, PSEG Power had $166 million in letters of credit outstanding under these uncommitted credit facilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Through the third quarter of 2025, PSEG entered into interest rate hedges to fix the interest rate for a portion of the anticipated financing plan for PSEG. As of September 30, 2025, the fair value of these interest rate hedges was immaterial.

The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate hedges designated as cash flow hedges was $22 million and $36 million as of September 30, 2025 and December 31, 2024, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are $4 million.

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

Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2025 and December 31, 2024. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of September 30, 2025
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$733	$(718)	$15	$15
Noncurrent Assets	—	617	(612)	5	5
Total Mark-to-Market Derivative Assets	$—	$1,350	$(1,330)	$20	$20
Derivative Contracts
Current Liabilities	$—	$(772)	$749	$(23)	$(23)
Noncurrent Liabilities	(1)	(649)	644	(5)	(6)
Total Mark-to-Market Derivative (Liabilities)	$(1)	$(1,421)	$1,393	$(28)	$(29)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(1)	$(71)	$63	$(8)	$(9)

	As of December 31, 2024
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$403	$(370)	$33	$33
Noncurrent Assets	32	375	(356)	19	51
Total Mark-to-Market Derivative Assets	$32	$778	$(726)	$52	$84
Derivative Contracts
Current Liabilities	$—	$(448)	$443	$(5)	$(5)
Noncurrent Liabilities	—	(408)	404	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$—	$(856)	$847	$(9)	$(9)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$32	$(78)	$121	$43	$75

(A)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, PSEG Power had net cash collateral (receipts) payments to counterparties of $107 million and $244 million, respectively. Of these net cash collateral (receipts) payments, $63 million as of September 30, 2025 and $121 million as of December 31, 2024 were netted against the corresponding net derivative contract positions. Of the $63 million as of September 30, 2025, $31 million was netted against current liabilities and $32 million against noncurrent liabilities. Of the $121 million as of December 31, 2024, $73 million was netted against current liabilities and $48 million against noncurrent liabilities.

Certain of PSEG Power’s derivative instruments contain provisions that require PSEG Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG Power’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

credit risk-related contingent features stipulate that if PSEG Power were to be downgraded to a below investment grade rating by S&P or Moody’s, it would be required to provide additional collateral. A below investment grade credit rating for PSEG Power would represent a two level downgrade from its current Moody’s and S&P ratings. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. PSEG Power may also enter into commodity transactions on the New York Mercantile Exchange (NYMEX), Nodal Exchange (Nodal) and Intercontinental Exchange (ICE). The NYMEX, Nodal and ICE clearing houses act as counterparties to each trade. Transactions on the NYMEX, Nodal and ICE must adhere to comprehensive collateral and margin requirements.

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX, Nodal and ICE that are fully collateralized) was $51 million as of September 30, 2025 and $17 million as of December 31, 2024. As of September 30, 2025 and December 31, 2024, PSEG Power had the contractual right of offset of $27 million and $11 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $24 million and $6 million as of September 30, 2025 and December 31, 2024, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

The following shows the effect on the Condensed Consolidated Statements of Operations and on AOCL of derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2025 and 2024:

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
Derivatives in Cash Flow	September 30,			September 30,
Hedging Relationships	2025	2024		2025	2024
	Millions			Millions
PSEG
Interest Rate Derivatives	$—	$(6)	Interest Expense	$1	$4
Total PSEG	$—	$(6)		$1	$4

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Nine Months Ended			Nine Months Ended
Derivatives in Cash Flow	September 30,			September 30,
Hedging Relationships	2025	2024		2025	2024
	Millions			Millions
PSEG
Interest Rate Derivatives	$(16)	$24	Interest Expense	$3	$11
Total PSEG	$(16)	$24		$3	$11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2025 and 2024, the amount of gain on interest rate hedges reclassified from AOCL into income was $2 million and $8 million after-tax, respectively.

The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2023	$4	$3
Gain Recognized in AOCL	59	42
Less: Gain Reclassified into Income	(13)	(9)
Balance as of December 31, 2024	$50	$36
Loss Recognized in AOCL	(16)	(12)
Less: Gain Reclassified into Income	(3)	(2)
Balance as of September 30, 2025	$31	$22

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three and nine months ended September 30, 2025 and 2024, respectively. PSEG Power’s derivative contracts reflected in this table primarily includes contracts to hedge the purchase and sale of electricity and natural gas.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2025	2024	2025	2024
		Millions
Energy-Related Contracts	Operating Revenues	$34	$56	$26	$133
Energy-Related Contracts	Energy Costs	2	—	(1)	—
Total		$36	$56	$25	$133

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of September 30, 2025 and December 31, 2024.

		As of	As of
Type	Notional	September 30, 2025	December 31, 2024
		Millions
Natural Gas	Dekatherm (Dth)	68	70
Electricity	MWh	(63)	(49)
Financial Transmission Rights (FTRs)	MWh	23	16
Interest Rate Derivatives	U.S. Dollars	300	2,290

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of September 30, 2025, 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 17. Related-Party Transactions for additional information.

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2025, PSE&G held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of September 30, 2025, PSE&G had no unsecured mark-to-market credit exposure with its suppliers. PSE&G is permitted to recover its costs of procuring energy through the BPU-approved BGS tariffs. PSE&G’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates.

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

Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

become observable. There were no transfers to or from Level 3 during the nine months ended September 30, 2025 and 2024, respectively.

The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

	Recurring Fair Value Measurements as of September 30, 2025
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$200	$—	$200	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$20	$(1,330)	$10	$1,340	$—
NDT Fund (D)
Equity Securities	$1,506	$—	$1,506	$—	$—
Debt Securities—U.S. Treasury	$362	$—	$—	$362	$—
Debt Securities—Govt Other	$423	$—	$—	$423	$—
Debt Securities—Corporate	$568	$—	$—	$568	$—
Rabbi Trust (D)
Equity Securities	$18	$—	$18	$—	$—
Debt Securities—U.S. Treasury	$58	$—	$—	$58	$—
Debt Securities—Govt Other	$27	$—	$—	$27	$—
Debt Securities—Corporate	$61	$—	$—	$61	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(28)	$1,393	$(1)	$(1,420)	$—
Interest Rate Derivatives (C)	$(1)	$—	$—	$(1)	$—
PSE&G
Assets:
Cash Equivalents (A)	$150	$—	$150	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2024
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$100	$—	$100	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$52	$(726)	$2	$776	$—
Interest Rate Derivatives (C)	$32	$—	$—	$32	$—
NDT Fund (D)
Equity Securities	$1,380	$—	$1,380	$—	$—
Debt Securities—U.S. Treasury	$366	$—	$—	$366	$—
Debt Securities—Govt Other	$397	$—	$—	$397	$—
Debt Securities—Corporate	$503	$—	$—	$503	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$55	$—	$—	$55	$—
Debt Securities—Govt Other	$28	$—	$—	$28	$—
Debt Securities—Corporate	$65	$—	$—	$65	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(9)	$847	$(3)	$(852)	$(1)
PSE&G
Assets:
Cash Equivalents (A)	$70	$—	$70	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

(A)
Represents money market mutual funds.
(B)
Level 1—These contracts represent natural gas futures contracts executed on an exchange, and are being valued solely on settled pricing inputs which come directly from the exchange.

Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using settled prices from similar assets and liabilities from an exchange, such as NYMEX, ICE and Nodal, or auction prices. Prices used in the valuation process are also corroborated independently by management to determine that values are based on actual transaction data or, in the absence of transactions, bid and offers for the day. Examples may include certain exchange and non-exchange traded capacity and electricity contracts and natural gas physical or swap contracts based on market prices, basis adjustments and other premiums where adjustments and premiums are not considered significant to the overall inputs.

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

Level 1—Investments in marketable equity securities within the NDT Fund are primarily investments in common stocks across a broad range of industries and sectors. Most equity securities are priced utilizing the principal market close price or, in some cases, midpoint, bid or ask price. Certain other securities classified as equity in the NDT and Rabbi Trust Funds consist primarily of investments in money market funds which seek a high level of current income as is consistent with the preservation of capital and the maintenance of liquidity. To pursue its goals, the funds normally invest in diversified portfolios of high quality, short-term, dollar-denominated debt securities and government securities. The funds’ net asset value is priced and published daily. The Rabbi Trust’s Russell 3000 index fund is valued based on quoted prices in an active market and can be redeemed daily without restriction.

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

As of September 30, 2025, PSEG carried $3.2 billion of net assets that were measured at fair value on a recurring basis. No liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

As of September 30, 2024, PSEG carried $3.1 billion of net assets that were measured at fair value on a recurring basis, of which $1 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Debt

The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of September 30, 2025 and December 31, 2024 are included in the following table and accompanying notes.

	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$5,314	$5,367	$4,866	$4,754
PSE&G (A)	15,990	14,780	14,998	13,337
PSEG Power (A)(B)	1,237	1,294	1,250	1,250
Total Long-Term Debt	$22,541	$21,441	$21,114	$19,341

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
(B)
As of December 31, 2024, PSEG Power had a private term loan with book value approximating fair value (Level 2 measurement).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2025
NDT Fund Interest and Dividends	$—	$22	$22
Allowance for Funds Used During Construction	12	—	12
Other Interest	3	4	7
Other	1	(3)	(2)
Total Net Other Income (Deductions)	$16	$23	$39
Nine Months Ended September 30, 2025
NDT Fund Interest and Dividends	$—	$67	$67
Allowance for Funds Used During Construction	33	—	33
Solar Loan Interest	2	—	2
Other Interest	10	16	26
Other	3	(9)	(6)
Total Net Other Income (Deductions)	$48	$74	$122
Three Months Ended September 30, 2024
NDT Fund Interest and Dividends	$—	$21	$21
Allowance for Funds Used During Construction	11	—	11
Solar Loan Interest	1	—	1
Other Interest	4	3	7
Other	2	(5)	(3)
Total Net Other Income (Deductions)	$18	$19	$37
Nine Months Ended September 30, 2024
NDT Fund Interest and Dividends	$—	$61	$61
Allowance for Funds Used During Construction	31	—	31
Solar Loan Interest	4	—	4
Other Interest	7	19	26
Other	8	(11)	(3)
Total Net Other Income (Deductions)	$50	$69	$119

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Income Taxes

A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSEG	September 30,		September 30,
	2025	2024	2025	2024
	Millions
Pre-Tax Income	$720	$559	$2,063	$1,625
Tax Computed at Statutory Rate @ 21%	$151	$117	$433	$341
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	37	38	116	112
NDT Fund	10	11	27	26
Uncertain Tax Positions	1	1	4	3
GPRC-CEF-EE	(26)	(16)	(56)	(44)
Tax Credits	(12)	(90)	(15)	(195)
Estimated Annual Effective Tax Rate Interim Period Adjustment	13	14	(12)	1
TAC	(77)	(33)	(232)	(100)
Other	1	(3)	2	(5)
Subtotal	(53)	(78)	(166)	(202)
Total Income Tax Expense	$98	$39	$267	$139
Effective Income Tax Rate	13.6%	7.0%	12.9%	8.6%

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Three Months Ended		Nine Months Ended
PSE&G	September 30,		September 30,
	2025	2024	2025	2024
	Millions
Pre-Tax Income	$573	$469	$1,528	$1,410
Tax Computed at Statutory Rate @ 21%	$120	$98	$321	$296
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	40	32	107	99
Uncertain Tax Positions	(1)	—	—	—
Tax Credits	(3)	(2)	(6)	(6)
GPRC-CEF-EE	(26)	(16)	(56)	(44)
TAC	(77)	(33)	(232)	(100)
Bad Debt Flow-Through	3	(3)	5	(9)
Other	2	14	(4)	5
Subtotal	(62)	(8)	(186)	(55)
Total Income Tax Expense	$58	$90	$135	241
Effective Income Tax Rate	10.1%	19.2%	8.8%	17.1%

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

PSEG determined that it was not subject to the CAMT for 2024 as it was not an applicable corporation in accordance with the statute. Under the same criteria, PSEG determined that it is an applicable corporation in 2025 and therefore it is subject to the CAMT in 2025. The impact of the CAMT for the nine months ended September 30, 2025 was not material. The CAMT rules remain unclear and require further guidance. As such, the impact of the CAMT on PSEG’s and PSE&G’s financial statements is subject to continued evaluation.

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

PSEG’s estimated full year 2025 gross receipts from its nuclear operations are above the phase out amount, therefore, PSEG did not record a PTC benefit during the three and nine months ended September 30, 2025. The financial statement impacts from the PTC are subject to change based on several factors, including but not limited to, adjustments to estimated market prices and generation, and the issuance of authoritative guidance by Treasury/the Internal Revenue Service, including clarification of the definition of “gross receipts” used to determine the phase out. Any adjustments to amounts previously recorded could be material.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended September 30, 2025
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2025	$23	$(73)	$(73)	$(123)
Other Comprehensive Income (Loss) before Reclassifications	—	—	11	11
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	1	—	—
Net Current Period Other Comprehensive Income (Loss)	(1)	1	11	11
Balance as of September 30, 2025	$22	$(72)	$(62)	$(112)

	Three Months Ended September 30, 2024
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2024	$20	$(98)	$(95)	$(173)
Other Comprehensive Income (Loss) before Reclassifications	(5)	—	37	32
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(3)	2	—	(1)
Net Current Period Other Comprehensive Income (Loss)	(8)	2	37	31
Balance as of September 30, 2024	$12	$(96)	$(58)	$(142)

	Nine Months Ended September 30, 2025
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2024	$36	$(76)	$(93)	$(133)
Other Comprehensive Income (Loss) before Reclassifications	(12)	—	28	16
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	4	3	5
Net Current Period Other Comprehensive Income (Loss)	$(14)	$4	$31	$21
Balance as of September 30, 2025	$22	$(72)	$(62)	$(112)

	Nine Months Ended September 30, 2024
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2023	$3	$(102)	$(80)	$(179)
Other Comprehensive Income (Loss) before Reclassifications	17	—	18	35
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(8)	6	4	2
Net Current Period Other Comprehensive Income (Loss)	9	6	22	37
Balance as of September 30, 2024	$12	$(96)	$(58)	$(142)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Nine Months Ended
		September 30, 2025			September 30, 2025
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$1	$—	$1	$3	$(1)	$2
Total Cash Flow Hedges		1	—	1	3	(1)	2
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	1	(1)	(6)	2	(4)
Total Pension and OPEB Plans		(2)	1	(1)	(6)	2	(4)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(1)	1	—	(5)	2	(3)
Total Available-for-Sale Debt Securities		(1)	1	—	(5)	2	(3)
Total		$(2)	$2	$—	$(8)	$3	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Nine Months Ended
		September 30, 2024			September 30, 2024
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$4	$(1)	$3	$11	$(3)	$8
Total Cash Flow Hedges		4	(1)	3	11	(3)	8
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	(1)	—	(1)	(1)	—	(1)
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	1	(1)	(7)	2	(5)
Total Pension and OPEB Plans		(3)	1	(2)	(8)	2	(6)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	—	—	—	(6)	2	(4)
Total Available-for-Sale Debt Securities		—	—	—	(6)	2	(4)
Total		$1	$—	$1	$(3)	$1	$(2)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$622	$622	$520	$520	$1,796	$1,796	$1,486	$1,486
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	499	499	498	498	499	499	498	498
Effect of Stock Based Compensation Awards	—	2	—	2	—	2	—	2
Total Shares	499	501	498	500	499	501	498	500
EPS
Net Income	$1.25	$1.24	$1.04	$1.04	$3.60	$3.59	$2.98	$2.97

Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2025	2024	2025	2024
Per Share	$0.63	$0.60	$1.89	$1.80
In Millions	$314	$299	$943	$897

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

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended September 30, 2025
Operating Revenues	$2,535	$749	$(58)	$3,226
Energy Costs	1,013	178	(58)	1,133
Controllable Operation and Maintenance (C)	350	207	—	557
Depreciation and Amortization	277	34	—	311
Interest Income	3	5	(1)	7
Interest Expense	162	92	(1)	253
Income Tax Expense	58	40	—	98
Other Segment Items (D)	163	96	—	259
Net Income	$515	$107	$—	$622
Gross Additions to Long-Lived Assets	$614	$114	$—	$728
Three Months Ended September 30, 2024
Operating Revenues	$2,139	$583	$(80)	$2,642
Energy Costs	839	140	(80)	899
Controllable Operation and Maintenance (C)	314	175	—	489
Depreciation and Amortization	254	40	—	294
Income from Equity Method Investments	—	1	—	1
Interest Income	5	4	(1)	8
Interest Expense	151	77	(1)	227
Income Tax Expense (Benefit)	90	(51)	—	39
Other Segment Items (D)	117	66	—	183
Net Income	$379	$141	$—	$520
Gross Additions to Long-Lived Assets	$672	$96	$—	$768

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Nine Months Ended September 30, 2025
Operating Revenues	$7,230	$2,761	$(738)	$9,253
Energy Costs	2,867	1,016	(738)	3,145
Controllable Operation and Maintenance (C)	1,035	571	—	1,606
Depreciation and Amortization	832	107	—	939
Interest Income	12	19	(3)	28
Interest Expense	480	265	(3)	742
Income Tax Expense	135	132	—	267
Other Segment Items (D)	500	286	—	786
Net Income	$1,393	$403	$—	$1,796
Gross Additions to Long-Lived Assets	$1,893	$281	$(31)	$2,143
Nine Months Ended September 30, 2024
Operating Revenues	$6,335	$2,140	$(650)	$7,825
Energy Costs	2,450	828	(650)	2,628
Controllable Operation and Maintenance (C)	950	539	—	1,489
Depreciation and Amortization	758	116	—	874
Income from Equity Method Investments	—	2	—	2
Interest Income	11	23	(4)	30
Interest Expense	430	224	(4)	650
Income Tax Expense (Benefit)	241	(102)	—	139
Other Segment Items (D)	348	243	—	591
Net Income	$1,169	$317	$—	$1,486
Gross Additions to Long-Lived Assets	$2,157	$245	$—	$2,402
As of September 30, 2025
Total Assets	$48,518	$8,773	$(378)	$56,913
Investments in Equity Method Subsidiaries	$—	$26	$—	$26
As of December 31, 2024
Total Assets	$46,364	$8,673	$(397)	$54,640
Investments in Equity Method Subsidiaries	$—	$21	$—	$21

(A)
PSEG Power & Other results include net after-tax gains (losses) of $15 million and $17 million for the three months and $16 million and $(55) million for the nine months ended September 30, 2025 and 2024, respectively, related to the impacts of non-trading commodity mark-to-market activity, which consists of the financial impact from positions with future delivery dates.
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

Note 17. Related-Party Transactions

The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G

The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2025	2024	2025	2024
	Millions
Net Billings from PSEG Power (A)	$58	$78	$734	$645
Administrative Billings from Services (B)	139	122	382	375
Total Billings from Affiliates	$197	$200	$1,116	$1,020

	As of	As of
Related-Party Transactions	September 30, 2025	December 31, 2024
	Millions
Net Payable to PSEG Power (A)	$28	$209
Net Payable to Services (B)	98	116
Net Payable to PSEG (C)	214	37
Accounts Payable—Affiliated Companies	$340	$362
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable (Receivable) (C)	$5	$(2)

(A)
PSE&G has entered into a requirements contract with PSEG Power under which PSEG Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. In addition, PSEG Power sold ZECs to PSE&G from its nuclear units under the ZEC program as approved by the BPU. The rates in the BGSS contract and for the ZEC sales were prescribed by the BPU. BGSS sales were billed and settled on a monthly basis. ZEC sales were billed on a monthly basis and settled annually following completion of each energy year. The ZEC program ended effective June 1, 2025, with the final ZEC payment from PSE&G to PSEG Power settled in August 2025. In addition, PSEG Power and PSE&G provide certain technical services for each other generally at cost in compliance with FERC and BPU affiliate rules.
(B)
Services provides and bills administrative services to PSE&G at cost. In addition, PSE&G has other payables to Services, including amounts related to certain common costs, which Services pays on behalf of PSE&G.
(C)
PSEG pays net wages and payroll taxes and receives reimbursement from its affiliated companies for their respective portions. PSEG and its subsidiaries file a consolidated federal income tax return and PSEG and PSE&G file state income tax returns, some of which are combined or unitary. Income taxes are allocated to PSEG’s subsidiaries in accordance with a tax allocation agreement whereby each PSEG subsidiary’s current and deferred tax expense is computed on a stand-alone basis. Each subsidiary is allocated an amount of tax similar to that which would be paid if it filed a separate income tax return, except for certain tax attributes and state apportionment results. If the result is a net tax liability, such amount shall be paid to PSEG. If there are NOLs and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits. Long-Term Accrued Taxes Receivable and Payable are included in Other Noncurrent Assets and Liabilities, respectively, on PSE&G’s Consolidated Balance Sheets.
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

PSEG Power

At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through the PTC mechanism and hedging, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During the first nine months of 2025, our nuclear units generated approximately 23.8 terawatt hours and operated at a capacity factor of 93.7%. Effective April 2025, PSEG Power revised the estimated useful lives for the Salem 1, Salem 2 and Hope Creek nuclear plants due to our expectation that a 20-year license extension will be approved for these facilities. In October 2025, we completed work to extend the refueling cycle at our Hope Creek facility from 18 months to 24 months.

Our hedging strategy continues to incorporate an estimated range of risk reduction impacts from the PTCs on our nuclear generation portfolio while retaining the ability to benefit when market pricing exceeds the phase out threshold. As of September 30, 2025, we expect that our hedged position for 2025 in conjunction with the PTC and market price variability will result in the realized value of our nuclear generation output being at, or above, the PTC phase out. Our strategy will continue to evolve given PTC guidance uncertainty, and potential incremental changes upon final U.S. Treasury guidance. In addition, we are exploring opportunities for the potential sale of power and/or emission credits from our nuclear facilities pursuant to long-term agreements.

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

Competitively Bid, FERC Regulated Transmission Projects

PSEG continues to evaluate additional investment opportunities in regulated transmission. In December 2023, PJM awarded us an approximately $424 million project to address increasing load and reliability issues in Maryland and northern Virginia as part of its 2022 Window 3 competitive solicitation. PJM has directed that the project be placed in service in 2027. However, based on the procedural timeline established by order of the Maryland Public Service Commission, we do not currently believe a 2027 in-service date for the project is reasonably achievable. We are continuing to take all available steps to obtain approvals for timely project execution. We cannot predict the outcome.

PSEG will continue to evaluate opportunities to participate in transmission solicitation processes and may decide to submit bids for these opportunities, some of which could be material investments.

PSEG LI

PSEG's current contract as operations service provider for LIPA's electric transmission and distribution system runs through December 31, 2025. In September 2025, the LIPA board of trustees approved a five-year extension of the contract, which was approved by the New York State Attorney General in October 2025. The contract extension will also need to be approved by the New York State Comptroller. A competitor in the RFP process has filed litigation against LIPA challenging the contract bidding process. The outcome of this litigation is uncertain.

Financial Results

The results for PSEG, PSE&G and PSEG Power & Other for the three and nine months ended September 30, 2025 and 2024 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	Millions, except per share data
PSE&G	$515	$379	$1,393	$1,169
PSEG Power & Other (A)	107	141	403	317
PSEG Net Income	$622	$520	$1,796	$1,486

PSEG Net Income Per Share (Diluted)	$1.24	$1.04	$3.59	$2.97

(A)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	Millions, after tax
NDT Fund and Related Activity (A) (B)	$42	$55	$113	$120
Non-Trading MTM Gains (Losses) (C)	$15	$17	$16	$(55)

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
(B)
Net of tax (expense) benefit of $(28) million and $(36) million for the three months and $(77) million and $(79) million for the nine months ended September 30, 2025 and 2024, respectively.
(C)
Net of tax (expense) benefit of $(5) million and $(6) million for the three months and $(6) million and $21 million for the nine months ended September 30, 2025 and 2024, respectively.

Our Net Income variance for the three and nine months ended September 30, 2025 versus the comparable period in 2024 was driven primarily by higher earnings due to settlement of the distribution base rate case in October 2024 and continued investments in T&D at PSE&G, combined with MTM gains for the nine months ended September 30, 2025 compared to losses in the nine months ended September 30, 2024, as shown above.

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

New Jersey Clean Energy Stakeholder Proceedings

In February 2023, the governor of New Jersey issued executive orders (EOs) that establish or accelerate previously established 2050 targets for clean-sourced energy, building decarbonization, and EV adoption goals, with new target dates of 2030 or 2035, as applicable. The EOs direct the BPU and other state agencies to collaborate with stakeholders to develop plans to reach the targets and the BPU has convened a stakeholder proceeding to develop a plan for gas distribution utilities to reach the target of 50% natural gas emissions reductions over 2006 levels by 2030. The BPU commenced proceedings to update the State’s EMP in 2024 that are continuing. We are unable to predict the outcome of this proceeding, but it could have a material impact on our business, results of operations and cash flows.

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

Demand, Supply and Energy Costs

An increasing demand for power and a lack of sufficient new generation resources in PJM and in New Jersey, has raised resource adequacy concerns and is resulting in higher electricity costs for our customers this year. Prices from the July 2024 PJM annual capacity market auction, which were approximately 10 times higher than prices from the 2023 auction and which are impacting customer bills, provoked concern from state regulators and legislators and have created regulatory uncertainty. Prices from the July 2025 capacity market auction were higher than those produced by the July 2024 auction and PJM indicated that the prices would have been even higher if not for the existence of a FERC-approved ceiling, which remains in effect for the December 2025 auction but will then sunset. PJM is currently exploring reforms to its market that are currently anticipated to be filed at FERC by the end of the year.

As a result of the capacity market price increases, the costs of which are flowed through to customers, and per direction to EDCs from the BPU, PSE&G filed a petition in May 2025 that provided proposals to mitigate bill impacts to customers. In June 2025, the BPU approved a settlement under which PSE&G applied a credit to each residential electric customer’s monthly bill for July 2025 and August 2025, with the offset being charged on monthly bills for September 2025 through February 2026. PSE&G agreed to waive carrying costs on the outstanding credit amount. In addition, PSE&G agreed to: extend protections precluding the shut-off of eligible residential customers, normally available during the winter months, to the period from July 1, 2025 through September 30, 2025; offer residential customers deferred payment arrangements with terms of up to twenty-four months for the payment of overdue billed amounts; and waive all reconnection fees for residential customers during the period from July 1, 2025 through September 30, 2025. In September 2025, the New Jersey Legislature enacted a law prohibiting disconnection for non-payment during the period June 15 through August 31, beginning in 2026, and for such period annually thereafter, for certain qualified electric and gas customers. This new requirement for a summer shutoff moratorium and the extended deferred payment arrangements are likely to increase our Accounts Receivable and bad debt expense in the future.

Federal Executive Orders and State Legislative and Other Activity

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

There has been increased New Jersey state legislative activity and political dialogue during 2025 regarding energy affordability, resource adequacy and regulatory topics. While it is uncertain at this time whether any legislation or other executive or regulatory measures relating to these matters will be advanced, when they may take effect, or what form they may ultimately take, if such measures are implemented, they could have a material impact on our business, cash flows, results of operations and financial condition.

Interest Rate Matters

PSEG’s long-term financing plan is designed to replace maturities and support funding its capital program. Given our financing needs, the prevailing interest rate environment will be a key factor in determining interest expense on variable-rate debt and long-term rates on future financing plans. In order to increase the predictability of interest expense, we may use interest rate hedges to help limit our exposure to fluctuating interest rates and fix a portion of our interest rate exposure for anticipated long-term financing plans at PSEG and PSEG Power. PSE&G’s interest rate risk is moderated due to annual transmission rate filings and distribution recoveries through periodic rate filings.

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

In addition to the risks described elsewhere in this Form 10-Q for 2025 and beyond, the key issues and challenges we expect our business to confront include:

•
regulatory and political uncertainty with regard to Federal and State energy and related policies, including transmission planning and rates policy, the role of distribution utilities and decarbonization impacts, design of energy and capacity markets, resource adequacy and affordability, tax regulation and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceedings;
•
performance of the financial markets, including the impact on our pension funding requirements and interest rates on our future financing plans;
•
continuing to manage costs and maintain affordable customer rates, which could impact customer collections, investment programs and have other impacts;
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
•
continued operation of our nuclear generation facilities that are expected to be supported by the PTC through 2032, nuclear capacity uprates, such as our planned Salem power uprate supported by a clean energy PTC, as well as obtaining license extensions and energy and/or emission credit sales with potential customers seeking consistent and reliable carbon-free power, as well as opportunities that may arise from our enabling of new nuclear projects, including providing services for these projects;
•
investments in competitive, regulated transmission and the potential enabling of investments in generation through PJM processes and BPU solicitations that provide revenue predictability and reasonable risk-adjusted returns; and
•
acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.

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

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$3,226	$2,642	$584	22	$9,253	$7,825	$1,428	18
Energy Costs	1,133	899	234	26	3,145	2,628	517	20
Operation and Maintenance (A)	927	808	119	15	2,700	2,415	285	12
Depreciation and Amortization	311	294	17	6	939	874	65	7
Income from Equity Method Investments	—	1	(1)	(100)	—	2	(2)	(100)
Net Gains (Losses) on Trust Investments	62	89	(27)	(30)	165	191	(26)	(14)
Net Other Income (Deductions)	39	37	2	5	122	119	3	3
Net Non-Operating Pension and OPEB Credits (Costs)	17	18	(1)	(6)	49	55	(6)	(11)
Interest Expense	253	227	26	11	742	650	92	14
Income Tax Expense (Benefit)	98	39	59	N/A	267	139	128	92

(A)
Includes amortization of EE programs regulatory expenditures of $43 million, $33 million, $122 million and $90 million for the three and nine months ended September 30, 2025 and 2024, respectively.

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,535	$2,139	$396	19	$7,230	$6,335	$895	14
Energy Costs	1,013	839	174	21	2,867	2,450	417	17
Operation and Maintenance (A)	543	464	79	17	1,623	1,395	228	16
Depreciation and Amortization	277	254	23	9	832	758	74	10
Net Other Income (Deductions)	16	18	(2)	(11)	48	50	(2)	(4)
Net Non-Operating Pension and OPEB Credits (Costs)	17	20	(3)	(15)	52	58	(6)	(10)
Interest Expense	162	151	11	7	480	430	50	12
Income Tax Expense	58	90	(32)	(36)	135	241	(106)	(44)

(A)
Includes amortization of EE programs regulatory expenditures of $43 million, $33 million, $122 million and $90 million for the three and nine months ended September 30, 2025 and 2024, respectively.

Three Months Ended September 30, 2025 as Compared to Three Months Ended September 30, 2024

Operating Revenues increased $396 million due to changes in delivery, commodity, clause and other operating revenues.

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

Delivery revenues increased $256 million due primarily to a $251 million increase in electric and gas revenues as a result of the settlement of the 2024 distribution base rate case, $20 million from increased GPRC revenues and a $19 million increase in transmission revenues due primarily to higher rate base investments. These delivery revenue increases were offset by a $38 million decrease due to an increase in credits flowed back to customers as part of our TAC mechanism.

Clause Revenues are revenues from various pass-through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues decreased $42 million due primarily to a $54 million decrease in TAC and GPRC deferrals, offset by a $10 million increase in Societal Benefits Clause (SBC) collections

Commodity Revenues are revenues from customers choosing default electric (basic generation service or BGS) and gas supply (basic gas supply service or BGSS) from PSE&G. PSE&G procures the BGS and BGSS on behalf of these retail customers and earns no margin on this service as all costs are passed back to the BGS and BGSS customers. The changes in Commodity Revenues for both electric and gas are entirely offset by changes in Energy Costs.

Commodity Revenues increased $226 million primarily due to higher electric BGS revenues of $227 million primarily from higher prices.

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

Other Operating revenues decreased $44 million due primarily to a decrease in Zero Emission Certificates (ZECs) sales in other operating revenues.

Operating Expenses

Energy Costs increased $174 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $79 million due primarily to a $38 million increase in clause and renewable costs, a $20 million increase in net distribution and transmission expenditures, $8 million in higher service company costs and a net increase in other operational expenses.

Depreciation and Amortization increased $23 million due primarily to an increase in depreciation due to higher plant placed in service and increased amortization of Regulatory Assets.

Interest Expense increased $11 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense decreased $32 million due primarily to an increase in the flowback of previously realized distribution-related mixed service cost deductions, partially offset by higher pre-tax income.

Nine Months Ended September 30, 2025 as Compared to Nine Months Ended September 30, 2024

Operating Revenues increased $895 million due to changes in delivery, commodity, clause and other operating revenues.

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

Delivery revenues increased $515 million due primarily to a $574 million increase in electric and gas revenues as a result of the settlement of the 2024 distribution base rate case, $63 million from increased GPRC revenues, a $53 million increase from higher gas volumes and a $39 million increase in transmission revenues due primarily to higher rate base investments. These delivery revenue increases were offset by a decrease of $131 million due to an increase in credits flowed back to customers as part of our TAC mechanism and a $110 million decrease in CIP decoupling revenues.

Clause Revenues are revenues from various pass-through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues decreased $56 million due primarily to a $127 million decrease in TAC and GPRC deferrals, offset by a $69 million increase in SBC collections.

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

Commodity Revenues increased $487 million due primarily to higher electric BGS revenues of $430 million primarily from higher prices and higher gas BGSS revenues of $57 million primarily from higher volumes.

Other Operating Revenues are primarily comprised of revenues derived from various GPRC programs including TREC revenues, and SuSI. The revenues from these programs offset costs included in Energy Costs. In addition, other operating revenues include revenues from our ASB which offers various appliance protection and repair plans to customers.

Other Operating revenues decreased $51 million due primarily to a decrease in ZECs sales partially offset by an increase in ASB revenues.

Operating Expenses

Energy Costs increased $417 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $228 million due primarily to a $134 million increase in clause and renewable costs, a $36 million increase in net distribution and transmission expenditures, $25 million in higher service company costs and a net increase in other operational expenses.

Depreciation and Amortization increased $74 million due primarily to an increase in depreciation due to higher plant placed in service and increased amortization of Regulatory Assets.

Net Non-Operating Pension and OPEB Credits (Costs) decreased $6 million due primarily to a decrease in the long-term expected return on assets partially offset by the deferral of non-service costs as prescribed in the base rate case settlement.

Interest Expense increased $50 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense decreased $106 million due primarily to an increase in the flowback of previously realized distribution-related mixed service cost deductions, partially offset by higher pre-tax income.

PSEG Power & Other

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2025	2024	2025 vs. 2024		2025	2024	2025 vs. 2024
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$749	$583	$166	28	$2,761	$2,140	$621	29
Energy Costs	178	140	38	27	1,016	828	188	23
Operation and Maintenance	384	344	40	12	1,077	1,020	57	6
Depreciation and Amortization	34	40	(6)	(15)	107	116	(9)	(8)
Income from Equity Method Investments	—	1	(1)	N/A	—	2	(2)	N/A
Net Gains (Losses) on Trust Investments	62	89	(27)	(30)	165	191	(26)	(14)
Net Other Income (Deductions)	24	20	4	20	77	73	4	5
Net Non-Operating Pension and OPEB Costs	—	(2)	2	N/A	(3)	(3)	—	—
Interest Expense	92	77	15	19	265	224	41	18
Income Tax Expense (Benefit)	40	(51)	91	N/A	132	(102)	234	N/A

Three Months Ended September 30, 2025 as Compared to Three Months Ended September 30, 2024

Operating Revenues increased $166 million due primarily to changes in generation and gas supply and other operating revenues.

Generation Revenues increased $108 million due primarily to

•
a net increase of $66 million in capacity revenue due primarily to higher capacity prices, and
•
a net increase of $51 million due primarily to higher average realized energy prices,
•
partially offset by a net decrease of $8 million due to lower MTM gains in 2025 as compared to 2024. Of this amount, there was a $15 million decrease due to positions reclassified to realized upon settlement, partially offset by a $7 million increase due to changes in forward prices in 2025 as compared to 2024.

Gas Supply Revenues increased $45 million due primarily to

•
a net increase of $26 million related to sales to third parties due primarily to $20 million from higher sales prices, and $6 million from higher sales volumes.
•
a net increase of $15 million in sales under the BGSS contract due primarily to higher sales prices, and
•
a net increase of $4 million due primarily to changes in forward prices in 2025 as compared to 2024.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $38 million due to

Gas costs increased $38 million due primarily to

•
a net increase of $24 million related to sales to third parties due primarily to $19 million from higher average cost of gas, and $5 million due to higher volumes sold, and
•
a net increase of $14 million related to sales under the BGSS contract due primarily to higher average cost of gas.

Generation costs are flat as compared to the prior year.

Operation and Maintenance increased $40 million due primarily to increased planned refueling outage costs in 2025, and higher Servco operating costs.

Depreciation and Amortization decreased $6 million due primarily to revised estimated useful lives for the Salem and Hope Creek nuclear plants based on the expectation that a 20-year license extension will be approved for these facilities.

Net Gains (Losses) on Trust Investments decreased $27 million due primarily to NDT investments with a $31 million decrease in net unrealized gains in 2025 on equity securities, partially offset by a $5 million increase in net realized gains in 2025.

Interest Expense increased $15 million due primarily to incremental debt.

Income Tax Expense (Benefit) variance of $91 million due primarily to higher pre-tax income and the absence of the benefit from nuclear PTCs in 2025.

Nine Months Ended September 30, 2025 as Compared to Nine Months Ended September 30, 2024

Operating Revenues increased $621 million due primarily to changes in generation and gas supply and other operating revenues.

Generation Revenues increased $364 million due primarily to

•
a net increase of $156 million due primarily to higher average realized energy prices and volumes sold in 2025,
•
a net increase of $87 million in capacity revenue due primarily to higher capacity prices, and
•
a net increase of $79 million due to MTM gains in 2025 as compared to MTM losses in 2024. Of this amount, there was a $124 million increase due to positions reclassified to realized upon settlement, partially offset by a $45 million decrease due to changes in forward prices in 2025 as compared to 2024.

Gas Supply Revenues increased $225 million due primarily to

•
a net increase of $145 million in sales under the BGSS contract due primarily to $80 million from higher sales prices, and $65 million from higher sales volumes,
•
a net increase of $60 million related to sales to third parties due primarily to $87 million from higher sales prices, partially offset by $27 million from lower sales volumes, and

•
a net increase of $20 million due primarily to MTM gains in 2025 as compared to MTM losses in 2024. Of this amount, there was an increase of $12 million due to positions reclassified to realized upon settlement coupled with an increase of $8 million due to changes in forward prices in 2025 as compared to 2024.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $188 million due to

Gas costs increased $183 million due primarily to

•
a net increase of $134 million related to sales under the BGSS contract, of which $80 million was due to higher average cost of gas, and $54 million was due to higher send out volumes, and
•
a net increase of $48 million related to sales to third parties due primarily to $62 million from higher average cost of gas, partially offset by $14 million due to lower volumes sold.

Generation costs increased $5 million due primarily to increased fuel costs at nuclear.

Operation and Maintenance increased $57 million due primarily to higher Servco operating costs, and increased planned refueling outage costs in 2025.

Depreciation and Amortization decreased $9 million due primarily to revised estimated useful lives in April 2025 for the Salem and Hope Creek nuclear plants based on the expectation that a 20-year license extension will be approved for these facilities.

Net Gains (Losses) on Trust Investments decreased $26 million due primarily to NDT investments with a $17 million decrease in net unrealized gains in 2025 on equity securities, and a $7 million decrease in net realized gains in 2025.

Interest Expense increased $41 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates.

Income Tax Expense (Benefit) variance of $234 million due primarily to higher pre-tax income and the absence of the benefit from nuclear PTCs in 2025.

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

For the nine months ended September 30, 2025, our operating cash flow increased $811 million, as compared to the same period in 2024. The net increase was primarily due to a net change at PSE&G, as discussed below, combined with an inflow of $137 million in net cash collateral postings in 2025 as compared to a $3 million outflow in 2024 at PSEG Power, and higher earnings at PSEG Power.

PSE&G

PSE&G’s operating cash flow increased $409 million from $1,119 million to $1,528 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was due primarily to regulatory deferrals, a net increase related to materials and supplies inventory, timing of vendor payments, and tax refunds received in 2025 as compared to taxes paid in 2024, partially offset by an increase in accounts receivable.

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

Our total committed credit facilities and available liquidity as of September 30, 2025 were as follows:

	As of September 30, 2025
Company/Facility	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$444	$1,056
PSE&G	1,000	25	975
PSEG Power	1,325	82	1,243
Total	$3,825	$551	$3,274

PSEG Power has uncommitted credit facilities totaling $275 million, which can be utilized for letters of credit. As of September 30, 2025, PSEG Power had $166 million in letters of credit outstanding under these uncommitted credit facilities.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of September 30, 2025, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two-level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $683 million and $618 million as of September 30, 2025 and December 31, 2024, respectively.

For additional information, see Item 1. Note 9. Debt and Credit Facilities.

Long-Term Debt Financing

During the next twelve months,

•
PSE&G has $450 million of 0.95% Secured Medium-Term Notes Series N, due March 2026, and
•
PSE&G has $425 million of 2.25% Secured Medium-Term Notes Series L, due September 2026.

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

PSE&G

During the nine months ended September 30, 2025, PSE&G made capital expenditures of $1,893 million, primarily for T&D system reliability. In addition, PSE&G had cost of removal, net of salvage, of $117 million associated with capital replacements, and expenditures for EE programs of $504 million, which are included in operating cash flows.

PSEG Power & Other

During the nine months ended September 30, 2025, PSEG Power & Other made capital expenditures of $146 million, excluding $135 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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

From July through September 2025, MTM VaR varied between a low of $17 million and a high of $45 million at the 95% confidence level. The range of VaR was narrower for the three months ended September 30, 2025 as compared with the year ended December 31, 2024.

	MTM VaR
	Three Months Ended September 30, 2025	Year Ended December 31, 2024
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$17	$36
Average for the Period	$29	$44
High	$45	$152
Low	$17	$25
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$27	$57
Average for the Period	$45	$69
High	$70	$238
Low	$27	$39

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

Internal Controls

PSEG and PSE&G

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K and the first and second quarter 2025 Form 10-Qs.

Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of PSEG's officers or directors adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Federal Regulation

Regulation of Wholesale Sales—Generation/Market Issues/Market Power

There are several ongoing proceedings at FERC that may impact future large load customer arrangements, such as data centers, including whether certain data center customers, depending on their configuration, will pay transmission service charges. FERC is also broadly examining issues concerning whether, and to what extent, there are potential reliability, cost and customer impacts raised by the location of large customers at generating facilities. Relatedly, the U.S. Secretary of Energy sent a letter to FERC in October 2025 requesting that FERC initiate a proceeding to establish rules by April 30, 2026, that will facilitate the timely, orderly and non-discriminatory interconnection of large load customers, including data centers, to the transmission grid and establishing principles FERC should apply in the rulemaking process. These principles include support for co-location arrangements that minimize the need for upgrades to the transmission system. FERC has taken responsive action to commence this rulemaking process. We cannot predict the outcome of these proceedings.

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

Date: November 3, 2025

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

Date: November 3, 2025