Form 10-K
period 2025-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2026-02-26
CIK 788784, 81033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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

☐ Yes ☒ No

The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of June 30, 2025 was $41,911,658,020 based upon the New York Stock Exchange Composite Transaction closing price.

The number of shares outstanding of Public Service Enterprise Group Incorporated’s sole class of Common Stock as of February 20, 2026 was 498,739,910.

As of February 20, 2026, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were held, beneficially and of record, by Public Service Enterprise Group Incorporated.

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
III

Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 12, 2026, as specified herein.

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
•
significant resource adequacy challenges that present affordability and reliability concerns and that could cause policymakers to implement responsive measures that could have a material, adverse impact on our business, strategy, growth rates, cash flows, results of operation, and financial condition and increase regulatory uncertainty for utility investment initiatives and programs;
•
the physical, financial and transition risks related to climate change, including risks relating to potentially increased legislative and regulatory burdens, changing customer preferences and lawsuits;
•
any equipment failures, gas explosions, accidents, critical operating technology or business system failures, natural disasters, severe weather events, acts of war, terrorism or other acts of violence, sabotage, physical attacks or security breaches, cyberattacks or other incidents that may impact our ability to provide safe and reliable service to our customers;
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
•
risks associated with generation activities at, and operation of, the Peach Bottom plants, which are similar to those to which nuclear generation plants that we operate are subject;
•
the impact of changes in state and federal legislation and regulations on our business, including PSE&G’s ability to recover costs and earn returns on authorized investments;
•
PSE&G’s proposed investment projects or programs may not be fully approved by regulators and its capital investment may be lower than planned;
•
our ability to receive sufficient financial support for our New Jersey nuclear plants from the markets, and/or production tax credits;
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
•
changes in or violation of federal, state and local environmental laws and regulations and enforcement;
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

PART I

ITEM 1. BUSINESS

We were incorporated under the laws of the State of New Jersey in 1985 and our principal executive offices are located at 80 Park Plaza, Newark, New Jersey 07102. We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. Our business plan focuses on achieving growth by allocating capital primarily toward regulated investments in an effort to continue to improve the sustainability and predictability of our business and realizing the value of the consistent and reliable carbon-free generation from our nuclear units.

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
•
PSEG Power—A Delaware limited liability company formed in 1999 as a result of the deregulation and restructuring of the electric power industry in New Jersey. PSEG Power earns revenues primarily by selling energy and capacity from its nuclear generation units and from the sale of wholesale natural gas through a full-requirements contract with PSE&G. PSEG Power also enters into bilateral contracts for energy, gas and other energy-related contracts to optimize the value of its portfolio of generating assets and its gas supply obligations.

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

Transmission

We use formula rates for our transmission cost of service and investments. Formula rates provide a method of rate recovery where the transmission owner annually determines its revenue requirements through a fixed formula that provides for a recovery of our operating costs and a return of and on our capital investments in the system, net of accumulated depreciation and deferred tax liabilities (also known as rate base) using an approved return on equity (ROE) in developing the weighted average cost of capital. Under this formula, rates are put into effect in January of each year based upon our internal forecast of annual expenses and capital expenditures. Rates are subsequently trued up to reflect actual annual expenses and capital expenditures. Our transmission revenues are not impacted by sales volumes. Our current approved transmission rates provide for a base ROE of 9.90% and a 50 basis point adder for our membership in PJM as an RTO. See Item 7. MD&A—Executive Overview of 2025 and Future Outlook for additional information.

Distribution

PSE&G distributes electricity and natural gas to end users in our respective franchised service territories. Our distribution rates are subject to periodic rate cases approved by the BPU. In October 2024, the BPU issued an Order approving the settlement of PSE&G’s electric and gas distribution base rate case with new rates effective October 15, 2024. The Order provided for a $17.8 billion rate base, a 9.6% return on equity for PSE&G’s distribution business and a 55% equity component of its capitalization structure. For additional information, see Item 8. Note 5. Regulatory Assets and Liabilities.

The BPU has also approved a series of PSE&G infrastructure, EE, EV and renewable energy investment programs with cost recovery through various clause mechanisms. For a discussion of proposed and approved programs, see Investment Clause Programs as follows and Item 7. MD&A—Executive Overview of 2025 and Future Outlook.

Our load requirements are split among commercial, residential and industrial customers, as shown in the following table for 2025:

	% of 2025 Sales
Customer Type	Electric	Gas
Commercial	57%	38%
Residential	34%	58%
Industrial	9%	4%
Total	100%	100%

Our customer base has modestly increased since 2021, with electric and gas loads changing as illustrated in the following table:

Electric and Gas Distribution Statistics
	Customers as of December 31, 2025	Historical Annual Customer Growth 2021-2025	Electric Sales and Firm Gas Sales for the Year Ended December 31, 2025 (A)	Historical Annual Load Increase 2021-2025
Electric	2.4 million	0.9%	40,561 Gigawatt Hours	0.4%
Gas	1.9 million	0.7%	2,633 Million Therms	2.1%

(A)
Excludes sales from Gas rate classes that do not impact margin, specifically Contract, Non-Firm Transportation, Cogeneration Interruptible and Interruptible Services.

As part of the BPU's approval of the Clean Energy Future-Energy Efficiency (CEF-EE) filing in 2021, we implemented the Conservation Incentive Program (CIP) that trues up PSE&G’s distribution margin to a rate case-approved baseline per customer for the majority of our customers. As a result, electric and gas sales volumes and demands are no longer a driver of our margin and over 90% of our Electric and Gas Distribution margin will only vary based upon the number of customers. While load has modestly decreased in the past due to a decline in larger industrial customers, greater EE and other factors, a significant increase in load is anticipated due to the increasing adoption of EVs, the expansion of data centers and other large users in our area, ongoing growth in the number of customers, other sources of electrification and other factors, which will collectively drive the need for increased system investment.

Investment Clause Programs

The following table lists our major approved investment clause programs that are in progress:

Program	Investment	Approval Date	Term of Investment		Year Started
CEF-EE II	$2.9 billion	2024	6 years		2025
CEF-EE	$1.6 billion	2020	5 years	(A)	2020
Gas System Modernization Program (GSMP) III	$1.4 billion	2025	3 years	(B)	2026
GSMP II Extension	$902 million	2023	2 years	(C)	2024
Infrastructure Advancement Program (IAP)	$511 million	2022	4 years		2022
CEF-EV	$166 million	2021	~6 years		2021

(A)
Rolling three-year program with over 80% of spending within 5 years, with limited spending thereafter.
(B)
The program has a small amount of trailing costs expected to be spent in year 4.
(C)
The program has a small amount of trailing costs expected to be spent in year 3.

To date, we launched three of the four components of our CEF:

•
EE—designed to achieve EE targets required under New Jersey’s Clean Energy Act through a suite of ten programs for residential, C&I programs, including low-income, multi-family, small business and local government.
•
Energy Cloud (EC)—driven by the implementation of “smart meters,” and new software and product solutions to improve our processes and better manage the electric grid. This project was completed in 2024.
•
EV—primarily relating to preparatory work to deliver infrastructure to the charging point for three programs: residential smart charging; Level-2 mixed use charging; and direct current (dc) fast charging.

Our CEF-Energy Storage (ES) program, which was filed with the BPU in October 2018, is being held in abeyance.

GSMP III—designed to replace at least 600 miles of cast iron and unprotected steel mains and services in our gas system.

GSMP II Extension—designed to replace at least 400 miles of cast iron and unprotected steel mains and services in our gas system.

IAP—designed to improve the reliability of the “last mile” of our electric distribution system and address aging substations and gas metering and regulation stations.

See Item 7. MD&A—Executive Overview of 2025 and Future Outlook for additional information.

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

We procure the supply to meet our BGS obligations through auctions authorized by the BPU for New Jersey’s total BGS requirement. These auctions take place annually in February. Once approved by the BPU, electricity prices for BGS service are set. Approximately one-third of PSE&G’s total BGS-RSCP eligible load is auctioned each year for a three-year term. For information on current prices, see Item 8. Note 12. Commitments and Contingent Liabilities.

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

PSEG Power

Products and Services

As a nuclear generation owner and operator, our revenue has been derived primarily from energy, capacity and ancillary services sold to PJM in the spot markets. These products and services may also be hedged through exchange markets or bilaterally.

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

How PSEG Power’s Nuclear Generation Operates

As of December 31, 2025, PSEG Power had 3,758 MW of nuclear generation capacity. All of our nuclear generation capacity is located in New Jersey and Pennsylvania.

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
•
enrichment of uranium hexafluoride, and
•
fabrication of nuclear fuel assemblies.

We expect to be able to meet the nuclear fuel supply demands of our operations. However, there are limited suppliers for certain aspects of this supply chain and the ability to maintain an adequate fuel supply could be affected by several factors not within our control, including changes in prices and demand, tariffs, curtailments by suppliers, severe weather, environmental regulations, war and hostilities, and other factors. For additional information and a discussion of risks, see Item 1A. Risk Factors, Item 7. MD&A—Executive Overview of 2025 and Future Outlook and Item 8. Note 12. Commitments and Contingent Liabilities.

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

In August 2022, the Inflation Reduction Act (IRA) was signed into law expanding incentives that promote carbon-free generation. The enacted legislation established the production tax credit (PTC) for electricity generation using nuclear energy, which began January 1, 2024 and is available through 2032. PSEG Power’s nuclear plants are eligible to benefit from the PTC. The expected PTC rate is up to $15 per megawatt hour (MWh) subject to adjustment based upon a facility’s gross receipts and meeting prevailing wage rules. The PTC rate and the gross receipts threshold are subject to annual inflation adjustments. Until additional guidance is issued by the U.S. Treasury, the final realized value of the PTC is subject to adjustment, which may be material. PSEG did not record any PTCs for any of its nuclear units in 2025 as gross receipts exceeded the level at which we would receive PTCs. However, the PTC continues to provide a benefit to our nuclear units by helping to mitigate the exposure to potential downside market volatility.

Our nuclear generating units’ performance and market prices have a considerable effect on our profitability. The PTC is designed to increase with inflation, and therefore, future inflation levels will impact the potential financial support for our nuclear units. In addition, market revenues in excess of the PTC threshold provide opportunity for incremental benefit.

PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were also awarded zero emission certificates (ZECs) by the BPU through May 2025. These nuclear plants received ZEC revenue from the electric distribution companies (EDCs) in New Jersey, which was equivalent to approximately $10/MWh. ZEC revenue recorded was reduced by the estimated PTCs generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants. ZEC revenue will be adjusted based upon the actual amount of the PTCs when guidance is issued on how to calculate gross receipts and that adjustment could be material.

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

Hedging Strategy

Generally, we seek to hedge the financial risks of our generation through sales at PJM West or other nodes corresponding to our nuclear generation portfolio. Our hedge transactions in PJM generally reflect energy sales at the liquid PJM Western Hub or other basis locations when available and other transactions that seek to secure price certainty for our energy output. Our hedging practices help to manage some of the volatility of the nuclear generation business when forward prices are greater than the level at which we would receive PTCs.

To mitigate volatility in our results, we seek to contract in advance to hedge the price exposure for a significant portion of our anticipated electric output, capacity and fuel needs. Our hedging strategy also considers the risk reduction impact of the PTC, as the PTC is intended to provide sufficient and stable support for nuclear units. While the PTC eligibility period began in January 2024, the U.S. Treasury has yet to issue guidance regarding the definition of gross receipts. We continue to analyze the impact of the IRA on our nuclear units, including potential future guidance from the U.S. Treasury, potential impacts on hedging strategies and overall financial support.

We historically have sold a portion of our anticipated generation over a multi-year forward horizon, normally over a period of up to three years, while also retaining the flexibility to add hedges for longer terms if market conditions are favorable. Our hedging strategy has incorporated an estimated range of risk reduction impacts from the PTCs on our nuclear generation portfolio while retaining the ability to benefit when market pricing exceeds the level at which we would receive PTCs. As of December 31, 2025, we expect that our current portfolio position for 2026 will result in the realized value of our nuclear generation output being above the level at which we would receive PTCs. Our strategy may continue to evolve taking into account energy market conditions, PTC guidance uncertainty, and potential incremental changes upon receiving U.S. Treasury guidance.

Our fuel strategy is to maintain certain levels of uranium in inventory and to make periodic purchases to support such levels.

LIPA Operations Services Agreement (OSA)

PSEG LI has been operating LIPA’s electric T&D system in Long Island, New York since 2014 under a 12-year OSA with LIPA that expired on December 31, 2025. In 2025, a five year extension of the contract was approved. A competitor in the contract bidding process filed litigation against LIPA challenging the process. LIPA filed a motion to dismiss the competitor’s claim as untimely, which was granted by the New York Supreme Court in December 2025. The competitor filed an appeal in January 2026.

Under the OSA, PSEG LI acts as LIPA’s agent in performing many of its obligations and in return (a) is prefunded for pass-through operating expenditures, (b) receives a fixed management fee and (c) is eligible to receive an incentive fee contingent on meeting established performance metrics.

Competitively Bid, FERC Regulated Transmission

PSEG continues to evaluate investment opportunities in regulated transmission. In December 2023, PJM awarded us an approximately $424 million project to construct a 500 kV transmission line to address increasing load and reliability issues in Maryland and northern Virginia as part of its 2022 Window 3 competitive solicitation. PJM directed that the project be placed in service in 2027. However, based on the procedural timeline established by order of the Maryland Public Service Commission, we do not currently believe a 2027 in-service date for the project is reasonably achievable. We are continuing to take all available steps to obtain approvals for timely project execution. We cannot predict the outcome.

PSEG will continue to evaluate opportunities to participate in transmission solicitation processes and may decide to submit bids for these opportunities, some of which could be material investments. For additional information, see Item 7. MD&A— Executive Overview of 2025 and Future Outlook.

Energy Holdings

Energy Holdings maintains our portfolio of legacy lease investments. See Item 8. Note 7. Long-Term Investments and Note 8. Financing Receivables for additional information.

COMPETITIVE ENVIRONMENT

PSE&G

Our T&D business is not affected when customers choose alternate electric or gas suppliers since we earn our return on our net investment in rate base to provide T&D service, not by supplying the commodity. Based on our transmission formula rate and the CIP program for electric and gas distribution, we are also minimally impacted by changes in customers’ usage. Our growth is driven by (i) our investment program to deliver energy more reliably by investing to meet anticipated demand growth and modernizing our electric transmission and electric and gas distribution system and (ii) investing in programs that meet State targets to help deliver cleaner energy, including our EE programs to help customers use less energy and investment programs to build EV infrastructure and solar generation. There may also be opportunities to expand into related energy infrastructure, including generation and storage, though participation in these areas is subject to regulatory approval and market design, which continues to evolve. That growth can be affected by customer cost pressures which could result from higher commodity costs, higher supply costs to support subsidized renewable generation, higher operating costs, higher tax rates, macro-economic conditions including inflation, and other factors. Further, technological advances could impact the rate of growth of our gas and electric T&D businesses.

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

The Organization and Compensation Committee of the PSEG Board of Directors is responsible for the oversight of PSEG’s human capital management strategy and risks. It is updated regularly on matters related to culture, executive compensation, and leadership succession and development. Safety metrics, such as leading indicators, serious injury rate, Occupational Safety and Health Administration (OSHA) recordable incidence rate, and OSHA days away from work rate, are regularly monitored and reported to our Board.

Fifty-nine percent of our workforce is represented by six unions under various collective bargaining agreements that cover wages, benefits and other terms and conditions of employment. Our current agreements with all six unions remain in place until 2027 and support strategic objectives and business goals.

The following chart presents our total employee population indicating percentages of employees that are represented by a labor organization:

As of December 31, 2025, women constituted approximately 28% of our non-represented employees and 19% of our total workforce. People who are racially/ethnically diverse constituted approximately 36% of our non-represented employees and 31% of our total workforce.

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

Employee Experience & Engagement

We provide our dedicated workforce the tools, the resources and an inclusive workplace culture needed to deliver safe and reliable energy to our customers. Under our Inclusion for All program, we embrace a broad definition of diversity as reflected in our values where we look to embrace each other’s differences. Our efforts are supported by our Employee Business Resource Groups and Local Inclusion Teams within our business units and field locations. We seek to offer opportunities that are relevant and accessible to all employees, including community outreach, volunteerism, mentorship, recognition and professional development.

To determine if we are being responsive to the needs of our employees, we routinely assess the impact of our work by soliciting employee feedback through focus groups, listening sessions, pulse surveys and a biennial employee engagement survey.

Talent Management

Our recruitment strategy is focused on hiring a workforce to meet our business objectives, including critical skilled trades roles. We have a comprehensive workforce planning strategy to support our hiring needs. It includes hiring ahead of attrition for skilled trades roles, community outreach, workforce development and strategic sourcing with key external partners like trade schools, colleges, county workforce development boards, and other non-profit partners.

We value the growth and development of all our employees and offer a variety of opportunities to enhance their skills and abilities. We hold talent reviews and succession discussions regularly for leadership and critical positions to support workforce planning. We use tailored development opportunities and other tools to build a strong internal pipeline that is ready to take the next step in their careers. We continue to focus on upskilling roles to adapt to evolving technologies and digital advancements.

Total Rewards Program

We support the wellbeing of our employees through a comprehensive total rewards program. We provide competitive compensation to our workforce and offer a benefits program that is designed to support physical, emotional, social and financial wellbeing.

REGULATORY ISSUES

In the ordinary course of our business, we are subject to regulation by, and are party to various claims and regulatory proceedings with FERC, the BPU, the Commodity Futures Trading Commission (CFTC) and various state and federal environmental regulators, among others. For information regarding material matters, other than those discussed below, see Item 8. Note 12. Commitments and Contingent Liabilities. In addition, information regarding PSE&G’s specific filings pending before the BPU is discussed in Item 8. Note 5. Regulatory Assets and Liabilities.

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

Transmission Planning Proceedings—In May 2024, FERC issued a Final Rule to reform regional transmission planning and cost allocation. This order requires transmission providers like PJM to engage in long-term regional planning of not less than 20 years. It also requires certain reforms to the local planning process, including enhancing the transparency of that process and evaluating whether local transmission facilities that need replacing can be “right-sized” to meet broader regional needs.

In December 2025, both PJM and its Transmission Owners made compliance filings at FERC seeking to implement the Final Rule’s requirements, including establishing a comprehensive set of long-term transmission needs based on a 20-year planning horizon, providing a role for the states in identifying needs and solutions, and establishing procedures for identifying and planning “right-sized” replacement facilities. If approved by FERC, these changes will provide a regulatory framework for the planning of transmission infrastructure to help address resource adequacy challenges in PJM. Separately, the PJM Transmission Owners, including PSE&G, are working with the states to develop cost allocation rules to decide who will pay for these long-term transmission facilities, with a FERC filing to be made later in 2026.

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

Regulation of Wholesale Sales—Generation/Market Issues/Market Power

Under FERC regulations, public utilities that wish to sell power at market rates must receive FERC authorization (market-based rate (MBR) authority) to sell power in interstate commerce before making power sales. They can sell power at cost-based rates or apply to FERC for authority to make MBR sales. For a requesting company to receive MBR authority, FERC must first determine that the requesting company lacks market power in the relevant markets and/or that market power in the relevant markets is sufficiently mitigated. Certain PSEG companies are public utilities and currently have MBR authority. These companies, which include PSEG Energy Resources & Trade LLC, PSEG Nuclear LLC and PSE&G must file at FERC every three years to update their market power analyses. At the end of 2025, PSEG filed an updated market power analysis.

In October 2024, FERC issued a Final Rule that eliminates compensation for reactive power in circumstances when the generator is operating within the normal power factor range specified in its interconnection agreement. FERC denied rehearing of this order in June 2025 and in August 2025 accepted a PJM filing that establishes a June 1, 2026 date for elimination of reactive power compensation. In August 2025, PSEG sought judicial review of FERC’s decision. This appeal is pending and we cannot predict the outcome. The loss of reactive power compensation is not expected to have a material impact on PSEG's results of operations.

In addition, there are ongoing proceedings at FERC that may impact the interconnection of large loads such as data centers to the power grid, including addressing the issue of what transmission services and charges should be paid by future co-located customers. In February 2025, FERC issued a “show cause” order directing PJM and PJM transmission owners to explain why the PJM tariff is just and reasonable or, alternatively, what revisions might be necessary to address perceived gaps in the PJM tariff with respect to co-located load arrangements. In December 2025, FERC issued an order in this proceeding finding the PJM tariff to be unjust and unreasonable, directing PJM to file tariff revisions to reflect new types of transmission services that will be made available to co-located loads and establishing a paper hearing to set the appropriate level of charges to be paid by co-located load customers.

Relatedly, in October 2025, in response to a directive by the Secretary of Energy, FERC initiated a rulemaking proceeding to establish rules by the end of April 2026 to facilitate the interconnection of large load customers to the transmission system through a queue process. We cannot predict the outcome of these matters.

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

Over the past few years, RPM has been under considerable scrutiny at both the federal and state level as clearing prices in the capacity auctions have reached unprecedented levels and there is growing concern that the capacity market is not procuring sufficient generation to meet increasing demand for electricity.

In PJM’s most recent capacity auction run in December 2025, the auction cleared at the FERC-approved price cap of $333.44/MW-day, and PJM indicated that without the price cap the clearing price would have been $529.80/MW-day. Furthermore, for the first time, PJM was unable to procure enough generation to meet its reliability requirement, which incorporates a 20% reserve margin to meet demand during times of system stress. In fact, PJM fell 6,625 MW short of meeting this reliability requirement.

In January 2026, the White House’s National Energy Dominance Council and governors from all 13 states in PJM signed an agreement urging PJM to expeditiously reform its capacity market to ensure reliability and lower costs to consumers. Specifically, the agreement seeks to provide “15 year price certainty,” which may be accomplished by having PJM conduct a reliability backstop auction to procure new generation capacity. The agreement also supports an extension of the existing price collar for two more Base Residual Auctions, which PJM has recently indicated it supports. Over the next few months, PJM will be developing rules that will enable it to run such an auction in September 2026 following FERC approval of rules changes. One of the open questions is which set of customers will pay the generation procurement costs, and whether zones where demand exceeds supply will pay a proportionately larger allocation of costs. PJM will also be considering other reforms to its markets.

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

CFTC

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC and the CFTC continue to implement a regulatory framework for swaps and security-based swaps. The rules are intended to reduce risk, increase transparency and promote market integrity within the financial system by providing for the registration and comprehensive regulation of swap dealers and by imposing recordkeeping, data reporting, margin and clearing requirements with respect to swaps. We are currently subject to recordkeeping and data reporting requirements applicable to commercial end users. The CFTC finalized rules establishing federal position limits for trading in certain commodities, such as natural gas. Entities such as PSEG began complying with the rules in 2022.

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

In 2022, the NRC issued an order related to its review of the subsequent license renewal (SLR) application for the Peach Bottom nuclear units which concluded that the previous environmental review required by the National Environmental Policy Act (NEPA) was incomplete and changed the expiration dates for the licenses to 2033 and 2034, until the completion of the NEPA analysis. The NEPA analysis was completed in 2025 and the NRC reinstated the 2053 and 2054 license expiration dates for the Peach Bottom units.

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

In addition to base rates, we recover certain costs or earn on certain investments pursuant to mechanisms known as adjustment clauses. These clauses permit the flowthrough of costs to, or the recovery of investments from, customers related to specific programs, outside the context of base rate proceedings. Recovery of these costs or investments is subject to BPU approval for which we make periodic filings. Delays in the pass-through of costs or recovery of investments under these mechanisms could result in significant changes in PSE&G’s cash flow. PSE&G’s participation in solar, EV and EE programs is also regulated by the BPU, as the terms and conditions of these programs are approved by the BPU. BPU regulation can also have a direct or indirect impact on our power generation business as it relates to energy supply agreements and energy policy in New Jersey.

New Jersey Energy Master Plan (EMP) and Future of Gas Stakeholder Proceeding—In June 2022, the BPU commenced a proceeding to update New Jersey’s EMP. An effort was subsequently undertaken during 2023 through early 2025 to create a revised plan, including a series of stakeholder meetings and comments. In March 2025, BPU Staff and a third-party consultant discussed the results of their modeling. The main themes presented were: a need for continued reliability and affordability; challenges for New Jersey to achieve greenhouse gas reduction goals; the new capacity additions that are needed to maintain system reliability, and that these additions can be “clean firm” additions (without details of the meaning of “clean firm”); and the need for new strategies to guide the evolution of natural gas. Following the receipt of additional comments, in November 2025 the BPU released the updated EMP.

The updated EMP included a set of what was presented as “No Regrets” recommendations, described as strategies the state should pursue regardless of any other planning scenarios or steps taken as a broader energy planning strategy. These recommendations include accelerated deployment of clean energy generation sources (for example, solar, wind, advanced nuclear); continued investment in energy efficiency; grid modernization; transportation electrification; workforce development; and expansion of customer assistance programs. In addition to these strategies, the EMP also presents modeling based on 2023-2024 data for alternative pathways to achieve state goals (high electrification, hybrid electrification and remaining at the current state). Given the new administration took office in January 2026, it is not clear how the EMP might influence New Jersey’s energy policy and we cannot predict the impact on our business that might result.

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

Regional Energy Access (REA) Expansion Project — In September 2024, the United States Circuit Court for the District of Columbia Circuit vacated FERC approval of the REA Expansion Project, which involves a natural gas pipeline running through New Jersey and several other states, and in which PSEG Energy Resources & Trade, LLC, the provider of gas supplies to satisfy PSE&G’s BGSS customers, is a customer. The court found that FERC failed to properly consider the environmental consequences of the project, and the alleged lack of market demand for additional natural gas capacity in New Jersey. In January 2025, FERC responded to the Circuit Court’s concerns and reinstated its approval of the project. In February 2025, a subset of intervenors filed a rehearing request seeking to overturn FERC’s reinstatement of the REA certificate. The same subset of intervenors also filed a motion for an evidentiary hearing. In March 2025, the rehearing request was denied by operation of law, and in August 2025 FERC addressed the arguments raised on rehearing while confirming the denial of the rehearing request and motion for evidentiary hearing.

Energy Efficiency, Triennial Review—In November 2025, BPU Staff issued its straw proposal for the third triennium framework and requirements for energy efficiency programs. The proposed framework suggests changes that, if adopted as proposed, would increase risk to utilities implementing these programs to meet energy efficiency targets that are required by law. PSE&G submitted responsive comments recommending changes to the proposed framework that, if accepted, could better enable optimization of investments and benefits including achieving energy savings targets. Depending on the timing of BPU approval of a final framework, utilities could be expected to file triennium 3 program proposals during 2026 for a program to begin in July 2027. We cannot predict the outcome of this review and straw proposal at this time.

BGS Process—In July 2025, New Jersey’s EDCs, including PSE&G, filed their annual joint proposal for the conduct of the February 2026 BGS auction covering energy years 2027 through 2029. The February 2025 BGS auction resulted in a significant cost increase for electricity supplied by PSE&G and all other New Jersey electric distribution companies that was reflected in customers’ rates beginning June 1, 2025. The cost increases were in large part due to higher prices from the PJM capacity market (base residual auction). Rates resulting from the February 2026 BGS auction will become effective June 1, 2026.

Grid Modernization—In June 2022, following a stakeholder proceeding, the BPU Staff issued a report containing findings and recommendations to update the BPU’s interconnection regulations and processes. In furtherance of the recommendations, in June 2024 the BPU amended its interconnection rules to speed up the interconnection of renewable resources to the distribution grid. Separately, in July 2024, BPU Staff convened a working group to develop recommendations for integrated distribution planning for distributed energy resources. In July 2025 and January 2026, the BPU adopted various regulations intended to streamline the process for utility interconnection applications and ensure compliance with a recently enacted law mandating that EDCs in New Jersey improve the interconnection process for certain grid supply solar and energy storage facilities. We cannot predict the impact on our business or results of operations from this Grid Modernization plan or any laws, rules or regulations promulgated as a result thereof, particularly as they may relate to PSE&G’s electric distribution assets.

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

NRC requires operating nuclear power plant licensees and license applicants to ensure that digital computer and communication systems associated with a nuclear power plant’s safety, security, and emergency preparedness functions are protected from cyberattacks. As a result, computer systems at operating power plants that monitor and control safety systems and help the reactor operate are isolated from external communications. Security systems that provide safeguards of the facility are also isolated from external communications, including the Internet.

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

The Transportation Security Administration, an agency of the DHS, has issued multiple security directives since May 2021 designed to mitigate cybersecurity threats to natural gas pipelines.

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

For additional information related to environmental matters, including proceedings not discussed below, as well as anticipated expenditures for installation of compliance technology, hazardous substance liabilities and fuel and waste disposal costs, see Item 1A. Risk Factors and Item 8. Note 12. Commitments and Contingent Liabilities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (PSEG)

Name	Age as of December 31, 2025	Office	Effective Date First Elected to Present Position

Ralph A. LaRossa	62	Chair of the Board (COB), President and Chief Executive Officer (CEO) - PSEG	January 2023 to present
		President and CEO -PSEG	September 2022 to present
		Chief Operating Officer (COO) - PSEG	January 2020 to August 2022
		COB and CEO - PSE&G	September 2022 to present
		COB, President and CEO - PSEG Power	May 2023 to present
		COB and CEO - PSEG Power	September 2022 to May 2023
		COB and CEO - Energy Holdings	September 2022 to present
		COB, CEO and President - Services	September 2022 to present
		President and COO - PSEG Power	October 2017 to August 2022
		President and COO - PSE&G	October 2006 to October 2017
		COB - PSEG Long Island LLC	December 2020 to August 2022

Daniel J. Cregg	62	Executive Vice President (EVP) and Chief Financial Officer (CFO) - PSEG	October 2015 to present
		EVP and CFO - PSE&G	October 2015 to present
		EVP and CFO - PSEG Power	October 2015 to present

Kim C. Hanemann	62	President and COO - PSE&G	June 2021 to present
		Senior Vice President (SVP) and COO - PSE&G	January 2020 to June 2021

Charles V. McFeaters	66	President and Chief Nuclear Officer - PSEG Nuclear LLC	May 2023 to present
		SVP - Nuclear Operations - PSEG Nuclear LLC	November 2020 to May 2023

Grace Park	50	EVP and General Counsel - PSEG	September 2024 to present
		EVP and General Counsel - PSE&G	September 2024 to present
		EVP and General Counsel - PSEG Power	September 2024 to present
		VP - Deputy General Counsel and Chief Litigation Counsel - Services	July 2020 to September 2024

Sheila J. Rostiac	55	SVP - Chief Administrative Officer and Chief Human Resources Officer - Services	January 2020 to present

Richard T. Thigpen	65	SVP - Corporate Citizenship - Services	July 2018 to present

Rose M. Chernick	62	VP and Controller - PSEG	March 2019 to present
		VP and Controller - PSE&G	March 2019 to present
		VP and Controller - PSEG Power	March 2019 to present

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

Macroeconomic considerations, including inflationary levels, gas and electric supply prices that are passed through to customers and other pressures could factor into our regulators’ assessment in approving the size, duration and timing of cost recovery of certain of these programs. Further, certain negative public and political views by certain stakeholders on energy infrastructure could result in diminishing support for those investments.

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

Significant resource adequacy challenges present affordability and reliability concerns that could cause policymakers to implement responsive measures that could have a material, adverse impact on our business, strategy, growth rates, cash flows, results of operation, and financial condition and increase regulatory uncertainty for utility investment initiatives and programs.

PJM continues to face significant resource adequacy challenges, driven by a lack of sufficient supply to meet electric demand, which has increased significantly over the past several years and is expected to continue to increase going forward. Increasing demand is caused by data centers, EV adoption, electrification and other factors. Insufficient supply to meet forecasted demand has caused increases in energy and capacity prices which, in turn, have caused the customer rates by which we recover electric supply costs to materially increase. This has resulted in continuing affordability concerns that have caused regulators and other policymakers to consider ways to reduce utility rates, including proposing to mitigate electric rate increases, and create increased regulatory uncertainty for utility investment initiatives and programs. Actions that policymakers could implement in response to these affordability concerns could have a material, adverse impact on our business, strategy, growth rates, cash flows, results of operation, and financial condition.

In addition, both lack of supply and increasing demand pose reliability risk for customers. Substantial investments in generation, transmission and distribution will be required to meet current projections of increasing customer demand. Sustained distribution grid modernization will also be required to accommodate increased EE, EV infrastructure, increased penetration of distributed energy resources on the electric system, such as on-site solar generation and also potential deployment of energy storage, fuel cells, and distributed resources technologies. In addition, inability of PJM to procure sufficient capacity to meet demand plus its reserve margin increase future risk of blackouts and load reduction, which may in turn result in litigation, political and regulatory scrutiny and reputational impacts.

We are subject to physical, financial and transition risks related to climate change, including potentially increased legislative and regulatory burdens and changing customer preferences, and we may be subject to lawsuits, all of which could impact our businesses and results of operations.

Climate change may drive change to existing or additional legislation and regulation that may impact our business and shape our customers’ energy preference and sustainability goals, including impacts of potential changes in use of natural gas and electricity due to electrification over the long-term and the impact on need for additional generation to meet those electric needs. These factors could impact the need to invest in our electric and gas T&D systems and, therefore, our growth rate.

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

These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and T&D systems, resulting in increased maintenance and capital costs (and potentially increased financing needs), increased regulatory oversight, and lower customer satisfaction. Where recovery of costs to restore service and repair damaged equipment and facilities is available, any determination by the regulator not to permit timely and full recovery of the costs incurred could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

To the extent financial markets view climate change and greenhouse gas (GHG) emissions as a financial risk, our ability to access capital markets could be negatively affected or cause us to receive less than favorable terms and conditions.

While the CIP protects PSE&G’s margin variances against changes in customer usage of gas and electricity, climate change-related state policy goals, including but not limited to those related to GHG emissions reductions, energy efficiency targets, solar targets, energy storage targets, encouragement of electrification through EV adoption, policies to encourage electrification of end use equipment currently fueled by natural gas, and the associated legislative and regulatory responses, may create additional costs for our customers and/or our business, which could be material.

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

Further, our business is subject to policy, regulatory, technology and economic uncertainties and contingencies, including regulatory approvals required for our various investments, many of which are beyond our control and may affect planned investments and our ability to meet GHG emissions reduction or climate-related goals that we may set from time to time, in a cost-effective manner or at all.

We may be adversely affected by asset and equipment failures, gas explosions, accidents, critical operating technology or business system failures, natural disasters, severe weather events, acts of war or terrorism or other acts of violence, sabotage, physical attacks or security breaches, cyberattacks, or other incidents, including pandemics, that impact our ability to provide safe and reliable service to our customers and remain competitive and could result in substantial financial losses.

The success of our businesses is dependent on our ability to continue providing safe and reliable service to our customers while minimizing service disruptions. We are exposed to the risk of asset and equipment failures, gas explosions or leaks, accidents, pandemics, natural disasters, severe weather events, acts of war or terrorism or other acts of violence, including active shooter situations, sabotage, physical attacks or security breaches, cyberattacks or other incidents, which could result in damage to or destruction of our substations or other facilities or infrastructure, or damage to persons or property, fire, loss of life, outages, mechanical problems, environmental pollution, electric and gas supply interruptions or other adverse impacts to our business. Further, a major failure of availability or performance of a critical operating technology or business system, and inadequate preparation or execution of business continuity or disaster recovery plans for the loss of one or several critical systems, could result in extended disruption to operations or business processes, damage to systems and/or loss of data. We have historically benefited from access to mutual aid, a voluntary and reciprocal arrangement with other utilities that provides access to a trained and flexible labor force which has helped to reduce outage restoration times during extreme weather events. There is no guarantee that we will have continued access to mutual aid as the frequency of severe weather events rises.

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

Long-lived assets represent approximately 73% and 80% of the total assets of PSEG and PSE&G, respectively, as of December 31, 2025. Management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, including a disallowance of certain costs, a potential sale or disposition of an asset significantly before the end of its useful life, business climate or market conditions, including prolonged periods of adverse commodity and capacity prices, could potentially indicate an asset’s or group of assets’ carrying amount may not be recoverable. Significant reductions in our expected revenues or cash flows for an extended period of time resulting from such events could result in future asset impairment charges, which could have a material adverse impact on our financial condition and results of operations.

Disruptions or cost increases in our supply chain, including labor shortages, could materially impact our business.

The supply chain of goods and services could be impacted by several factors, including sanctions, tariffs, manufacturing labor shortages, domestic and international shipping constraints, increases in demand, physical alterations in technologies that create cyber risks, and shortages of raw materials and specialty components. This could cause price increases in some areas and delivery delays of certain goods, which could increase our costs and impact our operations.

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
•
our current level of indebtedness and compliance with covenants in our debt instruments and credit agreements;
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

Cybersecurity threats to the energy market infrastructure are increasing in sophistication, magnitude and frequency. Because of the inherent vulnerability of infrastructure and technology and operational systems to disability or failure due to hacking, viruses, malicious or destructive code, phishing and other social engineering attacks, denial of service attacks, ransomware, acts of war or terrorism, or other cybersecurity incidents, we face increased risk of cyberattack. We rely on information and operational technology systems and network infrastructure to operate our generation and T&D systems and to conduct power marketing and hedging activities. We also store sensitive data, intellectual property and proprietary or personally identifiable information regarding our business, infrastructure, employees, shareholders, customers and vendors on our IT systems. In addition, the operation of our business is dependent upon the IT systems of Nth parties (i.e., our third parties and other business relationships, including fourth parties, etc.), including our vendors, regulators, RTOs and ISOs, among others. Our and Nth-party operational and IT systems and products may be vulnerable to cybersecurity attacks involving fraud, malice or oversight on the part of our employees, other insiders or Nth parties, whether domestic or foreign sources. Further, new types of cyberattacks, whether directed at our own infrastructure and technology and operational systems or that of third parties, may be generated or enhanced through the use of Artificial Intelligence (AI) and/or cloud-based infrastructure. A successful cybersecurity attack may result in unauthorized use of our systems to cause disruptions at an Nth party. Cybersecurity risks to our operations include:

•
disruption of the operation of our assets, the fuel supply chain, the power grid and gas T&D,
•
theft of confidential company, employee, shareholder, vendor or customer information, and critical energy infrastructure information, which may cause us to be in breach of certain covenants and contractual, legal or regulatory obligations and pose risk to our system and our customers,
•
general business system and process interruption or compromise, including preventing us from servicing our customers, working remotely, collecting revenues or recording, processing and/or reporting financial information correctly, and
•
breaches of vendors’ infrastructures where our confidential information is stored.

We and our Nth-party vendors have been and will continue to be subject to cybersecurity attacks, including but not limited to ransomware, denial of service, business email compromises, and malware attacks. To date, there has been no material impact or reasonably likely material impact on our business strategy, results of operations or financial condition from these attacks or other cybersecurity incidents, including as a result of prior cybersecurity incidents. However, we may be unable to prevent all such attacks in the future from having such a material impact as such attacks continue to increase in sophistication and frequency. If a significant cybersecurity event or breach occurs within our company or with one of our material vendors, we could be exposed to loss of revenue, repair costs to intellectual and physical property, fines and penalties if determined that we were in non-compliance with existing laws and regulations, litigation costs, increased costs to finance our businesses, negative publicity, damage to our reputation and loss of confidence from our customers, regulators, investors, vendors and employees. The misappropriation, corruption or loss of personally identifiable information and other confidential data from us or one of our vendors could lead to breach notification expenses, mitigation expenses such as credit monitoring, and legal and regulatory fines and penalties. Moreover, new or updated security laws or regulations, including laws and regulations that respond to evolving application of AI, or unforeseen threat sources could require changes in current measures taken by us and our business operations, which could result in increased costs. Similarly, a significant cybersecurity event or breach experienced by a competitor, regulatory authority, RTO, ISO, or vendor could also materially impact our business and results of operations via enhanced legal and regulatory requirements. The amount and scope of insurance we maintain against losses that result from cybersecurity incidents may not be sufficient to cover losses or adequately compensate for resulting business disruptions. To address the risks to our information and operational technology systems, we maintain a cybersecurity program that includes policies and controls, cybersecurity insurance, cybersecurity governance and compliance, awareness and training, table-top exercises, logging and monitoring, and testing. These preventative actions reduce the likelihood and potential impact of cybersecurity breaches. For a discussion of state and federal cybersecurity regulatory requirements and information regarding our cybersecurity program, see Item 1C. Cybersecurity. Further, we are subject to changing data protection laws in the U.S. and abroad. Legal requirements and regulatory scrutiny for the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve and expand, which may present material obligations and risks to our business, including expanded compliance burdens, restrictions on transfer of personal data, costs, and enforcement risks.

Failure to attract and retain a qualified workforce could have an adverse effect on our business.

Certain events such as an aging workforce looking to retire without an opportunity to transfer knowledge to a successor, inadequate workforce plans and replacements, lack of skill set to meet current and evolving business needs, a culture that does not foster inclusion leading to turnover, a failure to successfully negotiate new collective bargaining agreements with our labor unions on mutually acceptable terms or at all, acts of violence in the workplace, inadequate training and a workforce that is not engaged may lead to operating challenges, safety concerns and increased costs. The challenges include loss of knowledge and a lengthy time period associated with skill development, increased turnover, costs for contractors to replace employees, poor productivity, and a lack of innovation. Specialized knowledge and experience are required of employees across PSEG and its affiliates. There is competition for these skilled employees. Failure to hire and adequately train and retain employees, including the transfer of significant historical knowledge and expertise to new employees, may adversely affect our results of operations, financial position and cash flows.

Inflation, including increases in the costs of equipment and materials, fuel, services and labor could adversely affect our operating results.

Higher costs from suppliers of equipment and materials, fuel and services and labor and health care costs to attract and retain our workforce, as well as policy matters such as tax rates, tariffs and other policies impacting costs, could lead to increased costs. Also, seeking recovery of higher costs in future distribution base rate cases could pressure customer rates, resulting in a potentially adverse outcome of such proceedings, or in other proceedings, including the proposal of certain investment programs or other proceedings that impact customer rates.

Covenants in our debt instruments and credit agreements may adversely affect our business.

PSEG’s, PSE&G’s and PSEG Power’s debt instruments contain events of default customary for financings of their type, including cross accelerations to other debt of that entity. PSEG’s, PSE&G’s and PSEG Power’s bank credit agreements contain events of default customary for financings of their type, including cross defaults and accelerations and, in the case of PSEG’s and PSEG Power’s bank credit agreements, certain change of control events. PSEG’s, PSE&G’s and PSEG Power’s bank credit agreements, and PSEG Power’s debt instruments contain certain limitations on the incurrence of liens and PSEG Power’s bank credit agreements and debt instruments also contain limitations on the incurrence of certain subsidiary debt. PSEG Power’s bank credit agreements contain limitations on sales of assets and PSEG Power’s debt instruments contain limitations on certain sale and leaseback transactions. PSEG Power's term loan agreements contain a change-of-control clause, which includes under certain circumstances, PSEG Power ceasing to be a wholly owned subsidiary of PSEG. Our ability to comply with these and future covenants may be affected by events beyond our control. If we fail to comply with the covenants and are unable to obtain a waiver or amendment, or a default exists and is continuing under such debt, the lenders or the holders or trustee of such debt, as applicable, could give notice and declare outstanding borrowings and other obligations under such debt immediately due and payable. We may not be able to obtain waivers, amendments or alternative financing, or if obtainable, it could be on terms that are not acceptable to us. Any of these events could adversely impact our financial condition, results of operations and cash flows.

Financial market performance directly affects the asset values of our defined benefit plan trust funds and Nuclear Decommissioning Trust (NDT) Fund. Market performance and other factors could decrease the value of trust assets and could result in the need for significant additional funding.

The performance of the financial markets will affect the value of the assets that are held in trust to satisfy our future obligations under our defined benefit plan and to decommission our nuclear generating plants. A decline in the market value of the defined benefit plan trust funds could increase our pension plan funding requirements and result in increased pension costs in future years. The market value of our defined benefit plan trusts could be negatively impacted by adverse financial market conditions that reduce the return on trust assets, decreased interest rates used to measure the required minimum funding levels, and future government regulation. Additional funding requirements for our defined benefit plan could be caused by changes in required or voluntary contributions, an increase in the number of employees becoming eligible to retire and changes in life expectancy assumptions. A decline in the market value of our NDT Fund could increase PSEG Power’s funding requirements to decommission its nuclear plants. An increase in projected costs could also lead to additional funding requirements for our decommissioning trust. Failure to adequately manage our investments in our defined benefit plan trusts and NDT Fund could result in the need for us to make significant cash contributions in the future to maintain our funding at sufficient levels, which would negatively impact our results of operations, cash flows and financial position.

If we are unable to enter into or extend certain significant contracts, this may negatively affect our financial condition and operating results

We are party to, and are also exploring opportunities to enter into, several contracts from which we currently or may in the future derive significant revenues.

PSEG Power sells wholesale natural gas, primarily through a full-requirements BGSS contract with PSE&G to meet the needs of PSE&G’s default gas supply service customers. In 2022, the BPU approved an extension of the long-term BGSS contract to March 31, 2027, and thereafter the contract remains in effect unless terminated by either party with a two-year notice. PSEG LI has an OSA with LIPA to operate LIPA’s electric T&D system in Long Island which was recently extended through 2030. Any discontinuation of these contracts may negatively affect our financial condition and operating results.

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
•
increases and decreases in generation capacity, including the addition of new supplies of power as a result of the development of new power plants, expansion of existing power plants, continuing retirement of existing generation units, inability of, or delay in, new generating units being placed online, the retention of power plants that were expected to be retired or recently retired units being returned to service, the extent to which those generating units are firm or intermittent, or additional transmission capacity;
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

Our generation business currently involves the establishment of forward sale positions in the wholesale energy markets on long-term and short-term bases. If the realized value of our generation falls outside of the level at which we would receive PTCs, to the extent that we have contracted obligations in excess of energy we have produced, an increase in market prices could reduce profitability. If the strategy we utilize to hedge our exposure to these various risks or if our internal policies and procedures designed to monitor the exposure to these various risks are not effective, we could incur material losses. Our market positions can also be adversely affected by the level of volatility in the energy markets that, in turn, depends on various factors, including weather in various geographical areas, short-term supply and demand imbalances, and pricing differentials at various geographic locations. These risks cannot be predicted with certainty.

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

Advances in distributed generation technologies, such as fuel cells, micro turbines, micro grids, windmills and net-metered solar installations, coupled with subsidies, could (i) affect the price of energy, (ii) reduce energy deliveries as customer-owned generation becomes more cost-effective, (iii) require further improvements to our distribution systems to address changing load demands, and (iv) make portions of our transmission and/or distribution facilities obsolete prior to the end of their useful lives. These technologies could also result in further declines in commodity prices or demand for delivered energy.

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

In the spot markets, we are exposed to the risks of the default sharing mechanisms that exist in those markets, some of which attempt to spread the risk across all participants. Therefore, a default by a third party could increase our costs, which could negatively impact our results of operations and cash flows. We hedge generation output through the execution of bilateral contracts. These contracts are subject to credit risk, which relates to the ability of our counterparties to meet their contractual obligations to us. Any failure of these counterparties to perform could have a material adverse impact on our results of operations, cash flows and financial position.

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

Because the obligations under most of these forward sale agreements are not contingent on a unit being available to generate power, PSEG Power’s results of operations and cash flows are at risk even in the event of a plant outage, or a reduction in the available capacity of the unit. To the extent that PSEG Power does not meet its expected nuclear generation output, PSEG Power would be required to pay the difference between the market price and the contract price on its financial contracts without receiving the physical spot energy revenue or be required to purchase energy at higher prices to cover its shortfall. In addition, as capacity performance resources in PJM, PSEG’s nuclear units have been and will in the future be required to pay penalties if a forced outage at a plant occurs during a declared emergency event within PJM as defined by PJM's rules and that plant’s expected performance exceeds its actual performance during such event. The amount of such payments could be substantial and could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, changing market design rules, including capacity performance rules and the design and timing of capacity market auctions, and/or failure to follow existing rules by PJM or market participants, as well as any future supply/demand imbalance in PJM, creates regulatory uncertainty and reliability risk.

Generation activities at the Peach Bottom plants present risks similar to those to which nuclear generation plants that we operate are subject.

Generation activities at, and the operation of, the Peach Bottom plants present risks similar to those described above in GENERAL OPERATIONAL AND FINANCIAL RISKS and RISKS RELATED TO OUR GENERATION BUSINESS and below in REGULATORY, LEGISLATIVE AND LEGAL RISKS.

While we have a 50% ownership interest in the Peach Bottom nuclear generation plants, these plants are operated by a third party and, therefore, we have limited control over the risks associated with these plants.

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

The BPU also conducts periodic combined management/competitive service audits of New Jersey utilities related to affiliate standard requirements, competitive services, cross-subsidization, cost allocation and other issues. A finding by the BPU of non-compliance with these requirements could potentially impact our business, results of operations and cash flows. For information regarding PSE&G’s most recent affiliate and management audit, see Item 8. Note 12. Commitments and Contingent Liabilities.

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

PSE&G is a regulated public utility that operates and invests in an electric T&D system and a gas distribution system as well as certain regulated clean energy investments, including solar and EE within New Jersey. PSE&G invests in capital projects to maintain and improve its existing T&D system and to address various public policy goals and meet customer expectations. Transmission projects are subject to the rules governing PJM's FERC-approved transmission expansion planning process which may be challenged in the future as well as other FERC rules, while distribution and clean energy projects are subject to approval by the BPU. The costs of PSE&G’s transmission projects are subject to prudency challenge at FERC and PSE&G’s rates themselves may also be challenged at FERC. FERC has also proposed elimination of certain transmission rate incentives, including the incentive that PSE&G receives for being a transmission owner member of PJM and accepting the related risk of RTO membership.

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

We are subject to regulation by federal authorities. Such regulation affects almost every aspect of our businesses, including management and operations; the terms and rates of transmission services; the rules governing the payments we receive from PJM markets; investment strategies; the financing of our operations and the payment of dividends. Failure to comply with these regulations could have a material adverse impact on our ability to operate our business and could result in fines, penalties or sanctions.

Hazardous Substance Liability—PSEG’s operations involve substances and byproducts classified by environmental regulations as hazardous. These regulations impose handling, storage and disposal requirements for hazardous materials. They can also impose strict and joint and several liability for damages to the environment, including cash penalties. Federal and state environmental laws and regulations require the cleanup of discharged hazardous substances.

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

A significant input into PJM’s transmission planning process is its regional load forecast, which is adjusted on an annual basis. PJM’s regional load forecast has increased significantly over the past few years, reflecting increased expectations of large customer growth and in January 2026, PJM provided an annual update of its load forecast in the PSEG zone and across PJM to reflect continued expectations of large customer growth. Developing an accurate load forecast that reflects customer demand of the state – and other states in PJM – is critical to ensure that transmission is planned and built where it is needed to maintain reliability and that sufficient generation is procured in the capacity market.

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

MBR Authority and Other Regulatory Approvals—Under FERC regulations, public utilities that sell power at market rates must receive MBR authority before making power sales, and the majority of our businesses operate with such authority. Failure to maintain MBR authorization, or the effects of any severe mitigation measures that would be required if market power was evaluated differently in the future, could have a material adverse effect on our business, financial condition and results of operations. In December 2025, all of PSEG’s operating companies with MBR authority filed at FERC for acceptance of the companies’ updated triennial market power analysis. This filing remains pending at FERC.

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

The markets, and/or PTC may not provide sufficient financial support for our New Jersey nuclear plants which could result in the retirement of all of these nuclear plants.

As further described in Item 7. MD&A—Executive Overview of 2025 and Future Outlook, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs by the BPU through May 2025.

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

If the markets or PTC do not provide sufficient financial support, or, in the case of the Salem nuclear plants, decisions by the EPA and state environmental regulators regarding the implementation of Section 316(b) of the CWA and related state regulations, or other factors, PSEG Power may take all necessary steps to cease to operate all of these plants and will incur associated costs and accounting charges in the event that the financial condition of the plants is materially adversely impacted in the future. Ceasing operations of these plants would result in a material adverse impact on PSEG’s results of operations.

We may be adversely affected by changes in energy regulatory policies, including energy and capacity market design rules and developments affecting transmission.

The energy industry continues to be regulated and the rules to which our businesses are subject are always at risk of being changed. PJM’s capacity market design rules continue to evolve and change, including in response to projections of higher demand, lack of sufficient generation capacity and extreme weather events. These changes have led to capacity market auction delays and rules changes that have created regulatory and business uncertainty. For a discussion of recent changes in energy regulatory policies that may affect our business and results of operations, see Item 1. Business—Regulatory Issues—Federal Regulation.

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

We are subject to numerous federal, state and local environmental laws and regulations that may significantly limit or affect our businesses, result in significant litigation, adversely impact our business plans and/or expose us to significant environmental fines, costs and other liabilities.

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

Environmental laws and regulations have generally become more stringent over time, and this trend is likely to continue. For further discussion of environmental laws and regulations impacting our business, results of operations and financial condition, including the impact of federal and state laws and regulations relating to remediation of environmental contamination, see Item 8. Note 12. Commitments and Contingent Liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

PSEG and PSE&G

None.

ITEM 1C. CYBERSECURITY

To reduce the likelihood and severity of cybersecurity incidents, we maintain a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity, and availability of our technology systems and business operations. For a discussion of cybersecurity risks, see Item 1A. Risk Factors.

Risk Management and Strategy

Our processes for assessing, identifying, and managing material risks from cybersecurity threats include:

•
Ongoing Assessment—Cybersecurity, led by the VP, Chief Information Security Officer (CISO), reporting to the SVP, Chief Information and Digital Officer (CIDO), is staffed with cyber professionals who assess material risks from cybersecurity threats. In addition, the Cybersecurity Council, comprised of senior management, is kept apprised of PSEG’s cybersecurity program, including any emerging risks, and provides guidance on the strategic direction of the program.
•
Engagement of Nth Parties—We engage Nth parties (third parties and other business relationships, including fourth parties, etc.), such as cybersecurity service providers, risk management firms, and external legal counsel, to assess material risks from cybersecurity threats, assess our internal incident response preparedness and cyber posture, support incident response, conduct tabletop exercises, and comply with applicable laws and regulations. We also carry cybersecurity insurance that provides certain protection against losses from a cybersecurity incident. Regulatory agencies, including, but not limited to, the NRC, Transportation Security Administration (TSA), and NERC, inspect applicable components of our cybersecurity program.
•
Nth-Party Service Provider Management—We maintain processes to oversee and identify risks from cybersecurity threats associated with our use of Nth-party service providers, including a risk-based vendor management program, which incorporates cybersecurity contractual provisions, vendor security assessments and, if appropriate, periodic audits.
•
Technical Safeguards—We manage controls to protect our network perimeter, internal IT, and Operational Technology (OT) environments, including internal and external firewalls, network intrusion detection and prevention tools, penetration testing, vulnerability assessments, threat intelligence, endpoint security, and access controls.
•
Training and Awareness—We provide mandatory annual cybersecurity training to all personnel with network access, and additional education to personnel with access to industrial control systems and/or customer information systems. We conduct phishing exercises with progressive consequences for failures. We also share periodic cybersecurity awareness messages and each year, in recognition of Cybersecurity Awareness Month, we host presentations from internal and external cyber experts on diverse cyber topics. These efforts better enable those with network access to identify potential cybersecurity risks and escalate them appropriately.
•
Incident Response Plans—We maintain and periodically update a cyber incident response plan that covers technical (i.e., detection, response, and recovery) and collaborative (i.e. external communication/disclosure and legal compliance) aspects of cyber incident and breach response; and conduct tabletop exercises to test plan effectiveness (both internally and through external exercises).
•
Mobile Security—We maintain controls to prevent loss of data through mobile devices.
•
Artificial Intelligence Security—We maintain AI governance, including policies and a council, incorporating AI into our Nth Party Risk Assessment process, and implementing technical controls that enable people to use AI to complete tasks more efficiently and our cyber team to better combat more sophisticated threats that make use of AI.
•
Physical Security—We maintain physical security measures to protect our OT systems, consistent with a defense in-depth and risk-tiered approach. Physical security measures may include access control systems, video surveillance, around-the-clock command center monitoring, and physical barriers (e.g. fencing, walls, and bollards). Additional features of PSEG’s physical security program include threat intelligence, insider threat mitigation, background checks, a threat level advisory system, a business interruption management model, and active coordination with federal, state, and local law enforcement officials. See Item 1. Business. Regulatory Issues—Federal Regulation for a discussion of Critical Infrastructure Protection standards that the NERC promulgated that mitigate risk associated with both cybersecurity and physical security of PSEG’s critical facilities.

These processes are integral to our overall risk management system/processes and inform the identification and assessment of risks and mitigations through our Enterprise Risk Management (ERM) program. The ERM team, led by the SVP, Audit, Enterprise, Risk and Compliance (AERC) considers cybersecurity risks alongside other PSEG risks, and facilitates discussion with PSEG subject matter experts to identify cybersecurity risks, evaluate their potential severity and likelihood, identify mitigations, including those identified above, and assess the impact of those mitigations on residual risk. In addition, PSEG maintains a Risk Management Committee (RMC), responsible for assessing exposure to and determining PSEG's overall risk management strategy, including with respect to cybersecurity. The RMC, supported by the ERM function, is chaired by the SVP, AERC and consists of members of senior management including the CIDO and six of the CEO’s other direct reports. In discharging its responsibilities related to cybersecurity threats, the RMC has received presentations from the CISO. To date, there has been no material impact or reasonably likely material impact on our business strategy, results of operations or financial condition from cybersecurity attacks or incidents.

Governance

–
PSEG Board of Directors (Board) Oversight of Risks from Cybersecurity Threats:
•
PSEG Board—The PSEG Board has ultimate responsibility for the oversight of risk management at PSEG, overseeing PSEG’s risk management program and reviewing the most significant risks facing PSEG, including cybersecurity risks. The Governance, Nominating and Sustainability Committee of the PSEG Board reviews key enterprise risks, including cybersecurity risks, and recommends to the Board the mapping of each risk to an appropriate committee or the full Board, in accordance with the allocation of risk categories reflected in the charter of each committee. Through this process, cybersecurity risks are mapped primarily to the Board’s Industrial Operations Committee (IOC), and also the Audit Committee. In providing oversight of risks from cybersecurity threats, the Board is informed of cybersecurity incidents as appropriate, by way of updates from Senior Management, pursuant to PSEG’s Cybersecurity Incident Response Plan, as administered by the CISO.
•
IOC—At the PSEG Board level, the IOC holds the primary responsibility, as enumerated in its charter, for overseeing PSEG’s cybersecurity program and assessing overall compliance through active, independent and critical oversight. The IOC is informed of cybersecurity risks by the CIDO and/or the CISO, during the IOC’s four regularly scheduled meetings per year, which each include cybersecurity as a standing agenda item. Cybersecurity updates to the IOC include discussions on OT and IT cyber risks, cybersecurity updates from the CISO and/or CIDO, and reviews of a corporate cybersecurity scorecard and other performance indicators. The CIDO and CISO regularly attend IOC meetings. In addition, the IOC meets with the CISO in executive session with no other members of management present. To ensure the full Board is kept informed about the cybersecurity risks discussed at the IOC meetings, the cybersecurity materials provided to the IOC are available for full viewing by all members of the Board, members of the Board who are not IOC members have a courtesy invitation to each IOC meeting, and the Chair of the IOC provides a summary of IOC meetings to the full Board, typically the day after the meeting takes place.
•
Audit Committee—The Audit Committee is responsible for overseeing cybersecurity risks related to financial reporting and internal controls. The Audit Committee receives an annual cybersecurity update from the CISO, either with the full Board or the IOC in attendance. Audit Committee members have an invitation to all IOC meetings, have full access to IOC meeting materials, and receive the summary of IOC meetings from the IOC Chair as noted above.
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

As noted above, the CIDO regularly attends and provides updates with the CISO to the IOC.

The CIDO remains informed about the monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents through the CISO and other members of the cybersecurity team, who are tasked with these responsibilities on a day-to-day basis.

•
CISO—The CISO has day-to-day responsibility for PSEG’s cybersecurity, including the assessment and management of material risks to PSEG from cybersecurity threats, and leads the cybersecurity team. The CISO served in this role since July 2024. Our CISO has over 24 years of experience in cybersecurity and served as a VP, CISO in the manufacturing/chemicals sector prior to joining PSEG. Our CISO started her career at the Department of Defense and led cyber teams in the financial and retail sectors. Our CISO holds an MBA in strategy, an MSE in Computer Science, a BS in Computer Science, and multiple cybersecurity certifications, including Certified Information Systems Security Professional.

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

•
Cybersecurity Council—The Cybersecurity Council, chaired by the CISO, ensures that senior management, and ultimately, the Board, are given the information required to exercise proper oversight over cybersecurity risks and that escalation procedures are followed. The Cybersecurity Council meets at least six times annually to receive reports on the state of PSEG’s cybersecurity program, provide guidance on the strategic direction of the program, discuss emerging cybersecurity issues, and review the cybersecurity scorecard to measure performance of key risk indicators. The Cybersecurity Council receives presentations from the CISO, members of the Cybersecurity team, other IT domain experts, cybersecurity managing counsel and external cybersecurity experts, and participates in tabletop exercises. In addition to the CISO, the Cybersecurity Council members include the: (i) SVP, CIDO; (ii) EVP, General Counsel; (iii) EVP, CFO; (iv) President and COO of PSE&G; (v) President of PSEG Nuclear and Chief Nuclear Officer; (vi) SVP, Corporate Citizenship; (vii) SVP, Chief Administrative Officer and Chief Human Resources Officer; (viii) VP, Corporate Security and Properties; (ix) SVP, AERC; (x) President and COO of PSEG LI; (xi) SVP, Chief Commercial Officer and Strategic Partnerships; and (xii) Vice President, Controller. PSEG’s cybersecurity counsel is also a regular attendee at Cybersecurity Council meetings. In providing oversight of risks from cybersecurity threats, Senior Management is informed of cybersecurity risks through updates shared during Cybersecurity Council meetings and through notifications or updates by the CISO, pursuant to PSEG’s Cybersecurity Incident Response Plan.

For a discussion of regulatory requirements relating to cybersecurity matters, see Item 1. Business—Regulatory Issues.

ITEM 2. PROPERTIES

All of our owned physical property is held by our subsidiaries. We believe that we and our subsidiaries maintain adequate insurance coverage against loss or damage to plants and properties, subject to certain exceptions and deductibles, to the extent such property is usually insured and insurance is available at a reasonable cost. For a discussion of nuclear insurance, see Item 8. Note 12. Commitments and Contingent Liabilities.

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

Electric Property and Facilities

As of December 31, 2025, PSE&G’s electric T&D system included approximately 25,000 circuit miles and 871,000 poles, of which 64% are jointly-owned. In addition, PSE&G owns and operates 58 switching stations with an aggregate installed capacity of approximately 40,000 megavolt-amperes (MVA) and 238 substations with an aggregate installed capacity of approximately 10,890 MVA. In addition, PSE&G owns four electric distribution headquarters and five electric sub-headquarters.

Gas Property and Facilities

As of December 31, 2025, PSE&G’s gas system included approximately 18,000 miles of gas mains, 12 gas distribution headquarters, two sub-headquarters, and two meter shops serving all of its gas territory in New Jersey. In addition, PSE&G operates 54 natural gas metering and regulating stations, of which 25 are located on land owned by customers or natural gas pipeline suppliers and are operated under lease, easement or other similar arrangement. In some instances, the pipeline companies own portions of the metering and regulating facilities. PSE&G also owns one liquefied natural gas and three liquid petroleum air gas peaking facilities. The daily gas capacity of these peaking facilities (the maximum daily gas delivery available during the three peak winter months) is approximately 2.9 million therms in the aggregate.

Solar

As of December 31, 2025, PSE&G owned 158 MW dc of installed PV solar capacity throughout New Jersey.

PSEG Power

Generation Facilities

As of December 31, 2025, PSEG Power’s share of installed nuclear generating capacity is shown in the following table:

Name	Location	Total Capacity (MW)	% Owned	Owned Capacity (MW)
Nuclear:
Hope Creek	NJ	1,174	100%	1,174
Salem 1 & 2	NJ	2,280	57%	1,309
Peach Bottom 2 & 3 (A)	PA	2,549	50%	1,275
Total Nuclear		6,003		3,758

(A)
Operated by Constellation Energy Generation, LLC.

ITEM 3. LEGAL PROCEEDINGS

We are party to various lawsuits and environmental and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, see Item 1. Business—Regulatory Issues and Environmental Matters and Item 8. Note 12. Commitments and Contingent Liabilities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, Inc. under the trading symbol “PEG.” As of February 20, 2026, there were 43,642 registered holders.

The following graph shows a comparison of the five-year cumulative return assuming $100 invested on December 31, 2020 in our common stock and the subsequent reinvestment of quarterly dividends, the S&P Composite Stock Price Index, the Dow Jones Utilities Index and the S&P Electric Utilities Index.

	2020	2021	2022	2023	2024	2025
PSEG	$100.00	$118.33	$112.30	$116.36	$165.95	$162.80
S&P 500	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
DJ Utilities	$100.00	$117.01	$118.96	$112.19	$129.21	$144.69
S&P Utilities	$100.00	$117.67	$119.51	$111.05	$137.07	$159.06

On February 24, 2026, our Board of Directors approved a $0.67 per share common stock dividend for the first quarter of 2026. This reflects an indicative annual dividend rate of $2.68 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

The following table indicates the securities authorized for issuance under equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	—	$—	5,937,370
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	5,937,370

The number of shares available for future issuance includes amounts remaining under our 2021 Long-Term Incentive Plan (2021 LTIP) and 2021 Equity Compensation Plan for Outside Directors and the Employee Stock Purchase Plan and reflect a reduction for non-vested restricted stock units and performance share units (PSUs) (assumed at target payout). The number of shares available for future issuance may be increased or decreased depending on actual payouts for the PSUs based on achievement of targets and is increased by the number of shares that are forfeited, canceled or otherwise terminated without the issuance of shares. For additional discussion of specific plans concerning equity-based compensation, see Item 8. Note 17. Stock Based Compensation.

From time to time, PSEG may repurchase shares to satisfy obligations under equity compensation awards and repurchase shares to satisfy purchases by employees under the Employee Stock Purchase Plan (ESPP). In November 2025, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards and the repurchase of shares to satisfy purchases by employees under the ESPP. The following table indicates our common share repurchases in the open market during the fourth quarter of 2025 to satisfy obligations under equity compensation awards that were issued in 2025 and purchases by employees under the ESPP during 2025.

Three Months Ended December 31, 2025	Total Number of Shares Purchased	Average Price Paid per Share
October 1 - October 31	—	—
November 1 - November 30	—	—
December 1 - December 31	850,000	$79.50

There are 865,000 additional shares that remain available to be repurchased under the plan to satisfy obligations under equity compensation awards anticipated to be issued in 2026 and purchases anticipated by employees under the ESPP during 2026. The plan expires on the earlier of the completion of all trades under the plan, April 30, 2026, or the occurrence of such other termination events as specified in the plan, including but not limited to termination of the plan.

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

PSEG’s business consists of two reportable segments, PSE&G and PSEG Power LLC (PSEG Power) & Other, primarily comprised of our principal direct wholly owned subsidiaries, which are:

•
PSE&G—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU), the Federal Energy Regulatory Commission (FERC), and other federal and New Jersey state regulators. PSE&G also invests in regulated solar generation projects and regulated energy efficiency (EE) and related programs in New Jersey, which are regulated by the BPU, and
•
PSEG Power—which is an energy supply company that consists of the operations of merchant nuclear generating assets and fuel supply functions engaged in competitive energy sales via its principal direct wholly owned subsidiaries. PSEG Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC) and other federal regulators and state regulators in the states in which they operate.

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

Our business discussion in Item 1. Business provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Item 1A. Risk Factors provides information about factors that could have a material adverse impact on our businesses. The following discussion provides an overview of the significant events and business developments that have occurred during 2025 and key factors that we expect may drive our future performance. This discussion refers to the Consolidated Financial Statements (Statements) and the related Notes to the Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements and Notes.

EXECUTIVE OVERVIEW OF 2025 AND FUTURE OUTLOOK

We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. Our business plan focuses on achieving growth by allocating capital primarily toward regulated investments in an effort to continue to improve the sustainability and predictability of our business and realizing the value of the consistent and reliable carbon-free generation from our nuclear units. We are focused on investing to meet growing energy demand, modernize our energy infrastructure, improve reliability and resilience, increase EE to meet customer expectations and be well aligned with public policy objectives. With these investments and higher working capital recovery approved in the distribution rate case, our regulated rate base increased from approximately $34 billion as of December 31, 2024 to approximately $36 billion as of December 31, 2025. In addition, our nuclear facilities retain the downside price protection of a production tax credit (PTC) from 2024 through 2032.

For the years 2026-2030, our regulated capital investment program is estimated to be in a range of $22.5 billion to $25.5 billion. We expect these capital investments to result in a compound annual growth rate in our regulated rate base in a range of 6.0% to 7.5% from year-end 2025 to year-end 2030. The regulated capital investments represent the majority of PSEG’s total capital investment program of $24 billion to $28 billion. The low end of the range includes an extension of our Gas System Modernization Program (GSMP) and Clean Energy Future (CEF)-EE program, as these programs are expected to continue beyond their currently approved timeframes. The upper end of our capital investment range includes potential incremental investments to address continued demand growth and other investments to meet infrastructure needs and support New Jersey's clean energy goals.

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

Our GSMP II program extension provided for main replacement through December 2025 plus trailing services replacement and paving costs into 2026 totaling approximately $900 million of investment. Of the $900 million, $750 million is recovered through three periodic rate adjustments with the balance recovered through a future base rate case. In November 2025, the BPU issued an Order approving PSE&G’s GSMP III program, authorizing $1.05 billion of capital investment to replace 525 miles of high pressure cast iron gas mains and unprotected steel mains, with cost recovery through three periodic rate adjustments as portions of the investment are put into service. In that Order, the BPU also authorized $360 million of investment to replace an additional 75 miles of gas main, with cost recovery to be requested in a future base rate case. Investment under the GSMP III program will begin in 2026 and continue through December 2028 plus trailing services replacement and paving costs into 2029.

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

PSEG Power

At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through hedging and the PTC mechanism, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During 2025, our nuclear units generated approximately 30.9 terawatt hours and operated at a capacity factor of 91.2%. Effective April 2025, PSEG Power revised the estimated useful lives for the Salem 1, Salem 2 and Hope Creek nuclear plants due to our expectation that a 20-year license extension will be approved for these facilities. In October 2025, we completed work to extend the refueling cycle at our Hope Creek facility from 18 months to 24 months. In addition, we are planning power uprates at Salem Units 1 and 2 that will increase generation capacity and reliability and support long-term operation of these units, including through a potential subsequent license renewal.

Our hedging strategy continues to incorporate an estimated range of risk reduction impacts from the PTCs on our nuclear generation portfolio while retaining the ability to benefit when market pricing exceeds the level at which we would receive PTCs. As of December 31, 2025, we expect that our current portfolio position for 2026 will result in the realized value of our nuclear generation output being above the level at which we would receive PTCs. Our strategy will continue to evolve taking into account energy market conditions, PTC guidance uncertainty, and potential incremental changes upon receiving U.S.

Treasury guidance. In addition, we continue to explore opportunities for the potential sale of power, capacity and/or emission credits from our nuclear facilities pursuant to long-term agreements.

Climate Strategy and Sustainability Efforts

We remain guided by our vision to power a future where people use energy more efficiently, and it’s safer and delivered more reliably than ever. Our investments remain focused on infrastructure modernization, energy efficiency, and supporting growing customer demand, as well as New Jersey's long-term energy goals. We have adjusted our net zero greenhouse gas (GHG) emissions goal that includes direct GHG emissions (Scope 1) and indirect GHG emissions from operations (Scope 2) across our business operations, which supports New Jersey's clean energy and climate goals, from 2030 to 2050. Transition risks, including federal and/or state policy and regulation, technology availability and affordability, market demands, and customer needs likely will impact the pace of our net zero progress and our ability to achieve the 2050 goal.

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

We continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events. PSE&G is committed to the safe and reliable delivery of natural gas to approximately 1.9 million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The GSMP is designed to improve safety and reliability and significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. From 2018 through 2025 we reduced reported methane emissions by over 30% system wide.

We also continue to focus on working to preserve the economic viability of our nuclear units, which provide over 80% of the carbon-free energy in New Jersey. These efforts include reducing market risk by advocating for state and federal policies, such as the PTC established by the IRA, and capacity market reform and related generator interconnection policies at PJM Interconnection, L.L.C. (PJM) that recognize the value of our nuclear fleet’s carbon-free generation and its contribution to grid reliability and resource adequacy, and potential long-term contracts that recognize the value of its consistent and reliable carbon-free energy.

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

PSEG LI

PSEG LI has been operating LIPA’s electric T&D system in Long Island, New York since 2014 under a 12-year OSA with LIPA that expired on December 31, 2025. In 2025, a five year extension of the contract was approved. A competitor in the contract bidding process filed litigation against LIPA challenging the process. LIPA filed a motion to dismiss the competitor’s claim as untimely, which was granted by the New York Supreme Court in December 2025. The competitor filed an appeal in January 2026.

Financial Results

The financial results for PSEG, PSE&G and PSEG Power & Other for the years ended December 31, 2025 and 2024 are presented as follows:

	Years Ended December 31,
	2025	2024
	Millions, except per share data
PSE&G	$1,745	$1,547
PSEG Power & Other	366	225
PSEG Net Income	$2,111	$1,772

PSEG Net Income Per Share (Diluted)	$4.22	$3.54

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

New Jersey Clean Energy Stakeholder Proceedings

In February 2023, the previous governor of New Jersey issued executive orders (EOs) that establish or accelerate previously established 2050 targets for clean-sourced energy, building decarbonization, and EV adoption goals, with new target dates of 2030 or 2035, as applicable. In November 2025 the BPU released the updated Energy Master Plan (EMP) that presents potential pathways toward meeting New Jersey’s clean energy and decarbonization goals. Given the new administration took office in January 2026, it is not clear how the EMP might influence New Jersey’s energy policy and we cannot predict the impact on our business that might result.

Environmental Regulation

We are subject to liability under environmental laws for the costs and penalties of remediating contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. In particular, the historic operations of PSEG companies and the operations of numerous other companies within the Newark Bay Complex are alleged by federal and state agencies to have discharged substantial contamination into the Newark Bay Complex in violation of various statutes. The Newark Bay Complex is a tidal estuary in northern New Jersey that includes Newark Bay, as well as portions of the Passaic River, the Hackensack River and other surrounding waterways. The U.S. Environmental Protection Agency (EPA) has designated various portions of the Newark Bay Complex as federal Superfund sites that must be investigated and remediated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA).

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

For further information regarding the matters described above, as well as other matters that may impact our financial condition and results of operations, see Item 8. Note 12. Commitments and Contingent Liabilities.

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

Demand, Supply and Energy Costs

An increasing demand for power and a lack of sufficient new generation resources in PJM and in New Jersey, has raised resource adequacy concerns and has resulted in higher electricity costs for our customers in 2025. Prices from the July 2024 PJM annual capacity market auction, which were approximately 10 times higher than prices from the 2023 auction and which impacted customer bills, provoked concern from state regulators and legislators and have created regulatory uncertainty. Prices from the July 2025 capacity market auction were higher than those produced by the July 2024 auction and PJM indicated that the prices would have been even higher if not for the existence of a FERC-approved ceiling, which remained in effect for the December 2025 auction and which PJM has recently indicated it will seek to extend for two more auction cycles. In January 2026, the White House’s National Energy Dominance Council signed an agreement with the governors of all 13 states in the PJM region that memorializes a “statement of principles” intended to prompt PJM to make major changes to its capacity market, including running a “reliability backstop auction” to procure new generation capacity to provide 15-year “price certainty”. PJM has committed to run this backstop auction and is targeting a September 2026 date following FERC approval of all needed rule changes. There are outstanding questions associated with this auction, including whether the procurement costs will be disproportionately allocated to zones where demand exceeds supply. In addition, in 2025, FERC both issued an order that will encourage optionality for “large load” customers like data centers by facilitating co-location with generation, and initiated a rulemaking to establish definitive rules for future large customer connections intended to ensure reliability and address resource adequacy concerns. See Item 1. Business—Regulatory Issues—Federal Regulation.

As a result of the capacity market price increases, the costs of which are flowed through to customers, and per direction to EDCs from the BPU, PSE&G filed a petition in May 2025 that provided proposals to mitigate bill impacts to customers. In June 2025, the BPU approved a settlement under which PSE&G applied a credit to each residential electric customer’s monthly bill for July 2025 and August 2025, with the offset being charged on monthly bills for September 2025 through February 2026. PSE&G agreed to waive carrying costs on the outstanding credit amount. In addition, PSE&G agreed to: extend protections precluding the shut-off of eligible residential customers, normally available during the winter months, to the period from July 1, 2025 through September 30, 2025; offer residential customers deferred payment arrangements with terms of up to twenty-four months for the payment of overdue billed amounts; and waive all reconnection fees for residential customers during the period from July 1, 2025 through September 30, 2025. In September 2025, the New Jersey Legislature enacted a law prohibiting disconnection for non-payment during the period June 15 through August 31, beginning in 2026, and for such period annually thereafter, for certain qualified electric and gas customers. This new requirement for a summer shutoff moratorium and the extended deferred payment arrangements have increased our Accounts Receivable and bad debt expense in 2025 with potential additional increases in the future.

Federal and State Executive Orders and State Legislative and Other Activity

There have been a number of federal executive orders during the past year, including but not limited to orders requiring retiring generating units to stay on-line beyond their retirement date to mitigate system reliability risk and orders imposing widespread and substantial tariffs on imports.

There has been increased New Jersey state legislative activity and executive orders regarding energy affordability, resource adequacy and regulatory topics.

We are continuing to monitor the federal and state legislative activity and executive orders, certain of which may require regulatory actions to implement, and their impacts on our supply chain, business, cash flow, results of operations and financial condition.

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

In August 2022, the IRA enacted a 15% corporate alternative minimum tax (CAMT), which is based on adjusted financial statement income, and established a PTC for existing qualified nuclear facilities. In February 2026, the U.S. Treasury issued Notice 2026-07 (CAMT Notice) which clarifies AFSI computation by allowing an adjustment to deduct certain repair and maintenance costs that are capitalized in the applicable financial statement. This CAMT Notice will result in a reduction to PSEG’s and PSE&G’s AFSI for CAMT purposes. However, aspects of the IRA provisions for CAMT and PTCs remain unclear; therefore, the issuance of future authoritative guidance could materially impact PSEG’s and PSE&G’s results of operations, financial condition and cash flows.

In April 2023, the U.S. Treasury issued Revenue Procedure 2023-15 that provides a Natural Gas Safe Harbor (NGSH) method of accounting to determine the annual repair tax deduction for gas T&D property. As a result of the CAMT Notice, PSE&G intends to adopt the NGSH method for its gas distribution assets in its 2025 Federal tax return, including a historical cumulative IRC Section 481(a) adjustment. While PSEG is still evaluating this guidance, it expects that the additional repair deductions will reduce our taxable income and AFSI, and will result in lower cash taxes.

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

In addition to the risks described elsewhere in this Form 10-K for 2025 and beyond, the key issues and challenges we expect our business to confront include:

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

RESULTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
Earnings	Millions, except per share data
PSE&G	$1,745	$1,547	$1,515
PSEG Power & Other (A)(B)	366	225	1,048
PSEG Net Income	$2,111	$1,772	$2,563

PSEG Net Income Per Share (Diluted)	$4.22	$3.54	$5.13

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

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Years Ended December 31,
	2025	2024	2023
	Millions, after tax
NDT Fund and Related Activity (A) (B)	$136	$81	$109
Non-Trading MTM Gains (Losses) (C)	$(54)	$(151)	$959

(A)
NDT Fund activity includes gains and losses on NDT securities which are recorded in Net Gains (Losses) on Trust Investments. See Item 8. Note 9. Trust Investments for additional information. NDT Fund activity also includes interest and dividend income and other costs related to the NDT Fund recorded in Net Other Income (Deductions), interest accretion expense on PSEG Power’s nuclear Asset Retirement Obligation (ARO) recorded in Operation & Maintenance (O&M) Expense and the depreciation related to the ARO asset recorded in Depreciation and Amortization (D&A) Expense.
(B)
Net of tax (expense) benefit of $(87) million, $(56) million, and $(74) million for the years ended December 31, 2025, 2024 and 2023, respectively.
(C)
Net of tax (expense) benefit of $21 million, $59 million, and $(376) million for the years ended December 31, 2025, 2024 and 2023, respectively.

Our increase in Net Income for 2025 as compared to 2024 was driven primarily by

•
higher earnings as a result of the 2024 distribution base rate case settlement and continued investments in T&D clause programs at PSE&G and higher energy and capacity prices at PSEG Power, and
•
changes in the NDT Fund and MTM gains (losses) as shown in the table above.

Our results of operations are primarily comprised of the results of operations of our principal operating segments, PSE&G and PSEG Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 8. Note 23. Related-Party Transactions.

PSEG

				Increase /		Increase /
	Years Ended December 31,			(Decrease)		(Decrease)
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	Millions			Millions	%	Millions	%
Operating Revenues	$12,168	$10,290	$11,237	$1,878	18	$(947)	(8)
Energy Costs	4,159	3,393	3,260	766	23	133	4
Operation and Maintenance (A)	3,772	3,362	3,157	410	12	205	6
Depreciation and Amortization	1,257	1,182	1,135	75	6	47	4
Net Gains (Losses) on Trust Investments	189	127	189	62	49	(62)	(33)
Net Other Income (Deductions)	145	154	173	(9)	(6)	(19)	(11)
Net Non-Operating Pension and OPEB (Costs) Credits	65	73	(218)	(8)	(11)	291	N/A
Interest Expense	1,005	882	748	123	14	134	18
Income Tax Expense	263	53	518	210	N/A	(465)	(90)

(A)
Includes amortization of EE programs regulatory investment expenditures of $169 million, $125 million and $82 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The 2025, 2024 and 2023 amounts in the preceding table for Operating Revenues and O&M costs each include $644 million, $592 million and $533 million, respectively, for PSEG LI’s subsidiary, Long Island Electric Utility Servco, LLC (Servco). These amounts represent the O&M pass-through costs for the Long Island operations, the full reimbursement of which is reflected in Operating Revenues. See Item 8. Note 3. Variable Interest Entity for additional information. The following discussions for PSE&G and PSEG Power provide a detailed explanation of their respective variances.

PSE&G

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	Millions			Millions	%	Millions	%
Operating Revenues	$9,558	$8,449	$7,807	$1,109	13	$642	8
Energy Costs	3,782	3,189	3,010	593	19	179	6
Operation and Maintenance (A)	2,253	1,949	1,843	304	16	106	6
Depreciation and Amortization	1,116	1,025	980	91	9	45	5
Net Other Income (Deductions)	64	64	80	—	—	(16)	(20)
Net Non-Operating Pension and OPEB Credits	70	77	114	(7)	(9)	(37)	(32)
Interest Expense	644	582	493	62	11	89	18
Income Tax Expense	152	298	160	(146)	(49)	138	86

(A) Includes amortization of EE programs regulatory investment expenditures of $169 million, $125 million and $82 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Year Ended December 31, 2025 as compared to 2024

Operating Revenues increased $1,109 million due to changes in delivery, clause, commodity and other operating revenues.

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

Delivery revenues increased $584 million due primarily to $577 million from increased electric and gas revenues primarily as a result of the 2024 distribution base rate case, $87 million from higher GPRC revenues and a $44 million increase in transmission revenues due primarily to higher rate base investments, offset primarily by a $146 million increase in revenue credits flowed back to customers as part of our TAC mechanism.

Clause Revenues are revenues from various pass through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues decreased $94 million due primarily to a $186 million decrease in Tax Adjustment Credits (TAC) and Green Program Recovery Charge (GPRC) deferrals, offset by $91 million in higher Societal Benefits Clause (SBC) collections.

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

Commodity Revenues increased $706 million due to higher electric BGS revenues of $575 million primarily from higher prices, and higher gas BGSS revenues of $131 million primarily from higher sales volumes.

Other Operating Revenues are primarily comprised of revenues derived from various GPRC programs including Transition Renewable Energy Certificates (TREC) revenues, Community Solar collections and the Successor Solar Incentive Program (SuSI) and ZECs. The revenues from these programs offset costs included in Energy Costs. In addition, other operating revenues include revenues from our Appliance Service Business (ASB) which offers various appliance protection and repair plans to customers.

Other Operating revenues decreased $87 million due primarily to a decrease in ZECs as a result of the ZEC collection ending effective May 31, 2025.

Operating Expenses

Energy Costs increased $593 million. This is offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $304 million due primarily to $178 million in higher clause and renewable expenditures, $72 million in higher distribution and transmission operational expenditures and $49 million in higher other operating and service company expenses.

Depreciation and Amortization increased $91 million due primarily to an increase in depreciation due to higher plant placed in service and increases in the amortization of software and Regulatory Assets and Liabilities.

Net Non-Operating Pension and OPEB Credits decreased $7 million due primarily to a decrease in the expected return on plan assets.

Interest Expense increased $62 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense decreased $146 million primarily due to an increase in the flowback of excess deferred income tax benefits to customers, partially offset by higher pre-tax income.

Year Ended December 31, 2024 as compared to 2023

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 25, 2025 for information related to the year ended December 31, 2024 as compared to 2023, which information is incorporated herein by reference.

PSEG Power & Other

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
	Millions			Millions	%	Millions	%
Operating Revenues	$3,722	$2,807	$4,533	$915	33	$(1,726)	(38)
Energy Costs	1,489	1,170	1,353	319	27	(183)	(14)
Operation and Maintenance	1,519	1,413	1,314	106	8	99	8
Depreciation and Amortization	141	157	155	(16)	(10)	2	1
Net Gains (Losses) on Trust Investments	189	127	189	62	49	(62)	(33)
Net Other Income (Deductions)	84	95	97	(11)	(12)	(2)	(2)
Net Non-Operating Pension and OPEB Costs	5	4	332	1	25	(328)	(99)
Interest Expense	364	305	259	59	19	46	18
Income Tax Expense (Benefit)	111	(245)	358	356	N/A	(603)	N/A

Year Ended December 31, 2025 as compared to 2024

Operating Revenues increased $915 million due primarily to changes in generation and gas supply and other operating revenues.

Generation Revenues increased $493 million due primarily to

•
a net increase of $192 million due primarily to higher average realized energy prices and volumes sold in 2025,
•
a net increase of $153 million in capacity revenue due primarily to higher capacity prices, and
•
a net increase of $120 million due to lower MTM losses in 2025 as compared to 2024. Of this amount, there was a $101 million increase due to positions reclassified to realized upon settlement, coupled with a $19 million increase due to changes in forward prices in 2025 as compared to 2024.

Gas Supply Revenues increased $362 million due primarily to

•
a net increase of $246 million in sales under the BGSS contract due primarily to $126 million from higher sales prices, and $120 million from higher sales volumes,
•
a net increase of $97 million related to sales to third parties due primarily to $112 million from higher sales prices, partially offset by $15 million from lower sales volumes, and
•
a net increase of $19 million due primarily to MTM gains in 2025 as compared to MTM losses in 2024, primarily from positions reclassified to realized upon settlement.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $319 million due to

Gas costs increased $313 million due primarily to

•
a net increase of $231 million related to sales under the BGSS contract, of which $133 million was due to higher average prices, and $98 million was due to higher send out volumes, and
•
a net increase of $78 million related to sales to third parties due primarily to $81 million from higher average prices.

Generation costs increased $6 million due primarily to increased fuel costs at nuclear.

Operation and Maintenance increased $106 million due primarily to higher Servco operating costs, and increased planned refueling outage costs in 2025.

Depreciation and Amortization decreased $16 million due primarily to revised estimated useful lives in April 2025 for the Salem and Hope Creek nuclear plants based on the expectation that a 20-year license extension will be approved for these facilities.

Net Gains (Losses) on Trust Investments increased $62 million due primarily to NDT investments with a $59 million increase in net unrealized gains in 2025 on equity securities, and a $4 million increase in net realized gains in 2025.

Net Other Income (Deductions) decreased $11 million due primarily to an increase in donations, partially offset by higher NDT dividend income.

Interest Expense increased $59 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates.

Income Tax Expense (Benefit) variance of $356 million due primarily to the absence of the benefit from nuclear PTCs in 2025 and higher pre-tax income.

Year Ended December 31, 2024 as compared to 2023

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 25, 2025 for information related to the year ended December 31, 2024 as compared to 2023, which information is incorporated herein by reference.

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

For the year ended December 31, 2025, our operating cash flow increased $1,165 million, as compared to 2024. The net increase was primarily due to a net change at PSE&G, as discussed below, combined with an inflow of $22 million in net cash collateral postings in 2025 as compared to a $131 million outflow in 2024 at PSEG Power, and an $89 million decrease in payments to counterparties at PSEG Power.

PSE&G

PSE&G’s operating cash flow increased $643 million from $1,725 million to $2,368 million for the year ended December 31, 2025, as compared to 2024. The increase was due primarily to a decrease in net regulatory deferrals, a decrease in materials and supplies inventory, lower tax payments, and the timing of vendor payments, partially offset by an increase in accounts receivable.

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

In December 2025, PSEG Power amended its existing $400 million 364-day variable rate term loan, which increased the balance to $500 million and extended the maturity to December 2026.

In February 2026, PSEG entered into a 364-day variable rate term loan agreement for $500 million.

PSEG Power has uncommitted credit facilities totaling $425 million, which can be utilized for letters of credit. As of December 31, 2025, PSEG Power had $243 million in letters of credit outstanding under these uncommitted credit facilities.

PSE&G has an uncommitted credit facility totaling $30 million, which can be utilized for letters of credit. As of December 31, 2025, PSE&G's letters of credit outstanding were immaterial under this uncommitted credit facility.

Our total committed credit facilities and available liquidity as of December 31, 2025 were as follows:

	As of December 31, 2025
Company/Facility	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$719	$781
PSE&G	1,000	351	649
PSEG Power	1,325	82	1,243
Total	$3,825	$1,152	$2,673

For additional information, see Item 8. Note 13. Debt and Credit Facilities.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of December 31, 2025, our liquidity position, including our credit facilities and access to external financing, was expected to be sufficient to meet our projected stressed requirements over our 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two-level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $703 million and $618 million as of December 31, 2025 and 2024, respectively. See Item 8. Note 12. Commitments and Contingent Liabilities for additional discussion of PSEG Power’s agreements.

Long-Term Debt Financing

During the next twelve months,

•
PSE&G has $450 million of 0.95% Secured Medium-Term Notes Series N, due March 2026, and
•
PSE&G has $425 million of 2.25% Secured Medium-Term Notes Series L, due September 2026.

For additional information, see Item 8. Note 13. Debt and Credit Facilities.

Debt Covenants

Our credit agreements contain maximum debt to equity ratios and other restrictive covenants and conditions to borrowing. We are currently in compliance with all of our debt covenants. Continued compliance with applicable financial covenants will depend upon our future financial position, level of earnings and cash flows, as to which no assurances can be given.

In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of December 31, 2025, PSE&G’s Mortgage coverage ratio was 3.9 to 1 and the Mortgage would permit up to approximately $10.2 billion aggregate principal amount of new Mortgage Bonds to be issued against additions and improvements to its property.

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

PSEG’s senior notes include a cross acceleration provision that may be triggered upon the acceleration of more than $75 million of indebtedness incurred by PSEG. Such provision does not extend to an acceleration of indebtedness by any of PSEG’s subsidiaries. PSEG Power’s senior notes contain a similar provision with respect to the acceleration of more than $75 million of indebtedness incurred by PSEG Power but such provision does not extend to an acceleration of indebtedness by any of PSEG Power’s subsidiaries. Under PSE&G’s medium-term note indenture, an event of default under PSE&G’s mortgage indenture and acceleration of the mortgage bonds would constitute an event of default.

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

Common Stock Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2025	2024	2023
Per Share	$2.52	$2.40	$2.28
in Millions	$1,258	$1,196	$1,137

On February 24, 2026, our Board of Directors approved a $0.67 per share common stock dividend for the first quarter of 2026. This reflects an indicative annual dividend rate of $2.68 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 8. Note 21. Earnings Per Share (EPS) and Dividends.

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

Other Comprehensive Income

For the year ended December 31, 2025, we had Other Comprehensive Income of $42 million on a consolidated basis. The Other Comprehensive Income was due primarily to $34 million of net unrealized gains related to available-for-sale debt securities, $20 million related to pension and other postretirement benefits, partially offset by $12 million of unrealized losses on derivative contracts accounted for as hedges. See Item 8. Note 20. Accumulated Other Comprehensive Income (Loss), Net of Tax for additional information.

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

	2026	2027	2028
		Millions
PSE&G:
Transmission	$835	$950	$975
Electric Distribution	1,410	1,440	1,520
Gas Distribution	1,130	1,115	1,165
Clean Energy	810	885	700
Total PSE&G	$4,185	$4,390	$4,360
Competitively Bid, FERC Regulated Transmission	20	115	195
PSEG Power & Other	435	330	275
Total PSEG	$4,640	$4,835	$4,830

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

In 2025, PSE&G made $2,731 million of capital expenditures, primarily for T&D system reliability. In addition, PSE&G had $145 million associated with CEF-EE II on-bill repayments included in investing cash flows, as well as cost of removal, net of salvage, of $156 million associated with capital replacements, and expenditures for EE programs of approximately $552 million, which are included in operating cash flows.

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

In 2025, PSEG Power & Other made capital expenditures of $236 million, excluding $336 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various IT projects at Services.

Other Material Cash Requirements

The following table reflects our other material cash requirements which include debt maturities and interest payments, operating lease payments and energy related purchase commitments in the respective periods in which they are due. For additional information, see Item 8. Note 13. Debt and Credit Facilities and Note 6. Leases.

The table below does not reflect any anticipated cash payments for pension and OPEB or AROs due to uncertain timing of payments. See Item 8. Note 11. Pension, Other Postretirement Benefits (OPEB) and Savings Plans and Note 10. Asset Retirement Obligations (AROs) for additional information.

	Total Amount Committed	Less Than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years
	Millions
Long-Term Recourse Debt Maturities
PSEG	$5,346	$—	$1,300	$1,900	$2,146
PSE&G	16,115	875	1,125	675	13,440
PSEG Power	1,250	—	—	750	500
Interest on Recourse Debt
PSEG	1,385	253	466	296	370
PSE&G	10,318	653	1,256	1,183	7,226
PSEG Power (A)	449	68	136	116	129
Operating Leases
PSE&G	103	18	26	20	39
PSEG Power & Other	76	16	32	28	—
Energy-Related Purchase Commitments
PSEG Power (B)	3,049	861	997	489	702
Total	$38,091	$2,744	$5,338	$5,457	$24,552

(A)
Based on a blended rate including effects of floating to fixed rate hedging transacted at the Parent level.
(B)
Represents the nuclear fuel and natural gas commitments for the facilities we operate.

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

Assumption	2025	2024	2023
Qualified Pension
Discount Rate	5.50%	5.68%	5.02%
Expected Rate of Return on Plan Assets	8.10%	8.10%	8.10%
OPEB
Discount Rate	5.31%	5.59%	4.96%
Expected Rate of Return on Plan Assets	8.10%	8.10%	8.10%

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

We utilize a corridor approach that reduces the volatility of reported costs/credits. The corridor requires differences between actuarial assumptions and plan results be deferred and amortized as part of the costs/credits. Amortization occurs only when the accumulated differences exceed 10% of the greater of the benefit obligation or the fair value of plan assets as of each year-end. For PSEG’s qualified pension plan, the excess would be amortized over the average remaining service period of active employees, which is approximately fifteen years.

Effect if Different Assumptions Used: As part of the business planning process, we have modeled future costs assuming an 8.00% expected rate of return and a 5.50% discount rate for 2026 pension costs/credits and a 5.31% discount rate for 2026 OPEB costs/credits. Based upon these assumptions, we have estimated a net periodic pension expense in 2026 of approximately $27 million, or pension income of $10 million, net of amounts capitalized, and net periodic OPEB income in 2026 of approximately $8 million, or $8 million, net of amounts capitalized. Beginning in 2023, our net periodic pension amounts include the impact of the accounting order approved by the BPU authorizing PSE&G to modify its pension accounting for ratemaking purposes. Actual future pension costs/credits and funding levels will depend on future investment performance, changes in discount rates, market conditions, funding levels relative to our projected benefit obligation and accumulated benefit obligation and various other factors related to the populations participating in the pension plans. Actual future OPEB costs/credits will depend on future investment performance, changes in discount rates, market conditions, and various other factors.

The following chart reflects the sensitivities associated with a change in certain assumptions.

	% Change	Impact on Benefit Obligation as of December 31, 2025	Increase to Costs in 2026	Increase to Costs, net of Amounts Capitalized in 2026
Assumption		Millions
Qualified Pension
Discount Rate	(1)%	$458	$19	$13
Expected Rate of Return on Plan Assets	(1)%	N/A	$41	$41
OPEB
Discount Rate	(1)%	$58	$(1)	$(1)
Expected Rate of Return on Plan Assets	(1)%	N/A	$4	$4

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

For additional information regarding Derivative Financial Instruments, see Item 8. Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, Note 15. Financial Risk Management Activities and Note 16. Fair Value Measurements.

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

For PSEG Power, cash flows for long-lived assets and asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The cash flows from the nuclear generation units are evaluated at the portfolio level. These tests require significant estimates and judgment when developing expected future cash flows. Significant inputs may include, but are not limited to, forward power prices, the impact of PTCs, fuel costs, other operating and capital expenditures, the cost of borrowing and asset sale prices and probabilities associated with any potential sale prior to the end of the estimated useful life or the early retirement of assets. The assumptions used by management incorporate inherent uncertainties that are at times difficult to predict and could result in impairment charges or accelerated depreciation in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.

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

Nuclear Decommissioning AROs

AROs related to the future decommissioning of PSEG Power’s nuclear facilities comprised nearly 100% or $916 million of PSEG Power’s total AROs as of December 31, 2025. PSEG Power determines its AROs for its nuclear units by assigning probability weighting to various discounted cash flow outcomes for each of its nuclear units that incorporate the assumptions above as well as:

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

Effect if Different Assumptions Used: Changes in the assumptions could result in a material change in the ARO balance sheet obligation and the period over which we accrete to the ultimate liability. Had the following assumptions been applied, our estimates of the approximate impacts on the Nuclear ARO as of December 31, 2025 are as follows:

•
A decrease of 1% in the discount rate would result in a $61 million increase in the Nuclear ARO.
•
An increase of 1% in the inflation rate would result in a $360 million increase in the Nuclear ARO.
•
If we were not reimbursed by the federal government for the spent costs, as prescribed under the Nuclear Waste Policy Act, the Nuclear ARO would increase by $94 million.

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

Effect if Different Assumptions Used: A change in the above assumptions may result in a material impact on our results of operations or our cash flows. See Item 8. Note 5. Regulatory Assets and Liabilities for a description of the amounts and nature of regulatory balance sheet amounts.

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

Management uses judgments in determining the amount of income tax benefit to recognize due to the uncertainties associated with the technical merits of each position and with consideration to the amount of benefit to be sustained upon examination by a taxing authority. The estimated PTC benefits are subject to change based on the issuance of authoritative guidance by the U.S. Treasury. Specifically, clarification of the definition of “gross receipts”, which is used to determine the reduction amount of the PTC, by the U.S. Treasury could affect the amount to be recognized.

Effect if Different Assumptions Used: There were no PTCs recorded for the year ended December 31, 2025. While we believe the amount of PTCs recognized for the year ended December 31, 2024, is more-than-likely to be sustained upon examination, the ultimate outcome could result in material favorable or unfavorable adjustments to our consolidated financial statements. Guidance issued by the U.S. Treasury supporting or not supporting our tax position could result in an additional income tax benefit (expense) between approximately $89 million and $(89) million, respectively. Further, ZEC revenue was reduced by the estimated PTCs generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants for the year ended December 31, 2024. ZEC revenue will be adjusted based upon the actual value of the PTCs generated which is dependent on the U.S. Treasury issuing additional guidance. This would result in an additional adjustment to Net Income between $(29) million and $44 million if our tax position discussed above is, or is not supported, respectively. See Item 8. Note 19. Income Taxes and Note 2. Revenues for more information.

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

	MTM VaR
	Years Ended December 31,
	2025	2024
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$63	$36
Average for the Period	$41	$44
High	$71	$152
Low	$17	$25

99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$99	$57
Average for the Period	$64	$69
High	$111	$238
Low	$27	$39

See Item 8. Note 15. Financial Risk Management Activities for a discussion of credit risk.

Interest Rates

PSEG, PSE&G and PSEG Power are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. PSEG, PSE&G and PSEG Power may also use a mix of fixed and floating rate debt and interest rate hedges.

As of December 31, 2025, a hypothetical 10% increase in market interest rates would result in an additional $1 million in pre-tax annual interest costs related to either the current or the long-term portion of long-term debt, and term loan agreements.

Debt and Equity Securities

As of December 31, 2025, we had $4.8 billion of net assets in trust for our pension and OPEB plans. Although fluctuations in market prices of securities within this portfolio do not directly affect our earnings in the current period, changes in the value of these investments could affect

•
our future contributions to these plans,
•
our financial position if our accumulated benefit obligation under our pension plans exceeds the fair value of the pension trust funds, and
•
future earnings, as we could be required to adjust pension expense and the assumed rate of return.

The NDT Fund is comprised primarily of fixed income and equity securities. As of December 31, 2025, the portfolio included $1.5 billion of equity securities inclusive of $0.3 billion of investments in listed real assets, and $1.4 billion in fixed income securities. The fair market value of the assets in the NDT Fund will fluctuate primarily depending upon the performance of equity markets. As of December 31, 2025, a hypothetical 10% change in the equity market would impact the value of the equity securities in the NDT Fund by approximately $155 million.

We use duration to measure the interest rate sensitivity of the fixed income portfolio. Duration is a summary statistic of the effective average maturity of the fixed income portfolio. The benchmark for the fixed income component of the NDT Fund currently has a duration of 5.98 years and a yield of 4.32%. The portfolio’s value will appreciate or depreciate by the duration with a 1% change in interest rates. As of December 31, 2025, a hypothetical 1% increase in interest rates would result in a decline in the market value for the fixed income portfolio of approximately $81 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Public Service Enterprise Group Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Enterprise Group Incorporated and subsidiaries (the “Company” or “PSEG”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for the Effects of Regulation – Refer to Notes 1 and 5 to the financial statements

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey
February 26, 2026

We have served as the Company’s auditor since 1934.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Sole Stockholder of

Public Service Electric and Gas Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Electric and Gas Company and subsidiaries (the “Company” or “PSE&G”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15(B)(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for the Effects of Regulation – Refer to Notes 1 and 5 to the financial statements

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

/s/ Deloitte & Touche LLP

Morristown, New Jersey
February 26, 2026

We have served as the Company’s auditor since 1934.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Millions, except per share data

	Years Ended December 31,
	2025	2024	2023
OPERATING REVENUES	$12,168	$10,290	$11,237
OPERATING EXPENSES
Energy Costs	4,159	3,393	3,260
Operation and Maintenance	3,772	3,362	3,157
Depreciation and Amortization	1,257	1,182	1,135
Total Operating Expenses	9,188	7,937	7,552
OPERATING INCOME	2,980	2,353	3,685
Net Gains (Losses) on Trust Investments	189	127	189
Net Other Income (Deductions)	145	154	173
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) (Costs) Credits	65	73	(218)
Interest Expense	(1,005)	(882)	(748)
INCOME BEFORE INCOME TAXES	2,374	1,825	3,081
Income Tax Expense	(263)	(53)	(518)
NET INCOME	$2,111	$1,772	$2,563
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	499	498	498
DILUTED	501	500	500
NET INCOME PER SHARE:
BASIC	$4.23	$3.56	$5.15
DILUTED	$4.22	$3.54	$5.13

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

	Years Ended December 31,
	2025	2024	2023
NET INCOME	$2,111	$1,772	$2,563
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(22), $9 and $(27) for the years ended 2025, 2024 and 2023, respectively	34	(13)	41
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $4, $(13) and $(2) for the years ended 2025, 2024 and 2023, respectively	(12)	33	6
Pension/OPEB adjustment, net of tax (expense) benefit of $(8), $(10) and $(127) for the years ended 2025, 2024 and 2023, respectively	20	26	324
Other Comprehensive Income (Loss), net of tax	42	46	371
COMPREHENSIVE INCOME	$2,153	$1,818	$2,934

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$132	$125
Accounts Receivable, net of allowance of $248 in 2025 and $210 in 2024	1,888	1,597
Tax Receivable	406	394
Unbilled Revenues, net of allowance of $6 in 2025 and $5 in 2024	381	313
Fuel	282	232
Materials and Supplies, net	873	892
Prepayments	75	117
Derivative Contracts	11	33
Regulatory Assets	537	516
Other	11	16
Total Current Assets	4,596	4,235
PROPERTY, PLANT AND EQUIPMENT	53,920	51,207
Less: Accumulated Depreciation and Amortization	(11,856)	(11,143)
Net Property, Plant and Equipment	42,064	40,064
NONCURRENT ASSETS
Regulatory Assets	6,431	6,125
Operating Lease Right-of-Use Assets	138	162
Long-Term Investments	372	263
Nuclear Decommissioning Trust (NDT) Fund	2,915	2,670
Long-Term Receivable of Variable Interest Entity	520	558
Rabbi Trust Fund	162	165
Derivative Contracts	6	51
Other	372	347
Total Noncurrent Assets	10,916	10,341
TOTAL ASSETS	$57,576	$54,640

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2025	2024
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$875	$2,150
Commercial Paper and Loans	1,529	1,593
Accounts Payable	1,489	1,136
Derivative Contracts	65	5
Accrued Interest	265	219
Accrued Taxes	95	10
New Jersey Clean Energy Program	145	145
Obligation to Return Cash Collateral	106	93
Regulatory Liabilities	484	555
Other	687	599
Total Current Liabilities	5,740	6,505
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	7,930	7,248
Regulatory Liabilities	2,048	2,271
Operating Leases	128	153
Asset Retirement Obligations	1,381	1,500
Other Postretirement Benefit (OPEB) Costs	242	292
OPEB Costs of Servco	501	510
Accrued Pension Costs	305	488
Accrued Pension Costs of Servco	—	31
Environmental Costs	225	225
Derivative Contracts	21	4
Long-Term Accrued Taxes	141	130
Other	262	205
Total Noncurrent Liabilities	13,184	13,057
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12) CAPITALIZATION
LONG-TERM DEBT	21,670	18,964
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2025 and 2024—534 shares	5,062	5,057
Treasury Stock, at cost, 2025 and 2024—36 shares	(1,435)	(1,403)
Retained Earnings	13,446	12,593
Accumulated Other Comprehensive Loss	(91)	(133)
Total Stockholders’ Equity	16,982	16,114
Total Capitalization	38,652	35,078
TOTAL LIABILITIES AND CAPITALIZATION	$57,576	$54,640

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024	2023
Net Income	$2,111	$1,772	$2,563
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,257	1,182	1,135
Amortization of Nuclear Fuel	202	191	189
Provision for Deferred Income Taxes and ITC	100	263	355
Non-Cash Employee Benefit Plan (Credits) Costs	76	75	366
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	52	210	(1,333)
Cost of Removal	(156)	(170)	(166)
Energy Efficiency Programs Regulatory Investment Expenditures	(552)	(544)	(466)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	169	125	82
Net Change in Other Regulatory Assets and Liabilities	116	(273)	2
Net (Gains) Losses and (Income) Expense from NDT Fund	(267)	(194)	(248)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	(12)	(384)	75
Accrued Taxes	85	2	(10)
Cash Collateral	22	(131)	1,408
Obligation to Return Cash Collateral	13	4	(201)
Other Current Assets and Liabilities	85	(95)	35
Employee Benefit Plan Funding and Related Payments	(100)	(53)	(40)
Other	97	153	60
Net Cash Provided By (Used In) Operating Activities	3,298	2,133	3,806
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(3,272)	(3,380)	(3,325)
Proceeds from Sales of Trust Investments	1,378	1,537	1,714
Purchases of Trust Investments	(1,371)	(1,563)	(1,751)
Proceeds from Sales of Long-Lived Assets and Lease Investments	—	—	37
Proceeds from Sales of Equity Method Investments	—	—	291
Other	(43)	100	76
Net Cash Provided By (Used In) Investing Activities	(3,308)	(3,306)	(2,958)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper	(164)	744	250
Proceeds from Short-Term Loans	100	400	750
Repayment of Short-Term Loans	—	(500)	(2,250)
Issuance of Long-Term Debt	3,600	3,350	2,800
Redemption of Long-Term Debt	(2,150)	(1,500)	(1,575)
Cash Dividends Paid on Common Stock	(1,258)	(1,196)	(1,137)
Other	(116)	(70)	(98)
Net Cash Provided By (Used In) Financing Activities	12	1,228	(1,260)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2	55	(412)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	154	99	511
Cash, Cash Equivalents and Restricted Cash at End of Period	$156	$154	$99
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$—	$68	$144
Interest Paid, Net of Amounts Capitalized	$932	$799	$683
Accrued Property, Plant and Equipment Expenditures	$416	$326	$443

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions

	Common Stock		Treasury Stock			Accumulated Other
	Shares	Amount	Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance as of December 31, 2022	534	$5,065	(37)	$(1,377)	$10,591	$(550)	$13,729
Net Income	—	—	—	—	2,563	—	2,563
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(156)	—	—	—	—	—	371	371
Comprehensive Income							2,934
Cash Dividends at $2.28 per share on Common Stock	—	—	—	—	(1,137)	—	(1,137)
Other	—	(47)	1	(2)	—	—	(49)
Balance as of December 31, 2023	534	$5,018	(36)	$(1,379)	$12,017	$(179)	$15,477
Net Income	—	—	—	—	1,772	—	1,772
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(14)	—	—	—	—	—	46	46
Comprehensive Income							1,818
Cash Dividends at $2.40 per share on Common Stock	—	—	—	—	(1,196)	—	(1,196)
Other	—	39	—	(24)	—	—	15
Balance as of December 31, 2024	534	$5,057	(36)	$(1,403)	$12,593	$(133)	$16,114
Net Income	—	—	—	—	2,111	—	2,111
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(26)	—	—	—	—	—	42	42
Comprehensive Income							2,153
Cash Dividends at $2.52 per share on Common Stock	—	—	—	—	(1,258)	—	(1,258)
Other	—	5	—	(32)	—	—	(27)
Balance as of December 31, 2025	534	$5,062	(36)	$(1,435)	$13,446	$(91)	$16,982

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

	Years Ended December 31,
	2025	2024	2023
OPERATING REVENUES	$9,558	$8,449	$7,807
OPERATING EXPENSES
Energy Costs	3,782	3,189	3,010
Operation and Maintenance	2,253	1,949	1,843
Depreciation and Amortization	1,116	1,025	980
Total Operating Expenses	7,151	6,163	5,833
OPERATING INCOME	2,407	2,286	1,974
Net Other Income (Deductions)	64	64	80
Net Non-Operating Pension and OPEB Credits	70	77	114
Interest Expense	(644)	(582)	(493)
INCOME BEFORE INCOME TAXES	1,897	1,845	1,675
Income Tax Expense	(152)	(298)	(160)
NET INCOME	$1,745	$1,547	$1,515

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

	Years Ended December 31,
	2025	2024	2023
NET INCOME	$1,745	$1,547	$1,515
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for the years ended 2025, 2024 and 2023	1	—	1
COMPREHENSIVE INCOME	$1,746	$1,547	$1,516

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$97	$79
Accounts Receivable, net of allowance of $248 in 2025 and $210 in 2024	1,431	1,189
Unbilled Revenues, net of allowance of $6 in 2025 and $5 in 2024	381	313
Materials and Supplies, net	613	642
Prepayments	17	28
Regulatory Assets	537	516
Other	11	15
Total Current Assets	3,087	2,782
PROPERTY, PLANT AND EQUIPMENT	48,752	46,198
Less: Accumulated Depreciation and Amortization	(9,767)	(9,160)
Net Property, Plant and Equipment	38,985	37,038
NONCURRENT ASSETS
Regulatory Assets	6,431	6,125
Operating Lease Right-of-Use Assets	84	93
Long-Term Investments	199	90
Rabbi Trust Fund	29	30
Long-Term Accrued Taxes	—	2
Other	209	204
Total Noncurrent Assets	6,952	6,544
TOTAL ASSETS	$49,024	$46,364

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2025	2024
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$875	$350
Commercial Paper and Loans	325	444
Accounts Payable	866	704
Accounts Payable—Affiliated Companies	472	362
Accrued Interest	197	174
New Jersey Clean Energy Program	145	145
Obligation to Return Cash Collateral	106	93
Regulatory Liabilities	484	555
Other	324	371
Total Current Liabilities	3,794	3,198
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	7,074	6,477
Regulatory Liabilities	2,048	2,271
Operating Leases	73	83
Asset Retirement Obligations	457	457
OPEB Costs	126	164
Accrued Pension Costs	164	305
Environmental Costs	160	159
Long-Term Accrued Taxes	7	—
Other	188	157
Total Noncurrent Liabilities	10,297	10,073
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)
CAPITALIZATION
LONG-TERM DEBT	15,117	14,648
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2025 and 2024—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	16,771	15,401
Accumulated Other Comprehensive Loss	(3)	(4)
Total Stockholder’s Equity	19,816	18,445
Total Capitalization	34,933	33,093
TOTAL LIABILITIES AND CAPITALIZATION	$49,024	$46,364

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,745	$1,547	$1,515
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,116	1,025	980
Provision for Deferred Income Taxes and ITC	36	365	29
Non-Cash Employee Benefit Plan (Credits) Costs	43	41	8
Cost of Removal	(156)	(170)	(166)
Energy Efficiency Programs Regulatory Investment Expenditures	(552)	(544)	(466)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	169	125	82
Net Change in Other Regulatory Assets and Liabilities	116	(273)	2
Net Change in Certain Current Assets and Liabilities
Accounts Receivable and Unbilled Revenues	(303)	(188)	72
Materials and Supplies	29	(123)	(211)
Prepayments	11	29	(50)
Accounts Payable	82	34	13
Accounts Receivable/Payable—Affiliated Companies, net	68	(47)	(3)
Obligation to Return Cash Collateral	13	4	(201)
Other Current Assets and Liabilities	7	(29)	23
Employee Benefit Plan Funding and Related Payments	(66)	(32)	(20)
Other	10	(39)	(67)
Net Cash Provided By (Used In) Operating Activities	2,368	1,725	1,540
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,731)	(2,921)	(2,998)
Proceeds from Sales of Trust Investments	5	6	4
Purchases of Trust Investments	(3)	(4)	(3)
Other	(116)	33	33
Net Cash Provided By (Used In) Investing Activities	(2,845)	(2,886)	(2,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(119)	19	425
Issuance of Long-Term Debt	1,350	2,100	1,800
Redemption of Long-Term Debt	(350)	(750)	(825)
Cash Dividends Paid	(375)	(150)	(150)
Other	(16)	(25)	(17)
Net Cash Provided By (Used In) Financing Activities	490	1,194	1,233
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	13	33	(191)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	108	75	266
Cash, Cash Equivalents and Restricted Cash at End of Period	$121	$108	$75
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$8	$68	$77
Interest Paid, Net of Amounts Capitalized	$606	$523	$449
Accrued Property, Plant and Equipment Expenditures	$365	$286	$395

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

Millions

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2022	$892	$2,156	$12,639	$(5)	$15,682
Net Income	—	—	1,515	—	1,515
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					1,516
Cash Dividend Paid	—	—	(150)	—	(150)
Balance as of December 31, 2023	$892	$2,156	$14,004	$(4)	$17,048
Net Income	—	—	1,547	—	1,547
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	—	—
Comprehensive Income					1,547
Cash Dividend Paid	—	—	(150)	—	(150)
Balance as of December 31, 2024	$892	$2,156	$15,401	$(4)	$18,445
Net Income	—	—	1,745	—	1,745
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					1,746
Cash Dividends Paid	—	—	(375)	—	(375)
Balance as of December 31, 2025	$892	$2,156	$16,771	$(3)	$19,816

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Public Service Enterprise Group Incorporated (PSEG) is a public utility holding company that, acting through its wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. PSEG’s principal operating subsidiaries are:

•
Public Service Electric and Gas Company (PSE&G)—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU), the Federal Energy Regulatory Commission (FERC) and other federal and New Jersey state regulators. PSE&G also invests in regulated solar generation projects and regulated energy efficiency (EE) and related programs in New Jersey, which are regulated by the BPU.
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

Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024. Restricted cash consists primarily of deposits received related to construction projects at PSE&G.

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of December 31, 2025
Cash and Cash Equivalents	$97	$35	$132
Restricted Cash in Other Current Assets	3	—	3
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$121	$35	$156
As of December 31, 2024
Cash and Cash Equivalents	$79	$46	$125
Restricted Cash in Other Current Assets	8	—	8
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$108	$46	$154

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

Determining whether a contract qualifies as a derivative requires that management exercise significant judgment, including assessing the contract’s market liquidity. PSEG has determined that contracts to purchase and sell certain products do not meet the definition of a derivative under the current authoritative guidance since they do not provide for net settlement, or the markets are not sufficiently liquid to conclude that physical forward contracts are readily convertible to cash. Certain other contracts may be designated as normal purchases and normal sales (NPNS) and qualify for a scope exception under derivative accounting guidance. Further, derivatives that qualify for hedge accounting can be designated as fair value or cash flow hedges.

Under current authoritative guidance, all derivatives are recognized on the balance sheet at their fair value, and changes in fair value are recorded in earnings unless they are designated as cash flow hedges. For cash flow hedges, the gain or loss is deferred in Accumulated Other Comprehensive Income (Loss) until earnings are affected by the variability of cash flows of the hedged

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction. Cash flows related to derivative instruments are included as a component of operating, investing or financing cash flows in PSEG’s Consolidated Statements of Cash Flows, depending on the nature of hedges.

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

PSEG Power currently owns generation within PJM Interconnection, L.L.C. (PJM), which facilitates the dispatch of energy and energy-related products. PSEG generally reports electricity sales and purchases conducted with the PJM Independent System Operator (ISO) at PSEG Power on a net hourly basis in either Revenues or Energy Costs in its Consolidated Statement of Operations, the classification of which depends on the net hourly activity. Capacity revenue and expense are also reported net based on PSEG Power’s monthly net sale or purchase position in PJM. PSEG Power also has revenues that relate to bilateral contracts, which are accounted for on the accrual basis as the energy is delivered. PSEG Power’s revenue also includes changes in the value of energy derivative contracts. See Note 15. Financial Risk Management Activities for further discussion.

PSEG LI is the primary beneficiary of Long Island Electric Utility Servco, LLC (Servco). For transactions in which Servco acts as principal, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. See Note 3. Variable Interest Entity for further information.

For additional information regarding Revenues, see Note 2. Revenues.

Depreciation and Amortization

PSE&G calculates depreciation under the straight-line method based on estimated average remaining lives of the several classes of property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU or FERC. The average depreciation rate stated as a percentage of original cost of depreciable property was as follows:

	Average Rate
	2025	2024	2023
Electric Transmission	2.12%	2.09%	2.09%
Electric Distribution	2.54%	2.51%	2.54%
Gas Distribution	1.84%	1.84%	1.84%

PSEG calculates depreciation on its nuclear generation-related assets under the straight-line method based on the assets’ estimated useful lives of approximately 80 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized During Construction (IDC)

AFUDC represents the cost of debt and equity funds used to finance the construction of new utility assets at PSE&G. IDC represents the cost of debt used to finance construction at PSEG’s other subsidiaries. The amount of AFUDC or IDC capitalized as Property, Plant and Equipment is included as a reduction of interest charges or other income for the equity portion. The amounts and average rates used to calculate AFUDC or IDC for the years ended December 31, 2025, 2024 and 2023 were as follows:

	AFUDC/IDC Capitalized
	2025		2024		2023
	Millions	Avg Rate	Millions	Avg Rate	Millions	Avg Rate
PSE&G	$62	6.64%	$62	6.43%	$83	7.13%
Other	$10	5.31%	$9	6.08%	$9	5.66%

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

PSEG records any benefit from estimated PTCs generated by PSEG’s qualified nuclear generation facilities within Income Tax Expense in its Consolidated Statements of Operations in accordance with Accounting Standards Codification Topic 740, Income Taxes. See Note 19. Income Taxes for further discussion.

Impairment of Long-Lived Assets

Management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate, counterparty credit worthiness or market conditions, including prolonged periods of adverse commodity and capacity prices or a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life, could potentially indicate an asset’s or asset group’s carrying amount may not be recoverable. In such an event, an undiscounted cash flow analysis is performed to determine if an impairment exists. When a long-lived asset’s or asset group’s carrying amount exceeds the associated undiscounted estimated future cash flows, the asset/asset group is considered impaired to the extent that its fair value is less than its carrying amount. An impairment would result in a reduction of the value of the long-lived asset/asset group through a non-cash charge to earnings. There were no impairments recorded for the year ended December 31, 2025.

For PSEG, cash flows for long-lived assets and asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The cash flows from the nuclear generation units are evaluated at the portfolio level.

Accounts Receivable—Allowance for Credit Losses

PSE&G’s accounts receivable, including unbilled revenues, are primarily comprised of utility customer receivables for the provision of electric and gas service and appliance services, and are reported in the balance sheet as gross outstanding amounts adjusted for an allowance for credit losses. The allowance for credit losses reflects PSE&G’s best estimate of losses on the account balances. The allowance is based on PSE&G’s projection of accounts receivable aging, historical experience, economic factors and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other currently available evidence. PSE&G’s electric bad debt expense is recovered through the Societal Benefits Clause (SBC) mechanism. See Note 2. Revenues and Note 5. Regulatory Assets and Liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PSEG and its subsidiaries have lease agreements with lease and non-lease components, which are primarily related to domestic energy generation and real estate assets. PSEG and subsidiaries account for the lease and non-lease components as a single lease component. See Note 6. Leases for detailed information on leases.

Energy Holdings is the lessor in leveraged leases. Leveraged lease accounting guidance is grandfathered for existing leveraged leases. Energy Holdings’ leveraged leases are accounted for in Operating Revenues and in Noncurrent Long-Term Investments. If modified after January 1, 2019, those leveraged leases will be accounted for as operating or financing leases. See Note 7. Long-Term Investments and Note 8. Financing Receivables.

Trust Investments

These securities comprise the Nuclear Decommissioning Trust (NDT) Fund, a master independent external trust account maintained to provide for the costs of decommissioning PSEG’s nuclear facilities and amounts that are deposited to fund a Rabbi Trust which was established to meet the obligations related to non-qualified pension plans and deferred compensation plans.

Unrealized gains and losses on equity security investments are recorded in Net Income. The debt securities are classified as available-for-sale with the unrealized gains and losses recorded as a component of Accumulated Other Comprehensive Income (Loss). Realized gains and losses on both equity and available-for-sale debt security investments are recorded in earnings and are included with the unrealized gains and losses on equity securities in Net Gains (Losses) on Trust Investments. When applicable, other-than-temporary impairments on NDT and Rabbi Trust debt securities are also included in Net Gains (Losses) on Trust Investments. See Note 9. Trust Investments for further discussion.

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

PSEG recognizes a long-term receivable primarily related to future funding by LIPA of Servco’s recognized pension and OPEB liabilities. This receivable is presented separately on the Consolidated Balance Sheet of PSEG as a noncurrent asset. Pursuant to the OSA, Servco records expense for contributions to its pension plan trust and for OPEB payments made to retirees.

See Note 11. Pension, Other Postretirement Benefits (OPEB) and Savings Plans for further discussion.

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

Recent Accounting Standards

Improvements to Income Tax Disclosures—ASU 2023-09

This ASU makes amendments to the current reconciliation disclosure to improve transparency by requiring consistent categories and greater jurisdictional disaggregation. The ASU also provides for the inclusion of an income taxes paid disclosure by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. PSEG and PSE&G adopted this standard on December 31, 2025 without a material impact on their financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2025, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants zero emission certificate (ZEC) sales concluded. These nuclear plants received ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognized revenue when the units generated electricity, which was when the performance obligation was satisfied. These revenues have been considered variable consideration within the scope of revenue from contracts with customers and are included in PJM Sales in the following tables. ZEC revenue has been adjusted by the estimated production tax credits (PTCs) generated from these nuclear plants. ZEC revenue will be adjusted based upon the actual value of the PTCs generated by these nuclear plants and that adjustment could be material. See Note 19. Income Taxes for further discussion on the factors that could result in an adjustment to the value of the PTCs.

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

Other Revenues from Contracts with Customers

PSEG Power has contracted to provide energy management and fuel procurement services for LIPA. Revenue is recognized over time as services are rendered. This agreement expired in December 2025.

Revenues Unrelated to Contracts with Customers

PSEG Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 15. Financial Risk Management Activities for further discussion.

Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Year Ended December 31, 2025
Revenues from Contracts with Customers
Electric Distribution	$4,858	$—	$—	$4,858
Gas Distribution	2,461	—	—	2,461
Transmission	1,779	—	—	1,779
Electricity and Related Product Sales
Third-Party Sales	—	1,540	—	1,540
Sales to Affiliates	—	47	(47)	—
Gas Sales
Third-Party Sales	—	353	—	353
Sales to Affiliates	—	1,060	(1,060)	—
Other Revenues from Contracts with Customers (B)	385	752	(5)	1,132
Total Revenues from Contracts with Customers	9,483	3,752	(1,112)	12,123
Revenues Unrelated to Contracts with Customers (C)	75	(30)	—	45
Total Operating Revenues	$9,558	$3,722	$(1,112)	$12,168

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Year Ended December 31, 2024
Revenues from Contracts with Customers
Electric Distribution	$3,977	$—	$—	$3,977
Gas Distribution	2,059	—	—	2,059
Transmission	1,754	—	—	1,754
Electricity and Related Product Sales
Third-Party Sales	—	824	—	824
Sales to Affiliates	—	114	(114)	—
Gas Sales
Third-Party Sales	—	206	—	206
Sales to Affiliates	—	846	(846)	—
Other Revenues from Contracts with Customers (B)	368	692	(6)	1,054
Total Revenues from Contracts with Customers	8,158	2,682	(966)	9,874
Revenues Unrelated to Contracts with Customers (C)	291	125	—	416
Total Operating Revenues	$8,449	$2,807	$(966)	$10,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Year Ended December 31, 2023
Revenues from Contracts with Customers
Electric Distribution	$3,494	$—	$—	$3,494
Gas Distribution	1,982	—	—	1,982
Transmission	1,673	—	—	1,673
Electricity and Related Product Sales
Third-Party Sales	—	905	—	905
Sales to Affiliates	—	114	(114)	—
Gas Sales
Third-Party Sales	—	206	—	206
Sales to Affiliates	—	984	(984)	—
Other Revenues from Contracts with Customers (B)	368	631	(5)	994
Total Revenues from Contracts with Customers	7,517	2,840	(1,103)	9,254
Revenues Unrelated to Contracts with Customers (C)	290	1,693	—	1,983
Total Operating Revenues	$7,807	$4,533	$(1,103)	$11,237

(A)
Includes revenues applicable to PSEG Power, PSEG LI and Energy Holdings.
(B)
Includes primarily revenues from appliance repair services and the sale of solar renewable energy credits (SRECs) at auction at PSE&G. PSEG Power & Other includes PSEG LI’s OSA with LIPA and PSEG Power’s energy management fee with LIPA.
(C)
Includes alternative revenues at PSE&G, including CIP, Green Program Recovery Charge (GPRC) and transmission over or under recoveries, which are authorized to be collected or refunded in the future periods, and derivative contracts and lease contracts at PSEG Power & Other.

Contract Balances

PSE&G

PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of December 31, 2025 and 2024. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. The allowance for credit losses represented approximately 12% and 13% of accounts receivable (including unbilled revenues) as of December 31, 2025 and 2024, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of PSE&G’s allowance for credit losses for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
	Millions
Balance at Beginning of Year	$215	$283
Utility Customer and Other Accounts
Provision	145	103
Write-offs, net of Recoveries of $42 million and $31 million for 2025 and 2024, respectively	(106)	(171)
Balance at End of Year	$254	$215

PSEG Power & Other

PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of December 31, 2025 and 2024.

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

PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of December 31, 2025 and 2024. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.

PSEG LI did not have any material contract balances as of December 31, 2025 and 2024.

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

Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is generally conducted annually three years in advance of the operating period. However, changes to capacity market rules have resulted in auction suspensions and delays so that recent auctions have been run closer in time to their operating periods. In July 2024 the results of the 2025/2026 auction were released, in July 2025 the results of the 2026/2027 auction were released and in December 2025 the results of the 2027/2028 auction were released. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per MW-Day	MW Cleared
June 2025 to May 2026	$270	3,500
June 2026 to May 2027	$329	3,500
June 2027 to May 2028	$333	3,500

Amended OSA—PSEG LI has been operating LIPA’s electric T&D system in Long Island, New York since 2014 under a 12-year OSA with LIPA that expired on December 31, 2025, with annual fixed and variable components. The fixed fee for the provision of services thereunder in 2025 was approximately $45 million. In December 2025, PSEG LI entered into a five-year extension of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OSA ending on December 31, 2030. The fixed fee for the provision of services thereunder in 2026 and 2027 is approximately $43 million, escalating to approximately $47 million in 2028 and updated annually thereafter based on the change in the Consumer Price Index through the remainder of the contract. A competitor in the contract bidding process filed litigation against LIPA challenging the process. LIPA filed a motion to dismiss the competitor’s claim as untimely, which was granted by the New York Supreme Court. The competitor filed an appeal in January 2026.

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

For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. In 2025, 2024 and 2023, Servco recorded $644 million, $592 million and $533 million, respectively, of O&M expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Consolidated Statement of Operations.

Note 4. Property, Plant and Equipment and Jointly-Owned Facilities

Information related to Property, Plant and Equipment as of December 31, 2025 and 2024 is detailed below:

	2025	2024
	Millions
PSE&G
Electric Transmission	$18,701	$17,874
Electric Distribution	13,717	12,520
Gas Distribution and Transmission	13,350	12,536
Construction Work in Progress	1,233	1,132
Other	1,751	2,136
Total PSE&G	$48,752	$46,198
PSEG Power & Other
Nuclear Production	$3,615	$3,649
Nuclear Fuel in Service	891	793
Construction Work in Progress	256	159
Other	406	408
Total PSEG Power & Other	$5,168	$5,009
Total	$53,920	$51,207

PSE&G and PSEG Power have ownership interests in and are responsible for providing their respective shares of the necessary financing for the following jointly-owned facilities to which they are a party. All amounts reflect PSE&G’s or PSEG Power’s share

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the jointly-owned projects and the corresponding direct expenses are included in the Consolidated Statements of Operations as Operating Expenses.

		As of December 31,
		2025		2024
	Ownership		Accumulated		Accumulated
	Interest	Plant	Depreciation	Plant	Depreciation
		Millions
PSE&G:
Transmission Facilities	Various	$163	$75	$164	$72
PSEG Power:
Nuclear Generating:
Peach Bottom	50%	$1,450	$598	$1,420	$564
Salem	57%	$1,572	$656	$1,539	$601
Nuclear Support Facilities	Various	$186	$88	$180	$84
Other	14%	$1	$—	$1	$—

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

Note 5. Regulatory Assets and Liabilities

PSE&G prepares its financial statements in accordance with GAAP for regulated utilities as described in Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies. PSE&G has deferred certain costs based on rate orders issued by the BPU or FERC or based on PSE&G’s experience with prior rate proceedings. Most of PSE&G’s Regulatory Assets and Liabilities as of December 31, 2025 are supported by written orders, either explicitly or implicitly through the BPU’s treatment of various cost items. These costs will be recovered and amortized over various future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G had the following Regulatory Assets and Liabilities:

	As of December 31,
	2025	2024
	Millions
Regulatory Assets
Deferred Income Tax Regulatory Assets	$2,273	$2,012
Green Program Recovery Charges (GPRC)	1,593	1,251
Pension and OPEB Costs	1,213	1,330
Asset Retirement Obligations (ARO)	237	221
Clean Energy Future-Energy Cloud (CEF-EC)	206	233
Cost of Removal	184	195
Societal Benefits Clause (SBC)	182	211
Manufactured Gas Plant (MGP) Remediation Costs	179	210
New Jersey Clean Energy Program	145	145
Conservation Incentive Program (CIP)	127	261
COVID-19 Deferral	109	131
Remediation Adjustment Charge (RAC) (Other SBC)	101	102
Clean Energy Future-Electric Vehicles (CEF-EV)	92	51
2024 Distribution Base Rate Case Regulatory Assets (BRC)	85	108
Other	242	180
Total Regulatory Assets	6,968	6,641
Less: Current Regulatory Assets	537	516
Total Noncurrent Regulatory Assets	$6,431	$6,125

	As of December 31,
	2025	2024
	Millions
Regulatory Liabilities
Deferred Income Tax Regulatory Liabilities	$2,317	$2,619
Gas Costs—Basic Gas Supply Service (BGSS)	118	145
Other	97	62
Total Regulatory Liabilities	2,532	2,826
Less: Current Regulatory Liabilities	484	555
Total Noncurrent Regulatory Liabilities	$2,048	$2,271

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•
Deferred Income Tax Regulatory Assets: These amounts relate to deferred income taxes arising from utility operations that have not been included in customer rates relating to depreciation, ITCs and other flowthrough items, including the accumulated deferred income taxes related to tax repair and mixed service cost deductions.

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

For the years ended December 31, 2025, 2024 and 2023, PSE&G had provided $58 million, $81 million and $80 million, respectively, in current tax repair flowbacks to customers. The flowback of current mixed service costs commenced in January 2025 and was $22 million for the year ended December 31, 2025. The recovery and amortization of the tax repair and mixed service cost-related Deferred Income Tax Regulatory Assets is being recovered through the TAC regulatory mechanism.

•
Deferred Income Tax Regulatory Liabilities: These liabilities primarily relate to amounts due to customers for excess deferred income taxes as a result of the reduction in the federal corporate income tax rate provided in the Tax Cuts and Jobs Act of 2017, and accumulated deferred income taxes from previously realized distribution-related tax repair and mixed service cost deductions. As part of its settlement with its regulators, PSE&G agreed to refund the excess deferred income taxes as follows:
•
Protected distribution-related excess deferred income taxes are being refunded to customers over the remaining useful lives of distribution property, plant and equipment through PSE&G’s TAC mechanism. As of December 31, 2025, the balance remaining to be flowed back to customers was approximately $808 million.
•
Previously realized distribution-related tax repair deductions are being refunded to customers over ten years through PSE&G’s TAC mechanism. As of December 31, 2025, the balance remaining to be flowed back to customers was approximately $232 million through 2028.
•
Previously realized distribution-related mixed service cost deductions are being refunded to customers over five years through PSE&G’s TAC mechanism. As of December 31, 2025, the balance to be flowed back to customers was approximately $266 million through 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Protected transmission-related excess deferred income taxes are being refunded to customers over the remaining useful life of transmission property, plant and equipment through PSE&G’s transmission formula rate mechanism. As of December 31, 2025, the balance remaining to be flowed back to customers was approximately $926 million.
•
Gas Costs—BGSS: These costs represent the over or under recovered amounts associated with BGSS, pursuant to processes approved by the BPU. Pursuant to BPU requirements, PSE&G serves as the supplier of last resort for gas customers within its service territory that are not served by another supplier. Pricing for those services are set by the BPU as a pass-through, resulting in no margin for PSE&G’s operations. Over or under collected balances are returned or recovered through an annual filing. Interest is accrued only on over recovered balances.
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

Significant 2025 regulatory orders received and currently pending rate filings with the BPU or FERC by PSE&G are as follows:

•
BGSS—In April 2025, the BPU gave final approval to PSE&G’s BGSS rate of approximately 33 cents per therm, which was effective on October 1 2024.

In May 2025, PSE&G made its annual filing with the BPU requesting an increase to its BGSS rate to approximately 36 cents per therm, effective October 1, 2025. This matter is pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under BGSS Orders issued by the BPU, New Jersey gas distribution companies (GDCs) may self-implement a rate increase resulting in no more than a 5% bill increase effective December 1 of the current year, and February 1 of the following year, with one month’s advance notice to the BPU and New Jersey Rate Counsel, and implement a decrease in its BGSS rate at any time during the year upon five days’ notice to the BPU and New Jersey Rate Counsel. On December 1, 2025, in compliance with the BGSS Orders, PSE&G self-implemented a BGSS increase from approximately 33 cents per therm to approximately 36 cents per therm, resulting in an approximate 3% bill increase.

•
Clean Energy Future-Electric Vehicles (CEF-EV)—In January 2026, PSE&G filed an updated cost recovery petition to recover $8 million annually in electric base rates effective April 1, 2026. This filing requests the return on and of investment for CEF-EV electric investments placed in service through December 31, 2025. This matter is pending.
•
CIP—In February 2025, the BPU gave final approval to provisional electric CIP rates which were effective August 1, 2024.

In May 2025, the BPU gave final approval to the provisional gas CIP rates which were effective October 1, 2024.

In December 2025, the BPU approved on a provisional basis, PSE&G’s annual gas CIP petition recover deficient gas revenues of approximately $97 million effective January 1, 2026, based on the 12-month period ending September 2025.

In January 2026, the BPU gave final approval to the provisional electric CIP rates recovering annual deficient electric revenues of approximately $65 million. The provisional rate was effective June 1, 2025.

•
Electric Generation/Capacity Cost Deferral (EGCCD)—In June 2025, the BPU approved an Order authorizing PSE&G to provide a $30 credit to each residential electric customer’s monthly bill for the two-month period July through August 2025. For the six-month period September 2025 through February 2026, PSE&G is applying a charge to each residential electric customer’s monthly bill of $10. Similar orders were issued to all other New Jersey Electric Distribution Companies (EDCs) and were as a result of state regulators’ concern about electric bill increases this summer, which the BPU attributed to the increasing demand for power and a lack of sufficient new generation resources, which led to significant price increases in the 2025/2026 PJM capacity auction.
•
Gas System Modernization Program II Extension (GSMP II Ext)—In July 2025, the BPU approved PSE&G’s updated GSMP II Ext petition to recover $49 million annually in gas base rates effective August 1, 2025. The approved gas revenue increase represents the return on and of actual GSMP II Ext investments placed in service through April 30, 2025.

In November 2025, PSE&G updated its GSMP II Ext cost recovery petition seeking BPU approval to recover in gas base rates an annual revenue increase of $23 million effective February 1, 2026. This filing requests the return on and of investment for GSMP II Ext gas investments placed in service through October 31, 2025. This matter is pending.

•
Green Program Recovery Charges (GPRC)—In May 2025, the BPU approved PSE&G's updated 2024 cost recovery petition for annual electric and gas revenue increases of $54 million and $22 million, respectively.

In June 2025, PSE&G filed its 2025 GPRC cost recovery petition requesting BPU approval for recovery of increases of $207 million and $24 million in annual electric and gas revenues, respectively. This matter is pending.

•
Infrastructure Advancement Program (IAP)—In April 2025, the BPU approved PSE&G's updated cost recovery petition to recover in electric and gas base rates an annual revenue increase of approximately $6 million and $3 million, respectively, effective May 1, 2025. This increase represents the return of and on investment for IAP electric investments in service through January 31, 2025.

In January 2026, PSE&G filed an updated IAP cost recovery petition seeking BPU approval to recover in electric and gas base rates an annual revenue increase of $10 million and $4 million, respectively, effective April 1, 2026. This increase represents the return of and on IAP investments in service through December 31, 2025. This matter is pending.

•
RAC—In January 2025, the BPU approved PSE&G’s RAC 30 petition approving recovery of approximately $56 million of net MGP expenditures incurred from August 1, 2021 through July 31, 2022, with new rates effective February 15, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Tax Adjustment Credit (TAC)—In October 2025, PSE&G submitted its annual 2025 TAC filing requesting a reduction to the tax benefits being flowed back to customers, which would result in an increase to annual electric and gas revenues by approximately $15 million and $10 million, respectively. This matter is pending.
•
Transmission Formula Rates—In June 2025, in accordance with its transmission formula protocols, PSE&G filed with the FERC its 2024 true-up adjustment relating to its transmission formula rates in effect for calendar year 2024. The June 2025 true-up filing resulted in an approximate $28 million increase in the 2024 revenue requirement from the revenue requirement amount contained in the forecast filing. PSE&G previously recognized the majority of the increased revenue in 2024.

In October 2025, PSE&G filed its annual transmission formula rate update with FERC, which will result in an approximate $82 million increase in its annual transmission revenue effective January 1, 2026, subject to true-up.

•
ZEC Program—In August 2025, the BPU approved the final ZEC price of $10 per MWh for the Energy Year ended May 31, 2025. As a result, PSE&G purchased approximately $164 million of ZECs including interest, from the eligible nuclear plants selected by the BPU with the final payment made in August 2025. As a result of the collections and required ZEC payments, there were overcollected revenues totaling $5.5 million, including interest. In January 2026, the BPU directed PSE&G to eliminate its ZEC tariff rate, effective February 1, 2026 and for PSE&G to apply the overcollected ZEC revenue balance into the USF component of PSE&G’s SBC clause.

Note 6. Leases

As of December 31, 2025, PSEG and its subsidiaries were both a lessee and a lessor in operating leases.

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

PSEG Power & Other

PSEG Power has operating leases for buildings and equipment. These leases have remaining terms through 2030, one of which has fixed rent payments that has escalations based on the CPI. One lease contains variable payments.

Services has operating leases for real estate and office equipment. These leases have remaining terms through 2030. Services’ lease for its headquarters, which ends in 2030, includes options to extend for two 5-year terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Costs

The following amounts relate to total operating lease costs, including both amounts recognized in the Consolidated Statements of Operations during the years ended December 31, 2025, 2024 and 2023 and any amounts capitalized as part of the cost of another asset, and the cash flows arising from lease transactions.

	PSE&G	PSEG Power & Other	Total
	Millions
Operating Lease Costs
Year Ended December 31, 2025
Long-term Lease Costs	$48	$15	$63
Short-term Lease Costs	17	3	20
Variable Lease Costs	2	12	14
Total Operating Lease Costs	$67	$30	$97

Year Ended December 31, 2025
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$19	$16	$35

Weighted Average Remaining Lease Term in Years	8	5	7
Weighted Average Discount Rate	4.0%	4.2%	4.1%

	PSE&G	PSEG Power & Other	Total
	Millions
Operating Lease Costs
Year Ended December 31, 2024
Long-term Lease Costs	$43	$15	$58
Short-term Lease Costs	21	3	24
Variable Lease Costs	2	11	13
Total Operating Lease Costs	$66	$29	$95

Year Ended December 31, 2024
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$20	$17	$37

Weighted Average Remaining Lease Term in Years	9	6	7
Weighted Average Discount Rate	4.0%	4.2%	4.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other	Total
	Millions
Operating Lease Costs
Year Ended December 31, 2023
Long-term Lease Costs	$34	$19	$53
Short-term Lease Costs	21	6	27
Variable Lease Costs	2	13	15
Total Operating Lease Costs	$57	$38	$95

Year Ended December 31, 2023
Cash Paid for Amounts Included in the Measurement of Operating Lease Liabilities	$17	$17	$34

Weighted Average Remaining Lease Term in Years	10	7	8
Weighted Average Discount Rate	4.0%	4.2%	4.1%

Operating lease liabilities as of December 31, 2025 had the following maturities on an undiscounted basis:

	PSE&G	PSEG Power & Other	Total
	Millions
2026	$18	$16	$34
2027	15	16	31
2028	11	16	27
2029	10	16	26
2030	10	12	22
Thereafter	39	—	39
Total Minimum Lease Payments	$103	$76	$179

The following is a reconciliation of the undiscounted cash flows to the discounted Operating Lease Liabilities recognized on the Consolidated Balance Sheets:

	As of December 31, 2025
	PSE&G	PSEG Power & Other	Total
	Millions
Undiscounted Cash Flows	$103	$76	$179
Reconciling Amount due to Discount Rate	(16)	(7)	(23)
Total Discounted Operating Lease Liabilities	$87	$69	$156

	As of December 31, 2024
	PSE&G	PSEG Power & Other	Total
	Millions
Undiscounted Cash Flows	$116	$94	$210
Reconciling Amount due to Discount Rate	(18)	(11)	(29)
Total Discounted Operating Lease Liabilities	$98	$83	$181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the current portions of Operating Lease Liabilities included in Other Current Liabilities were $28 million and $14 million for PSEG and PSE&G, respectively. As of December 31, 2024, the current portions of Operating Lease Liabilities included in Other Current Liabilities were $29 million and $15 million for PSEG and PSE&G, respectively.

Lessor

PSEG Power & Other

Energy Holdings is the lessor in leveraged leases. See Note 7. Long-Term Investments and Note 8. Financing Receivables.

Energy Holdings is the lessor in an operating lease for a domestic energy generation facility with a remaining term through 2036. As of December 31, 2025, Energy Holdings’ property subject to this lease had a total carrying value of $9 million.

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

The following is the operating lease income for the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
Operating Lease Income	2025	2024	2023
	Millions
Fixed Lease Income	$14	$14	$24
Variable Lease Income	—	—	—
Total Operating Lease Income	$14	$14	$24

Operating leases had the following minimum future fixed lease receipts as of December 31, 2025:

Millions
2026	$14
2027	14
2028	14
2029	14
2030	14
Thereafter	94
Total Minimum Future Lease Receipts	$164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Investments

Long-Term Investments as of December 31, 2025 and 2024 included the following:

	As of December 31,
	2025	2024
	Millions
PSE&G
CEF-EE II On-Bill Repayment (OBR) Program (A)	$131	$—
Life Insurance and Supplemental Benefits	59	67
Solar Loans	9	23
PSEG Power & Other
Lease Investments	138	150
Equity Method Investments (B)	26	21
Other	9	2
Total Long-Term Investments	$372	$263

(A)
As part of the CEF–EE II OBR program, PSE&G provides funding to customers to upgrade equipment to increase energy efficiency. See Note 8. Financing Receivables for more information on the OBR program.
(B)
During the years ended December 31, 2025, 2024, and 2023 there were no dividends from these investments.

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

Leveraged leases outstanding as of December 31, 2025 commenced in or prior to 2000. The following table shows Energy Holdings’ gross and net lease investment:

	As of December 31,
	2025	2024
	Millions
Lease Receivables (net of Non-Recourse Debt)	$178	$200
Estimated Residual Value of Leased Assets	—	—
Total Investment in Rental Receivables	178	200
Unearned and Deferred Income	(40)	(50)
Gross Investments in Leases	138	150
Deferred Tax Liabilities	(31)	(33)
Net Investments in Leases	$107	$117

The pre-tax income and income tax effects related to investments in leases were immaterial for the years ended December 31, 2025, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Financing Receivables

PSE&G

OBR Program

As part of the CEF–EE II OBR program that began in 2025, PSE&G provides funding to customers to upgrade equipment to increase energy efficiency. The OBR program allows customers to repay their portion of costs for equipment upgrades over time directly through their PSE&G bill. The terms of these agreements can be five, seven or ten years. Customers must meet acceptable credit standards to participate in the program. As of December 31, 2025, there have been no defaults under the OBR program; however, in the event a default, amounts would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for the OBR program. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Consolidated Balance Sheets. The following table reflects the outstanding amounts by class of customer.

As of December 31,
Outstanding OBR Loans by Class of Customers	2025
Millions
Commercial/Industrial	$17
Residential	128
Total	145
Current Portion (included in Accounts Receivable)	(14)
Noncurrent Portion (included in Long-Term Investments)	$131

Payments on all outstanding loans were current as of December 31, 2025 and have an average remaining life of approximately 7 years.

Solar Loan Program

PSE&G’s Solar Loan Programs are designed to help finance the installation of solar power systems throughout its electric service area. Interest income on the loans is recorded on an accrual basis. The loans are paid back with SRECs generated from the related installed solar electric system. PSE&G uses collection experience as a credit quality indicator for its Solar Loan Programs and conducted a comprehensive credit review for all borrowers. As of December 31, 2025, none of the solar loans were impaired; however, in the event a loan becomes impaired, the basis of the solar loan would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for Solar Loan Programs I, II and III. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

	As of December 31,
Outstanding Solar Loans by Class of Customers	2025	2024
	Millions
Commercial/Industrial	$19	$38
Residential	1	2
Total	20	40
Current Portion (included in Accounts Receivable)	(11)	(17)
Noncurrent Portion (included in Long-Term Investments)	$9	$23

The solar loans originated under the remaining Solar Loan Programs are comprised as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Programs	Balance as of December 31, 2025	Funding Provided	Residential Loan Term	Non-Residential Loan Term
	Millions
Solar Loan II	9	prior to 2015	10 years	15 years
Solar Loan III	11	prior to 2022	10 years	10 years
Total	$20

The average life of loans paid in full is 8 years, which is lower than the loan terms of 10 to 15 years due to the generation of SRECs being greater than expected and/or cash payments made to the loan. Payments on all outstanding loans were current as of December 31, 2025 and have an average remaining life of approximately 2 years. There are no remaining residential loans outstanding under the Solar Loan I and II programs.

Energy Holdings

Energy Holdings had net investments in assets subject to leveraged lease accounting of $107 million as of December 31, 2025 and $117 million as of December 31, 2024 (see Note 7. Long-Term Investments).

The corresponding receivables associated with the lease portfolio are reflected as follows, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Standard & Poor’s (S&P) Credit Rating as of December 31, 2025	As of December 31, 2025
Millions
AA	$6
A-	172
Total	$178

PSEG recorded no credit losses for the leveraged leases existing on December 31, 2025. Upon the occurrence of certain defaults, indirect subsidiaries of Energy Holdings would exercise their rights and seek recovery of their investments, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could, for certain leases, wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims.

Note 9. Trust Investments

NDT Fund

In accordance with NRC regulations, entities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear owner places funds in independent external trust accounts it maintains to provide for decommissioning. PSEG Power is required to file biennial reports with the NRC demonstrating that its NDT Fund meets the formula-based minimum NRC funding requirements. Any funding shortfalls are required to be cured prior to the next NDT reporting period. PSEG Power does not currently expect to be required to provide supplemental funding of the NDT Fund. PSEG Power maintains an external master NDT to fund its share of decommissioning costs for its five nuclear facilities upon their respective termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. PSEG Power’s share of decommissioning costs related to its five nuclear units was estimated to be between $3.6 billion and $3.8 billion, including contingencies. The liability for decommissioning recorded on a discounted basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2025 was approximately $1 billion and is included in the ARO. The funds are managed by third-party investment managers who operate under investment guidelines developed by PSEG Power.

The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$544	$397	$(9)	$932
International	452	180	(9)	623
Total Equity Securities	996	577	(18)	1,555
Available-for-Sale Debt Securities
Government	849	6	(65)	790
Corporate	581	7	(19)	569
Total Available-for-Sale Debt Securities	1,430	13	(84)	1,359
Total NDT Fund Investments (A)	$2,426	$590	$(102)	$2,914

(A)
The NDT Fund Investments table excludes cash and foreign currency of $1 million as of December 31, 2025, which is part of the NDT Fund.

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$508	$393	$(9)	$892
International	419	98	(29)	488
Total Equity Securities	927	491	(38)	1,380
Available-for-Sale Debt Securities
Government	853	1	(91)	763
Corporate	531	3	(31)	503
Total Available-for-Sale Debt Securities	1,384	4	(122)	1,266
Total NDT Fund Investments (A)	$2,311	$495	$(160)	$2,646

(A)
The NDT Fund Investments table excludes cash and foreign currency of $24 million as of December 31, 2024, which is part of the NDT Fund.

Net unrealized gains (losses) on debt securities of $(41) million (after-tax) were included in Accumulated Other Comprehensive Loss (AOCL) on PSEG’s Consolidated Balance Sheet as of December 31, 2025. The portion of net unrealized gains (losses) recognized during 2025 related to equity securities still held at the end of December 31, 2025 was $270 million.

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as shown in the following table.

	As of December 31,
	2025	2024
	Millions
Accounts Receivable	$23	$18
Accounts Payable	$16	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of December 31, 2025				As of December 31, 2024
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$134	$(8)	$4	$(1)	$73	$(8)	$4	$(1)
International	37	(4)	22	(5)	126	(19)	22	(10)
Total Equity Securities	171	(12)	26	(6)	199	(27)	26	(11)
Available-for-Sale Debt Securities
Government (B)	85	(1)	359	(64)	295	(7)	382	(84)
Corporate (C)	54	(1)	167	(18)	119	(2)	227	(29)
Total Available-for-Sale Debt Securities	139	(2)	526	(82)	414	(9)	609	(113)
NDT Trust Investments	$310	$(14)	$552	$(88)	$613	$(36)	$635	$(124)

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

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Years Ended December 31,
	2025	2024	2023
	Millions
Proceeds from Sales (A)	$1,349	$1,504	$1,685
Net Realized Gains (Losses):
Gross Realized Gains	$172	$132	$142
Gross Realized Losses	(90)	(54)	(100)
Net Realized Gains (Losses) on NDT Fund (B)	82	78	42
Net Unrealized Gains (Losses) on Equity Securities	106	47	146
Net Gains (Losses) on NDT Fund Investments	$188	$125	$188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)
Includes activity in accounts related to the liquidation of funds being transitioned within the trust.
(B)
The cost of these securities was determined on the basis of specific identification.

The NDT Fund debt securities held as of December 31, 2025 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$16
1 - 5 years	371
6 - 10 years	257
11 - 15 years	72
16 - 20 years	110
Over 20 years	533
Total NDT Available-for-Sale Debt Securities	$1,359

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

The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	102	—	(18)	84
Corporate	69	—	(8)	61
Total Available-for-Sale Debt Securities	171	—	(26)	145
Total Rabbi Trust Investments	$179	$9	$(26)	$162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	105	—	(22)	83
Corporate	76	—	(11)	65
Total Available-for-Sale Debt Securities	181	—	(33)	148
Total Rabbi Trust Investments	$189	$9	$(33)	$165

Net unrealized gains (losses) on debt securities of $(18) million (after-tax) were included in AOCL on PSEG’s Consolidated Balance Sheet as of December 31, 2025. The portion of net unrealized gains (losses) recognized during 2025 related to equity securities still held at the end of December 31, 2025 was approximately $1 million.

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts were immaterial as of December 31, 2025 and 2024.

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than and greater than 12 months:

	As of December 31, 2025				As of December 31, 2024
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$1	$—	$68	$(18)	$10	$—	$71	$(22)
Corporate (B)	4	—	41	(8)	11	—	49	(11)
Total Available-for-Sale Debt Securities	5	—	109	(26)	21	—	120	(33)
Rabbi Trust Investments	$5	$—	$109	$(26)	$21	$—	$120	$(33)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Years Ended December 31,
	2025	2024	2023
	Millions
Proceeds from Rabbi Trust Sales	$29	$33	$29
Net Realized Gains (Losses):
Gross Realized Gains	$2	$3	$5
Gross Realized Losses	(2)	(2)	(6)
Net Realized Gains (Losses) on Rabbi Trust (A)	—	1	(1)
Net Unrealized Gains (Losses) on Equity Securities	1	1	2
Net Gains (Losses) on Rabbi Trust Investments	$1	$2	$1

(A)
The cost of these securities was determined on the basis of specific identification.

The Rabbi Trust debt securities held as of December 31, 2025 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$5
1 - 5 years	30
6 - 10 years	19
11 - 15 years	11
16 - 20 years	16
Over 20 years	64
Total Rabbi Trust Available-for-Sale Debt Securities	$145

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

The fair value of the Rabbi Trust related to PSEG and PSE&G are detailed as follows:

	As of December 31,	As of December 31,
	2025	2024
	Millions
PSE&G	$29	$30
PSEG Power & Other	133	135
Total Rabbi Trust Investments	$162	$165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Asset Retirement Obligations (AROs)

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

The changes to the ARO liabilities for PSEG and PSE&G during 2024 and 2025 are presented in the following table:

	PSEG	PSE&G	PSEG Power & Other
	Millions
ARO Liability as of January 1, 2024	$1,468	$401	$1,067
Liabilities Settled	(26)	(12)	(14)
Accretion Expense	49	—	49
Accretion Expense Deferred and Recovered in Rate Base (A)	16	16	—
Revision to Present Values of Estimated Cash Flows	(7)	52	(59)
ARO Liability as of December 31, 2024	$1,500	$457	$1,043
Liabilities Settled	$(12)	$(10)	$(2)
Accretion Expense	43	—	43
Accretion Expense Deferred and Recovered in Rate Base (A)	20	20	—
Revision to Present Values of Estimated Cash Flows	(170)	(10)	(160)
ARO Liability as of December 31, 2025	$1,381	$457	$924

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11. Pension, Other Postretirement Benefits (OPEB) and Savings Plans

PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria. PSEG merged its two qualified defined benefit pension plans (Pension Plan of Public Service Enterprise Group Incorporated and Pension Plan of Public Service Enterprise Group Incorporated II, or the Plans) effective January 1, 2026. The merged qualified pension plan includes a Final Average Pay and two Cash Balance components and both represented and non-represented employees are eligible for participation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in the benefit obligation and the fair value of plan assets during each of the two years in the periods ended December 31, 2025 and 2024. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year (A)	$4,477	$4,758	$727	$802
Service Cost	88	94	2	3
Interest Cost	231	225	37	37
Actuarial Loss (Gain) (B)	138	(291)	23	(39)
Gross Benefits Paid	(316)	(309)	(77)	(76)
Plan Amendments	—	—	(6)	—
Benefit Obligation at End of Year (A)	$4,618	$4,477	$706	$727
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$3,978	$4,140	$423	$440
Actual Return on Plan Assets	577	134	64	18
Employer Contributions	62	13	41	41
Gross Benefits Paid	(316)	(309)	(77)	(76)
Fair Value of Assets at End of Year	$4,301	$3,978	$451	$423
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$(317)	$(499)	$(255)	$(304)
Additional Amounts Recognized in the Consolidated Balance Sheets
Current Accrued Benefit Cost	$(12)	$(11)	$(13)	$(12)
Noncurrent Accrued Benefit Cost	(305)	(488)	(242)	(292)
Amounts Recognized	$(317)	$(499)	$(255)	$(304)
Additional Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets, Deferred Assets and Deferred Liabilities (C)
Prior Service Cost (Credit)	$—	$—	$(4)	$4
Net Actuarial Loss (Gain)	1,287	1,481	(30)	(26)
Total	$1,287	$1,481	$(34)	$(22)

(A)
Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other benefits. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation or retirement.
(B)
For pension benefits, the net actuarial losses in 2025 were due primarily to a decrease in the discount rate as well as other assumption and demographic updates. For OPEB, the net actuarial losses in 2025 were due primarily to a decrease in the discount rate as well as demographic updates, partially offset by other assumption updates. For pension benefits and OPEB, the net actuarial gains in 2024 were due primarily to an increase in the discount rate, partially offset by actuarial losses driven by a lower than expected return on assets.
(C)
Includes $79 million ($56 million, after-tax) and $107 million ($76 million, after-tax) in AOCL related to Pension and OPEB as of December 31, 2025 and 2024, respectively. Also includes Regulatory Assets of $1,064 million, Deferred Assets of $118 million and Deferred Liabilities of $8 million as of December 31, 2025 and Regulatory Assets of $1,227 million, Deferred Assets of $134 million and Deferred Liabilities of $9 million as of December 31, 2024. The Regulatory Asset amounts do not include $140 million and $103 million as of December 31, 2025 and 2024, respectively, as a result of modifying the method for calculating pension expense for ratemaking purposes, approved by the BPU effective January 1, 2023.

The pension benefits table above provides information relating to the funded status of the qualified and nonqualified pension and OPEB plans on an aggregate basis. As of December 31, 2025, PSEG had funded approximately 93% of its projected pension benefit obligation. This percentage does not include $162 million of assets in the Rabbi Trust as of December 31, 2025, which provide funding for the nonqualified pension plans and certain deferred compensation. The nonqualified pension plans included in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the projected benefit obligation in the above table were $136 million. As of December 31, 2025, PSEG had funded approximately 96% of its projected qualified pension benefit obligation.

Accumulated Benefit Obligation

The accumulated benefit obligation for all PSEG’s defined benefit pension plans was $4.5 billion as of December 31, 2025 and $4.4 billion as of December 31, 2024.

The following table provides the components of net periodic benefit costs (credits) relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, excluding Servco for the years ended December 31, 2025, 2024 and 2023. Amounts shown do not reflect the impacts of capitalization, co-owner allocations and certain regulatory orders. Only the service cost component is eligible for capitalization, when applicable.

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	Millions
Components of Net Periodic Benefit Costs (Credits)
Service Cost (included in O&M Expense)	$88	$94	$90	$2	$3	$3
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	231	225	259	37	37	41
Expected Return on Plan Assets	(308)	(321)	(361)	(33)	(34)	(33)
Amortization of Net
Prior Service Cost (Credit)	—	—	—	2	2	(52)
Actuarial Loss (Gain)	62	71	83	(5)	(2)	(2)
Settlement Charge Resulting from Pension Lift-Out	—	—	338	—	—	—
Non-Service Components of Pension and OPEB (Credits) Costs	(15)	(25)	319	1	3	(46)
Total Net Periodic Benefit Costs (Credits)	$73	$69	$409	$3	$6	$(43)

Pension and OPEB costs (credits) for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	Millions
PSE&G	$47	$43	$50	$(4)	$(2)	$(42)
PSEG Power & Other	26	26	359	7	8	(1)
Total Net Periodic Benefit Costs (Credits)	$73	$69	$409	$3	$6	$(43)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the pre-tax changes recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets, Deferred Assets and Deferred Liabilities:

	Pension		Other Benefits
	2025	2024	2025	2024
	Millions
Net Actuarial (Gain) Loss in Current Period due to Plan Experience and Assumption Changes	$(132)	$(104)	$(9)	$(22)
Amortization of Net Actuarial (Loss) Gain	(62)	(71)	5	2
Prior Service (Credit) Cost in Current Period	—	—	(6)	—
Amortization of Prior Service Credit	—	—	(2)	(2)
Total	$(194)	$(175)	$(12)	$(22)

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023

Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	5.49%	5.68%	5.02%	5.31%	5.59%	4.96%
Rate of Compensation Increase	4.60%	4.60%	4.60%	4.60%	4.60%	4.60%
Cash Balance Interest Crediting Rate	6.00%	6.00%	6.00%	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount Rate	5.68%	5.02%	5.20%	5.59%	4.96%	5.16%
Service Cost Interest Rate	5.85%	5.14%	5.31%	5.74%	5.03%	5.23%
Interest Cost Interest Rate	5.38%	4.91%	5.09%	5.29%	4.88%	5.07%
Expected Return on Plan Assets	8.10%	8.10%	8.10%	8.10%	8.10%	8.10%
Rate of Compensation Increase	4.60%	4.60%	4.40%	4.60%	4.60%	4.40%
Cash Balance Interest Crediting Rate	6.00%	6.00%	6.00%	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates as of December 31
Health Care Costs
Immediate Rate				8.54%	9.08%	8.89%
Ultimate Rate				4.75%	4.75%	4.75%
Year Ultimate Rate Reached				2034	2034	2033

Plan Assets

The investments of pension and OPEB plans are held in trust accounts by the Trustee and consist of an undivided interest in an investment account of the Master Retirement Trust. The investments in the pension and OPEB plans are measured at fair value within a hierarchy that prioritizes the inputs to fair value measurements into three levels. See Note 16. Fair Value Measurements for more information on fair value guidance. Use of the Master Trust permits the commingling of pension plan assets and OPEB plan assets for investment and administrative purposes. Although assets of the plans are commingled in the Master Trust, the Trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the respective participating plans. The net investment income of the investment assets is allocated by the Trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating plans. Additional investments of OPEB plans included in the Fair Value of Assets are held in a Welfare Trust. As of December 31, 2025, the pension plan interest and OPEB plan interest in such assets were approximately 91% and 9%, respectively.

The following tables present information about the investments measured at fair value on a recurring basis as of December 31, 2025 and 2024, including the fair value measurements and the levels of inputs used in determining those fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2025
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents (A)	$29	$29	$—
Equity Securities
Common Stock (B)	723	723	—
Commingled (C)	2,139	—	2,139
Debt Securities (D)
U.S. Treasury	1,138	—	1,138
Commingled	8	8	—
Subtotal Fair Value	$4,037	$760	$3,277
Measured at net asset value practical expedient
Commingled—Equities (E)	450
Real Estate Investment (F)	256
Other	1
Total Fair Value (G)	$4,744

	Recurring Fair Value Measurements as of December 31, 2024
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents (A)	$21	$13	$8
Equity Securities
Common Stock (B)	661	661	—
Commingled (C)	1,916	—	1,916
Debt Securities (D)
U.S. Treasury	1,099	—	1,099
Commingled	6	6	—
Subtotal Fair Value	$3,703	$680	$3,023
Measured at net asset value practical expedient
Commingled—Equities (E)	382
Real Estate Investment (F)	308
Other	1
Total Fair Value (G)	$4,394

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads or the most recent quotes for similar securities which are a Level 2 measure.
(E)
Certain commingled equity funds are not included in the fair value hierarchy as they are measured at fair value using the NAV per share (or its equivalent) practical expedient. These funds do not meet the definition of readily determinable fair value due to the frequency of publishing NAV (monthly). The objectives of these funds are mainly tracking the S&P Index.
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
(G)
Excludes net receivables of $7 million and $6 million as of December 31, 2025 and 2024, respectively, which consist of interest, dividends and receivables and payables related to pending securities sales and purchases. In addition, the table excludes cash and foreign currency of $1 million for each of the years ended December 31, 2025 and 2024.

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans as of the measurement date, December 31:

	As of December 31,
Investments	2025	2024
Equity Securities	70%	67%
Debt Securities	24%	25%
Other Investments	6%	8%
Total Percentage	100%	100%

PSEG utilizes forecasted returns, risk, and correlation of all asset classes in order to develop an efficient portfolio. PSEG’s long-term target asset allocation of 54% equities, 18% real assets and 28% fixed income is consistent with the funds’ financial objectives. Certain investments in real assets (13% as of December 31, 2025) are made through investing in equity securities and tracked as equities when reporting fair value; however, they are viewed by their asset class, real assets, in our target asset allocation. Derivative financial instruments are used by the plans’ investment managers primarily to adjust the fixed income duration of the portfolio and hedge the currency risk component of foreign investments. The expected long-term rate of return on plan assets was 8.1% for 2025 and will decrease to 8.0% for 2026. This expected return includes a premium for active management.

Plan Contributions

PSEG contributed $5 million to its OPEB plan and $50 million to its pension plans in 2025. PSEG will make future pension contributions to satisfy Internal Revenue Service (IRS) minimum funding requirements. Depending on market performance, actuarial assumptions and financial estimates, PSEG could contribute up to $100 million to its pension plan in 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following pension benefit and postretirement benefit payments are expected to be paid to plan participants.

Year	Pension Benefits	Other Benefits
	Millions
2026	$398	$72
2027	344	69
2028	349	67
2029	356	64
2030	361	61
2031-2035	1,824	251
Total	$3,632	$584

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

Employees hired or rehired on or after January 1, 2025 can choose between two different Retirement Program options - the “Core Contribution / 401(k) Program” or the “Cash Balance / 401(k) Program.” The Cash Balance / 401(k) Program provides pay credits in the Cash Balance components of PSEG's qualified pension plans and a 401(k) company match of employee contributions as noted above. The Core Contribution / 401(k) Program provides participants with a non-elective Core Contribution equal to 4% of their eligible earnings in the 401(k) Plan, as well as a dollar-for-dollar company match of up to 4% each pay period. Active participants in the Cash Balance components of PSEG’s qualified pension plans as of December 31, 2024 were also given a one-time election period to choose between the two Retirement Programs above. Elections to switch to the Core Contribution / 401(k) Program were effective January 1, 2026.

In addition to the above, beginning January 1, 2025, employees who are not participants in the Final Average Pay Component of PSEG’s qualified pension plans may also be eligible for an annual company contribution to the 401(k) Plan.

The amounts expensed for employer contributions to the above plans for PSE&G and PSEG Power & Other are detailed as follows:

	Thrift Plan and Savings Plan
	Years Ended December 31,
	2025	2024	2023
	Millions
PSE&G	$35	$31	$29
PSEG Power & Other	16	14	14
Total Employer Matching Contributions	$51	$45	$43

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in Servco’s benefit obligation and the fair value of its plan assets during the years ended December 31, 2025 and 2024. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
	Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year (A)	$521	$535	$510	$514
Service Cost	24	28	12	14
Interest Cost	29	26	28	25
Actuarial Gain (B)	(1)	(54)	(34)	(29)
Gross Benefits Paid	(16)	(14)	(15)	(14)
Benefit Obligation at End of Year (A)	$557	$521	$501	$510
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$490	$433	$—	$—
Actual Return on Plan Assets	86	46	—	—
Employer Contributions	23	25	15	14
Gross Benefits Paid	(16)	(14)	(15)	(14)
Fair Value of Assets at End of Year	$583	$490	$—	$—
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$26	$(31)	$(501)	$(510)
Additional Amounts Recognized in the Consolidated Balance Sheets
Prepaid (Accrued) Pension Costs of Servco	$26	$(31)	N/A	N/A
OPEB Costs of Servco	N/A	N/A	(501)	(510)
Amounts Recognized (C)	$26	$(31)	$(501)	$(510)

(A)
Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for other benefits. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation or retirement.
(B)
For pension benefits, the net actuarial gain in 2025 was due primarily to demographic updates, partially offset by other assumption updates. For OPEB, the net actuarial gain in 2025 was due primarily to other assumption updates. For pension benefits, the net actuarial gain in 2024 was due primarily to an increase in the discount rate. For OPEB, the net actuarial gain in 2024 was due primarily to an increase in the discount rate partially offset by other assumption updates.
(C)
Amounts equal to the accrued pension and OPEB costs of Servco are offset in Long-Term Receivable of VIE on PSEG’s Consolidated Balance Sheets. Prepaid Pension costs as of December 31, 2025 are included in Other Noncurrent Assets.

Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trust and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. The pension-related revenues and costs for 2025, 2024 and 2023 were $23 million, $25 million and $18 million, respectively. Servco has contributed its entire planned contribution amount to its pension plan trust during 2025. The OPEB-related revenues earned and costs incurred were $15 million, $14 million and $12 million in 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to determine the benefit obligations of Servco:

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	5.84%	5.84%	5.13%	5.90%	5.87%	5.16%
Rate of Compensation Increase	5.53%	5.50%	5.54%	5.53%	5.50%	5.54%
Cash Balance Interest Crediting Rate	4.84%	4.84%	4.13%	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates as of December 31
Health Care Costs
Immediate Rate				8.42%	7.46%	6.84%
Ultimate Rate				4.75%	4.75%	4.75%
Year Ultimate Rate Reached				2036	2036	2033

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

The following tables present information about Servco’s investments measured at fair value on a recurring basis as of December 31, 2025 and 2024, including the fair value measurements and the levels of inputs used in determining those fair values.

	Recurring Fair Value Measurements as of December 31, 2025
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents	$2	$2	$—
Equity Securities
Common Stock (A)	39	39	—
Commingled (B)	402	—	402
Commingled Bonds (B)	140	—	140
Total Fair Value	$583	$41	$542

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2024
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)
	Millions
Cash Equivalents	$2	$2	$—
Equity Securities
Common Stock (A)	35	35	—
Commingled (B)	334	—	334
Commingled Bonds (B)	119	—	119
Total Fair Value	$490	$37	$453

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

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans of Servco as of the measurement date, December 31:

	As of December 31,
Investments	2025	2024
Equity Securities	76%	76%
Debt Securities	24%	24%
Total Percentage	100%	100%

Servco utilizes forecasted returns, risk, and correlation of all asset classes in order to develop an efficient portfolio. Servco’s long-term target asset allocation of 60% equities, 15% real assets and 25% fixed income is consistent with the funds’ financial objectives. Certain investments in real assets (14% at December 31, 2025) are made through investing in equity securities and tracked as equities when reporting fair value; however, they are viewed by their asset class, real assets, in our target asset allocation. The expected long-term rate of return on plan assets was 8.0% for 2025 and will be 8.0% for 2026. This expected return includes a premium for active management.

Plan Contributions

Servco plans to contribute $15 million into its pension plan during 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following pension benefit and postretirement benefit payments are expected to be paid to Servco’s plan participants:

Year	Pension Benefits	Other Benefits
	Millions
2026	$19	$15
2027	23	17
2028	25	20
2029	28	21
2030	31	24
2031-2035	193	143
Total	$319	$240

Servco 401(k) Plans

Servco sponsors two 401(k) plans, which are defined contribution retirement plans subject to ERISA. Eligible non-represented employees of Servco participate in the Long Island Electric Utility Servco LLC Incentive Thrift Plan I (Thrift Plan I), and eligible represented employees of Servco participate in the Long Island Electric Utility Servco LLC Incentive Thrift Plan II (Thrift Plan II). Participants in the plans may contribute up to 50% of their eligible compensation to these plans, not to exceed the IRS maximums, including any catch-up contributions for those employees age 50 and above. Servco does not provide an employer match or core contribution for employees in Thrift Plan II. For employees in Thrift Plan I, Servco matches 50% of such employee contributions up to 8% of eligible compensation and provides core contributions (based on years of service and age) to employees who do not participate in Servco’s Retirement Income Plan. The amount expensed by Servco for employer matching contributions was $14 million, $13 million and $10 million for the years ended December 31, 2025, 2024 and 2023. Pursuant to the OSA, Servco recognizes Operating Revenues for the reimbursement of these costs.

Note 12. Commitments and Contingent Liabilities

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

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of December 31, 2025 and 2024.

	As of December 31,
	2025	2024
	Millions
Face Value of Outstanding Guarantees	$996	$1,272
Exposure under Current Guarantees	$132	$47

Letters of Credit - Counterparty Margining Posted	$95	$4
Letters of Credit - Counterparty Margining Received	$16	$24

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$—	$(1)
Net Broker Balance Deposited (Received)	$222	$245

Additional Amounts Posted
Other Letters of Credit	$232	$155

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

Environmental Matters

Newark Bay Complex

The Newark Bay Complex is a tidal estuary in northern New Jersey that includes Newark Bay, as well as portions of the Passaic River, the Hackensack River and other surrounding waterways. The U.S. Environmental Protection Agency (EPA) has designated various portions of the Newark Bay Complex as federal Superfund sites that must be investigated and remediated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA).

Lower Passaic River Study Area

The EPA has determined that a 17-mile stretch of the Passaic River (Lower Passaic River Study Area (LPRSA)) in New Jersey is a “Superfund” site. PSE&G and certain of its predecessors conducted operations at properties in this area, including at one site that was transferred to PSEG Power.

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

Occidental has filed two lawsuits against PSE&G and others to attempt to recover costs associated with its past investigation and cleanup work within the LPRSA and to obtain a declaratory judgment of parties’ shares of any future costs. PSEG cannot predict the outcome of the litigation.

In January 2026, Occidental’s parent company completed the sale of Occidental to a third party and identified a new company, Environmental Resource Holdings, LLC, as the successor to Occidental’s environmental liability at the Newark Bay Complex and elsewhere. PSE&G and others have filed suit for a declaratory judgment that Occidental remains liable for investigation and cleanup costs within the Newark Bay Complex and elsewhere.

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

As of December 31, 2025, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MGP Remediation Program

PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $179 million and $196 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $179 million as of December 31, 2025. Of this amount, $23 million was recorded in Other Current Liabilities and $156 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $179 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.

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

BGS, BGSS and ZECs

Each year, PSE&G obtains its electric supply requirements through annual New Jersey BGS auctions for two categories of customers that choose not to purchase electric supply from third-party suppliers. The first category is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold (BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreements with the winners of these RSCP and CIEP BGS auctions to purchase BGS for PSE&G’s load requirements. The winners of the RSCP and CIEP auctions are responsible for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fulfilling all the requirements of a PJM load-serving entity including the provision of capacity, energy, ancillary services and any other services required by PJM. As such, prices set through these auctions are impacted by FERC-approved prices set in the PJM capacity auctions, which significantly increased for the 2025/2026 and subsequent auction years. See Note 2. Revenues for additional information. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.

The BGS-CIEP auction is for a one-year supply period from June 1 to May 31 with the BGS-CIEP auction price measured in dollars per MW-day for capacity. The final price for the BGS-CIEP auction year commencing June 1, 2026 is $677.73 per MW-day, replacing the BGS-CIEP auction year price ending May 31, 2026 of $696.05 per MW-day. Energy for BGS-CIEP is priced at hourly PJM locational marginal prices for the contract period.

PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2023	2024	2025	2026
36-Month Terms Ending	May 2026	May 2027	May 2028	May 2029	(A)
Load (MW)	2,800	2,900	2,800	2,800
$ per MWh	$93.11	$80.88	$107.36	$109.38

(A)
Prices set in the 2026 BGS auction will become effective on June 1, 2026 when the 2023 BGS auction agreements expire.

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

FERC Matters

FERC has completed a non-public investigation of the Roseland-Pleasant Valley (RPV) transmission project. In December 2024, FERC approved an agreement between PSE&G and FERC Enforcement Staff resolving its investigation. The agreement included a $6.6 million civil penalty and the implementation of certain compliance requirements, in addition to the process improvements that PSE&G has already implemented. It also included a statement that nothing in the agreement reflected a challenge by FERC Enforcement to the end-of-life determination relative to the project and that no disgorgement had been sought. In both a December 2024 proceeding related to PJM’s annual cost allocation filing and in PSE&G’s 2025 annual formula rate true-up filing, an intervenor raised an objection related to the recovery of costs for the RPV project. FERC rejected the first challenge as procedurally out of scope and has not acted on, and does not need to act on, the second filing. In January 2026, that same intervenor filed a FERC complaint against PSE&G requesting that FERC set a hearing on the recovery of these costs. PSE&G has sought dismissal of the complaint but cannot predict the outcome of this matter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nuclear Insurance Coverages and Assessments

PSEG Power is a member of the joint underwriting association, American Nuclear Insurers (ANI), which provides nuclear liability insurance coverage at the Salem and Hope Creek site and the Peach Bottom site. The ANI policies are designed to satisfy the financial protection requirements outlined in the Price-Anderson Act, which sets the limit of liability for claims that could arise from an incident involving any licensed nuclear facility in the United States. The limit of liability per incident per site is composed of primary and excess layers. As of December 31, 2025, nuclear sites were required to purchase $500 million of primary liability coverage for each site through ANI. The primary layer is supplemented by an excess layer, which is an industry self-insurance pool.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PSEG Power is also a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides the property, decontamination and decommissioning liability insurance at the Salem and Hope Creek site and the Peach Bottom site. NEIL also provides replacement power coverage through its accidental outage policy. NEIL policies may make retrospective premium assessments in the case of adverse loss experience. The current maximum aggregate annual retrospective premium obligation for PSEG Power is approximately $63 million. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium, or some other means of assurance. Certain provisions in the NEIL policies provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on that site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.

The ANI and NEIL policies all include coverage for claims arising out of acts of terrorism. However, NEIL policies are subject to an industry aggregate limit of $3.24 billion plus such additional amounts as NEIL recovers for such losses from reinsurance, indemnity and any other source applicable to such losses.

Note 13. Debt and Credit Facilities

Long-Term Debt

		As of December 31,
	Maturity	2025	2024
		Millions
PSEG
Senior Notes:
0.80%	2025	$—	$550
5.85%	2027	700	700
5.88%	2028	600	600
5.20%	2029	750	750
4.90%	2030	600	—
1.60%	2030	550	550
8.63%	2031	96	96
2.45%	2031	750	750
6.13%	2033	400	400
5.45%	2034	500	500
5.40%	2035	400	—
Total Senior Notes		5,346	4,896
Principal Amount Outstanding		5,346	4,896
Amounts Due Within One Year		—	(550)
Net Unamortized Discount and Debt Issuance Costs		(31)	(30)
Total Long-Term Debt of PSEG		$5,315	$4,316

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2025	2024
		Millions
PSE&G
First and Refunding Mortgage Bonds (A):
8.00%	2037	$7	$7
5.00%	2037	8	8
Total First and Refunding Mortgage Bonds		15	15
Medium-Term Notes (A):
3.00%	2025	—	350
0.95%	2026	450	450
2.25%	2026	425	425
3.00%	2027	425	425
3.70%	2028	375	375
3.65%	2028	325	325
3.20%	2029	375	375
2.45%	2030	300	300
1.90%	2031	425	425
3.10%	2032	500	500
4.90%	2032	400	400
4.65%	2033	500	500
5.20%	2033	500	500
5.20%	2034	450	450
4.85%	2034	600	600
5.05%	2035	400	—
5.25%	2035	250	250
4.90%	2035	450	—
5.70%	2036	250	250
5.80%	2037	350	350
5.38%	2039	250	250
5.50%	2040	300	300
3.95%	2042	450	450
3.65%	2042	350	350
3.80%	2043	400	400
4.00%	2044	250	250
4.05%	2045	250	250
4.15%	2045	250	250
3.80%	2046	550	550
3.60%	2047	350	350
4.05%	2048	325	325
3.85%	2049	375	375
3.20%	2049	400	400
3.15%	2050	300	300
2.70%	2050	375	375
2.05%	2050	375	375
3.00%	2051	450	450
5.13%	2053	400	400
5.45%	2053	400	400
5.45%	2054	550	550
5.30%	2054	500	500
5.50%	2055	500	—
Total MTNs		16,100	15,100
Principal Amount Outstanding		16,115	15,115
Amounts Due Within One Year		(875)	(350)
Net Unamortized Discount and Selling Expense		(123)	(117)
Total Long-Term Debt of PSE&G		$15,117	$14,648

(A)
Secured by essentially all property of PSE&G pursuant to its First and Refunding Mortgage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2025	2024
		Millions
PSEG Power
Term Loan:
Variable Rate	2025	$—	$1,250
Total Term Loan		—	1,250
Senior Notes:
5.20%	2030	750	—
5.75%	2035	500	—
Total Senior Notes		1,250	—
Principal Amount Outstanding		1,250	1,250
Amounts Due Within One Year		—	(1,250)
Net Unamortized Discount and Debt Issuance Costs		(12)	—
Total Long-Term Debt of PSEG Power		$1,238	$—

Long-Term Debt Maturities

The aggregate principal amounts of maturities for each of the five years following December 31, 2025 are as follows:

Year	PSEG	PSE&G	PSEG Power	Total
	Millions
2026	$—	$875	$—	$875
2027	700	425	—	1,125
2028	600	700	—	1,300
2029	750	375	—	1,125
2030	1,150	300	750	2,200
Thereafter	2,146	13,440	500	16,086
Total	$5,346	$16,115	$1,250	$22,711

Long-Term Debt Financing Transactions

During 2025, the following long-term debt transactions occurred:

PSEG

•
issued $600 million of 4.90% Senior Notes due March 2030,
•
issued $400 million of 5.40% Senior Notes due March 2035, and
•
retired $550 million of 0.80% Senior Notes at maturity.

PSE&G

•
issued $400 million of 5.05% Secured Medium-Term Notes, Series Q, due March 2035,
•
issued $500 million of 5.50% Secured Medium-Term Notes, Series Q, due March 2055,
•
issued $450 million of 4.90% Secured Medium-Term Notes, Series Q, due August 2035, and
•
retired $350 million of 3.00% Secured Medium-Term Notes, Series K, at maturity.

PSEG Power

•
issued $750 million of 5.20% Senior Unsecured Notes, due May 2030,
•
issued $500 million of 5.75% Senior Unsecured Notes, due May 2035, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
repaid $1.25 billion variable rate term loan in May 2025, due June 2025.

PSE&G

In January 2026, PSE&G issued $500 million of 4.20% Secured Medium-Term Notes, Series R, due January 2031 and $500 million of 5.63% Secured Medium-Term Notes, Series R, due January 2056.

Short-Term Liquidity

PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facility.

The commitments under the $3.8 billion credit facilities are provided by a diverse bank group. As of December 31, 2025, the total available credit capacity was $2.7 billion. In March 2025, PSEG, PSEG Power, and PSE&G executed a one year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2029, and PSEG Power amended certain provisions in the Master Credit Facility including removal of subsidiary guarantees of PSEG Power. The PSEG Power letter of credit facilities and term loans were also amended to be consistent with the Master Credit Facility, and the $150 million uncommitted credit facility at a subsidiary of PSEG Power was terminated.

As of December 31, 2025, no single institution represented more than 9% of the total commitments in the credit facilities.

As of December 31, 2025, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.

Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

The total committed credit facilities and available liquidity as of December 31, 2025 were as follows:

	As of December 31, 2025
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$719	$781	Mar 2029	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$719	$781
PSE&G
Revolving Credit Facility	$1,000	$351	$649	Mar 2029	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$351	$649
PSEG Power
Revolving Credit Facility (A)	$1,250	$37	$1,213	Mar 2029	Funding/Letters of Credit
Letter of Credit Facility	75	45	30	Apr 2026	Letters of Credit
Total PSEG Power	$1,325	$82	$1,243
Total (C)	$3,825	$1,152	$2,673

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
(B)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of December 31, 2025, PSEG had $704 million outstanding commercial paper at a weighted average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate of 4.07% and PSE&G had $325 million commercial paper outstanding at a weighted average interest rate of 3.89%.
(C)
Amounts do not include uncommitted credit facilities or 364-day term loans, if any apply.

PSEG Power has uncommitted credit facilities totaling $425 million, which can be utilized for letters of credit. As of December 31, 2025, PSEG Power had $243 million in letters of credit outstanding under these uncommitted credit facilities.

PSE&G has an uncommitted credit facility totaling $30 million, which can be utilized for letters of credit. As of December 31, 2025, PSE&G's letters of credit outstanding were immaterial under this uncommitted credit facility.

Debt Covenants

PSEG Power’s credit agreements and debt instruments contain covenants restricting the ability of PSEG Power from consummating certain mergers and consolidations, and contain limitations on the incurrence of certain subsidiary debt and the incurrence of liens. PSEG Power’s bank credit agreements contain limitations on sales of assets and PSEG Power’s debt instruments contain limitations on sale and leaseback transactions.

Short-Term Loans

In December 2025, PSEG Power amended its existing $400 million 364-day variable rate term loan, which increased the balance to $500 million and extended the maturity to December 2026.

In February 2026, PSEG entered into a 364-day variable rate term loan agreement for $500 million.

Fair Value of Debt

The estimated fair values, carrying amounts and methods used to determine the fair values of long-term debt as of December 31, 2025 and 2024 are included in the following table and accompanying notes as of December 31, 2025 and 2024. See Note 16. Fair Value Measurements for more information on fair value guidance and the hierarchy that prioritizes the inputs to fair value measurements into three levels.

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$5,315	$5,371	$4,866	$4,754
PSE&G (A)	15,992	14,705	14,998	13,337
PSEG Power (A)(B)	1,238	1,288	1,250	1,250
Total Long-Term Debt	$22,545	$21,364	$21,114	$19,341

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Schedule of Consolidated Capital Stock

	As of December 31,
	Outstanding Shares		Book Value
	2025	2024	2025	2024
	Millions
PSEG Common Stock (no par value) (A)
Authorized 1,000 shares	498	498	$3,627	$3,654

(A)
PSEG did not issue any new shares under the Dividend Reinvestment and Stock Purchase Plan or the Employee Stock Purchase Plan (ESPP) in 2025 or 2024.

As of December 31, 2025, PSE&G had an aggregate of 7.5 million shares of $100 par value and 10 million shares of $25 par value Cumulative Preferred Stock, which were authorized and unissued and which, upon issuance, may or may not provide for mandatory sinking fund redemption.

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

Commodity Prices

Within PSEG and its affiliate companies, PSEG Power has the most exposure to commodity price risk. PSEG Power is exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. PSEG Power uses a variety of derivative and non-derivative instruments, such as financial options, futures and swaps to manage the exposure to fluctuations in commodity prices and optimize the value of PSEG Power’s expected generation. PSEG Power also uses derivatives to hedge a portion of its anticipated BGSS obligations with PSE&G. For additional information see Note 12. Commitments and Contingent Liabilities.

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

As of December 31, 2025, PSEG had interest rate hedges outstanding through December 2026 which were executed to convert to fixed, a portion of PSEG Power’s $500 million variable rate loan due December 2026. The fair value of these hedges was immaterial as of December 31, 2025.

As of December 31, 2025, PSEG also had interest rate hedges outstanding to fix the interest rate for anticipated 2026 debt issuances. The fair value of these hedges was $4 million as of December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate hedges designated as cash flow hedges was $24 million and $36 million as of December 31, 2025 and December 31, 2024, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are $4 million.

Fair Values of Derivative Instruments

The following are the fair values of derivative instruments on the Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions are offset on the Consolidated Balance Sheets of PSEG. For additional information see Note 16. Fair Value Measurements.

Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of December 31, 2025 and 2024. The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of December 31, 2025
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$782	$(771)	$11	$11
Noncurrent Assets	4	871	(869)	2	6
Total Mark-to-Market Derivative Assets	$4	$1,653	$(1,640)	$13	$17
Derivative Contracts
Current Liabilities	$—	$(850)	$785	$(65)	$(65)
Noncurrent Liabilities	—	(975)	954	(21)	(21)
Total Mark-to-Market Derivative (Liabilities)	$—	$(1,825)	$1,739	$(86)	$(86)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$4	$(172)	$99	$(73)	$(69)

	As of December 31, 2024
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$403	$(370)	$33	$33
Noncurrent Assets	32	375	(356)	19	51
Total Mark-to-Market Derivative Assets	$32	$778	$(726)	$52	$84
Derivative Contracts
Current Liabilities	$—	$(448)	$443	$(5)	$(5)
Noncurrent Liabilities	—	(408)	404	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$—	$(856)	$847	$(9)	$(9)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$32	$(78)	$121	$43	$75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, PSEG Power had net cash collateral payments to counterparties of $222 million and $244 million, respectively. Of these net cash collateral (receipts) payments, $99 million as of December 31, 2025 and $121 million as of December 31, 2024 were netted against the corresponding net derivative contract positions. Of the $99 million as of December 31, 2025, $14 million was netted against current liabilities and $85 million was netted against noncurrent liabilities. Of the $121 million as of December 31, 2024, $73 million was netted against current liabilities and $48 million against noncurrent liabilities.

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

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX, Nodal and ICE that are fully collateralized) was $96 million and $17 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, PSEG Power had the contractual right of offset of $11 million, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $85 million and $6 million as of December 31, 2025 and 2024, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

The following shows the effect on the Consolidated Statements of Operations and on AOCL of derivative instruments designated as cash flow hedges for the years ended December 31, 2025, 2024 and 2023.

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives			Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,				Years Ended December 31,
	2025	2024	2023		2025	2024	2023
	Millions				Millions
Interest Rate Derivatives	$(11)	$59	$13	Interest Expense	$5	$13	$5
Total	$(11)	$59	$13		$5	$13	$5

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Consolidated Statement of Operations. The amount of gain on interest rate hedges reclassified from AOCL into income was $4 million, $9 million and $3 million after tax as of December 31, 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2023	$4	$3
Gain Recognized in AOCL	59	42
Less: Gain Reclassified into Income	(13)	(9)
Balance as of December 31, 2024	$50	$36
Loss Recognized in AOCL	(11)	(8)
Less: Gain Reclassified into Income	(5)	(4)
Balance as of December 31, 2025	$34	$24

The following shows the effect on the Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the years ended December 31, 2025, 2024 and 2023. PSEG Power’s derivative contracts reflected in this table primarily includes contracts to hedge the purchase and sale of electricity and natural gas.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2025	2024	2023
		Millions
Energy-Related Contracts	Operating Revenues	$(108)	$27	$1,567
Energy-Related Contracts	Energy Costs	(3)	2	—
Total		$(111)	$29	$1,567

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of December 31, 2025 and 2024.

		As of December 31,
Type	Notional	2025	2024
		Millions
Natural Gas	Dekatherm	70	70
Electricity	MWh	(73)	(49)
Financial Transmission Rights (FTRs)	MWh	16	16
Interest Rate Derivatives	U.S. Dollars	970	2,290

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

As of December 31, 2025, more than 98% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There is one counterparty with credit exposure greater than 10% of the total. The credit exposures were with PSE&G. The PSE&G credit exposure is eliminated in consolidation. See Note 23. Related-Party Transactions for additional information.

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of December 31, 2025, PSE&G held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of December 31, 2025, PSE&G had $6 million in unsecured mark-to-market credit exposure with its suppliers.

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

Level 1—measurements utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PSEG and PSE&G have the ability to access. These consist primarily of listed equity securities and money market mutual funds, as well as natural gas and electric futures contracts executed on an exchange.

Level 2—measurements include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other observable inputs such as interest rates and yield curves that are observable at commonly quoted intervals. These consist primarily of non-exchange traded derivatives such as forward contracts, all option contracts and most fixed income securities.

Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. These consist primarily of certain capacity contracts that deliver beyond the PJM capacity auction periods.

Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable. There were no transfers in 2025 and 2024 to or from Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

	Recurring Fair Value Measurements as of December 31, 2025
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$80	$—	$80	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$13	$(1,640)	$1,610	$43	$—
Interest Rate Derivatives (C)	$4	$—	$—	$4	$—
NDT Fund (D)
Equity Securities	$1,555	$—	$1,555	$—	$—
Debt Securities—U.S. Treasury	$384	$—	$—	$384	$—
Debt Securities—Govt Other	$406	$—	$—	$406	$—
Debt Securities—Corporate	$569	$—	$—	$569	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$27	$—	$—	$27	$—
Debt Securities—Corporate	$61	$—	$—	$61	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(86)	$1,739	$(1,715)	$(110)	$—
PSE&G
Assets:
Cash Equivalents (A)	$60	$—	$60	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$11	$—	$—	$11	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2024
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$100	$—	$100	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$52	$(726)	$2	$776	$—
Interest Rate Derivatives (C)	$32	$—	$—	$32	$—
NDT Fund (D)
Equity Securities	$1,380	$—	$1,380	$—	$—
Debt Securities—U.S. Treasury	$366	$—	$—	$366	$—
Debt Securities—Govt Other	$397	$—	$—	$397	$—
Debt Securities—Corporate	$503	$—	$—	$503	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$55	$—	$—	$55	$—
Debt Securities—Govt Other	$28	$—	$—	$28	$—
Debt Securities—Corporate	$65	$—	$—	$65	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(9)	$847	$(3)	$(852)	$(1)
PSE&G
Assets:
Cash Equivalents (A)	$70	$—	$70	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

(A)
Represents money market mutual funds.
(B)
Level 1— During 2025, electric futures contracts executed on an exchange were transferred from Level 2 into Level 1. Also included in Level 1 are natural gas futures contracts executed on an exchange. All Level 1 energy-related contracts are being valued solely on settled pricing inputs which come directly from an exchange such as NYMEX, ICE and Nodal Exchange.

Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts, swaps, and all options) are valued using settled prices from similar assets and liabilities from an exchange, such as NYMEX, ICE and Nodal Exchange, or auction prices. Prices used in the valuation process are also corroborated independently by management to determine that values are based on actual transaction data or, in the absence of transactions, bid and offers for the day. Examples may include certain electricity, capacity and natural gas contracts based on market prices, basis adjustments and other premiums where adjustments and premiums are not considered significant to the overall inputs.

Level 3—Unobservable inputs are used for the valuation of certain contracts. See “Additional Information Regarding Level 3 Measurements” for more information on the utilization of unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)
Interest rate derivatives are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.
(D)
The NDT Fund maintains investments in various equity and fixed income securities. The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities). The fair value measurement table excludes any cash and foreign currency included in these trusts. For additional information, see Note 9. Trust Investments.

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

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. See Note 15. Financial Risk Management Activities for additional detail.

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

As of December 31, 2025, PSEG carried $3.1 billion of net assets that were measured at fair value on a recurring basis. No liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

As of December 31, 2024, PSEG carried $3.0 billion of net assets that were measured at fair value on a recurring basis, of which $1 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stock Based Compensation

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

The 2021 LTIP currently provides for the issuance of equity awards with respect to 8 million shares of common stock. As of December 31, 2025, approximately 5 million shares were available for future awards under the 2021 LTIP.

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

RSUs

Under both the 2021 LTIP and 2004 LTIP (LTIPs), PSEG has granted RSU awards to officers and other key employees. These awards, which are bookkeeping entries only, are subject to risk of forfeiture until vested by continued employment. Until distributed, the units are credited with dividend equivalent units (DEUs) proportionate to the dividends paid on PSEG common stock. Distributions are made in shares of common stock. The RSU grants for 2025 and 2024 have a 3-year graded vesting (1/3 per year) starting from the grant date and 2023 cliff vest at the end of three years. Vesting may be accelerated (pro-rated basis or full vesting) upon certain events such as change-in-control, retirement, disability or death.

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

PSEG recognizes compensation expense for the total shareholder return (TSR) target for its PSU awards based on the grant date fair values of the award, which are determined using the Monte Carlo model. The following table provides the assumptions used to calculate the grant date fair value of the TSR portion of the PSU awards for 2025, 2024 and 2023:

Grant Date	Risk-Free Interest Rate	Volatility
February 11, 2025	4.19%	21.51%
February 13, 2024	4.35%	20.32%
February 14, 2023	4.24%	25.09%

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

	2025	2024	2023
	Millions
Compensation Cost included in O&M Expense	$43	$40	$18
Income Tax Benefit Recognized in Consolidated Statements of Operations	$12	$11	$5

For each of the years 2025, 2024 and 2023, PSEG also recorded excess tax benefits of $9 million, $1 million and $22 million, respectively.

PSEG recognizes compensation cost of awards issued over the shorter of the original vesting period or the period beginning on the date of grant and ending on the date an individual is eligible for retirement and the award vests.

RSUs

Changes in RSUs for the year ended December 31, 2025 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2025	448,790	$61.03
Granted	326,735	$83.74
Vested	354,257	$69.34
Canceled/Forfeited	9,265	$72.79
Non-vested as of December 31, 2025	412,003	$71.63	0.7	$33,083,841

The weighted average grant date fair value per share for RSUs during the years ended December 31, 2025, 2024 and 2023 was $83.74, $59.22 and $61.44 per share, respectively.

The total intrinsic value of RSUs distributed during the years ended December 31, 2025, 2024 and 2023 was $36 million, $16 million and $54 million, respectively.

As of December 31, 2025, there was approximately $16 million of unrecognized compensation cost related to the RSUs, which is expected to be recognized over a weighted average period of 1.2 years. DEUs of 30,462 accrued on the RSUs during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSUs

Changes in PSUs for the year ended December 31, 2025 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2025	473,853	$66.59
Granted	319,884	$80.29
Vested	369,333	$69.70
Canceled/Forfeited	19,499	$70.99
Non-vested as of December 31, 2025	404,905	$74.36	1.6	$32,513,872

The weighted average grant date fair value per share for PSUs during the years ended December 31, 2025, 2024 and 2023 was $80.29, $65.44 and $67.99 per share, respectively.

The total intrinsic value of PSUs distributed during the years ended December 31, 2025, 2024 and 2023 was $50 million, $10 million and $95 million, respectively.

As of December 31, 2025, there was approximately $25 million of unrecognized compensation cost related to the PSUs, which is expected to be recognized over a weighted average period of 1.6 years. DEUs of 39,162 accrued on the PSUs during the year.

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

The fair value of these awards is recorded as compensation expense in the Consolidated Statements of Operations. Compensation expense for the plan was $2 million for the years ended December 31, 2025, 2024, and 2023.

ESPP

PSEG maintains an ESPP for all eligible employees of PSEG and its subsidiaries. Under the ESPP, shares of PSEG common stock may be purchased at 95% of the fair market value for represented employees and 90% for non-represented employees through payroll deductions. Dividends are to be paid out in cash unless the participant elects the dividends to be reinvested at fair market price. All employees are required to hold the shares purchased under the ESPP for at least three months from the purchase date. In any year, employees may purchase shares having a value not exceeding 10% of their base pay. Compensation expense recognized under this program was $2 million for each of the years ended December 31, 2025, 2024 and 2023.

During the years ended December 31, 2025, 2024 and 2023, employees purchased 286,500 shares, 287,982 shares and 339,807 shares, respectively, at an average price of $76.00, $71.46 and $55.84 per share, respectively. As of December 31, 2025, 672,250 shares were available for future issuance under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Year Ended December 31, 2025
NDT Fund Interest and Dividends	$—	$90	$90
AFUDC	44	—	44
Solar Loan Interest	3	—	3
Other Interest	13	16	29
Donations	—	(16)	(16)
Other	4	(9)	(5)
Total Net Other Income (Deductions)	$64	$81	$145
Year Ended December 31, 2024
NDT Fund Interest and Dividends	$—	$81	$81
AFUDC	41	—	41
Solar Loan Interest	5	—	5
Other Interest	9	18	27
Donations	—	(1)	(1)
Other	9	(8)	1
Total Net Other Income (Deductions)	$64	$90	$154
Year Ended December 31, 2023
NDT Fund Interest and Dividends	$—	$68	$68
AFUDC	60	—	60
Solar Loan Interest	7	—	7
Other Interest	12	34	46
Donations	(1)	—	(1)
Other	2	(9)	(7)
Total Net Other Income (Deductions)	$80	$93	$173

(A)
PSEG Power & Other consists of activity at PSEG Power, Energy Holdings, PSEG LI, Services, PSEG (parent company) and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Income Taxes

The components of PSEG’s income tax provision are as follows:

	Years Ended December 31,
PSEG	2025	2024	2023
	Millions
Income Taxes:
Current Expense (Benefit):
Federal	$170	$(225)	$144
State	(7)	15	19
Total Current	163	(210)	163
Deferred Expense (Benefit):
Federal	(48)	129	109
State	154	140	253
Total Deferred	106	269	362
ITC	(6)	(6)	(7)
Total Income Tax Expense (Benefit)	$263	$53	$518

A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
PSEG	2025		2024		2023
	Millions	%	Millions	%	Millions	%
Pre-Tax Income	$2,374		$1,825		$3,081
U.S. Federal Statutory Tax Rate	$499	21.0%	$383	21.0%	$647	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	126	5.3%	122	6.7%	215	7.0%
Tax Credits
PTCs	—	—	(350)	(19.2%)	—	—
Other Credits	(20)	(0.8%)	(11)	(0.6%)	(10)	(0.3%)
Nontaxable or Nondeductible Items	(3)	(0.1%)	4	0.2%	(8)	(0.3%)
Changes in Unrecognized Tax Benefits	7	0.3%	95	5.2%	(14)	(0.5%)
Effect of Utility Ratemaking
TAC	(313)	(13.2%)	(145)	(7.9%)	(232)	(7.5%)
GPRC-CEF-EE	(75)	(3.2%)	(52)	(2.8%)	(52)	(1.7%)
Other Flow-Through Accounting	10	0.4%	(9)	(0.5%)	(16)	(0.5%)
Other Adjustments
NDT Fund	31	1.3%	21	1.2%	26	0.8%
Leasing Activities	—	—	—	—	(22)	(0.7%)
Other	1	—	(5)	(0.3%)	(16)	(0.5%)
Effective Tax Rate	$263	11.1%	$53	2.9%	$518	16.8%

(a) State Taxes in New Jersey made up the majority (greater than 50%) of the tax effect in this category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025, 2024 and 2023, PSEG paid income taxes as follows:

	Income Taxes Paid (Received)
	2025	2024	2023
PSEG	Millions

Federal	$18	$69	$123
State	(18)	(1)	21
Total	$—	$68	$144

The following is an analysis of deferred income taxes for PSEG:

	As of December 31,
PSEG	2025	2024
	Millions
Deferred Income Taxes
Assets:
Regulatory Liability Excess Deferred Tax	$365	$314
OPEB	43	49
Bad Debt	52	43
Operating Leases	34	38
Mark-to-Market	32	—
Other	144	147
Total Assets	$670	$591

Liabilities:
Plant-Related Items	$5,382	$5,084
New Jersey Corporate Business Tax	1,543	1,414
Leasing Activities	30	33
AROs and NDT Fund	378	281
Taxes Recoverable Through Future Rates (net)	486	250
GPRC-CEF-EE	291	214
Pension Costs	195	193
Operating Leases	30	34
Other	214	278
Total Liabilities	$8,549	$7,781
Summary of Accumulated Deferred Income Taxes:
Net Deferred Income Tax Liabilities	$7,879	$7,190
ITC	51	58
Net Total Deferred Income Taxes and ITC	$7,930	$7,248

The deferred tax effect of certain assets and liabilities is presented in the table above net of the deferred tax effect associated with the respective regulatory deferrals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of PSE&G’s income tax provision are as follows:

	Years Ended December 31,
PSE&G	2025	2024	2023
	Millions
Income Taxes:
Current Expense (Benefit):
Federal	$115	$(67)	$127
State	1	—	4
Total Current	116	(67)	131
Deferred Expense (Benefit):
Federal	(125)	209	(113)
State	167	162	149
Total Deferred	42	371	36
ITC Benefit	(6)	(6)	(7)
Total Income Tax Expense (Benefit)	$152	$298	$160

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 21% is as follows:

	Years Ended December 31,
PSE&G	2025		2024		2023
	Millions	%	Millions	%	Millions	%
Pre-Tax Income	$1,897		$1,845		$1,675
U.S. Federal Statutory Tax Rate	$399	21.0%	$387	21.0%	$352	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	133	7.0%	128	6.9%	121	7.2%
Tax Credits	(9)	(0.5%)	(9)	(0.5%)	(9)	(0.5%)
Nontaxable or Nondeductible Items	3	0.2%	2	0.1%	6	0.4%
Changes in Unrecognized Tax Benefits	2	0.1%	—	—	(9)	(0.5%)
Effect of Utility Ratemaking
TAC	(313)	(16.5%)	(145)	(7.9%)	(232)	(13.9%)
GPRC-CEF-EE	(75)	(3.9%)	(52)	(2.8%)	(52)	(3.1%)
Other Flow-Through Accounting	10	0.5%	(9)	(0.5%)	(16)	(1.0%)
Other Adjustments	2	0.1%	(4)	(0.2%)	(1)	(0.1%)
Effective Tax Rate	$152	8.0%	$298	16.2%	$160	9.6%

(a) State Taxes in New Jersey made up the majority (greater than 50%) of the tax effect in this category.

For the years ended December 31, 2025, 2024 and 2023, PSE&G paid federal income taxes of $8 million, $68 million and $77 million, respectively. State income tax payments were immaterial in each of the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSE&G:

	As of December 31,
PSE&G	2025	2024
	Millions
Deferred Income Taxes
Assets:
Regulatory Liability Excess Deferred Tax	$365	$314
OPEB	16	22
Bad Debt	52	43
Operating Leases	19	20
Customer Advances	23	15
Other	46	39
Total Assets	$521	$453
Liabilities:
Plant-Related Items	$4,923	$4,631
New Jersey Corporate Business Tax	1,421	1,303
Pension Costs	200	199
Taxes Recoverable Through Future Rates (net)	486	250
GPRC-CEF-EE	291	214
Conservation Costs	91	103
Operating Leases	18	20
Other	114	152
Total Liabilities	$7,544	$6,872
Summary of Accumulated Deferred Income Taxes:
Net Deferred Income Tax Liabilities	$7,023	$6,419
ITC	51	58
Net Total Deferred Income Taxes and ITC	$7,074	$6,477

The deferred tax effect of certain assets and liabilities is presented in the table above net of the deferred tax effect associated with the respective regulatory deferrals.

PSEG and PSE&G each provide deferred taxes at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities irrespective of the treatment for ratemaking purposes. Management believes that it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to PSE&G customers will be recovered from or refunded to PSE&G’s customers in the future. See Note 5. Regulatory Assets and Liabilities.

The 2018 decrease in the federal tax rate resulted in PSE&G recording excess deferred income taxes. As of December 31, 2025, the remaining balance of excess deferred income taxes is all protected and was approximately $1.2 billion with a Regulatory Liability of approximately $1.7 billion. In 2025, PSE&G returned approximately $436 million of excess deferred income taxes and previously realized and current period deferred income taxes related to tax repair deductions to its customers with a reduction to tax expense of approximately $313 million. The flowback to customers of the excess deferred income taxes and previously realized tax repair deductions resulted in a decrease of approximately $355 million in the Regulatory Liability. The current period tax repair deduction reduces tax expense and revenue and recognizes a Regulatory Asset as PSE&G believes it is probable that the current period tax repair deductions flowed through to the customers will be recovered from customers in the future. See Note 5. Regulatory Assets and Liabilities for additional information.

In August 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA enacted a 15% corporate alternative minimum tax (CAMT), which is based on adjusted financial statement income (AFSI), effective in 2023, and made certain changes to existing energy tax credit laws.

In 2025, PSEG determined that it is subject to CAMT as it is an applicable corporation in accordance with the statute. The impact of the CAMT for the twelve months ended December 31, 2025 was not material. PSEG had determined that it is not subject to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAMT for 2024 and 2023 as it was not an applicable corporation in accordance with the statute. In February 2026, the U.S. Treasury issued Notice 2026-07 (CAMT Notice) which clarifies AFSI computation by allowing an adjustment to deduct certain repair and maintenance costs that are capitalized in the applicable financial statement. This CAMT Notice will result in a reduction to AFSI for CAMT purposes. However, certain CAMT rules remain unclear; therefore, the issuance of future authoritative guidance could materially impact PSEG’s and PSE&G’s results of operations, financial condition and cash flows.

In April 2023, the U.S. Treasury issued Revenue Procedure 2023-15 that provides a Natural Gas Safe Harbor (NGSH) method of accounting to determine the annual repair tax deduction for gas T&D property. As a result of the CAMT Notice, PSE&G intends to adopt the NGSH method for its gas distribution assets in its 2025 Federal tax return including a historical cumulative IRC Section 481(a) adjustment. While PSEG is still evaluating this guidance, it expects that the additional repair deductions will reduce our taxable income and AFSI, and will result in lower cash taxes.

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

PSEG’s estimated full year 2025 gross receipts for its nuclear operations were above the level at which it would receive PTCs, therefore, PSEG did not record a PTC benefit for the year ended December 31, 2025. For the year ended December 31, 2024, PSEG recorded an income tax benefit associated with PTCs of approximately $350 million. PSEG also recorded an $89 million unrecognized tax benefit, which would affect the effective tax rate if recognized, since the PTCs recorded constitute an uncertain tax position and are subject to change when authoritative guidance is issued by the U.S. Treasury, particularly related to the definition of "gross receipts". Such guidance could result in a material increase or decrease in the net PTC recorded. Further, ZEC revenue has been reduced by the estimated PTCs generated from PSEG Power’s Salem 1, Salem 2, and Hope Creek nuclear plants for the year ended December 31, 2024. ZEC revenue will be adjusted based upon the actual value of the PTCs generated. See Note 2. Revenues for additional information.

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

As of December 31, 2025, PSEG had a $11 million state NOL and PSE&G had a $120 million New Jersey Corporate Business Tax NOL that are both expected to be fully realized in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG recorded the following amounts related to its unrecognized tax benefits, which were primarily comprised of amounts recorded for PSE&G and PSEG’s other subsidiaries:

2025	PSEG	PSE&G
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2025	$209	$8
Increases as a Result of Positions Taken in a Prior Period	35	11
Decreases as a Result of Positions Taken in a Prior Period	(47)	—
Increases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Settlements with Taxing Authorities	—	—
Decreases due to Lapses of Applicable Statute of Limitations	(1)	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2025	$196	$19
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(31)	(14)
Regulatory Asset—Unrecognized Tax Benefits	(1)	(1)
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$164	$4

2024	PSEG	PSE&G
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2024	$110	$11
Increases as a Result of Positions Taken in a Prior Period	18	—
Decreases as a Result of Positions Taken in a Prior Period	(4)	(3)
Increases as a Result of Positions Taken during the Current Period	90	1
Decreases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Settlements with Taxing Authorities	(4)	—
Decreases due to Lapses of Applicable Statute of Limitations	(1)	(1)
Total Amount of Unrecognized Tax Benefits as of December 31, 2024	$209	$8
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(30)	(5)
Regulatory Asset—Unrecognized Tax Benefits	(1)	(1)
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$178	$2

2023	PSEG	PSE&G
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2023	$130	$29
Increases as a Result of Positions Taken in a Prior Period	16	2
Decreases as a Result of Positions Taken in a Prior Period	(25)	(12)
Increases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Positions Taken during the Current Period	—	—
Decreases as a Result of Settlements with Taxing Authorities	(10)	(7)
Decreases due to Lapses of Applicable Statute of Limitations	(1)	(1)
Total Amount of Unrecognized Tax Benefits as of December 31, 2023	$110	$11
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(29)	(7)
Regulatory Asset—Unrecognized Tax Benefits	(2)	(2)
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$79	$2

PSEG and its subsidiaries include accrued interest and penalties related to uncertain tax positions required to be recorded as Income Tax Expense in the Consolidated Statements of Operations. Accumulated interest and penalties that are recorded on the Consolidated Balance Sheets on uncertain tax positions were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accumulated Interest and Penalties on Uncertain Tax Positions as of December 31,
	2025	2024	2023
	Millions
PSEG	$24	$27	$25
PSE&G	$1	$—	$1

Description of income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are:

	PSEG	PSE&G
United States
Federal	2022-2024	N/A
New Jersey	2015-2018	2015-2018
New Jersey	2021-2024	2021-2024
Pennsylvania	2017-2024	N/A
Connecticut	2022	N/A
Maryland	2022	N/A
New York	2020-2024	N/A

Note 20. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2022	$(3)	$(426)	$(121)	$(550)
Current Period Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) before Reclassifications	9	76	61	146
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(3)	248	(20)	225
Net Current Period Other Comprehensive Income (Loss)	6	324	41	371
Balance as of December 31, 2023	$3	$(102)	$(80)	$(179)
Other Comprehensive Income (Loss) before Reclassifications	42	19	(18)	43
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(9)	7	5	3
Net Current Period Other Comprehensive Income (Loss)	33	26	(13)	46
Balance as of December 31, 2024	$36	$(76)	$(93)	$(133)
Other Comprehensive Income (Loss) before Reclassifications	(8)	14	29	35
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(4)	6	5	7
Net Current Period Other Comprehensive Income (Loss)	(12)	20	34	42
Balance as of December 31, 2025	$24	$(56)	$(59)	$(91)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Year Ended December 31, 2023
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$5	$(2)	$3
Total Cash Flow Hedges		5	(2)	3
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	8	(2)	6
Amortization of Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(20)	6	(14)
Pension Settlement Charge	Net Non-Operating Pension and OPEB Credits (Costs)	(334)	94	(240)
Total Pension and OPEB Plans		(346)	98	(248)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	34	(14)	20
Total Available-for-Sale Securities		34	(14)	20
Total		$(307)	$82	$(225)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Year Ended December 31, 2024
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$13	$(4)	$9
Total Cash Flow Hedges		13	(4)	9
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	—	—	—
Amortization of Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(10)	3	(7)
Total Pension and OPEB Plans		(10)	3	(7)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(8)	3	(5)
Total Available-for-Sale Securities		(8)	3	(5)
Total		$(5)	$2	$(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Year Ended December 31, 2025
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount in Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$5	$(1)	$4
Total Cash Flow Hedges		5	(1)	4
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Net Non-Operating Pension and OPEB Credits (Costs)	(1)	—	(1)
Amortization of Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(7)	2	(5)
Total Pension and OPEB Plans		(8)	2	(6)
Available-for-Sale Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(8)	3	(5)
Total Available-for-Sale Securities		(8)	3	(5)
Total		$(11)	$4	$(7)

Note 21. Earnings Per Share (EPS) and Dividends

EPS

Basic EPS is calculated by dividing Net Income (Loss) by the weighted average number of shares of common stock outstanding. Diluted EPS is calculated by dividing Net Income (Loss) by the weighted average number of shares of common stock outstanding, plus dilutive potential shares related to PSEG’s stock based compensation. For additional information on PSEG’s stock compensation plans see Note 17. Stock Based Compensation. The following table shows the effect of these dilutive potential shares on the weighted average number of shares outstanding used in calculating diluted EPS:

	Years Ended December 31,
	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator:
(Millions)
Net Income	$2,111	$2,111	$1,772	$1,772	$2,563	$2,563
EPS Denominator:
(Millions)
Weighted Average Common Shares Outstanding	499	499	498	498	498	498
Effect of Stock Based Compensation Awards	—	2	—	2	—	2
Total Shares	499	501	498	500	498	500
EPS:
Net Income	$4.23	$4.22	$3.56	$3.54	$5.15	$5.13

From time to time, PSEG may repurchase shares to satisfy obligations under equity compensation awards and repurchase shares to satisfy purchases by employees under the ESPP.

For additional information on all the types of long-term incentive awards, see Note 17. Stock Based Compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2025	2024	2023
Per Share	$2.52	$2.40	$2.28
in Millions	$1,258	$1,196	$1,137

On February 24, 2026, PSEG’s Board of Directors approved a $0.67 per share common stock dividend for the first quarter of 2026.

Note 22. Financial Information by Business Segment

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

Based on management’s analysis, PSE&G and PSEG Power were determined to be the operating segments of PSEG. The operating segments were determined based on the nature of regulated and unregulated operations and services provided by the respective segments. As discussed below, PSEG’s two reportable segments are PSE&G and PSEG Power & Other, which includes amounts related to the PSEG Power operating segment as well as amounts applicable to Energy Holdings, PSEG LI, PSEG (parent corporation) and Services, which do not meet the definition of operating segments individually or in the aggregate and are immaterial to PSEG’s consolidated assets and results.

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

PSEG Power & Other

This reportable segment is comprised primarily of PSEG Power which earns revenues primarily by selling energy and capacity from our nuclear generation units and from the sale of wholesale natural gas through a full-requirements BGSS contract with PSE&G. PSEG Power also enters into bilateral contracts for energy, gas and other energy-related contracts to optimize the value of its portfolio of generating assets and its gas supply obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2025
Operating Revenues	$9,558	$3,722	$(1,112)	$12,168
Energy Costs	3,782	1,489	(1,112)	4,159
Controllable Operation and Maintenance (C)	1,431	832	—	2,263
Depreciation and Amortization	1,116	141	—	1,257
Interest Income	16	19	(3)	32
Interest Expense	644	364	(3)	1,005
Income Tax Expense (Benefit)	152	111	—	263
Other Segment Items (D)	704	438	—	1,142
Net Income	$1,745	$366	$—	$2,111
Gross Additions to Long-Lived Assets	$2,731	$572	$(31)	$3,272
As of December 31, 2025
Total Assets	$49,024	$9,067	$(515)	$57,576
Investments in Equity Method Subsidiaries	$—	$26	$—	$26

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2024
Operating Revenues	$8,449	$2,807	$(966)	$10,290
Energy Costs	3,189	1,170	(966)	3,393
Controllable Operation and Maintenance (C)	1,317	771	—	2,088
Depreciation and Amortization	1,025	157	—	1,182
Interest Income	14	23	(5)	32
Interest Expense	582	305	(5)	882
Income Tax Expense (Benefit)	298	(245)	—	53
Other Segment Items (D)	505	447	—	952
Net Income	$1,547	$225	$—	$1,772
Gross Additions to Long-Lived Assets	$2,921	$459	$—	$3,380
As of December 31, 2024
Total Assets	$46,364	$8,673	$(397)	$54,640
Investments in Equity Method Subsidiaries	$—	$21	$—	$21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Year Ended December 31, 2023
Operating Revenues	$7,807	$4,533	$(1,103)	$11,237
Energy Costs	3,010	1,353	(1,103)	3,260
Controllable Operation and Maintenance (C)	1,193	713	—	1,906
Depreciation and Amortization	980	155	—	1,135
Interest Income	19	38	(4)	53
Interest Expense	493	259	(4)	748
Income Tax Expense (Benefit)	160	358	—	518
Other Segment Items (D)	475	685	—	1,160
Net Income	$1,515	$1,048	$—	$2,563
Gross Additions to Long-Lived Assets	$2,998	$327	$—	$3,325
As of December 31, 2023
Total Assets	$42,873	$8,407	$(539)	$50,741
Investments in Equity Method Subsidiaries	$—	$17	$—	$17

(A)
PSEG Power & Other results include net after-tax gains (losses) of $(54) million, $(151) million and $959 million in the years ended December 31, 2025, 2024 and 2023, respectively, related to the impacts of non-trading commodity mark-to-market activity, which consists of the financial impact from positions with future delivery dates.
(B)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and PSEG Power. For a further discussion of the intercompany transactions between PSE&G and PSEG Power, see Note 2. Revenues and Note 23. Related-Party Transactions.
(C)
Controllable Operation and Maintenance expense includes amounts for labor and benefit costs, materials, outside services and other normal operational costs, including intersegment amounts, and is the significant expense information that is regularly provided to the CODM.
(D)
Other Segment Items include all other items to reconcile to Net Income. This includes all other O&M (primarily related to clause related expenditures at PSE&G and expenditures for transactions in which Servco acts as principal and controls the services provided to LIPA at PSEG Power & Other, each of which offset corresponding revenue amounts in those segments), losses on asset dispositions, non-operating pension and OPEB credits and costs, gains and losses on trust investments and other income and deductions. This includes a $239 million after-tax pension charge due to the remeasurement of the qualified pension plans as a result of the pension settlement transaction in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Related-Party Transactions

The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G

The financial statements for PSE&G include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2025	2024	2023
	Millions

Net Billings from PSEG Power (A)	$1,106	$959	$1,065
Administrative Billings from Services (B)	$545	516	$443
Total Billings from Affiliates	$1,651	$1,475	$1,508

	Years Ended December 31,
Related Party Transactions	2025	2024
	Millions
Net Payable to PSEG Power (A)	$228	$209
Net Payable to Services (B)	102	116
Net Payable to PSEG (C)	142	37
Accounts Payable—Affiliated Companies	$472	$362
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable (Receivable) (C)	$7	$(2)

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

Internal Controls

PSEG and PSE&G

We have conducted assessments of our internal control over financial reporting as of December 31, 2025, as required by Section 404 of the Sarbanes-Oxley Act, using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO.” Managements’ reports on PSEG’s and PSE&G’s internal control over financial reporting are included on pages 160 and 161, respectively. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of PSEG’s internal control over financial reporting is included on page 162. Management has concluded that internal control over financial reporting is effective as of December 31, 2025.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, certain of our officers and directors adopted, terminated or modified trading plans for the sale of PSEG common stock which are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, as shown in the following table:

Name and Title	Action	Date	Aggregate Number of Shares to be Sold or Purchased	Expiration (A)
Ralph A. LaRossa	Adoption	November 12, 2025	Sell 37,500 shares	August 31, 2027
Chair of the Board, President and Chief Executive Officer

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

Based on the assessment performed, management has concluded that PSEG’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSEG’s financial reporting and the preparation of its financial statements as of December 31, 2025 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2025.

PSEG’s external auditors, Deloitte & Touche LLP, have audited PSEG’s financial statements for the year ended December 31, 2025 included in this annual report on Form 10-K and, as part of that audit, have issued a report on the effectiveness of PSEG’s internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ RALPH A. LAROSSA
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 26, 2026

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

Based on the assessment performed, management has concluded that PSE&G’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSE&G’s financial reporting and the preparation of its financial statements as of December 31, 2025 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2025.

/s/ RALPH A. LAROSSA
Chief Executive Officer

/s/ DANIEL J. CREGG
Chief Financial Officer
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Public Service Enterprise Group Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Public Service Enterprise Group Incorporated and subsidiaries (the “Company” or “PSEG”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the consolidated financial statement schedule listed in the Index at Item 15(B)(a) as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

February 26, 2026

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

PSEG

The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I. Information About Our Executive Officers (PSEG).

PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

Directors

PSEG

The information required by Item 10 of Form 10-K with respect to (i) present directors of PSEG who are nominees for election as directors at PSEG’s 2026 Annual Meeting of Stockholders, (ii) the director nomination process, and (iii) the composition of the Audit Committee of the Board, is set forth under the headings “Nominees For Director-Biographical Information,” “Overview of Board Nominees-Board Refreshment and Tenure,” and “-Board Membership Selection,” and “Corporate Governance-Board Committees,” respectively, in PSEG’s definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 12, 2026 and which information set forth under said heading is incorporated herein by this reference thereto.

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

To the extent required by applicable rules of the SEC and/or NYSE, we will post on our website, https://corporate.pseg.com/aboutpseg/leadershipandgovernance/standardsofconduct:

•
Any amendment that we adopt to our Standards; and
•
Any grant by us of a waiver from the Standards that applies to any director or executive officer.

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures governing transactions in securities of PSEG and its subsidiaries by us, our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our insider trading policies and procedures is filed as Exhibit 19 as part of this Annual Report on Form 10-K and incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

PSEG

The information required by Item 11 of Form 10-K is set forth in PSEG’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 12, 2026 and such information that is responsive to this Item 11, except for information set forth under the heading “Pay Versus Performance,” is incorporated herein by this reference thereto.

PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PSEG

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading “Security Ownership of Directors, Management and Certain Beneficial Owners” in PSEG’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 12, 2026 and such information set forth under such heading is incorporated herein by this reference thereto.

For information relating to securities authorized for issuance under equity compensation plans, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PSEG

The information required by Item 13 of Form 10-K is set forth under the heading “Corporate Governance-Certain Relationships and Related Person Transactions” in PSEG’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 12, 2026 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is set forth under the heading “Oversight of the Independent Auditor-Fees Billed by Deloitte for 2025 and 2024” in PSEG’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 12, 2026. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)
The following Financial Statements are filed as a part of this report:
a.
Public Service Enterprise Group Incorporated’s Consolidated Balance Sheets as of December 31, 2025 and 2024 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Stockholders’ Equity for the three years ended December 31, 2025 on pages 70 through 75.
b.
Public Service Electric and Gas Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Common Stockholder’s Equity for the three years ended December 31, 2025 on pages 76 through 81.
(B)
The following documents are filed as a part of this report:
a.
PSEG’s Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2025 (page 171).

b.
PSE&G’s Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2025 (page 171).

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

4c	Description of Common Stock(7)
10a(1)	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019(8)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, Amended effective July 1, 2019(9)
10a(3)	2007 Equity Compensation Plan for Outside Directors, amended and restated effective November 19, 2019 (10)
10a(4)	Deferred Compensation Plan for Directors, amended effective January 1, 2019(11)
10a(5)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective December 15, 2025

LIST OF EXHIBITS:
10a(6)	Stock Plan for Outside Directors, as amended(12)
10a(7)	Compensation Plan for Outside Directors(13)
10a(8)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(14)
10a(9)	Form of Agreement for Advancement of Expenses with Outside Directors(15)
10a(10)	Agreement with Tamara L. Linde dated September 16, 2024(16)
10a(11)	Agreement with Daniel J. Cregg dated September 22, 2015(17)
10a(12)	Clawback Practice, effective February 20, 2018(18)
10a(13)	Agreement with Ralph A. LaRossa dated April 18, 2022(19)
10a(14)	2021 Long-Term Incentive Plan, effective April 20, 2021(20)
10a(15)	2021 Equity Compensation Plan for Outside Directors, effective April 20, 2021(21)
10a(16)	Agreement with Kim C. Hanemann dated May 21, 2021(22)
10a(17)	Retention Award for Daniel J. Cregg dated April 17, 2023(23)
10a(18)	2021 Equity Compensation Plan for Outside Directors - Restricted Stock Unit Award Agreement(24)
10a(19)	Deferred Compensation Plan for Certain Employees, amended and restated effective November 18, 2024(25)
10a(20)	Management Incentive Compensation Plan, amended December 16, 2025 and effective January 1, 2026
10a(21)	Equity Deferral Plan, amended and restated effective November 20, 2023(26)
10a(22)	2021 Long-Term Incentive Plan - Performance Share Units Award Agreement
10a(23)	2021 Long-Term Incentive Plan - Restricted Stock Unit Award Agreement
10a(24)	Agreement with Charles V. McFeaters dated April 18, 2023(27)
10a(25)	Agreement with Grace Park dated September 16, 2024(28)
19	Insider Trading Policies and Procedures(29)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certification by Ralph A. LaRossa, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1934 Act)
31a	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32	Certification by Ralph A. LaRossa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32a	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
97	Clawback Practice for Recovery of Erroneously Awarded Compensation to Executive Officers(30)
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
b.	PSE&G
3a(1)	Restated Certificate of Incorporation of PSE&G(31)
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
4a(1)

Indenture between PSE&G and Fidelity Union Trust Company (now, Wachovia Bank, National Association), as Trustee, dated August 1, 1924(37), securing First and Refunding Mortgage Bond and Supplemental Indentures between PSE&G and U.S. Bank National Association, successor, as Trustee, supplemental to Exhibit 4a(1), dated as follows:

4a(2)	June 1, 1937(38)
4a(3)	July 1, 1937(39)
4a(4)	June 1, 1991 (No. 1)(40)
4a(5)	August 1, 2004 (No. 4)(41)
4a(6)	April 1, 2007(42)
4a(7)	November 1, 2009(43)
4a(8)	May 1, 2012(44)

LIST OF EXHIBITS:
4a(9)	May 1, 2013(45)
4a(10)	August 1, 2014(46)
4a(11)	May 1, 2015(47)
4a(12)	September 1, 2016(48)
4a(13)	April 1, 2018(49)
4a(14)	December 1, 2019(50)
4a(15)	March 1, 2022(51)
4a(16)	February 1, 2024(52)
4a(17)	December 1, 2025
4b	Description of the First and Refunding Mortgage Bonds(53)
4c	Indenture of Trust between PSE&G and Chase Manhattan Bank (National Association) (The Bank of New York Mellon, successor), as Trustee, providing for Secured Medium-Term Notes dated July 1, 1993(54)
4d

Indenture dated as of December 1, 2000 between Public Service Electric and Gas Company and First Union National Bank (U.S. Bank National Association, successor), as Trustee, providing for Senior Debt Securities(55)

10a(1)	Supplemental Executive Retirement Income Plan, amended effective July 1, 2019(8)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, Amended effective July 1, 2019(9)
10a(3)	2007 Equity Compensation Plan for Outside Directors, amended and restated effective November 19, 2019(10)
10a(4)	Deferred Compensation Plan for Directors, amended effective January 1, 2019(11)
10a(5)	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, amended effective December 15, 2025
10a(6)	Stock Plan for Outside Directors, as amended(12)
10a(7)	Compensation Plan for Outside Directors(13)
10a(8)	2004 Long-Term Incentive Plan amended and restated as of April 16, 2013(14)
10a(9)	Form of Agreement for Advancement of Expenses with Outside Directors(56)
10a(10)	Agreement with Tamara L. Linde dated September 16, 2024(16)
10a(11)	Agreement with Daniel J. Cregg dated September 22, 2015(17)
10a(12)	Clawback Practice, effective February 20, 2018(18)
10a(13)	Agreement with Ralph A. LaRossa dated April 18, 2022(19)
10a(14)	2021 Long-Term Incentive Plan, effective April 20, 2021(20)
10a(15)	2021 Equity Compensation Plan for Outside Directors, effective April 20, 2021(21)
10a(16)	Agreement with Kim C. Hanemann dated May 21, 2021(22)
10a(17)	Retention Award for Daniel J. Cregg dated April 17, 2023(23)
10a(18)	2021 Equity Compensation Plan for Outside Directors - Restricted Stock Unit Award Agreement (24)
10a(19)	Deferred Compensation Plan for Certain Employees, amended and restated effective November 18, 2024(25)
10a(20)	Management Incentive Compensation Plan, amended December 16, 2025 and effective January 1, 2026
10a(21)	Equity Deferral Plan, amended and restated effective November 20, 2023(26)
10a(22)	2021 Long-Term Incentive Plan - Performance Share Units Award Agreement
10a(23)	2021 Long-Term Incentive Plan - Restricted Stock Unit Award Agreement
10a(24)	Agreement with Grace Park dated September 16, 2024(28)
19	Insider Trading Policies and Procedures(29)
23a	Consent of Independent Registered Public Accounting Firm
31b	Certification by Ralph A. LaRossa, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
31c	Certification by Daniel J. Cregg, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32b	Certification by Ralph A. LaRossa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32c	Certification by Daniel J. Cregg, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
97	Clawback Practice for Recovery of Erroneously Awarded Compensation to Executive Officers(30)
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(13)
Filed as Exhibit 10a(20) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.
(14)
Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 001-09120, on May 1, 2013 and incorporated herein by this reference.
(15)
Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120, on February 19, 2009 and incorporated herein by this reference.
(16)
Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 001-09120, on November 4, 2024, and incorporated herein by this reference.
(17)
Filed as Exhibit 10a(11) with Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-09120 on February 25, 2025 and incorporated herein by this reference.
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
(29)
Filed as Exhibit 19 with Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-09120 on February 25, 2025 and incorporated herein by this reference.
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
(53)
Filed as Exhibit 4b with Annual Report on Form 10-K for the year ended December 31, 2019, File No. 001-09120, on February 26, 2020 and incorporated herein by reference.
(54)
Filed as Exhibit 4 with Current Report on Form 8-K, File No. 001-00973, on December 1, 1993 and incorporated herein by this reference.
(55)
Filed as Exhibit 4-6 to Registration Statement on Form S-3, File No. 333-76020, filed on December 27, 2001 and incorporated herein by this reference.
(56)
Filed as Exhibit 10.2 with Current Report on Form 8-K, File No. 001-00973, on February 19, 2009 and incorporated herein by this reference.

Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2025—December 31, 2023

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses		Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2025
Allowance for Credit Losses	$215	$145	(A)	$—	$106	(B)	$254
Materials and Supplies Valuation Reserve	13	1		—	—		14
2024
Allowance for Credit Losses	$283	$103	(A)	$—	$171	(B)	$215
Materials and Supplies Valuation Reserve	14	1		—	2	(C)	13
2023
Allowance for Credit Losses	$339	$100	(A)	$—	$156	(B)	$283
Materials and Supplies Valuation Reserve	10	4		—	—		14

(A)
For a discussion of bad debt recoveries, see Item 8. Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies.
(B)
Accounts Receivable written off.
(C)
Reserve reduced to appropriate level and to remove obsolete inventory.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at Beginning of Period	Charged to cost and expenses		Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2025
Allowance for Credit Losses	$215	$145	(A)	$—	$106	(B)	$254
Materials and Supplies Valuation Reserve	6	1		—	—		7
2024
Allowance for Credit Losses	$283	$103	(A)	$—	$171	(B)	$215
Materials and Supplies Valuation Reserve	7	1		—	2	(C)	6
2023
Allowance for Credit Losses	$339	$100	(A)	$—	$156	(B)	$283
Materials and Supplies Valuation Reserve	4	3		—	—		7

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

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH A. LAROSSA	Chair of the Board, President, Chief Executive Officer and	February 26, 2026
Ralph A. LaRossa	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer	February 26, 2026
Daniel J. Cregg	(Principal Financial Officer)

/s/ ROSE M. CHERNICK	Vice President and Controller	February 26, 2026
Rose M. Chernick	(Principal Accounting Officer)

/s/ WILLIE A. DEESE	Director	February 26, 2026
Willie A. Deese

/s/ JAMIE M. GENTOSO	Director	February 26, 2026
Jamie M. Gentoso

/s/ BARRY H. OSTROWSKY	Director	February 26, 2026
Barry H. Ostrowsky

/s/ RICARDO G. PÉREZ	Director	February 26, 2026
Ricardo G. Pérez

/s/ VALERIE A. SMITH	Director	February 26, 2026
Valerie A. Smith

/s/ SCOTT G. STEPHENSON	Director	February 26, 2026
Scott G. Stephenson

/s/ LAURA A. SUGG	Director	February 26, 2026
Laura A. Sugg

/s/ JOHN P. SURMA	Director	February 26, 2026
John P. Surma

/s/ KENNETH Y. TANJI	Director	February 26, 2026
Kenneth Y. Tanji

/s/ SUSAN TOMASKY	Director	February 26, 2026
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

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH A. LAROSSA	Chair of the Board and Chief Executive Officer and	February 26, 2026
Ralph A. LaRossa	Director (Principal Executive Officer)

/s/ DANIEL J. CREGG	Executive Vice President and Chief Financial Officer	February 26, 2026
Daniel J. Cregg	(Principal Financial Officer)

/s/ ROSE M. CHERNICK	Vice President and Controller	February 26, 2026
Rose M. Chernick	(Principal Accounting Officer)

/s/ WILLIE A. DEESE	Director	February 26, 2026
Willie A. Deese

/s/ BARRY H. OSTROWSKY	Director	February 26, 2026
Barry H. Ostrowsky

/s/ SUSAN TOMASKY	Director	February 26, 2026
Susan Tomasky