Form 10-Q
period 2026-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2026-05-05
CIK 788784, 81033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of April 21, 2026, Public Service Enterprise Group Incorporated had outstanding 498,321,402 shares of its sole class of Common Stock, without par value.

As of April 21, 2026, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.

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
•
significant resource adequacy challenges that present affordability and reliability concerns and that could cause policymakers to implement responsive measures that could have a material, adverse impact on our business, strategy, growth rates, cash flows, results of operations, and financial condition and increase regulatory uncertainty for utility investment initiatives and programs;
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

ii

•
third-party credit risk relating to our sale of nuclear generation output and purchase of nuclear fuel;
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions, except per share data

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
OPERATING REVENUES	$3,848	$3,222
OPERATING EXPENSES
Energy Costs	1,507	1,186
Operation and Maintenance	937	919
Depreciation and Amortization	329	320
Total Operating Expenses	2,773	2,425
OPERATING INCOME	1,075	797
Net Gains (Losses) on Trust Investments	(17)	8
Net Other Income (Deductions)	43	37
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	19	16
Interest Expense	(272)	(241)
INCOME BEFORE INCOME TAXES	848	617
Income Tax Expense	(107)	(28)
NET INCOME	$741	$589
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	499	498
DILUTED	500	500
NET INCOME PER SHARE:
BASIC	$1.48	$1.18
DILUTED	$1.48	$1.18

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
NET INCOME	$741	$589
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(1) and $(11) for 2026 and 2025, respectively	2	16
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(1) and $8 for 2026 and 2025, respectively	3	(20)
Pension/OPEB adjustment, net of tax (expense) benefit of $(1) for 2026 and 2025	1	1
Other Comprehensive Income (Loss), net of tax	6	(3)
COMPREHENSIVE INCOME	$747	$586

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$404	$132
Accounts Receivable, net of allowance of $255 in 2026 and $248 in 2025	2,067	1,888
Tax Receivable	267	406
Unbilled Revenues, net of allowance of $4 in 2026 and $6 in 2025	269	381
Fuel	96	282
Materials and Supplies, net	881	873
Prepayments	109	75
Derivative Contracts	4	11
Regulatory Assets	303	537
Other	9	11
Total Current Assets	4,409	4,596
PROPERTY, PLANT AND EQUIPMENT	54,518	53,920
Less: Accumulated Depreciation and Amortization	(12,090)	(11,856)
Net Property, Plant and Equipment	42,428	42,064
NONCURRENT ASSETS
Regulatory Assets	6,491	6,431
Operating Lease Right-of-Use Assets	157	138
Long-Term Investments	391	372
Nuclear Decommissioning Trust (NDT) Fund	2,923	2,915
Long-Term Receivable of Variable Interest Entity (VIE)	526	520
Rabbi Trust Fund	158	162
Derivative Contracts	11	6
Other	451	372
Total Noncurrent Assets	11,108	10,916
TOTAL ASSETS	$57,945	$57,576

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31, 2026	December 31, 2025
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$425	$875
Commercial Paper and Loans	1,165	1,529
Accounts Payable	1,204	1,489
Derivative Contracts	124	65
Accrued Interest	267	265
Accrued Taxes	61	95
New Jersey Clean Energy Program	85	145
Obligation to Return Cash Collateral	126	106
Regulatory Liabilities	382	484
Other	711	687
Total Current Liabilities	4,550	5,740
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	8,215	7,930
Regulatory Liabilities	1,987	2,048
Operating Leases	144	128
Asset Retirement Obligations	1,391	1,381
OPEB Costs	233	242
OPEB Costs of Servco	507	501
Accrued Pension Costs	296	305
Environmental Costs	225	225
Derivative Contracts	4	21
Long-Term Accrued Taxes	142	141
Other	283	262
Total Noncurrent Liabilities	13,427	13,184
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	22,665	21,670
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2026 and 2025—534 shares	5,010	5,062
Treasury Stock, at cost, 2026 and 2025—36 shares	(1,475)	(1,435)
Retained Earnings	13,853	13,446
Accumulated Other Comprehensive Loss	(85)	(91)
Total Stockholders’ Equity	17,303	16,982
Total Capitalization	39,968	38,652
TOTAL LIABILITIES AND CAPITALIZATION	$57,945	$57,576

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$741	$589
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	329	320
Amortization of Nuclear Fuel	54	53
Provision for Deferred Income Taxes and ITC	165	(38)
Non-Cash Employee Benefit Plan (Credits) Costs	6	19
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	40	183
Cost of Removal	(36)	(34)
Energy Efficiency Programs Regulatory Investment Expenditures	(128)	(165)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	50	38
Net Change in Other Regulatory Assets and Liabilities	109	37
Net (Gains) Losses and (Income) Expense from NDT Fund	(4)	(26)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	139	78
Prepayments	(34)	13
Accrued Taxes	(34)	31
Cash Collateral	1	(89)
Obligation to Return Cash Collateral	20	26
Other Current Assets and Liabilities	(123)	11
Employee Benefit Plan Funding and Related Payments	(15)	(17)
Other	(9)	20
Net Cash Provided By (Used In) Operating Activities	1,271	1,049
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(693)	(628)
Proceeds from Sales of Trust Investments	541	394
Purchases of Trust Investments	(559)	(410)
Other	(25)	26
Net Cash Provided By (Used In) Investing Activities	(736)	(618)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper	(864)	(1,193)
Proceeds from Short-Term Loans	500	—
Issuance of Long-Term Debt	1,000	1,900
Redemption of Long-Term Debt	(450)	—
Cash Dividends Paid on Common Stock	(334)	(314)
Other	(115)	(48)
Net Cash Provided By (Used In) Financing Activities	(263)	345
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	272	776
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	156	154
Cash, Cash Equivalents and Restricted Cash at End of Period	$428	$930
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(157)	$(71)
Interest Paid, Net of Amounts Capitalized	$269	$226
Accrued Property, Plant and Equipment Expenditures	$397	$372

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions

(Unaudited)

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of December 31, 2025	534	$5,062	(36)	$(1,435)	$13,446	$(91)	$16,982
Net Income	—	—	—	—	741	—	741
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(3)	—	—	—	—	—	6	6
Comprehensive Income							747
Cash Dividends at $0.67 per share on Common Stock	—	—	—	—	(334)	—	(334)
Other	—	(52)	—	(40)	—	—	(92)
Balance as of March 31, 2026	534	$5,010	(36)	$(1,475)	$13,853	$(85)	$17,303

Balance as of December 31, 2024	534	$5,057	(36)	$(1,403)	$12,593	$(133)	$16,114
Net Income	—	—	—	—	589	—	589
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(4)	—	—	—	—	—	(3)	(3)
Comprehensive Income							586
Cash Dividends at $0.63 per share on Common Stock	—	—	—	—	(314)	—	(314)
Other	—	(43)	1	27	—	—	(16)
Balance as of March 31, 2025	534	$5,014	(35)	$(1,376)	$12,868	$(136)	$16,370

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
OPERATING REVENUES	$3,085	$2,664
OPERATING EXPENSES
Energy Costs	1,358	1,094
Operation and Maintenance	637	576
Depreciation and Amortization	295	280
Total Operating Expenses	2,290	1,950
OPERATING INCOME	795	714
Net Other Income (Deductions)	19	16
Net Non-Operating Pension and OPEB Credits (Costs)	17	17
Interest Expense	(175)	(157)
INCOME BEFORE INCOME TAXES	656	590
Income Tax Expense	(79)	(44)
NET INCOME	$577	$546

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
NET INCOME	$577	$546
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for 2026 and 2025	—	—
COMPREHENSIVE INCOME	$577	$546

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$349	$97
Accounts Receivable, net of allowance of $255 in 2026 and $248 in 2025	1,668	1,431
Unbilled Revenues, net of allowance of $4 in 2026 and $6 in 2025	269	381
Materials and Supplies, net	613	613
Prepayments	26	17
Regulatory Assets	303	537
Other	10	11
Total Current Assets	3,238	3,087
PROPERTY, PLANT AND EQUIPMENT	49,243	48,752
Less: Accumulated Depreciation and Amortization	(9,915)	(9,767)
Net Property, Plant and Equipment	39,328	38,985
NONCURRENT ASSETS
Regulatory Assets	6,491	6,431
Operating Lease Right-of-Use Assets	105	84
Long-Term Investments	236	199
Rabbi Trust Fund	28	29
Other	277	209
Total Noncurrent Assets	7,137	6,952
TOTAL ASSETS	$49,703	$49,024

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31, 2026	December 31, 2025
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$425	$875
Commercial Paper and Loans	—	325
Accounts Payable	726	866
Accounts Payable—Affiliated Companies	469	472
Accrued Interest	148	197
New Jersey Clean Energy Program	85	145
Obligation to Return Cash Collateral	126	106
Regulatory Liabilities	382	484
Other	378	324
Total Current Liabilities	2,739	3,794
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	7,276	7,074
Regulatory Liabilities	1,987	2,048
Operating Leases	92	73
Asset Retirement Obligations	456	457
OPEB Costs	125	126
Accrued Pension Costs	157	164
Environmental Costs	156	160
Long-Term Accrued Taxes	7	7
Other	205	188
Total Noncurrent Liabilities	10,461	10,297
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	16,110	15,117
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2026 and 2025—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	17,348	16,771
Accumulated Other Comprehensive Loss	(3)	(3)
Total Stockholder’s Equity	20,393	19,816
Total Capitalization	36,503	34,933
TOTAL LIABILITIES AND CAPITALIZATION	$49,703	$49,024

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$577	$546
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	295	280
Provision for Deferred Income Taxes and ITC	84	(21)
Non-Cash Employee Benefit Plan (Credits) Costs	1	11
Cost of Removal	(36)	(34)
Energy Efficiency Programs Regulatory Expenditures	(128)	(165)
Amortization of Energy Efficiency Programs Regulatory Expenditures	50	38
Net Change in Other Regulatory Assets and Liabilities	109	37
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(123)	(107)
Materials and Supplies	—	4
Prepayments	(9)	(10)
Accounts Payable	(84)	(67)
Accounts Receivable/Payable—Affiliated Companies, net	(9)	115
Obligation to Return Cash Collateral	20	26
Other Current Assets and Liabilities	4	14
Employee Benefit Plan Funding and Related Payments	(9)	(12)
Other	(40)	(23)
Net Cash Provided By (Used In) Operating Activities	702	632
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(621)	(605)
Proceeds from Sales of Trust Investments	2	1
Purchases of Trust Investments	(1)	(1)
Other	(44)	8
Net Cash Provided By (Used In) Investing Activities	(664)	(597)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(325)	(444)
Issuance of Long-Term Debt	1,000	900
Redemption of Long-Term Debt	(450)	—
Other	(11)	(12)
Net Cash Provided By (Used In) Financing Activities	214	444
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	252	479
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	121	108
Cash, Cash Equivalents and Restricted Cash at End of Period	$373	$587
Supplemental Disclosure of Cash Flow Information:
Net Income Taxes Paid (Received)	$(13)	$—
Interest Paid, Net of Amounts Capitalized	$224	$189
Accrued Property, Plant and Equipment Expenditures	$308	$289

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Millions

(Unaudited)

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2025	$892	$2,156	$16,771	$(3)	$19,816
Net Income	—	—	577	—	577
Comprehensive Income					577
Balance as of March 31, 2026	$892	$2,156	$17,348	$(3)	$20,393

Balance as of December 31, 2024	$892	$2,156	$15,401	$(4)	$18,445
Net Income	—	—	546	—	546
Comprehensive Income					546
Balance as of March 31, 2025	$892	$2,156	$15,947	$(4)	$18,991

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

Basis of Presentation

The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting guidance generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2025.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. Certain line item reclassifications have been made to prior year financial statements to conform with current year presentation. These reclassifications had no impact on PSEG’s or PSE&G’s results of operations, financial condition or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2025) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026. Restricted cash consists primarily of deposits received related to construction projects at PSE&G.

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of March 31, 2026
Cash and Cash Equivalents	$349	$55	$404
Restricted Cash in Other Current Assets	3	—	3
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$373	$55	$428

As of December 31, 2025
Cash and Cash Equivalents	$97	$35	$132
Restricted Cash in Other Current Assets	3	—	3
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$121	$35	$156

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

In May 2025, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants zero emission certificate (ZEC) sales concluded. These nuclear plants received ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognized revenue when the units generated electricity, which was when the performance obligation was satisfied. These revenues have been considered variable consideration within the scope of revenue from contracts with customers and are included in PJM Sales in the following tables. ZEC revenue has been adjusted by the estimated production tax credit (PTCs) generated from these nuclear plants. ZEC revenue will be adjusted based upon the actual value of the PTCs generated by these nuclear plants and that adjustment could be material. In March 2026, the BPU issued a proposal instructing how nuclear plants should refund to the EDCs, and then how EDCs should refund to customers, the value of the ZECs generated in 2024 and purchased from the nuclear plants that were subsequently offset by PTC.

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

Other Revenues from Contracts with Customers

PSEG Power had contracted to provide energy management and fuel procurement services for LIPA. Revenue was recognized over time as services were rendered. This agreement expired in December 2025.

Revenues Unrelated to Contracts with Customers

PSEG Power’s revenues unrelated to contracts with customers include electric, gas and certain energy-related transactions accounted for in accordance with Derivatives and Hedging accounting guidance. See Note 10. Financial Risk Management Activities for further discussion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2026
Revenues from Contracts with Customers
Electric Distribution	$1,174	$—	$—	$1,174
Gas Distribution	1,357	—	—	1,357
Transmission	454	—	—	454
Electricity and Related Product Sales
Third-Party Sales	—	729	—	729
Sales to Affiliates	—	—	—	—
Gas Sales
Third-Party Sales	—	177	—	177
Sales to Affiliates	—	652	(652)	—
Other Revenues from Contracts with Customers (B)	93	174	(1)	266
Total Revenues from Contracts with Customers	3,078	1,732	(653)	4,157
Revenues Unrelated to Contracts with Customers (C)	7	(316)	—	(309)
Total Operating Revenues	$3,085	$1,416	$(653)	$3,848

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended March 31, 2025
Revenues from Contracts with Customers
Electric Distribution	$944	$—	$—	$944
Gas Distribution	1,143	—	—	1,143
Transmission	439	—	—	439
Electricity and Related Product Sales
Third-Party Sales	—	453	—	453
Sales to Affiliates	—	32	(32)	—
Gas Sales
Third-Party Sales	—	140	—	140
Sales to Affiliates	—	501	(501)	—
Other Revenues from Contracts with Customers (B)	91	178	(1)	268
Total Revenues from Contracts with Customers	2,617	1,304	(534)	3,387
Revenues Unrelated to Contracts with Customers (C)	47	(212)	—	(165)
Total Operating Revenues	$2,664	$1,092	$(534)	$3,222

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

Contract Balances

PSE&G

PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of March 31, 2026 and December 31, 2025. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. The allowance for credit losses represented approximately 12% of accounts receivable (including unbilled revenues) as of both March 31, 2026 and December 31, 2025.

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

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three months ended March 31, 2026 and 2025:

	2026	2025
	Millions
Balance as of Beginning of Year	$254	$215
Utility Customer and Other Accounts
Provision	35	37
Write-offs, net of Recoveries of $14 million and $9 million in 2026 and 2025, respectively	(30)	(18)
Balance as of End of Period	$259	$234

PSEG Power & Other

PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of March 31, 2026 and December 31, 2025.

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

PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of March 31, 2026 or December 31, 2025. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSEG LI did not have any material contract balances as of March 31, 2026 and December 31, 2025.

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

Amended OSA—PSEG LI has been operating LIPA’s electric T&D system in Long Island, New York since 2014 under a 12-year OSA with LIPA that expired on December 31, 2025, with annual fixed and variable components. The fixed fee for the provision of services thereunder in 2025 was approximately $45 million. In December 2025, PSEG LI entered into a five-year extension of the OSA ending on December 31, 2030. The fixed fee for the provision of services thereunder in 2026 and 2027 is approximately $43 million, escalating to approximately $47 million in 2028 and updated annually thereafter based on the change in the Consumer Price Index through the remainder of the contract. A competitor in the contract bidding process filed litigation against LIPA challenging the process. LIPA filed a motion to dismiss the competitor’s claim as untimely, which was granted by the New York Supreme Court. The competitor filed an appeal in January 2026.

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

For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $151 million and $152 million for the three months ended March 31, 2026 and 2025,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

respectively, of O&M expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

Note 4. Rate Filings

In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU or FERC by PSE&G are as follows:

•
Clean Energy Future-Electric Vehicles (CEF-EV)—In January 2026, PSE&G filed an updated cost recovery petition to recover $8 million annually in electric base rates. This filing requests the return of and on investment for CEF-EV electric investments placed in service through December 31, 2025. This matter is pending.
•
CIP—In January 2026, the BPU gave final approval to the provisional electric CIP rates recovering annual deficient electric revenues of approximately $65 million. The provisional rate was effective June 1, 2025.

In March 2026, PSE&G filed its annual electric CIP petition seeking BPU approval to return to customers excess revenues of approximately $26 million based on the 12-month period ending May 31, 2026 with new rates proposed to be effective June 1, 2026. This matter is pending.

•
Gas System Modernization Program II Extension (GSMP II Ext)—In February 2026, PSE&G filed a GSMP II Ext cost recovery petition seeking BPU approval to recover in gas rates an annual revenue increase of $4 million effective September 1, 2026 representing the return of and on investment in GSMP II Ext gas investments to be placed in service through May 31, 2026. This matter is pending.

In March 2026, the BPU approved PSE&G’s updated GSMP II Ext cost recovery petition to recover $23 million annually in gas base rates effective April 1, 2026. The approved gas revenue increase represents the return of and on actual GSMP II Ext investments placed in service through October 31, 2025.

•
Infrastructure Advancement Program (IAP)—In January 2026, PSE&G filed an updated IAP cost recovery petition seeking BPU approval to recover in electric and gas base rates annual revenue increases of $10 million and $4 million, respectively. These increases represent the return of and on IAP investments in service through December 31, 2025. This matter is pending.
•
ZEC Program— In January 2026, the BPU directed PSE&G to eliminate its ZEC tariff rate, effective February 1, 2026 and for PSE&G to apply the overcollected ZEC revenue balance into the Universal Service Fund component of PSE&G’s SBC clause.

Note 5. Financing Receivables

PSE&G

On-Bill Repayment (OBR) Program

As part of the CEF–EE II OBR program that began in 2025, PSE&G provides funding to customers to upgrade equipment to increase energy efficiency. The OBR program allows customers to repay their portion of costs for equipment upgrades over time directly through their PSE&G bill. The terms of these agreements can be five, seven or ten years. Customers must meet acceptable credit standards to participate in the program. As of March 31, 2026, there have been no defaults under the OBR program; however, in the event a default, amounts would be recovered through a regulatory recovery mechanism. Therefore, no current credit losses have been recorded for the OBR program. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding amounts by class of customer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
Outstanding OBR Loans by Class of Customers	March 31, 2026	December 31, 2025
	Millions
Commercial/Industrial	$28	$17
Residential	164	128
Total	192	145
Current Portion (included in Accounts Receivable)	(21)	(14)
Noncurrent Portion (included in Long-Term Investments)	$171	$131

Payments on all outstanding loans were current as of March 31, 2026 and have an average remaining life of approximately 7 years.

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

The following tables show the amortized costs basis, gross unrealized gains and losses and fair values for the securities held in the NDT Fund.

	As of March 31, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$594	$360	$(16)	$938
International	453	183	(16)	620
Total Equity Securities	1,047	543	(32)	1,558
Available-for-Sale Debt Securities
Government	888	3	(52)	839
Corporate	541	3	(19)	525
Total Available-for-Sale Debt Securities	1,429	6	(71)	1,364
Total NDT Fund Investments (A)	$2,476	$549	$(103)	$2,922

(A)
The NDT Fund Investments table excludes cash and foreign currency of $1 million as of March 31, 2026, which is part of the NDT Fund.

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

Net unrealized gains (losses) on debt securities of $(38) million (after-tax) were included in Accumulated Other Comprehensive Loss (AOCL) on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2026. The portion of net unrealized gains (losses) recognized in the first quarter of 2026 related to equity securities still held as of March 31, 2026 was $(16) million.

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of
	March 31, 2026	December 31, 2025
	Millions
Accounts Receivable	$30	$23
Accounts Payable	$22	$16

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2026				As of December 31, 2025
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$133	$(15)	$4	$(1)	$134	$(8)	$4	$(1)
International	97	(12)	11	(4)	37	(4)	22	(5)
Total Equity Securities	230	(27)	15	(5)	171	(12)	26	(6)
Available-for-Sale Debt Securities
Government (B)	287	(3)	260	(49)	85	(1)	359	(64)
Corporate (C)	181	(3)	124	(16)	54	(1)	167	(18)
Total Available-for-Sale Debt Securities	468	(6)	384	(65)	139	(2)	526	(82)
NDT Trust Investments	$698	$(33)	$399	$(70)	$310	$(14)	$552	$(88)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2026	2025
	Millions
Proceeds from NDT Fund Sales	$531	$387
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$68	$48
Gross Realized Losses	(36)	(29)
Net Realized Gains (Losses) on NDT Fund (A)	32	19
Net Unrealized Gains (Losses) on Equity Securities	(48)	(10)
Net Gains (Losses) on NDT Fund Investments	$(16)	$9

(A)
The cost of these securities was determined on the basis of specific identification.

The NDT Fund debt securities held as of March 31, 2026 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$26
1 - 5 years	355
6 - 10 years	264
11 - 15 years	74
16 - 20 years	122
Over 20 years	523
Total NDT Available-for-Sale Debt Securities	$1,364

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables show the amortized cost basis, gross unrealized gains and losses and fair values for the securities held in the Rabbi Trust.

	As of March 31, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	96	—	(19)	77
Corporate	73	—	(9)	64
Total Available-for-Sale Debt Securities	169	—	(28)	141
Total Rabbi Trust Investments	$177	$9	$(28)	$158

	As of December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	102	—	(18)	84
Corporate	69	—	(8)	61
Total Available-for-Sale Debt Securities	171	—	(26)	145
Total Rabbi Trust Investments	$179	$9	$(26)	$162

Net unrealized gains (losses) on debt securities of $(19) million (after-tax) were included in AOCL on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2026. The portion of net unrealized gains (losses) recognized during first quarter of 2026 related to equity securities still held as of March 31, 2026 was approximately $(1) million.

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts were immaterial as of March 31, 2026 and December 31, 2025.

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2026				As of December 31, 2025
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$5	$—	$67	$(19)	$1	$—	$68	$(18)
Corporate (B)	16	—	39	(9)	4	—	41	(8)
Total Available-for-Sale Debt Securities	21	—	106	(28)	5	—	109	(26)
Rabbi Trust Investments	$21	$—	$106	$(28)	$5	$—	$109	$(26)

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

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2026	2025
	Millions
Proceeds from Rabbi Trust Sales	$10	$7
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$—
Gross Realized Losses	—	—
Net Realized Gains (Losses) on Rabbi Trust (A)	—	—
Net Unrealized Gains (Losses) on Equity Securities	(1)	(1)
Net Gains (Losses) on Rabbi Trust Investments	$(1)	$(1)

(A)
The cost of these securities was determined on the basis of specific identification.

The Rabbi Trust debt securities held as of March 31, 2026 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$4
1 - 5 years	29
6 - 10 years	19
11 - 15 years	11
16 - 20 years	16
Over 20 years	62
Total Rabbi Trust Available-for-Sale Debt Securities	$141

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

The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of
	March 31, 2026	December 31, 2025
	Millions
PSE&G	$28	$29
PSEG Power & Other	130	133
Total Rabbi Trust Investments	$158	$162

Note 7. Pension and Other Postretirement Benefits (OPEB)

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

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	Millions
Components of Net Periodic Benefit Costs (Credits)
Service Cost (included in O&M Expense)	$22	$22	$—	$—
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	54	58	8	9
Expected Return on Plan Assets	(82)	(77)	(9)	(8)
Amortization of Net
Prior Service Costs	—	—	—	1
Actuarial Loss (Gain)	14	15	(1)	(1)
Non-Service Components of Pension and OPEB (Credits) Costs	(14)	(4)	(2)	1
Total Net Periodic Benefit Costs (Credits)	$8	$18	$(2)	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pension and OPEB costs (credits) for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	Millions
PSE&G	$4	$12	$(3)	$(1)
PSEG Power & Other	4	6	1	2
Total Net Periodic Benefit Costs (Credits)	$8	$18	$(2)	$1

PSEG will make future pension contributions to satisfy Internal Revenue Service (IRS) minimum funding requirements. Depending on market performance, actuarial assumptions and financial estimates, PSEG could contribute up to $100 million to its pension plan in 2026.

Servco Pension and OPEB

Servco sponsors a qualified pension plan and OPEB plan covering its employees who meet certain eligibility criteria. Under the OSA, employee benefit costs for these plans are funded by LIPA. See Note 3. Variable Interest Entity. The OPEB obligation, as well as the offsetting long-term receivable, is separately presented on the Condensed Consolidated Balance Sheet of PSEG. Prepaid pension costs are included in Other Noncurrent Assets with an offsetting liability in Other Noncurrent Liabilities.

Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trust and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $15 million into its pension plan in 2026. Servco’s pension-related revenues and costs were $4 million and $6 million for the three months ended March 31, 2026 and 2025, respectively. The OPEB-related revenues earned and costs incurred was $3 million for each of the three months ended March 31, 2026 and 2025.

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

Under these agreements, guarantees cover credit extended between entities and can be reciprocal in nature. The exposure between counterparties can move in either direction.

In order for PSEG Power to incur a liability for the face value of the outstanding guarantees,

•
its subsidiaries would have to fully utilize the credit granted to them by every counterparty to whom PSEG Power has provided a guarantee, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•
the net position of the related contracts would have to be “out-of-the-money”, including payables (if the contracts are terminated, PSEG Power would owe money to the counterparties).

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

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026	December 31, 2025
	Millions
Face Value of Outstanding Guarantees	$1,120	$996
Exposure under Current Guarantees	$93	$132

Letters of Credit - Counterparty Margining Posted	$73	$95
Letters of Credit - Counterparty Margining Received	$11	$16

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(5)	$—
Net Broker Balance Deposited (Received)	$226	$222

Additional Amounts Posted
Other Letters of Credit	$232	$232

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2026, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the Diamond Alkali Superfund site, which includes the LPRSA and the Newark Bay Study Area. PSE&G and PSEG Power are unable to estimate their respective portions of any possible loss or range of loss related to this matter.

Hackensack River

EPA has designated approximately 23 river miles of the Lower Hackensack River as a federal Superfund site. The site runs from the river’s confluence with Newark Bay north to the Oradell Dam. PSE&G and certain of its predecessors conducted operations at properties in this area, including at the Hudson, Bergen and Kearny generating stations that were transferred to PSEG Power. PSEG Power subsequently contractually transferred all land rights and structures on the Hudson generating station site to a third-party purchaser, along with the assumption of the environmental liabilities for that site.

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

Manufactured Gas Plant (MGP) Remediation Program

PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $176 million and $193 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $176 million as of March 31, 2026. Of this amount, $24 million was recorded in Other Current Liabilities and $152 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $176 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Pursuant to a process established by the BPU, New Jersey EDCs, including PSE&G, were required to purchase ZECs from eligible nuclear plants selected by the BPU. In April 2021, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants were awarded ZECs for the three-year eligibility period from June 2022 through May 2025. PSE&G purchased the ZECs on a monthly basis with payment to be made annually following completion of each energy year. The ZEC program ended effective June 1, 2025, and the final ZEC payment from PSE&G to PSEG Power settled in August 2025. See Note 2. Revenues for additional information.

FERC Matters

FERC has completed a non-public investigation of the Roseland-Pleasant Valley (RPV) transmission project. In December 2024, FERC approved an agreement between PSE&G and FERC Enforcement Staff resolving its investigation. The agreement included a $6.6 million civil penalty and the implementation of certain compliance requirements, in addition to the process

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BPU Audit of PSE&G

In 2020, the BPU ordered the commencement of a comprehensive affiliate and management audit of PSE&G. It has been more than ten years since the BPU last conducted a management and affiliate audit of this kind of PSE&G, which is initiated periodically as required by New Jersey statutes/regulations. Phase 1 of the audit reviews affiliate relations and cost allocation between PSE&G and its affiliates, including an analysis of the relationship between PSE&G and PSEG Energy Resources & Trade, LLC, a wholly owned subsidiary of PSEG Power over the past ten years, and between PSE&G and PSEG LI. Phase 2 is a comprehensive management audit, which addresses, among other things, executive management, corporate governance, system operations, human resources, cyber security, compliance with customer protection requirements and customer safety. The audit officially began in late May 2021. The BPU Audit Staff submitted the final audit report to the BPU in June 2023. The BPU has not yet determined which audit recommendations it will require PSE&G to implement. It is not possible at this time to predict the outcome of this matter.

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

Note 9. Debt and Credit Facilities

Long-Term Debt Financing Transactions

The following long-term debt transactions occurred in the three months ended March 31, 2026:

PSE&G

•
issued $500 million of 4.20% Secured Medium-Term Notes, Series R, due January 2031,
•
issued $500 million of 5.63% Secured Medium-Term Notes, Series R, due January 2056, and
•
retired $450 million of 0.95% Secured Medium-Term Notes, Series N, at maturity.

Short-Term Liquidity

PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facility.

The commitments under the $3.8 billion credit facilities are provided by a diverse bank group. As of March 31, 2026, the total available credit capacity was $3.5 billion. In March 2026, PSEG, PSEG Power, and PSE&G executed a two-year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2031, and removed the sustainability linked pricing mechanism associated with the PSEG sublimit of the Master Credit Facility. The $75 million PSEG Power letter of credit facility was also extended through March 2028.

As of March 31, 2026, no single institution represented more than 9% of the total commitments in the credit facilities.

As of March 31, 2026, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.

Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total committed credit facilities and available liquidity as of March 31, 2026 were as follows:

	As of March 31, 2026
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$179	$1,321	Mar 2031	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$179	$1,321
PSE&G
Revolving Credit Facility	$1,000	$26	$974	Mar 2031	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$26	$974
PSEG Power
Revolving Credit Facility (A)	$1,250	$58	$1,192	Mar 2031	Funding/Letters of Credit
Letter of Credit Facility	75	55	20	Mar 2028	Letters of Credit
Total PSEG Power	$1,325	$113	$1,212
Total (C)	$3,825	$318	$3,507

(A)
Master Credit Facility with sub-limits of $1.5 billion for PSEG and $1.25 billion for PSEG Power; sub-limits can be adjusted pursuant to the terms of the Master Credit Facility agreement.
(B)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of March 31, 2026, PSEG had $165 million commercial paper outstanding at a weighted average interest rate of 4.05% and PSE&G had no commercial paper outstanding.
(C)
Amounts do not include uncommitted credit facilities or 364-day term loans, if any apply.

PSEG Power has uncommitted credit facilities totaling $425 million, which can be utilized for letters of credit. As of March 31, 2026, PSEG Power had $190 million in letters of credit outstanding under these uncommitted credit facilities.

PSE&G has an uncommitted credit facility totaling $30 million, which can be utilized for letters of credit. As of March 31, 2026, PSE&G’s letters of credit outstanding were immaterial under this uncommitted credit facility.

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

As of March 31, 2026, PSEG had interest rate hedges outstanding through December 2026 which were executed to convert to fixed, a portion of PSEG Power’s $500 million variable rate loan due December 2026. The fair value of these hedges was $1 million as of March 31, 2026.

As of March 31, 2026, PSEG also had interest rate hedges outstanding to fix the interest rate for anticipated 2026 debt issuances. The fair value of these hedges was $8 million as of March, 31, 2026.

The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate hedges designated as cash flow hedges was $27 million and $24 million as of March 31, 2026 and December 31, 2025, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are $4 million.

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

Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2026 and December 31, 2025. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of March 31, 2026
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$1	$1,296	$(1,293)	$3	$4
Noncurrent Assets	8	1,050	(1,047)	3	11
Total Mark-to-Market Derivative Assets	$9	$2,346	$(2,340)	$6	$15
Derivative Contracts
Current Liabilities	$—	$(1,499)	$1,375	$(124)	$(124)
Noncurrent Liabilities	—	(1,065)	1,061	(4)	(4)
Total Mark-to-Market Derivative (Liabilities)	$—	$(2,564)	$2,436	$(128)	$(128)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$9	$(218)	$96	$(122)	$(113)

	As of December 31, 2025
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$782	$(771)	$11	$11
Noncurrent Assets	4	871	(869)	2	6
Total Mark-to-Market Derivative Assets	$4	$1,653	$(1,640)	$13	$17
Derivative Contracts
Current Liabilities	$—	$(850)	$785	$(65)	$(65)
Noncurrent Liabilities	—	(975)	954	(21)	(21)
Total Mark-to-Market Derivative (Liabilities)	$—	$(1,825)	$1,739	$(86)	$(86)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$4	$(172)	$99	$(73)	$(69)

(A)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, PSEG Power had net cash collateral (receipts) payments to counterparties of $221 million and $222 million, respectively. Of these net cash collateral (receipts) payments, $96 million as of March 31, 2026 and $99 million as of December 31, 2025 were netted against the corresponding net derivative contract positions. Of the $96 million as of March 31, 2026, $(2) million was netted against noncurrent assets, $82 million was netted against current liabilities and $16 million against noncurrent liabilities. Of the $99 million as of December 31, 2025, $14 million was netted against current liabilities and $85 million against noncurrent liabilities.

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

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX, Nodal and ICE that are fully collateralized) was $146 million as of March 31, 2026 and $96 million as of December 31, 2025. As of March 31, 2026 and December 31, 2025, PSEG Power had the contractual right of offset of $20 million and $11 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $126 million and $85 million as of March 31, 2026 and December 31, 2025, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

The following shows the effect on the Condensed Consolidated Statements of Operations and on AOCL of derivative instruments designated as cash flow hedges for the three months ended March 31, 2026 and 2025:

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
Derivatives in Cash Flow	March 31,			March 31,
Hedging Relationships	2026	2025		2026	2025
	Millions			Millions
PSEG
Interest Rate Derivatives	$5	$(27)	Interest Expense	$1	$1
Total PSEG	$5	$(27)		$1	$1

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the three months ended March 31, 2026 and 2025, the amount of gain on interest rate hedges reclassified from AOCL into income was $1 million and immaterial after-tax, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2024	$50	$36
Loss Recognized in AOCL	(11)	(8)
Less: Gain Reclassified into Income	(5)	(4)
Balance as of December 31, 2025	$34	$24
Gain Recognized in AOCL	5	4
Less: Gain Reclassified into Income	(1)	(1)
Balance as of March 31, 2026	$38	$27

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2026 and 2025, respectively. PSEG Power’s derivative contracts reflected in this table primarily includes contracts to hedge the purchase and sale of electricity and natural gas.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2026	2025
		Millions
Energy-Related Contracts	Operating Revenues	$(353)	$(241)
Energy-Related Contracts	Energy Costs	—	(2)
Total		$(353)	$(243)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of March 31, 2026 and December 31, 2025.

		As of
Type	Notional	March 31, 2026	December 31, 2025
		Millions
Natural Gas	Dekatherm (Dth)	83	70
Electricity	MWh	(76)	(73)
Financial Transmission Rights (FTRs)	MWh	10	16
Interest Rate Derivatives	U.S. Dollars	1,050	970

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

As of March 31, 2026, more than 98% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There was one counterparty with credit exposure greater than 10% of the total. This credit exposure was with PSE&G. The PSE&G credit exposure is eliminated in consolidation. See Note 17. Related-Party Transactions for additional information.

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2026, PSE&G held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of March 31, 2026, PSE&G had $118 million in unsecured mark-to-market credit exposure with its suppliers. PSE&G is permitted to recover its costs of procuring energy through the BPU-approved BGS tariffs. PSE&G’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates.

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

Level 2—measurements include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other observable inputs such as interest rates and yield curves that are observable at commonly quoted intervals. These consist primarily of non-exchange traded derivatives such as futures or forward contracts, all option contracts and most fixed income securities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable. There were no transfers to or from Level 3 during the three months ended March 31, 2026 and 2025, respectively.

The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

	Recurring Fair Value Measurements as of March 31, 2026
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$365	$—	$365	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$6	$(2,340)	$2,287	$59	$—
Interest Rate Derivatives (C)	$9	$—	$—	$9	$—
NDT Fund (D)
Equity Securities	$1,558	$—	$1,558	$—	$—
Debt Securities—U.S. Treasury	$439	$—	$—	$439	$—
Debt Securities—Govt Other	$400	$—	$—	$400	$—
Debt Securities—Corporate	$525	$—	$—	$525	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$52	$—	$—	$52	$—
Debt Securities—Govt Other	$25	$—	$—	$25	$—
Debt Securities—Corporate	$64	$—	$—	$64	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(128)	$2,436	$(2,379)	$(185)	$—
PSE&G
Assets:
Cash Equivalents (A)	$320	$—	$320	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$9	$—	$—	$9	$—
Debt Securities—Govt Other	$4	$—	$—	$4	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2025
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$80	$—	$80	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$13	$(1,640)	$1,610	$43	$—
Interest Rate Derivatives (C)	$4	$—	$—	$4	$—
NDT Fund (D)
Equity Securities	$1,555	$—	$1,555	$—	$—
Debt Securities—U.S. Treasury	$384	$—	$—	$384	$—
Debt Securities—Govt Other	$406	$—	$—	$406	$—
Debt Securities—Corporate	$569	$—	$—	$569	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$27	$—	$—	$27	$—
Debt Securities—Corporate	$61	$—	$—	$61	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(86)	$1,739	$(1,715)	$(110)	$—
PSE&G
Assets:
Cash Equivalents (A)	$60	$—	$60	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$11	$—	$—	$11	$—

(A)
Represents money market mutual funds.
(B)
Level 1—These contracts represent natural gas and electric futures contracts executed on an exchange, and are being valued solely on settled pricing inputs which come directly from the exchange such as NYMEX, ICE and Nodal Exchange.

Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts, futures, swaps and all options) are valued using settled prices from similar assets and liabilities from an exchange, such as NYMEX, ICE and Nodal Exchange, or auction prices. Prices used in the valuation process are also corroborated independently by management to determine that values are based on actual transaction data or, in the absence of transactions, bid and offers for the day. Examples may include certain electricity, capacity and natural gas contracts based on market prices, basis adjustments and other premiums where adjustments and premiums are not considered significant to the overall inputs.

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

As of March 31, 2026, PSEG carried $3.3 billion of net assets that were measured at fair value on a recurring basis. No liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

As of March 31, 2025, PSEG carried $3.6 billion of net assets that were measured at fair value on a recurring basis, of which $1 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Debt

The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of March 31, 2026 and December 31, 2025 are included in the following table and accompanying notes.

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$5,317	$5,305	$5,315	$5,371
PSE&G (A)	16,535	15,000	15,992	14,705
PSEG Power (A)	1,238	1,271	1,238	1,288
Total Long-Term Debt	$23,090	$21,576	$22,545	$21,364

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

Note 12. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2026
NDT Fund Interest and Dividends	$—	$23	$23
Allowance for Funds Used During Construction	10	—	10
Solar Loan Interest	1	—	1
Other Interest	6	3	9
Other	2	(2)	—
Total Net Other Income (Deductions)	$19	$24	$43
Three Months Ended March 31, 2025
NDT Fund Interest and Dividends	$—	$20	$20
Allowance for Funds Used During Construction	11	—	11
Solar Loan Interest	1	—	1
Other Interest	3	4	7
Other	1	(3)	(2)
Total Net Other Income (Deductions)	$16	$21	$37

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

PSEG’s effective tax rates in the three months ended March 31, 2026 and 2025 were 12.6% and 4.5%, respectively. PSE&G’s effective tax rates in the three months ended March 31, 2026 and 2025 were 12.0% and 7.5%, respectively. PSEG and PSE&G’s lower effective tax rate compared to the statutory tax rate is primarily driven by the effects of utility ratemaking. The increase in the effective tax rates for the three months ended March 31, 2026 was driven by a decrease in the flowback of historic mixed service cost deductions as an effect of utility ratemaking in 2026 compared to 2025.

In August 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA enacted a new 15% corporate alternative minimum tax (CAMT), which is based on adjusted financial statement income.

In 2025, PSEG determined that it is subject to CAMT as it is an applicable corporation. As of March 31, 2026, PSEG and PSE&G recorded a CAMT liability of approximately $180 million and $140 million, respectively, along with corresponding deferred tax assets related to CAMT credit carryforwards, which management expects to fully utilize in future periods. However, certain CAMT rules remain unclear; therefore, the issuance of additional authoritative guidance could materially impact PSEG’s and PSE&G’s results of operations, financial condition and cash flows.

The enactment of additional federal or state tax legislation and clarification of previously enacted tax laws could impact PSEG’s and PSE&G’s financial statements.

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended March 31, 2026
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2025	$24	$(56)	$(59)	$(91)
Other Comprehensive Income (Loss) before Reclassifications	4	—	(10)	(6)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	1	12	12
Net Current Period Other Comprehensive Income (Loss)	$3	$1	$2	$6
Balance as of March 31, 2026	$27	$(55)	$(57)	$(85)

	Three Months Ended March 31, 2025
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2024	$36	$(76)	$(93)	$(133)
Other Comprehensive Income (Loss) before Reclassifications	(20)	—	15	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1	2
Net Current Period Other Comprehensive Income (Loss)	(20)	1	16	(3)
Balance as of March 31, 2025	$16	$(75)	$(77)	$(136)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended
		March 31, 2026
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$1	$—	$1
Total Cash Flow Hedges		1	—	1
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	1	(1)
Total Pension and OPEB Plans		(2)	1	(1)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(20)	8	(12)
Total Available-for-Sale Debt Securities		(20)	8	(12)
Total		$(21)	$9	$(12)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended
		March 31, 2025
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$1	$(1)	$—
Total Cash Flow Hedges		1	(1)	—
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	1	(1)
Total Pension and OPEB Plans		(2)	1	(1)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(1)	—	(1)
Total Available-for-Sale Debt Securities		(1)	—	(1)
Total		$(2)	$—	$(2)

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

	Three Months Ended March 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$741	$741	$589	$589
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	499	499	498	498
Effect of Stock Based Compensation Awards	—	1	—	2
Total Shares	499	500	498	500
EPS
Net Income	$1.48	$1.48	$1.18	$1.18

Dividends

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2026	2025
Per Share	$0.67	$0.63
In Millions	$334	$314

On April 21, 2026, PSEG’s Board of Directors approved a $0.67 per share common stock dividend for the second quarter of 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 16. Financial Information by Business Segment

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended March 31, 2026
Operating Revenues	$3,085	$1,416	$(653)	$3,848
Energy Costs	1,358	802	(653)	1,507
Controllable Operation and Maintenance (C)	364	138	—	502
Depreciation and Amortization	295	34	—	329
Interest Income	7	3	—	10
Interest Expense	175	97	—	272
Income Tax Expense	79	28	—	107
Other Segment Items (D)	244	156	—	400
Net Income	$577	$164	$—	$741
Gross Additions to Long-Lived Assets	$621	$72	$—	$693
Three Months Ended March 31, 2025
Operating Revenues	$2,664	$1,092	$(534)	$3,222
Energy Costs	1,094	626	(534)	1,186
Controllable Operation and Maintenance (C)	354	179	—	533
Depreciation and Amortization	280	40	—	320
Interest Income	4	5	(1)	8
Interest Expense	157	85	(1)	241
Income Tax Expense (Benefit)	44	(16)	—	28
Other Segment Items (D)	193	140	—	333
Net Income	$546	$43	$—	$589
Gross Additions to Long-Lived Assets	$605	$54	$(31)	$628
As of March 31, 2026
Total Assets	$49,703	$8,754	$(512)	$57,945
Investments in Equity Method Subsidiaries	$—	$28	$—	$28
As of December 31, 2025
Total Assets	$49,024	$9,067	$(515)	$57,576
Investments in Equity Method Subsidiaries	$—	$26	$—	$26

(A)
PSEG Power & Other results include net after-tax gains (losses) of $(30) million and $(135) million for the three months ended March 31, 2026 and 2025, respectively, related to the impacts of non-trading commodity mark-to-market activity, which consists of the financial impact from positions with future delivery dates.
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

PSE&G

The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2026	2025
	Millions
Net Billings from PSEG Power (A)	$653	$532
Administrative Billings from Services (B)	150	117
Total Billings from Affiliates	$803	$649

	As of
Related-Party Transactions	March 31, 2026	December 31, 2025
	Millions
Net Payable to PSEG Power (A)	$166	$228
Net Payable to Services (B)	100	102
Net Payable to PSEG (C)	203	142
Accounts Payable—Affiliated Companies	$469	$472
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable (C)	$7	$7

(A)
PSE&G has entered into a requirements contract with PSEG Power under which PSEG Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. In addition, PSEG Power sold ZECs to PSE&G from its nuclear units under the ZEC program as approved by the BPU. The rates in the BGSS contract and for the ZEC sales were prescribed by the BPU. BGSS sales were billed and settled on a monthly basis. ZEC sales were billed on a monthly basis and settled annually following completion of each energy year. The ZEC program ended effective June 1, 2025, with the final ZEC payment from PSE&G to PSEG Power settled in August 2025. For additional information on ZECs, see Note 2. Revenues. In addition, PSEG Power and PSE&G provide certain technical services for each other generally at cost in compliance with FERC and BPU affiliate rules.
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

Our business discussion in Item 1. Business of our 2025 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2025 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2026 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the Form 10-K.

EXECUTIVE OVERVIEW OF 2026 AND FUTURE OUTLOOK

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

For the years 2026-2030, our regulated capital investment program is estimated to be in a range of $22.5 billion to $25.5 billion. We expect these capital investments to result in a compound annual growth rate in our regulated rate base in a range of 6.0% to 7.5% from year-end 2025 to year-end 2030. The regulated capital investments represent the majority of PSEG’s total capital investment program of $24 billion to $28 billion. The low end of the range includes an extension of our Gas System

Modernization Program (GSMP) and Clean Energy Future (CEF)-EE program, as these programs are expected to continue beyond their currently approved time frames. The upper end of our capital investment range includes potential incremental investments to address continued demand growth and other investments to meet infrastructure needs and support New Jersey's clean energy goals.

PSE&G

At PSE&G, our focus is on investing capital in T&D infrastructure and clean energy programs to meet growing demand, enhance the reliability and resiliency of our T&D system, meet customer expectations and support public policy objectives.

In 2024, the BPU approved our CEF-EE II filing authorizing approximately $2.9 billion for energy efficiency projects committed between January 1, 2025 through June 30, 2027, to be completed over an expected six-year period. The Order approved a program investment budget of approximately $1.9 billion, net of administrative expenses, and approximately $1 billion to continue our customer on-bill repayment program.

In November 2025, the BPU issued an Order approving PSE&G’s GSMP III program, authorizing $1.05 billion of capital investment to replace 525 miles of high pressure cast iron gas mains and unprotected steel mains, with cost recovery through three periodic rate adjustments as portions of the investment are put into service. In that Order, the BPU also authorized $360 million of investment to replace an additional 75 miles of gas main, with cost recovery to be requested in a future base rate case. Investment under the GSMP III program began in 2026 and will continue through December 2028, plus trailing services replacement and paving costs into 2029.

PSEG Power

At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through hedging and the PTC mechanism, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During the first three months of 2026, our nuclear units generated approximately 8 terawatt hours and operated at a capacity factor of 95.5%. Effective April 2025, PSEG Power revised the estimated useful lives for the Salem 1, Salem 2 and Hope Creek nuclear plants due to our expectation that a 20-year license extension will be approved for these facilities. In 2025, we also completed work to extend the refueling cycle at our Hope Creek facility from 18 months to 24 months. In addition, we are planning power uprates at Salem Units 1 and 2 that will increase generation capacity and reliability and support long-term operation of these units, including through a potential subsequent license renewal.

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

We continue to assess physical risks of climate change and adapt our capital investment program to improve the reliability and resiliency of our system in an environment of increasing frequency and severity of weather events. PSE&G is committed to the safe and reliable delivery of natural gas to approximately 1.9 million customers throughout New Jersey and we are equally committed to reducing GHG emissions associated with such operations. The GSMP is designed to improve safety and reliability and significantly reduce natural gas leaks in our distribution system, which would reduce the release of methane, a potent GHG, into the air. From 2018 through 2025 we reduced reported methane emissions by over 34% system wide.

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

Financial Results

The results for PSEG, PSE&G and PSEG Power & Other for the three months ended March 31, 2026 and 2025 are presented as follows:

	Three Months Ended
	March 31,
	2026	2025
	Millions, except per share data
PSE&G	$577	$546
PSEG Power & Other (A)	164	43
PSEG Net Income	$741	$589

PSEG Net Income Per Share (Diluted)	$1.48	$1.18

(A)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended
	March 31,
	2026	2025
	Millions, after tax
NDT Fund and Related Activity (A) (B)	$(7)	$6
Non-Trading MTM Gains (Losses) (C)	$(30)	$(135)

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
(B)
Net of tax expense of $1 million and $6 million for the three months ended March 31, 2026 and 2025, respectively.
(C)
Net of tax benefit of $11 million and $53 million for the three months ended March 31, 2026 and 2025, respectively.

Our increase in Net Income for the three months ended March 31, 2026 versus the comparable period in 2025 was driven primarily by continued investment in T&D clause programs at PSE&G and higher gas sales and capacity revenues at PSEG Power, combined with MTM and NDT activity, as shown in the table above.

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

Environmental Regulation

We are subject to liability under environmental laws for the costs and penalties of remediating contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. In particular, the historic operations of PSEG companies and the operations of numerous other companies within the Newark Bay Complex are alleged by federal and state agencies to have discharged substantial contamination into the Newark Bay Complex in violation of various statutes. The Newark Bay Complex is a tidal estuary in northern New Jersey that includes Newark Bay, as well as portions of the Passaic River, the Hackensack River and other surrounding waterways. The U.S. Environmental Protection Agency (EPA) has designated various portions of the Newark Bay Complex as federal Superfund sites that must be investigated and remediated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

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

Nuclear

In May 2025, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants zero emission certificate (ZEC) sales concluded. Pursuant to a process established by the BPU, ZECs were purchased from these nuclear plants by the electric distribution companies (EDCs) in New Jersey. As previously noted, the Federal government established a PTC for electricity generated using existing nuclear energy, which began January 2024 and continues through 2032 and impacted PSEG Power's decision not to apply for the ZEC three-year eligibility period which began June 2025. The expected PTC rate is up to $15/MWh subject to adjustment based upon a facility’s gross receipts. The PTC rate and the gross receipts threshold are subject to annual inflation adjustments. ZEC revenue recorded has been reduced by the estimated PTCs generated from these nuclear plants. The PTC amounts recorded to date are subject to change based on several factors, including but not limited to, adjustments to estimated market prices and generation and the issuance of authoritative guidance by the U.S. Treasury/the Internal Revenue Service, including clarification of the definition of “gross receipts” used to determine the phase out. Any adjustments to amounts previously recorded could be material. We continue to analyze the impact of the PTC, including any future guidance from the U.S. Treasury to assess any impact of PTCs on expected ZEC payments and/or any future ZEC application periods. For additional information, see Item 1. Note 2. Revenues.

Demand, Supply and Energy Costs

An increasing demand for power and a lack of sufficient new generation resources in PJM and in New Jersey, has raised resource adequacy concerns and resulted in higher electricity costs for our customers in 2025. Prices from the July 2024 PJM annual capacity market auction, which were approximately 10 times higher than prices from the 2023 auction and which impacted customer bills, provoked concern from state regulators and legislators and have created regulatory uncertainty. Prices from the July 2025 capacity market auction were higher than those produced by the July 2024 auction and PJM indicated that the prices would have been even higher if not for the existence of a FERC-approved ceiling, which remained in effect for the December 2025 auction. In February 2026, PJM filed with FERC a proposal to extend the price cap for another two delivery years (2028/29 and 2029/30) and, in April 2026, FERC issued an order accepting PJM’s proposal. In January 2026, the White House’s National Energy Dominance Council signed an agreement with the governors of all 13 states in the PJM region that memorializes a “statement of principles” intended to prompt PJM to make major changes to its capacity market, including running a “reliability backstop auction” to procure new generation capacity to provide up to 15-year “price certainty”. PJM has committed to run this backstop auction and is targeting a September 2026 date following FERC approval of all needed rule changes. There are outstanding questions associated with this auction, including around the role to be played by electric utilities in both setting the procurement target and purchasing the capacity from PJM during the auction, which could create collection risk for both PSE&G and its customers. In addition, in 2025, FERC both issued an order that will encourage optionality for “large load” customers by facilitating co-location with generation, and initiated a rulemaking to establish definitive rules for future large customer connections intended to ensure reliability and address resource adequacy concerns. We cannot predict the outcome of these proceedings and their impact on our business.

Federal and State Executive Orders and State Legislative and Other Activity

There have been a number of federal executive orders during the past year, including but not limited to orders requiring retiring generating units to stay on-line beyond their retirement date to mitigate system reliability risk and orders imposing widespread and substantial tariffs on imports.

There has been increased New Jersey state legislative activity and executive orders regarding energy affordability, resource adequacy and regulatory topics. In 2025, per direction to EDCs from the BPU, PSE&G took steps to mitigate the impacts of increasing electricity costs resulting from capacity market price increases, including the implementation of extended deferred payment arrangements. Further, the New Jersey legislature enacted a law prohibiting disconnection for non-payment during the period June 15 through August 31, beginning in 2026, and for such period annually thereafter, for certain qualified electric and gas customers. Both of these actions increased our bad debt expense in 2025, with potential additional increases in the future.

In January 2026, the New Jersey Governor issued executive orders directing the BPU within its legal authority to mitigate electric rate increases through state funding during 2026 as well as other actions, and to advance resource adequacy solutions, in New Jersey. It is not clear how these orders might influence New Jersey’s energy policy.

We cannot predict the impacts on our supply chain, business, cash flow, results of operations and financial condition from the federal and state legislative activity and executive orders, certain of which may require regulatory actions to implement.

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

In addition to the risks described elsewhere in this Form 10-Q for 2026 and beyond, the key issues and challenges we expect our business to confront include:

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

We continually assess a broad range of strategic options to maximize long-term shareholder value and address the interests of our multiple stakeholders. We consider a wide variety of factors when determining how and when to efficiently deploy capital, including the performance and prospects of our businesses; returns and the sustainability and predictability of future earnings streams; the views of investors, regulators, public policy initiatives, rating agencies, customers and employees; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•
investments in PSE&G, including T&D facilities to enhance reliability, resiliency and modernize the system to meet the growing needs and increasingly higher expectations of customers, and clean energy investments, including our EE programs;
•
continued operation of our nuclear generation facilities that are expected to be supported by the PTC through 2032, nuclear capacity uprates, such as our planned Salem power uprate supported by a clean energy PTC, as well as obtaining license extensions and energy, capacity and/or emission credit sales with potential customers seeking consistent and reliable carbon-free power;
•
opportunities that may arise from our enabling of or involvement in new nuclear projects;
•
investments in generation and battery storage through BPU or other similar solicitations;
•
investments in competitive, regulated transmission through PJM and other RTO/ISO processes; and
•
acquisitions, dispositions, development and other transactions involving our common stock, assets or businesses that could provide value to customers and shareholders.

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

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2026	2025	2026 vs. 2025
	Millions		Millions	%
Operating Revenues	$3,848	$3,222	$626	19
Energy Costs	1,507	1,186	321	27
Operation and Maintenance (A)	937	919	18	2
Depreciation and Amortization	329	320	9	3
Net Gains (Losses) on Trust Investments	(17)	8	(25)	N/A
Net Other Income (Deductions)	43	37	6	16
Net Non-Operating Pension and OPEB Credits (Costs)	19	16	3	19
Interest Expense	272	241	31	13
Income Tax Expense	107	28	79	N/A

(A)
Includes amortization of EE programs regulatory expenditures of $50 million and $38 million for the three months ended March 31, 2026 and 2025, respectively.

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2026	2025	2026 vs. 2025
	Millions		Millions	%
Operating Revenues	$3,085	$2,664	$421	16
Energy Costs	1,358	1,094	264	24
Operation and Maintenance (A)	637	576	61	11
Depreciation and Amortization	295	280	15	5
Net Other Income (Deductions)	19	16	3	19
Net Non-Operating Pension and OPEB Credits (Costs)	17	17	—	—
Interest Expense	175	157	18	11
Income Tax Expense	79	44	35	80

(A)
Includes amortization of EE programs regulatory expenditures of $50 million and $38 million for the three months ended March 31, 2026 and 2025, respectively.

Three Months Ended March 31, 2026 as Compared to Three Months Ended March 31, 2025

Operating Revenues increased $421 million due to changes in delivery, commodity, clause and other operating revenues.

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

Delivery revenues increased $93 million due primarily to a $53 million increase in delivery volumes, $29 million from increased GPRC revenues and an $18 million increase in transmission revenues due primarily to higher rate base investments. These delivery revenue increases were offset by a $7 million decrease due to an increase in credits flowed back to customers as part of our TAC mechanism.

Clause Revenues are revenues from various pass-through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues increased $62 million due primarily to a $45 million increase in TAC and GPRC deferrals and a $20 million increase in Societal Benefits Clause (SBC) collections.

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

Commodity Revenues increased $308 million primarily due to higher electric BGS revenues of $202 million and higher gas BGSS revenues of $106 million, primarily from higher prices.

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

Other Operating revenues decreased $42 million due primarily to a decrease in Zero Emission Certificates (ZECs) as a result of the ZEC collection ending effective May 31, 2025.

Operating Expenses

Energy Costs increased $264 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $61 million due primarily to $52 million in higher clause and renewable expenditures, $4 million in higher distribution and transmission operational expenditures and $5 million in higher other operating and Services expenses.

Depreciation and Amortization increased $15 million due primarily to an increase in depreciation due to higher plant placed in service and increased amortization of software and Regulatory Assets.

Interest Expense increased $18 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense increased $35 million due primarily to a decrease in the flowback of historic mixed service cost deductions as an effect of utility ratemaking and higher pre-tax income.

PSEG Power & Other

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2026	2025	2026 vs. 2025
	Millions		Millions	%
Operating Revenues	$1,416	$1,092	$324	30
Energy Costs	802	626	176	28
Operation and Maintenance	300	343	(43)	(13)
Depreciation and Amortization	34	40	(6)	(15)
Net Gains (Losses) on Trust Investments	(17)	8	(25)	N/A
Net Other Income (Deductions)	24	22	2	9
Net Non-Operating Pension and OPEB Credits (Costs)	2	(1)	3	N/A
Interest Expense	97	85	12	14
Income Tax Expense (Benefit)	28	(16)	44	N/A

Three Months Ended March 31, 2026 as Compared to Three Months Ended March 31, 2025

Operating Revenues increased $324 million due primarily to changes in generation and gas supply and other operating revenues.

Gas Supply Revenues increased $183 million due primarily to

•
a net increase of $171 million in sales under the BGSS contract due primarily to $142 million from higher sales prices and $29 million from higher sales volumes, and
•
a net increase of $16 million related to sales to third parties due primarily to $21 million from higher sales prices, partially offset by $5 million from lower sales volumes.

Generation Revenues increased $146 million due primarily to

•
a net increase of $150 million due to lower MTM losses in 2026 as compared to 2025, primarily due to changes in forward prices, and
•
a net increase of $64 million in capacity revenue due primarily to higher capacity prices,
•
partially offset by a net decrease of $55 million primarily due to the conclusion of ZEC sales in May 2025, and
•
a net decrease of $13 million due primarily to lower volumes sold in 2026, partially offset by higher average realized prices.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $176 million due to

Gas costs increased $177 million due primarily to

•
a net increase of $172 million related to sales under the BGSS contract, of which $143 million was due to higher average cost of gas, and $29 million was due to higher send out volumes, and
•
a net increase of $7 million related to sales to third parties due primarily to higher average cost of gas.

Generation costs are flat as compared to the prior year.

Operation and Maintenance decreased $43 million due primarily to a net decrease in various operational expenses and an adjustment to indirect taxes in 2026.

Depreciation and Amortization decreased $6 million due primarily to revised estimated useful lives in April 2025 for the Salem and Hope Creek nuclear plants based on the expectation that a 20-year license extension will be approved for these facilities.

Net Gains (Losses) on Trust Investments decreased $25 million due primarily to NDT investments with a $38 million increase in net unrealized losses in 2026 on equity securities, partially offset by a $13 million increase in net realized gains in 2026.

Interest Expense increased $12 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates.

Income Tax Expense (Benefit) variance of $44 million due primarily to higher pre-tax income.

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

For the three months ended March 31, 2026, our operating cash flow increased $222 million, as compared to the same period in 2025. The net increase was primarily due to an inflow of $1 million in net cash collateral postings in 2026 as compared to an $89 million outflow in 2025 at PSEG Power, combined with higher tax refunds, and a net change at PSE&G, as discussed below.

PSE&G

PSE&G’s operating cash flow increased $70 million from $632 million to $702 million for the three months ended March 31, 2026, as compared to the same period in 2025. The increase was due primarily to higher earnings and a decrease in net regulatory deferrals.

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

In March 2026, PSEG, PSEG Power and PSE&G executed a two-year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2031, and removed the sustainability linked pricing mechanism associated with the PSEG sublimit of the Master Credit Facility. The $75 million PSEG Power letter of credit facility was also extended through March 2028.

In February 2026, PSEG entered into a 364-day variable rate term loan agreement for $500 million.

In December 2025, PSEG Power amended its existing $400 million 364-day variable rate term loan, which increased the balance to $500 million and extended the maturity to December 2026.

Our total committed credit facilities and available liquidity as of March 31, 2026 were as follows:

	As of March 31, 2026
Company/Facility	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$179	$1,321
PSE&G	1,000	26	974
PSEG Power	1,325	113	1,212
Total	$3,825	$318	$3,507

PSEG Power has uncommitted credit facilities totaling $425 million, which can be utilized for letters of credit. As of March 31, 2026, PSEG Power had $190 million in letters of credit outstanding under these uncommitted credit facilities.

PSE&G has an uncommitted credit facility totaling $30 million, which can be utilized for letters of credit. As of March 31, 2026, PSE&G’s letters of credit outstanding were immaterial under this uncommitted credit facility.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of March 31, 2026, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two-level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $691 million and $703 million as of March 31, 2026 and December 31, 2025, respectively.

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

For additional information see Item 1. Note 9. Debt and Credit Facilities.

Common Stock Dividends

On April 21, 2026, our Board of Directors approved a $0.67 per share common stock dividend for the second quarter of 2026. This reflects an indicative annual dividend rate of $2.68 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 15. Earnings Per Share (EPS) and Dividends.

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

CAPITAL REQUIREMENTS

We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures as compared to amounts disclosed in our 2025 Form 10-K.

PSE&G

During the three months ended March 31, 2026, PSE&G made capital expenditures of $621 million, primarily for T&D system reliability. In addition, PSE&G had $47 million associated with the CEF-EE II on-bill repayment program included in investing cash flows, as well as cost of removal, net of salvage, of $36 million associated with capital replacements, and expenditures for EE programs of $128 million, which are included in operating cash flows.

PSEG Power & Other

During the three months ended March 31, 2026, PSEG Power & Other made capital expenditures of $66 million, excluding $6 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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

From January through March 2026, MTM VaR varied between a low of $58 million and a high of $314 million at the 95% confidence level. The range of VaR was wider for the three months ended March 31, 2026 as compared with the year ended December 31, 2025.

	MTM VaR
	Three Months Ended March 31, 2026	Year Ended December 31, 2025
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$64	$63
Average for the Period	$97	$41
High	$314	$71
Low	$58	$17
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$100	$99
Average for the Period	$152	$64
High	$492	$111
Low	$91	$27

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

Internal Controls

PSEG and PSE&G

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time, PSEG may repurchase shares to satisfy obligations under equity compensation awards and repurchase shares to satisfy purchases by employees under the Employee Stock Purchase Plan (ESPP). In November 2025, we entered into a share repurchase plan that complies with Rule 10b5-1 of the Exchange Act, solely with respect to the repurchase of shares to satisfy obligations under equity compensation awards and the repurchase of shares to satisfy purchases by employees under the ESPP. The following table indicates our common share repurchases in the open market during the first quarter of 2026 to satisfy obligations under equity compensation awards issued in 2026 and purchases anticipated by employees under the ESPP during 2026, which completed all trades under the plan.

Three Months Ended March 31, 2026	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31	—	—
February 1 - February 28	—	—
March 1 - March 31	865,000	$83.13

ITEM 5. OTHER INFORMATION

Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K.

Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, certain of our officers and directors adopted, terminated or modified trading plans for the sale of PSEG common stock which are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, as shown in the following table:

Name and Title	Action	Date	Aggregate Number of Shares to be Sold or Purchased	Expiration (A)
Kim C. Hanemann	Adoption	March 12, 2026	Sell 18,205 shares	December 31, 2026
President and Chief Operating Officer - PSE&G

(A) Expires on the date shown or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan, including but not limited to termination of the plan.

Federal Regulation

Transmission Regulation—Transmission Planning Proceedings

December 31, 2025 Form 10-K page 11. In March 2026, FERC issued an order addressing a longstanding dispute about the methodology used in PJM to calculate and assign transmission project costs. The FERC order, among other things, rejected a proposed settlement agreement that would have shifted significant costs to PSE&G’s transmission customers. FERC directed PJM to recalculate cost responsibility assignments and resettle billings going back to 2015. We cannot predict the outcome of this proceeding.

Capacity Market Issues

December 31, 2025 Form 10-K page 12. PJM operates a capacity market called the Reliability Pricing Model (RPM), the rules for which are approved by FERC. Over the past few years, RPM has been under considerable scrutiny at both the federal and state level as clearing prices in the capacity auctions have reached unprecedented levels and there is growing concern that the capacity market is not procuring sufficient generation to meet increasing demand for electricity. In PJM’s most recent capacity auction run in December 2025, the auction cleared at the FERC-approved price cap of $333.44/MW-day, and PJM indicated that without the price cap the clearing price would have been $529.80/MW-day. In February 2026, PJM filed with FERC a proposal to extend the price cap for another two delivery years (2028/29 and 2029/30) and, in April 2026, FERC issued an order accepting PJM’s proposal.

Compliance – FERC Audit

In April 2026, FERC commenced an audit of PSE&G regarding its transmission formula rate. The audit will examine PSE&G’s compliance with (i) FERC accounting, record-keeping and record preservation rules, (ii) FERC Form No. 1 and related quarterly reporting requirements and (iii) the company’s formula rate tariff requirements. FERC will issue a report at the conclusion of the audit. We cannot predict the outcome of this audit.

State Regulation

Energy Efficiency, Triennial Review

December 31, 2025 Form 10-K page 14. In November 2025, BPU Staff issued its straw proposal for the third triennium framework and requirements for energy efficiency programs. While it was previously anticipated that, in the event of the issuance by the BPU of a final framework for the third triennium during the first half of 2026, utilities could have been expected to file triennium 3 program proposals during 2026 for a program to begin in 2027, the BPU has issued a straw proposal extending the programs from the second triennium for an additional year to accommodate the time needed for the BPU to establish the third triennium framework. The final framework for the extension is expected to be released in July 2026.

Any such extension would delay issuance of a final framework for the third triennium, the timing of any program proposals that utilities would need to file relating to a third triennium framework and program commencement. We cannot predict the outcome of this matter at this time.

Nuclear Waste Legislation

In April 2026, the New Jersey Governor signed legislation that lifts New Jersey’s de facto moratorium on new nuclear plant construction. Prior to its amendment by the new legislation, the Coastal Area Facility Review Act blocked new permits for the construction and operation of new nuclear energy facilities by requiring an approved method by the Nuclear Regulatory Commission (NRC) for radioactive waste disposal, an outdated standard that cannot be met. This new legislation resolves the issue by allowing the New Jersey DEP Commissioner to approve permits based on safe, NRC-compliant waste storage.

New Jersey State Agreement Approach (SAA)

In 2021, PJM announced the opening of the first public policy Order 1000 bid window that would utilize the SAA for transmission projects to support New Jersey’s planned offshore wind generation and PSEG and Ørsted North America Inc. jointly submitted several proposals in response to the solicitation, including multi-spur options and an offshore network proposal. In 2022, the BPU awarded several on-shore solutions, with PSE&G being awarded $40 million for transmission upgrades. In April 2026, PJM submitted a filing at FERC requesting acceptance of the Mutual Termination Agreement between the BPU and PJM relating to the SAA offshore wind transmission projects, pursuant to which most of the SAA projects would be canceled. Of the five projects awarded to PSE&G, three will be cancelled upon FERC approval of this agreement.

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

Date: May 5, 2026

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

Date: May 5, 2026