Form 10-Q
period 2026-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2026-08-04
CIK 788784, 81033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of July 20, 2026, Public Service Enterprise Group Incorporated had outstanding 498,420,030 shares of its sole class of Common Stock, without par value.

As of July 20, 2026, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions, except per share data

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
OPERATING REVENUES	$2,554	$2,805	$6,402	$6,027
OPERATING EXPENSES
Energy Costs	866	826	2,373	2,012
Operation and Maintenance	906	854	1,843	1,773
Depreciation and Amortization	321	308	650	628
Total Operating Expenses	2,093	1,988	4,866	4,413
OPERATING INCOME	461	817	1,536	1,614
Net Gains (Losses) on Trust Investments	144	95	127	103
Net Other Income (Deductions)	41	46	84	83
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	21	16	40	32
Interest Expense	(269)	(248)	(541)	(489)
INCOME BEFORE INCOME TAXES	398	726	1,246	1,343
Income Tax Expense	(64)	(141)	(171)	(169)
NET INCOME	$334	$585	$1,075	$1,174
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	498	499	498	499
DILUTED	499	500	499	500
NET INCOME PER SHARE:
BASIC	$0.67	$1.17	$2.15	$2.35
DILUTED	$0.67	$1.17	$2.15	$2.35

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
NET INCOME	$334	$585	$1,075	$1,174
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $1, $(2), $0 and $(13) for the three and six months ended 2026 and 2025, respectively	(2)	4	—	20
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(3), $(3), $(4) and $5 for the three and six months ended 2026 and 2025, respectively	6	7	9	(13)
Pension/OPEB adjustment, net of tax (expense) benefit of $0, $0, $(1) and $(1) for the three and six months ended 2026 and 2025, respectively	2	2	3	3
Other Comprehensive Income (Loss), net of tax	6	13	12	10
COMPREHENSIVE INCOME	$340	$598	$1,087	$1,184

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$192	$132
Accounts Receivable, net of allowance of $246 in 2026 and $248 in 2025	1,903	1,888
Tax Receivable	134	406
Unbilled Revenues, net of allowance of $4 in 2026 and $6 in 2025	302	381
Fuel	222	282
Materials and Supplies, net	868	873
Prepayments	425	75
Derivative Contracts	19	11
Regulatory Assets	469	537
Other	20	11
Total Current Assets	4,554	4,596
PROPERTY, PLANT AND EQUIPMENT	55,226	53,920
Less: Accumulated Depreciation and Amortization	(12,295)	(11,856)
Net Property, Plant and Equipment	42,931	42,064
NONCURRENT ASSETS
Regulatory Assets	6,591	6,431
Operating Lease Right-of-Use Assets	150	138
Long-Term Investments	420	372
Nuclear Decommissioning Trust (NDT) Fund	2,995	2,915
Long-Term Receivable of Variable Interest Entity (VIE)	529	520
Rabbi Trust Fund	159	162
Derivative Contracts	—	6
Other	484	372
Total Noncurrent Assets	11,328	10,916
TOTAL ASSETS	$58,813	$57,576

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30, 2026	December 31, 2025
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$850	$875
Commercial Paper and Loans	950	1,529
Accounts Payable	1,305	1,489
Derivative Contracts	203	65
Accrued Interest	289	265
Accrued Taxes	53	95
New Jersey Clean Energy Program	229	145
Obligation to Return Cash Collateral	157	106
Regulatory Liabilities	592	484
Other	565	687
Total Current Liabilities	5,193	5,740
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	8,320	7,930
Regulatory Liabilities	1,957	2,048
Operating Leases	137	128
Asset Retirement Obligations	1,403	1,381
OPEB Costs	222	242
OPEB Costs of Servco	512	501
Accrued Pension Costs	287	305
Environmental Costs	221	225
Derivative Contracts	47	21
Long-Term Accrued Taxes	145	141
Other	299	262
Total Noncurrent Liabilities	13,550	13,184
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	22,741	21,670
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2026 and 2025—534 shares	5,026	5,062
Treasury Stock, at cost, 2026 and 2025—36 shares	(1,471)	(1,435)
Retained Earnings	13,853	13,446
Accumulated Other Comprehensive Loss	(79)	(91)
Total Stockholders’ Equity	17,329	16,982
Total Capitalization	40,070	38,652
TOTAL LIABILITIES AND CAPITALIZATION	$58,813	$57,576

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,075	$1,174
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	650	628
Amortization of Nuclear Fuel	108	101
Provision for Deferred Income Taxes and ITC	177	76
Non-Cash Employee Benefit Plan (Credits) Costs	13	38
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	300	(13)
Cost of Removal	(74)	(72)
Energy Efficiency Programs Regulatory Investment Expenditures	(263)	(318)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	103	79
Net Change in Other Regulatory Assets and Liabilities	298	110
Net (Gains) Losses and (Income) Expense from NDT Fund	(168)	(144)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	272	64
Prepayments	(350)	(248)
Accrued Taxes	(42)	60
Cash Collateral	(192)	(13)
Obligation to Return Cash Collateral	51	11
Other Current Assets and Liabilities	(115)	(22)
Employee Benefit Plan Funding and Related Payments	(27)	(28)
Other	5	44
Net Cash Provided By (Used In) Operating Activities	1,821	1,527
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,459)	(1,415)
Proceeds from Sales of Trust Investments	1,408	731
Purchases of Trust Investments	(1,363)	(756)
Other	(37)	52
Net Cash Provided By (Used In) Investing Activities	(1,451)	(1,388)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper	(579)	(943)
Proceeds from Short-Term Loans	500	—
Repayment of Short-Term Loans	(500)	—
Issuance of Long-Term Debt	1,500	3,150
Redemption of Long-Term Debt	(450)	(1,600)
Cash Dividends Paid on Common Stock	(668)	(629)
Other	(113)	(56)
Net Cash Provided By (Used In) Financing Activities	(310)	(78)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	60	61
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	156	154
Cash, Cash Equivalents and Restricted Cash at End of Period	$216	$215
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(263)	$(55)
Interest Paid, Net of Amounts Capitalized	$520	$442
Accrued Property, Plant and Equipment Expenditures	$449	$371

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions

(Unaudited)

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of March 31, 2026	534	$5,010	(36)	$(1,475)	$13,853	$(85)	$17,303
Net Income	—	—	—	—	334	—	334
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(2)	—	—	—	—	—	6	6
Comprehensive Income							340
Cash Dividends at $0.67 per share on Common Stock	—	—	—	—	(334)	—	(334)
Other	—	16	—	4	—	—	20
Balance as of June 30, 2026	534	$5,026	(36)	$(1,471)	$13,853	$(79)	$17,329

Balance as of March 31, 2025	534	$5,014	(35)	$(1,376)	$12,868	$(136)	$16,370
Net Income	—	—	—	—	585	—	585
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(5)	—	—	—	—	—	13	13
Comprehensive Income							598
Cash Dividends at $0.63 per share on Common Stock	—	—	—	—	(315)	—	(315)
Other	—	15	—	3	—	—	18
Balance as of June 30, 2025	534	$5,029	(35)	$(1,373)	$13,138	$(123)	$16,671

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of December 31, 2025	534	$5,062	(36)	$(1,435)	$13,446	$(91)	$16,982
Net Income	—	—	—	—	1,075	—	1,075
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(5)	—	—	—	—	—	12	12
Comprehensive Income							1,087
Cash Dividends at $1.34 per share on Common Stock	—	—	—	—	(668)	—	(668)
Other	—	(36)	—	(36)	—	—	(72)
Balance as of June 30, 2026	534	$5,026	(36)	$(1,471)	$13,853	$(79)	$17,329

Balance as of December 31, 2024	534	$5,057	(36)	$(1,403)	$12,593	$(133)	$16,114
Net Income	—	—	—	—	1,174	—	1,174
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(9)	—	—	—	—	—	10	10
Comprehensive Income							1,184
Cash Dividends at $1.26 per share on Common Stock	—	—	—	—	(629)	—	(629)
Other	—	(28)	1	30	—	—	2
Balance as of June 30, 2025	534	$5,029	(35)	$(1,373)	$13,138	$(123)	$16,671

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
OPERATING REVENUES	$2,137	$2,031	$5,222	$4,695
OPERATING EXPENSES
Energy Costs	776	760	2,134	1,854
Operation and Maintenance	545	504	1,182	1,080
Depreciation and Amortization	286	275	581	555
Total Operating Expenses	1,607	1,539	3,897	3,489
OPERATING INCOME	530	492	1,325	1,206
Net Other Income (Deductions)	17	16	36	32
Net Non-Operating Pension and OPEB Credits (Costs)	20	18	37	35
Interest Expense	(174)	(161)	(349)	(318)
INCOME BEFORE INCOME TAXES	393	365	1,049	955
Income Tax Expense	(51)	(33)	(130)	(77)
NET INCOME	$342	$332	$919	$878

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
NET INCOME	$342	$332	$919	$878
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for the three and six months ended 2026 and 2025	—	—	—	—
COMPREHENSIVE INCOME	$342	$332	$919	$878

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$147	$97
Accounts Receivable, net of allowance of $246 in 2026 and $248 in 2025	1,460	1,431
Unbilled Revenues, net of allowance of $4 in 2026 and $6 in 2025	302	381
Materials and Supplies, net	599	613
Prepayments	312	17
Regulatory Assets	469	537
Other	20	11
Total Current Assets	3,309	3,087
PROPERTY, PLANT AND EQUIPMENT	49,916	48,752
Less: Accumulated Depreciation and Amortization	(10,087)	(9,767)
Net Property, Plant and Equipment	39,829	38,985
NONCURRENT ASSETS
Regulatory Assets	6,591	6,431
Operating Lease Right-of-Use Assets	100	84
Long-Term Investments	261	199
Rabbi Trust Fund	28	29
Other	311	209
Total Noncurrent Assets	7,291	6,952
TOTAL ASSETS	$50,429	$49,024

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30, 2026	December 31, 2025
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$850	$875
Commercial Paper and Loans	—	325
Accounts Payable	883	866
Accounts Payable—Affiliated Companies	155	472
Accrued Interest	220	197
New Jersey Clean Energy Program	229	145
Obligation to Return Cash Collateral	157	106
Regulatory Liabilities	592	484
Other	348	324
Total Current Liabilities	3,434	3,794
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	7,411	7,074
Regulatory Liabilities	1,957	2,048
Operating Leases	88	73
Asset Retirement Obligations	457	457
OPEB Costs	124	126
Accrued Pension Costs	150	164
Environmental Costs	156	160
Long-Term Accrued Taxes	8	7
Other	221	188
Total Noncurrent Liabilities	10,572	10,297
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	15,688	15,117
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2026 and 2025—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	17,690	16,771
Accumulated Other Comprehensive Loss	(3)	(3)
Total Stockholder’s Equity	20,735	19,816
Total Capitalization	36,423	34,933
TOTAL LIABILITIES AND CAPITALIZATION	$50,429	$49,024

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$919	$878
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	581	555
Provision for Deferred Income Taxes and ITC	130	(1)
Non-Cash Employee Benefit Plan (Credits) Costs	3	22
Cost of Removal	(74)	(72)
Energy Efficiency Programs Regulatory Expenditures	(263)	(318)
Amortization of Energy Efficiency Programs Regulatory Expenditures	103	79
Net Change in Other Regulatory Assets and Liabilities	298	110
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	53	(127)
Materials and Supplies	14	17
Prepayments	(295)	(274)
Accounts Payable	(20)	62
Accounts Receivable/Payable—Affiliated Companies, net	(321)	(3)
Obligation to Return Cash Collateral	51	11
Other Current Assets and Liabilities	51	53
Employee Benefit Plan Funding and Related Payments	(16)	(17)
Other	(48)	(21)
Net Cash Provided By (Used In) Operating Activities	1,166	954
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,252)	(1,279)
Proceeds from Sales of Trust Investments	3	3
Purchases of Trust Investments	(2)	(2)
Other	(79)	13
Net Cash Provided By (Used In) Investing Activities	(1,330)	(1,265)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(325)	(244)
Issuance of Long-Term Debt	1,000	900
Redemption of Long-Term Debt	(450)	(350)
Other	(11)	(12)
Net Cash Provided By (Used In) Financing Activities	214	294
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	50	(17)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	121	108
Cash, Cash Equivalents and Restricted Cash at End of Period	$171	$91
Supplemental Disclosure of Cash Flow Information:
Net Income Taxes Paid (Received)	$122	$(21)
Interest Paid, Net of Amounts Capitalized	$326	$295
Accrued Property, Plant and Equipment Expenditures	$403	$283

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Millions

(Unaudited)

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of March 31, 2026	$892	$2,156	$17,348	$(3)	$20,393
Net Income	—	—	342	—	342
Comprehensive Income					342
Balance as of June 30, 2026	$892	$2,156	$17,690	$(3)	$20,735

Balance as of March 31, 2025	$892	$2,156	$15,947	$(4)	$18,991
Net Income	—	—	332	—	332
Comprehensive Income					332
Balance as of June 30, 2025	$892	$2,156	$16,279	$(4)	$19,323

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2025	$892	$2,156	$16,771	$(3)	$19,816
Net Income	—	—	919	—	919
Comprehensive Income					919
Balance as of June 30, 2026	$892	$2,156	$17,690	$(3)	$20,735

Balance as of December 31, 2024	$892	$2,156	$15,401	$(4)	$18,445
Net Income	—	—	878	—	878
Comprehensive Income					878
Balance as of June 30, 2025	$892	$2,156	$16,279	$(4)	$19,323

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2025) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026. Restricted cash consists primarily of deposits received related to construction projects at PSE&G.

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of June 30, 2026
Cash and Cash Equivalents	$147	$45	$192
Restricted Cash in Other Current Assets	3	—	3
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$171	$45	$216

As of December 31, 2025
Cash and Cash Equivalents	$97	$35	$132
Restricted Cash in Other Current Assets	3	—	3
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$121	$35	$156

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

In May 2025, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants zero emission certificate (ZEC) sales concluded. These nuclear plants received ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognized revenue when the units generated electricity, which was when the performance obligation was satisfied. These revenues have been considered variable consideration within the scope of revenue from contracts with customers and are included in PJM Sales in the following tables. ZEC revenue has been adjusted by the estimated production tax credit (PTCs) generated from these nuclear plants and revenue will be adjusted based upon the final calculated value of the PTCs generated by these nuclear plants and that adjustment could be material. In May 2026, the BPU issued an order instructing how the nuclear plants should refund to the EDCs the value of the ZECs generated in 2024 and purchased from the nuclear plants that were subsequently offset by PTC. As such, PSEG Power refunded the EDCs approximately $207 million as per the BPU’s order. See Note 4. Rate Filings additional information.

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

Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2026
Revenues from Contracts with Customers
Electric Distribution	$1,250	$—	$—	$1,250
Gas Distribution	343	—	—	343
Transmission	460	—	—	460
Electricity and Related Product Sales
Third-Party Sales	—	351	—	351
Sales to Affiliates	—	—	—	—
Gas Sales
Third-Party Sales	—	51	—	51
Sales to Affiliates	—	116	(116)	—
Other Revenues from Contracts with Customers (B)	87	187	(1)	273
Total Revenues from Contracts with Customers	2,140	705	(117)	2,728
Revenues Unrelated to Contracts with Customers (C)	(3)	(171)	—	(174)
Total Operating Revenues	$2,137	$534	$(117)	$2,554

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2026
Revenues from Contracts with Customers
Electric Distribution	$2,424	$—	$—	$2,424
Gas Distribution	1,700	—	—	1,700
Transmission	914	—	—	914
Electricity and Related Product Sales
Third-Party Sales	—	1,080	—	1,080
Sales to Affiliates	—	—	—	—
Gas Sales
Third-Party Sales	—	228	—	228
Sales to Affiliates	—	768	(768)	—
Other Revenues from Contracts with Customers (B)	180	361	(2)	539
Total Revenues from Contracts with Customers	5,218	2,437	(770)	6,885
Revenues Unrelated to Contracts with Customers (C)	4	(487)	—	(483)
Total Operating Revenues	$5,222	$1,950	$(770)	$6,402

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended June 30, 2025
Revenues from Contracts with Customers
Electric Distribution	$1,174	$—	$—	$1,174
Gas Distribution	317	—	—	317
Transmission	443	—	—	443
Electricity and Related Product Sales
Third-Party Sales	—	303	—	303
Sales to Affiliates	—	16	(16)	—
Gas Sales
Third-Party Sales	—	44	—	44
Sales to Affiliates	—	128	(128)	—
Other Revenues from Contracts with Customers (B)	97	184	(2)	279
Total Revenues from Contracts with Customers	2,031	675	(146)	2,560
Revenues Unrelated to Contracts with Customers (C)	—	245	—	245
Total Operating Revenues	$2,031	$920	$(146)	$2,805

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Six Months Ended June 30, 2025
Revenues from Contracts with Customers
Electric Distribution	$2,118	$—	$—	$2,118
Gas Distribution	1,460	—	—	1,460
Transmission	882	—	—	882
Electricity and Related Product Sales
Third-Party Sales	—	756	—	756
Sales to Affiliates	—	48	(48)	—
Gas Sales
Third-Party Sales	—	184	—	184
Sales to Affiliates	—	629	(629)	—
Other Revenues from Contracts with Customers (B)	188	362	(3)	547
Total Revenues from Contracts with Customers	4,648	1,979	(680)	5,947
Revenues Unrelated to Contracts with Customers (C)	47	33	—	80
Total Operating Revenues	$4,695	$2,012	$(680)	$6,027

(A)
Includes revenues applicable to PSEG Power, PSEG LI and Energy Holdings.
(B)
Includes primarily revenues from appliance repair services and the sale of solar renewable energy credits (SRECs) at auction at PSE&G. PSEG Power & Other includes PSEG LI’s OSA with LIPA and PSEG Power’s energy management fee with LIPA.
(C)
Includes alternative revenues at PSE&G, including CIP, Green Program Recovery Charge (GPRC) and transmission over or under recoveries, which are authorized to be collected or refunded in the future periods, and derivative and lease contracts at PSEG Power & Other.

Contract Balances

PSE&G

PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of June 30, 2026 and December 31, 2025. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. The allowance for credit losses represented approximately 12% of accounts receivable (including unbilled revenues) as of both June 30, 2026 and December 31, 2025.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three and six months ended June 30, 2026 and 2025:

	2026	2025
	Millions
Balance as of March 31	$259	$234
Utility Customer and Other Accounts
Provision	27	22
Write-offs, net of Recoveries of $11 million and $10 million in 2026 and 2025, respectively	(36)	(30)
Balance as of June 30	$250	$226

	2026	2025
	Millions
Balance as of Beginning of Year	$254	$215
Utility Customer and Other Accounts
Provision	62	59
Write-offs, net of Recoveries of $25 million and $19 million in 2026 and 2025, respectively	(66)	(48)
Balance as of End of Period	$250	$226

PSEG Power & Other

PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of June 30, 2026 and December 31, 2025.

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

PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of June 30, 2026 or December 31, 2025. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.

PSEG LI did not have any material contract balances as of June 30, 2026 and December 31, 2025.

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

For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $166 million and $155 million for the three months ended June 30, 2026 and 2025, respectively, and $317 million and $307 million for the six months ended June 30, 2026 and 2025, respectively, of O&M expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Rate Filings

In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with the BPU or FERC by PSE&G are as follows:

•
BGSS—In May 2026, the BPU approved PSE&G’s BGSS rate of approximately 36 cents per therm, which has been in effect since December 2025 when PSE&G self-implemented a BGSS rate increase.

In May 2026, PSE&G made its annual filing with the BPU requesting to maintain its BGSS rate of approximately 36 cents per therm, effective October 1, 2026. This matter is pending.

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

In March 2026, PSE&G filed its annual electric CIP petition seeking BPU approval to return to customers excess revenues of approximately $26 million based on the 12-month period ending May 31, 2026. This matter is pending.

In May 2026, the BPU gave final approval for recovery of approximately $89 million of deficient gas revenues based on updated actual data for the 12-month period ended September 30, 2025. The revised rate became effective June 1, 2026.

In May 2026, PSE&G filed its next annual gas CIP petition seeking BPU approval to recover estimated deficient gas revenues of approximately $19 million based on the 12-month period ending September 2026, with new rates proposed to be effective October 1, 2026. This matter is pending.

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

•
GPRC—In July 2026, PSE&G filed its 2026 GPRC cost recovery petition requesting BPU approval for recovery of increases of $316 million and $52 million in annual electric and gas revenues, respectively. As PSE&G’s 2025 GPRC cost recovery petition is still pending BPU approval, the 2026 GPRC cost recovery petition and request for electric and gas rate increases represents costs for both the 2025 GPRC and the 2026 GPRC periods.
•
Infrastructure Advancement Program (IAP)—In January 2026, PSE&G filed an updated IAP cost recovery petition seeking BPU approval to recover in electric and gas base rates annual revenue increases of $10 million and $4 million, respectively. These increases represent the return of and on IAP investments in service through December 31, 2025. This matter is pending.
•
SBC and Non-Utility Generation Charge (NGC)—In May 2026, the BPU approved PSE&G’s petition to decrease its annual electric SBC and NGC rates by approximately $3 million and increase its annual SBC gas rate by $38 million under the NGC and the Energy Efficiency & Renewable Energy and Social components of the SBC. This approval includes the commencement of recovery of the previously deferred electric bad debt expense over a five-year period via the Social Programs component of the SBC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•
Transmission Formula Rates—In June 2026, in accordance with its transmission formula protocols, PSE&G filed with the FERC its 2025 true-up adjustment relating to its transmission formula rates in effect for calendar year 2025. The June 2026 true-up filing resulted in an approximate $28 million increase in the 2025 revenue requirement compared to the forecast filing. PSE&G had previously recognized the majority of the increased revenue in 2025.
•
ZEC Program—In January 2026, the BPU directed PSE&G to eliminate its ZEC tariff rate, effective February 1, 2026 and for PSE&G to apply the overcollected ZEC revenue balance into the Universal Service Fund component of PSE&G’s SBC clause.

In May 2026, the BPU also approved a $166 million refund, including interest, to PSE&G customers for ZECs previously paid to the eligible nuclear units. The refund is due to the receipt of federal zero-emission nuclear power production tax credits (PTCs) for calendar year 2024, paid by the IRS to the nuclear owners, based on their 2024 federal income tax filings. The BPU determined that the receipt of the PTCs by the nuclear owners constitutes a double payment under New Jersey’s ZEC legislation. The BPU ordered the nuclear owners to refund all the EDCs in May 2026, and for the EDCs to refund their respective share of the PTC refunds to customers over approximately a 12-month period beginning June 1, 2026.

Note 5. Financing Receivables

PSE&G

On-Bill Repayment (OBR) Program

As part of the CEF–EE II OBR program that began in 2025, PSE&G provides funding to customers to upgrade equipment to increase energy efficiency. The OBR program allows customers to repay their portion of costs for equipment upgrades over time directly through their PSE&G bill. The terms of these agreements can be five, seven or ten years. Customers must meet acceptable credit standards to participate in the program. As of June 30, 2026, there have been no defaults under the OBR program; however, in the event a default, uncollectible amounts are recoverable through a regulatory mechanism, subject to prudency reviews. Therefore, no current credit losses have been recorded for the OBR program. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding amounts by class of customer.

	As of
Outstanding OBR Loans by Class of Customers	June 30, 2026	December 31, 2025
	Millions
Commercial/Industrial	$37	$17
Residential	194	128
Total	231	145
Current Portion (included in Accounts Receivable)	(32)	(14)
Noncurrent Portion (included in Long-Term Investments)	$199	$131

Payments on all outstanding loans were current as of June 30, 2026 and have an average remaining life of approximately 7 years.

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

The following tables show the amortized costs basis, gross unrealized gains and losses and fair values for the securities held in the NDT Fund.

	As of June 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$504	$361	$(15)	$850
International	331	141	(8)	464
Commingled	315	3	(1)	317
Total Equity Securities	1,150	505	(24)	1,631
Available-for-Sale Debt Securities
Government	886	2	(54)	834
Corporate	545	2	(18)	529
Total Available-for-Sale Debt Securities	1,431	4	(72)	1,363
Total NDT Fund Investments (A)	$2,581	$509	$(96)	$2,994

(A)
The NDT Fund Investments table excludes cash and foreign currency of $1 million as of June 30, 2026, which is part of the NDT Fund.

	As of December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$544	$397	$(9)	$932
International	452	180	(9)	623
Total Equity Securities	996	577	(18)	1,555
Available-for-Sale Debt Securities
Government	849	6	(65)	790
Corporate	581	7	(19)	569
Total Available-for-Sale Debt Securities	1,430	13	(84)	1,359
Total NDT Fund Investments (A)	$2,426	$590	$(102)	$2,914

(A)
The NDT Fund Investments table excludes cash and foreign currency of $1 million as of December 31, 2025, which is part of the NDT Fund.

Net unrealized gains (losses) on debt securities of $(39) million (after-tax) were included in Accumulated Other Comprehensive Loss (AOCL) on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2026. The portion of net unrealized gains (losses) recognized in the second quarter and first six months of 2026 related to equity securities still held as of June 30, 2026 was $98 million and $62 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of
	June 30, 2026	December 31, 2025
	Millions
Accounts Receivable	$25	$23
Accounts Payable	$12	$16

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2026				As of December 31, 2025
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$106	$(14)	$2	$(1)	$134	$(8)	$4	$(1)
International	75	(8)	—	—	37	(4)	22	(5)
Commingled	104	(1)	—	—	—	—	—	—
Total Equity Securities	285	(23)	2	(1)	171	(12)	26	(6)
Available-for-Sale Debt Securities
Government (B)	362	(5)	245	(49)	85	(1)	359	(64)
Corporate (C)	211	(3)	113	(15)	54	(1)	167	(18)
Total Available-for-Sale Debt Securities	573	(8)	358	(64)	139	(2)	526	(82)
NDT Trust Investments	$858	$(31)	$360	$(65)	$310	$(14)	$552	$(88)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. Commingled funds are invested in both domestic and international securities. Unrealized gains and losses on these securities are recorded in Net Income.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	Millions
Proceeds from NDT Fund Sales	$860	$328	$1,391	$715
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$205	$41	$273	$89
Gross Realized Losses	(33)	(26)	(69)	(55)
Net Realized Gains (Losses) on NDT Fund (A)	172	15	204	34
Net Unrealized Gains (Losses) on Equity Securities	(30)	79	(78)	69
Net Gains (Losses) on NDT Fund Investments	$142	$94	$126	$103

(A)
The cost of these securities was determined on the basis of specific identification.

The NDT Fund debt securities held as of June 30, 2026 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$24
1 - 5 years	341
6 - 10 years	256
11 - 15 years	84
16 - 20 years	120
Over 20 years	538
Total NDT Available-for-Sale Debt Securities	$1,363

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables show the amortized cost basis, gross unrealized gains and losses and fair values for the securities held in the Rabbi Trust.

	As of June 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$6	$10	$—	$16
Available-for-Sale Debt Securities
Government	98	—	(19)	79
Corporate	73	—	(9)	64
Total Available-for-Sale Debt Securities	171	—	(28)	143
Total Rabbi Trust Investments	$177	$10	$(28)	$159

	As of December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	102	—	(18)	84
Corporate	69	—	(8)	61
Total Available-for-Sale Debt Securities	171	—	(26)	145
Total Rabbi Trust Investments	$179	$9	$(26)	$162

Net unrealized gains (losses) on debt securities of $(20) million (after-tax) were included in AOCL on PSEG’s Condensed Consolidated Balance Sheet as of June 30, 2026. The portion of net unrealized gains (losses) recognized during both the second quarter and first six months of 2026 related to equity securities still held as of June 30, 2026 was approximately $1 million.

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts were immaterial as of June 30, 2026 and December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of June 30, 2026				As of December 31, 2025
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$10	$—	$65	$(19)	$1	$—	$68	$(18)
Corporate (B)	17	—	39	(9)	4	—	41	(8)
Total Available-for-Sale Debt Securities	27	—	104	(28)	5	—	109	(26)
Rabbi Trust Investments	$27	$—	$104	$(28)	$5	$—	$109	$(26)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	Millions
Proceeds from Rabbi Trust Sales	$7	$9	$17	$16
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$—	$1	$—
Gross Realized Losses	—	(1)	—	(1)
Net Realized Gains (Losses) on Rabbi Trust (A)	1	(1)	1	(1)
Net Unrealized Gains (Losses) on Equity Securities	1	2	—	1
Net Gains (Losses) on Rabbi Trust Investments	$2	$1	$1	$—

(A)
The cost of these securities was determined on the basis of specific identification.

The Rabbi Trust debt securities held as of June 30, 2026 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$2
1 - 5 years	30
6 - 10 years	21
11 - 15 years	11
16 - 20 years	17
Over 20 years	62
Total Rabbi Trust Available-for-Sale Debt Securities	$143

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

The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of
	June 30, 2026	December 31, 2025
	Millions
PSE&G	$28	$29
PSEG Power & Other	131	133
Total Rabbi Trust Investments	$159	$162

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	Millions
Components of Net Periodic Benefit Costs (Credits)
Service Cost (included in O&M Expense)	$22	$22	$—	$1	$44	$44	$—	$1
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	55	58	8	9	109	116	16	18
Expected Return on Plan Assets	(83)	(77)	(8)	(9)	(165)	(154)	(17)	(17)
Amortization of Net
Prior Service (Credits) Costs	—	—	(1)	—	—	—	(1)	1
Actuarial Loss (Gain)	15	16	(1)	(1)	29	31	(2)	(2)
Non-Service Components of Pension and OPEB (Credits) Costs	(13)	(3)	(2)	(1)	(27)	(7)	(4)	—
Total Net Periodic Benefit Costs (Credits)	$9	$19	$(2)	$—	$17	$37	$(4)	$1

Pension and OPEB costs (credits) for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	Millions
PSE&G	$5	$12	$(3)	$(1)	$9	$24	$(6)	$(2)
PSEG Power & Other	4	7	1	1	8	13	2	3
Total Net Periodic Benefit Costs (Credits)	$9	$19	$(2)	$—	$17	$37	$(4)	$1

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

Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trust and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $15 million into its pension plan in 2026. Servco’s pension-related revenues and costs were $4 million and $6 million for the three months ended June 30, 2026 and 2025, respectively, and $8 million and $12 million for the six months ended June 30, 2026 and 2025, respectively. The OPEB-related revenues earned and costs incurred were $5 million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and $8 million and $7 million for the six months ended June 30, 2026 and 2025, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition to the guarantees discussed above, PSEG Power has also provided payment guarantees to third parties and regulatory authorities on behalf of its affiliated companies. These guarantees support various other non-commodity related obligations.

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of June 30, 2026 and December 31, 2025.

	As of
	June 30, 2026	December 31, 2025
	Millions
Face Value of Outstanding Guarantees	$1,154	$996
Exposure under Current Guarantees	$110	$132

Letters of Credit - Counterparty Margining Posted	$185	$95
Letters of Credit - Counterparty Margining Received	$11	$16

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$(5)	$—
Net Broker Balance Deposited (Received)	$419	$222

Additional Amounts Posted
Other Letters of Credit	$240	$232

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2026, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Manufactured Gas Plant (MGP) Remediation Program

PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $172 million and $189 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $172 million as of June 30, 2026. Of this amount, $20 million was recorded in Other Current Liabilities and $152 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $172 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.

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

In May 2024, the EPA finalized revisions to the coal combustion residuals rule (CCR Rule) which established new requirements for the investigation and, if necessary, the cleanup of certain types of coal ash placed at certain fossil generation station sites, including certain sites owned or formerly owned by PSEG Power. In April 2026, EPA proposed additional revisions to the CCR Rule that may further modify the requirements of the 2024 revisions. PSEG is in the process of investigating each of the sites that PSEG Power currently owns that are subject to the CCR Rule, as well as sites that were formerly owned that are subject to the CCR Rule where PSEG Power retained certain environmental obligations to investigate and, if necessary, remediate. PSEG is currently unable to estimate the impact of the CCR Rule or the proposed additional revisions that EPA may choose to finalize, but it could have a material impact on PSEG’s business, results of operations and cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(A)
Prices set in the 2026 BGS auction became effective on June 1, 2026 when the 2023 BGS auction agreements expired.

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

FERC Matters

FERC has completed a non-public investigation of the Roseland-Pleasant Valley (RPV) transmission project. In December 2024, FERC approved an agreement between PSE&G and FERC Enforcement Staff resolving its investigation. The agreement included a $6.6 million civil penalty and the implementation of certain compliance requirements, in addition to the process improvements that PSE&G has already implemented. It also included a statement that nothing in the agreement reflected a challenge by FERC Enforcement to the end-of-life determination relative to the project and that no disgorgement had been sought. In both a December 2024 proceeding related to PJM’s annual cost allocation filing and in PSE&G’s 2025 annual formula rate true-up filing, an intervenor raised an objection related to the recovery of costs for the RPV project. In January 2026, that same intervenor filed a FERC complaint against PSE&G requesting that FERC set a hearing on the recovery of these

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

costs. In July 2026, FERC issued an order setting the matter for hearing and settlement judge procedures. We cannot predict the outcome of this matter and intend to vigorously defend against any challenge to the prudency of these costs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to PSEG’s or PSE&G’s results of operations or liquidity for any particular reporting period.

Note 9. Debt and Credit Facilities

Long-Term Debt Financing Transactions

The following long-term debt transactions occurred in the six months ended June 30, 2026:

PSEG

•
issued $500 million of 4.80% Senior Notes due June 2031.

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

The commitments under the $3.8 billion credit facilities are provided by a diverse bank group. As of June 30, 2026, the total available credit capacity was $3.2 billion. In March 2026, PSEG, PSEG Power, and PSE&G executed a two-year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2031, and removed the sustainability linked pricing mechanism associated with the PSEG sublimit of the Master Credit Facility. The $75 million PSEG Power letter of credit facility was also extended through March 2028.

As of June 30, 2026, no single institution represented more than 9% of the total commitments in the credit facilities.

As of June 30, 2026, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.

Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total committed credit facilities and available liquidity as of June 30, 2026 were as follows:

	As of June 30, 2026
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$470	$1,030	Mar 2031	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$470	$1,030
PSE&G
Revolving Credit Facility	$1,000	$27	$973	Mar 2031	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$27	$973
PSEG Power
Revolving Credit Facility (A)	$1,250	$58	$1,192	Mar 2031	Funding/Letters of Credit
Letter of Credit Facility	75	60	15	Mar 2028	Letters of Credit
Total PSEG Power	$1,325	$118	$1,207
Total (C)	$3,825	$615	$3,210

(A)
Master Credit Facility with sub-limits of $1.5 billion for PSEG and $1.25 billion for PSEG Power; sub-limits can be adjusted pursuant to the terms of the Master Credit Facility agreement.
(B)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of June 30, 2026, PSEG had $450 million commercial paper outstanding at a weighted average interest rate of 3.94% and PSE&G had no commercial paper outstanding.
(C)
Amounts do not include uncommitted credit facilities or 364-day term loans, if any apply.

PSEG Power has uncommitted credit facilities totaling $425 million, which can be utilized for letters of credit. As of June 30, 2026, PSEG Power had $305 million in letters of credit outstanding under these uncommitted credit facilities.

PSE&G has an uncommitted credit facility totaling $30 million, which can be utilized for letters of credit. As of June 30, 2026, PSE&G’s letters of credit outstanding were immaterial under this uncommitted credit facility.

Short-Term Loans

In December 2025, PSEG Power amended its existing $400 million 364-day variable rate term loan, which increased the balance to $500 million and extended the maturity to December 2026.

In February 2026, PSEG entered into a 364-day variable rate term loan agreement for $500 million. In June 2026, PSEG prepaid the $500 million term loan.

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

As of June 30, 2026, PSEG had interest rate hedges outstanding through December 2026 which were executed to convert to fixed, a portion of PSEG Power’s $500 million variable rate loan due December 2026. The fair value of these hedges was immaterial as of June 30, 2026.

As of June 30, 2026, PSEG also had interest rate hedges outstanding to fix the interest rate for anticipated 2026 debt issuances. The fair value of these hedges was $8 million as of June 30, 2026.

In the second quarter of 2026, PSEG unwound interest rate hedges in connection with the $500 million long-term debt issuance at PSEG that occurred in June 2026. See Note 9. Debt and Credit Facilities for additional information. The settlement payment of $10 million received for these interest rate hedges was recorded in Accumulated Other Comprehensive Income (Loss) and will be amortized into earnings to match the term and timing of the hedged debt.

The Accumulated Other Comprehensive Income (Loss) (after tax) related to outstanding and terminated interest rate hedges designated as cash flow hedges was $33 million and $24 million as of June 30, 2026 and December 31, 2025, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are $11 million.

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

Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2026 and December 31, 2025. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of June 30, 2026
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$8	$1,303	$(1,292)	$11	$19
Noncurrent Assets	—	1,038	(1,038)	—	—
Total Mark-to-Market Derivative Assets	$8	$2,341	$(2,330)	$11	$19
Derivative Contracts
Current Liabilities	$—	$(1,513)	$1,310	$(203)	$(203)
Noncurrent Liabilities	—	(1,301)	1,254	(47)	(47)
Total Mark-to-Market Derivative (Liabilities)	$—	$(2,814)	$2,564	$(250)	$(250)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$8	$(473)	$234	$(239)	$(231)

	As of December 31, 2025
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$782	$(771)	$11	$11
Noncurrent Assets	4	871	(869)	2	6
Total Mark-to-Market Derivative Assets	$4	$1,653	$(1,640)	$13	$17
Derivative Contracts
Current Liabilities	$—	$(850)	$785	$(65)	$(65)
Noncurrent Liabilities	—	(975)	954	(21)	(21)
Total Mark-to-Market Derivative (Liabilities)	$—	$(1,825)	$1,739	$(86)	$(86)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$4	$(172)	$99	$(73)	$(69)

(A)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, PSEG Power had net cash collateral (receipts) payments to counterparties of $414 million and $222 million, respectively. Of these net cash collateral (receipts) payments, $234 million as of June 30, 2026 and $99 million as of December 31, 2025 were netted against the corresponding net derivative contract positions. Of the $234 million as of June 30, 2026, $18 million was netted against current liabilities and $216 million against noncurrent liabilities. Of the $99 million as of December 31, 2025, $14 million was netted against current liabilities and $85 million against noncurrent liabilities.

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

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX, Nodal and ICE that are fully collateralized) was $252 million as of June 30, 2026 and $96 million as of December 31, 2025. As of June 30, 2026 and December 31, 2025, PSEG Power had the contractual right of offset of $2 million and $11 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $250 million and $85 million as of June 30, 2026 and December 31, 2025, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

The following shows the effect on the Condensed Consolidated Statements of Operations and on AOCL of derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2026 and 2025:

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
Derivatives in Cash Flow	June 30,			June 30,
Hedging Relationships	2026	2025		2026	2025
	Millions			Millions
PSEG
Interest Rate Derivatives	$11	$11	Interest Expense	$2	$1
Total PSEG	$11	$11		$2	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Six Months Ended			Six Months Ended
Derivatives in Cash Flow	June 30,			June 30,
Hedging Relationships	2026	2025		2026	2025
	Millions			Millions
PSEG
Interest Rate Derivatives	$16	$(16)	Interest Expense	$3	$2
Total PSEG	$16	$(16)		$3	$2

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2026 and 2025, the amount of gain on interest rate hedges reclassified from AOCL into income was $2 million and $1 million after-tax, respectively.

The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2024	$50	$36
Loss Recognized in AOCL	(11)	(8)
Less: Gain Reclassified into Income	(5)	(4)
Balance as of December 31, 2025	$34	$24
Gain Recognized in AOCL	16	11
Less: Gain Reclassified into Income	(3)	(2)
Balance as of June 30, 2026	$47	$33

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three and six months ended June 30, 2026 and 2025, respectively. PSEG Power’s derivative contracts reflected in this table primarily includes contracts to hedge the purchase and sale of electricity and natural gas.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2026	2025	2026	2025
		Millions
Energy-Related Contracts	Operating Revenues	$(186)	$233	$(539)	$(8)
Energy-Related Contracts	Energy Costs	1	(1)	1	(3)
Total		$(185)	$232	$(538)	$(11)

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of June 30, 2026 and December 31, 2025.

		As of
Type	Notional	June 30, 2026	December 31, 2025
		Millions
Natural Gas	Dekatherm (Dth)	70	70
Electricity	MWh	(78)	(73)
Financial Transmission Rights (FTRs)	MWh	28	16
Interest Rate Derivatives	U.S. Dollars	570	970

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

As of June 30, 2026, 100% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 17. Related-Party Transactions for additional information.

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2026, PSE&G held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of June 30, 2026, PSE&G had $245 million in unsecured mark-to-market credit exposure with its suppliers. PSE&G is permitted to recover its costs of procuring energy through the BPU-approved BGS tariffs. PSE&G’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable. There were no transfers to or from Level 3 during the six months ended June 30, 2026 and 2025.

The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

	Recurring Fair Value Measurements as of June 30, 2026
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$155	$—	$155	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$11	$(2,330)	$2,300	$41	$—
Interest Rate Derivatives (C)	$8	$—	$—	$8	$—
NDT Fund (D)
Equity Securities	$1,314	$—	$1,314	$—	$—
Debt Securities—U.S. Treasury	$427	$—	$—	$427	$—
Debt Securities—Govt Other	$407	$—	$—	$407	$—
Debt Securities—Corporate	$529	$—	$—	$529	$—
Rabbi Trust (D)
Equity Securities	$16	$—	$16	$—	$—
Debt Securities—U.S. Treasury	$53	$—	$—	$53	$—
Debt Securities—Govt Other	$26	$—	$—	$26	$—
Debt Securities—Corporate	$64	$—	$—	$64	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(250)	$2,564	$(2,500)	$(314)	$—
PSE&G
Assets:
Cash Equivalents (A)	$125	$—	$125	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$9	$—	$—	$9	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$11	$—	$—	$11	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2025
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$80	$—	$80	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$13	$(1,640)	$1,610	$43	$—
Interest Rate Derivatives (C)	$4	$—	$—	$4	$—
NDT Fund (D)
Equity Securities	$1,555	$—	$1,555	$—	$—
Debt Securities—U.S. Treasury	$384	$—	$—	$384	$—
Debt Securities—Govt Other	$406	$—	$—	$406	$—
Debt Securities—Corporate	$569	$—	$—	$569	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$27	$—	$—	$27	$—
Debt Securities—Corporate	$61	$—	$—	$61	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(86)	$1,739	$(1,715)	$(110)	$—
PSE&G
Assets:
Cash Equivalents (A)	$60	$—	$60	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$11	$—	$—	$11	$—

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

Practical Expedient—Beginning in 2026, the NDT includes certain commingled equity funds which are not included in the fair value hierarchy as they are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient. These funds do not meet the definition of readily determinable fair value due to the frequency of publishing NAV (monthly and bi-monthly). The objective of the funds is to outperform the Morgan Stanley Capital International (MSCI) All Country World Index. The total amount excluded from the table as of June 30, 2026 was $317 million.

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

As of June 30, 2026, PSEG carried $2.8 billion of net assets that were measured at fair value on a recurring basis. No liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

As of June 30, 2025, PSEG carried $3.0 billion of net assets that were measured at fair value on a recurring basis, of which $1 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy and are considered immaterial.

Fair Value of Debt

The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of June 30, 2026 and December 31, 2025 are included in the following table and accompanying notes.

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$5,814	$5,795	$5,315	$5,371
PSE&G (A)	16,538	15,069	15,992	14,705
PSEG Power (A)	1,239	1,270	1,238	1,288
Total Long-Term Debt	$23,591	$22,134	$22,545	$21,364

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2026
NDT Fund Interest and Dividends	$—	$26	$26
Allowance for Funds Used During Construction	13	—	13
Other Interest	3	3	6
Other	1	(5)	(4)
Total Net Other Income (Deductions)	$17	$24	$41
Six Months Ended June 30, 2026
NDT Fund Interest and Dividends	$—	$49	$49
Allowance for Funds Used During Construction	23	—	23
Solar Loan Interest	1	—	1
Other Interest	9	6	15
Other	3	(7)	(4)
Total Net Other Income (Deductions)	$36	$48	$84
Three Months Ended June 30, 2025
NDT Fund Interest and Dividends	$—	$25	$25
Allowance for Funds Used During Construction	10	—	10
Solar Loan Interest	1	—	1
Other Interest	4	8	12
Other	1	(3)	(2)
Total Net Other Income (Deductions)	$16	$30	$46
Six Months Ended June 30, 2025
NDT Fund Interest and Dividends	$—	$45	$45
Allowance for Funds Used During Construction	21	—	21
Solar Loan Interest	2	—	2
Other Interest	7	12	19
Other	2	(6)	(4)
Total Net Other Income (Deductions)	$32	$51	$83

(A)
PSEG Power & Other consists of activity at PSEG Power, Energy Holdings, PSEG LI, Services, PSEG (parent company) and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Income Taxes

PSEG’s and PSE&G’s total income tax expense (benefit) for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, PSEG and PSE&G update the respective estimated annual effective tax rates, and if the estimated tax rate changes, PSEG and PSE&G make cumulative adjustments. PSEG’s and PSE&G’s effective tax rates for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
PSEG	16.1%	19.4%	13.7%	12.6%
PSE&G	13.0%	9.0%	12.4%	8.1%

PSEG and PSE&G’s lower effective tax rate compared to the statutory tax rate is primarily driven by the effects of utility ratemaking.

The decrease in PSEG’s effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by the pre-tax earnings impact of fluctuations in mark-to-market (MTM) on economic hedges. The increase in PSEG’s effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by a decrease in the flowback of historic mixed service cost deductions as an effect of utility ratemaking in 2026 compared to 2025.

The increase in PSE&G’s effective tax rate for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily driven by a decrease in the flowback of historic mixed service cost deductions as an effect of utility ratemaking in 2026 compared to 2025.

In August 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA enacted a new 15% corporate alternative minimum tax (CAMT), which is based on adjusted financial statement income.

In 2025, PSEG determined that it is subject to CAMT as it is an applicable corporation. As of June 30, 2026, PSEG and PSE&G have recorded a cumulative CAMT liability of approximately $180 million and $140 million, respectively, along with corresponding deferred tax assets related to CAMT credit carryforwards, which management expects to fully utilize in future periods. However, certain CAMT rules remain unclear; therefore, the issuance of additional authoritative guidance could materially impact PSEG’s and PSE&G’s results of operations, financial condition and cash flows.

In the second quarter of 2026, PSEG received notice that the Internal Revenue Service (IRS) will commence an examination of PSEG’s U.S. federal income tax return for the years ended December 31, 2021 through December 31, 2024.

The enactment of additional federal or state tax legislation and clarification of previously enacted tax laws could impact PSEG’s and PSE&G’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended June 30, 2026
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2026	$27	$(55)	$(57)	$(85)
Other Comprehensive Income (Loss) before Reclassifications	7	—	(3)	4
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	2	1	2
Net Current Period Other Comprehensive Income (Loss)	6	2	(2)	6
Balance as of June 30, 2026	$33	$(53)	$(59)	$(79)

	Three Months Ended June 30, 2025
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2025	$16	$(75)	$(77)	$(136)
Other Comprehensive Income (Loss) before Reclassifications	8	—	2	10
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	2	2	3
Net Current Period Other Comprehensive Income (Loss)	7	2	4	13
Balance as of June 30, 2025	$23	$(73)	$(73)	$(123)

	Six Months Ended June 30, 2026
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2025	$24	$(56)	$(59)	$(91)
Other Comprehensive Income (Loss) before Reclassifications	11	—	(13)	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	3	13	14
Net Current Period Other Comprehensive Income (Loss)	9	3	—	12
Balance as of June 30, 2026	$33	$(53)	$(59)	$(79)

	Six Months Ended June 30, 2025
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2024	$36	$(76)	$(93)	$(133)
Other Comprehensive Income (Loss) before Reclassifications	(12)	—	17	5
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	3	3	5
Net Current Period Other Comprehensive Income (Loss)	(13)	3	20	10
Balance as of June 30, 2025	$23	$(73)	$(73)	$(123)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Six Months Ended
		June 30, 2026			June 30, 2026
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$2	$(1)	$1	$3	$(1)	$2
Total Cash Flow Hedges		2	(1)	1	3	(1)	2
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	—	(2)	(4)	1	(3)
Total Pension and OPEB Plans		(2)	—	(2)	(4)	1	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(2)	1	(1)	(22)	9	(13)
Total Available-for-Sale Debt Securities		(2)	1	(1)	(22)	9	(13)
Total		$(2)	$—	$(2)	$(23)	$9	$(14)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Six Months Ended
		June 30, 2025			June 30, 2025
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$1	$—	$1	$2	$(1)	$1
Total Cash Flow Hedges		1	—	1	2	(1)	1
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	—	(2)	(4)	1	(3)
Total Pension and OPEB Plans		(2)	—	(2)	(4)	1	(3)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(3)	1	(2)	(4)	1	(3)
Total Available-for-Sale Debt Securities		(3)	1	(2)	(4)	1	(3)
Total		$(4)	$1	$(3)	$(6)	$1	$(5)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$334	$334	$585	$585	$1,075	$1,075	$1,174	$1,174
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	498	498	499	499	498	498	499	499
Effect of Stock Based Compensation Awards	—	1	—	1	—	1	—	1
Total Shares	498	499	499	500	498	499	499	500
EPS
Net Income	$0.67	$0.67	$1.17	$1.17	$2.15	$2.15	$2.35	$2.35

Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2026	2025	2026	2025
Per Share	$0.67	$0.63	$1.34	$1.26
In Millions	$334	$315	$668	$629

On July 20, 2026, PSEG’s Board of Directors approved a $0.67 per share common stock dividend for the third quarter of 2026.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended June 30, 2026
Operating Revenues	$2,137	$534	$(117)	$2,554
Energy Costs	776	207	(117)	866
Controllable Operation and Maintenance (C)	343	185	—	528
Depreciation and Amortization	286	35	—	321
Interest Income	3	3	—	6
Interest Expense	174	95	—	269
Income Tax Expense	51	13	—	64
Other Segment Items (D)	168	10	—	178
Net Income (Loss)	$342	$(8)	$—	$334
Gross Additions to Long-Lived Assets	$631	$135	$—	$766
Three Months Ended June 30, 2025
Operating Revenues	$2,031	$920	$(146)	$2,805
Energy Costs	760	212	(146)	826
Controllable Operation and Maintenance (C)	331	185	—	516
Depreciation and Amortization	275	33	—	308
Interest Income	5	9	(1)	13
Interest Expense	161	88	(1)	248
Income Tax Expense	33	108	—	141
Other Segment Items (D)	144	50	—	194
Net Income	$332	$253	$—	$585
Gross Additions to Long-Lived Assets	$674	$113	$—	$787

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Six Months Ended June 30, 2026
Operating Revenues	$5,222	$1,950	$(770)	$6,402
Energy Costs	2,134	1,009	(770)	2,373
Controllable Operation and Maintenance (C)	707	323	—	1,030
Depreciation and Amortization	581	69	—	650
Interest Income	10	6	—	16
Interest Expense	349	192	—	541
Income Tax Expense	130	41	—	171
Other Segment Items (D)	412	166	—	578
Net Income	$919	$156	$—	$1,075
Gross Additions to Long-Lived Assets	$1,252	$207	$—	$1,459
Six Months Ended June 30, 2025
Operating Revenues	$4,695	$2,012	$(680)	$6,027
Energy Costs	1,854	838	(680)	2,012
Controllable Operation and Maintenance (C)	685	364	—	1,049
Depreciation and Amortization	555	73	—	628
Interest Income	9	14	(2)	21
Interest Expense	318	173	(2)	489
Income Tax Expense	77	92	—	169
Other Segment Items (D)	337	190	—	527
Net Income	$878	$296	$—	$1,174
Gross Additions to Long-Lived Assets	$1,279	$167	$(31)	$1,415
As of June 30, 2026
Total Assets	$50,429	$8,582	$(198)	$58,813
Investments in Equity Method Subsidiaries	$—	$30	$—	$30
As of December 31, 2025
Total Assets	$49,024	$9,067	$(515)	$57,576
Investments in Equity Method Subsidiaries	$—	$26	$—	$26

(A)
PSEG Power & Other results include net after-tax gains (losses) of $(185) million and $136 million for the three months and ($215) million and $1 million for the six months ended June 30, 2026 and 2025, respectively, related to the impacts of non-trading commodity mark-to-market activity, which consists of the financial impact from positions with future delivery dates.
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

Note 17. Related-Party Transactions

The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G

The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2026	2025	2026	2025
	Millions
Net Billings from PSEG Power (A)	$85	$144	$738	$676
Administrative Billings from Services (B)	145	126	295	243
Total Billings from Affiliates	$230	$270	$1,033	$919

	As of
Related-Party Transactions	June 30, 2026	December 31, 2025
	Millions
Net Payable to PSEG Power (A)	38	$228
Net Payable to Services (B)	94	102
Net Payable to PSEG (C)	23	142
Accounts Payable—Affiliated Companies	$155	$472
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable (C)	$8	$7

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

EXECUTIVE OVERVIEW OF 2026 AND FUTURE OUTLOOK

We are a public utility holding company that, acting through our wholly owned subsidiaries, is a predominantly regulated electric and gas utility and a nuclear generation business. Our business plan focuses on achieving growth by allocating capital primarily toward regulated investments in an effort to continue to improve the sustainability and predictability of our business and realizing the value of the consistent and reliable carbon-free generation from our nuclear units. We are focused on investing to meet growing energy demand, modernize our energy infrastructure, improve reliability and resilience, and increase EE to meet customer expectations and be well aligned with public policy objectives. With these investments and higher working capital recovery approved in the distribution rate case, our regulated rate base increased from approximately $34 billion as of December 31, 2024 to approximately $36 billion as of December 31, 2025. In addition, our nuclear facilities retain the downside price protection of a production tax credit (PTC) from 2024 through 2032.

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

PSE&G currently anticipates filing by year end 2026 to update base rates.

PSEG Power

At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through hedging and the PTC mechanism, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During the first six months of 2026, our nuclear units generated approximately 15.8 terawatt hours and operated at a capacity factor of 93.7%. Effective April 2025, PSEG Power revised the estimated useful lives for the Salem 1, Salem 2 and Hope Creek nuclear plants due to our expectation that a 20-year license extension will be approved for these facilities. In 2025, we also completed work to extend the refueling cycle at our Hope Creek facility from 18 months to 24 months. In addition, we are planning power uprates at Salem Units 1 and 2 that will increase generation capacity and reliability and support long-term operation of these units, including through a potential subsequent license renewal.

Our hedging strategy continues to incorporate an estimated range of risk reduction impacts from the PTCs on our nuclear generation portfolio while retaining the ability to benefit when market pricing exceeds the level at which we would receive PTCs. As of June 30, 2026, we expect that our current portfolio position for 2026 will result in the realized value of our nuclear generation output being above the level at which we would receive PTCs. Our strategy will continue to evolve taking into account energy market conditions, PTC guidance uncertainty, and potential incremental changes upon receiving U.S. Treasury guidance. In addition, we continue to explore opportunities for the potential sale of power, capacity and/or emission credits from our nuclear facilities pursuant to long-term agreements.

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

Financial Results

The results for PSEG, PSE&G and PSEG Power & Other for the three and six months ended June 30, 2026 and 2025 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	Millions, except per share data
PSE&G	$342	$332	$919	$878
PSEG Power & Other (A)	(8)	253	156	296
PSEG Net Income	$334	$585	$1,075	$1,174

PSEG Net Income Per Share (Diluted)	$0.67	$1.17	$2.15	$2.35

(A)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	Millions, after tax
NDT Fund and Related Activity (A) (B)	$94	$65	$87	$71
Non-Trading MTM Gains (Losses) (C)	$(185)	$136	$(215)	$1

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
(B)
Net of tax benefit (expense) of $(59) million and $(43) million for the three months and $(60) million and $(49) million for the six months ended June 30, 2026 and 2025, respectively.
(C)
Net of tax benefit (expense) of $73 million and $(54) million for the three months and $84 million and $(1) million for the six months ended June 30, 2026 and 2025, respectively.

The decreases in Net Income for the three and six months ended June 30, 2026 versus the comparable periods in 2025 was driven primarily by MTM losses in 2026 compared to gains in the prior year, as shown in the table above. These impacts were partially offset by increases from continued investment in T&D clause programs at PSE&G and higher capacity revenues and gas sales at PSEG Power.

Regulatory, Legislative and Other Developments

We closely monitor and engage with stakeholders on significant regulatory and legislative developments.

Transmission Rate Proceedings and Return on Equity (ROE)

Under current FERC rules, PSE&G continues to earn a 50 basis point adder to its base ROE for its voluntary membership in PJM as a transmission owner. In June 2026, legislation was passed in New Jersey that requires transmission owners that own and operate transmission facilities in New Jersey to be members of a Regional Transmission Organization (RTO) approved by FERC. The legislation will require that, effective January 1, 2027, transmission owners be members in an RTO. While we are continuing to assess the potential impact of this legislation, this mandatory RTO membership requirement could result in the future loss of PSE&G’s 50 basis-point ROE adder for participating in an RTO. This would prospectively reduce PSE&G’s annual Net Income and annual cash inflows by approximately $40 million. We cannot predict the outcome of this matter.

New Jersey Clean Energy Matters

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

In July 2026, the BPU issued the final framework for the extension of its second triennium of energy efficiency programs. The final framework includes elements that adjust the overall budget for the extension, requiring budgets to be based on gross, not net, energy savings, adjusts return on equity that the utilities can earn for achieving performance goals, and replaces the existing method to collect foregone revenue. The framework also allows for utilities to file for alternative proposals, including but not limited to ROE and savings targets. Petitions by utilities for the extension are due on September 30, 2026. It is anticipated that the BPU will issue the framework for the third program cycle of energy efficiency programs later in 2026. We cannot predict the outcome of this matter.

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

Demand, Supply and Energy Costs

An increasing demand for power and a lack of sufficient new generation resources in PJM and in New Jersey, has raised resource adequacy concerns and resulted in higher electricity costs for our customers in 2025. Prices from the July 2024 PJM annual capacity market auction, which were approximately 10 times higher than prices from the 2023 auction and which impacted customer bills, provoked concern from state regulators and legislators and have created regulatory uncertainty. Prices from the July 2025 capacity market auction were higher than those produced by the July 2024 auction and PJM indicated that the prices would have been even higher if not for the existence of a FERC-approved ceiling, which remained in effect for the December 2025 auction. In February 2026, PJM filed with FERC a proposal to extend the price cap for another two delivery years (2028/29 and 2029/30) and, in April 2026, FERC issued an order accepting PJM’s proposal. In January 2026, the White House’s National Energy Dominance Council signed an agreement with the governors of all 13 states in the PJM region that memorializes a “statement of principles” intended to prompt PJM to make major changes to its capacity market, including running a “reliability backstop auction” to procure new generation capacity to provide up to 15-year “price certainty”. PJM has committed to run this backstop auction and is targeting a September 2026 date following FERC approval of all needed rule changes. In July 2026, PJM submitted proposed tariff revisions with FERC to establish a one-time capacity procurement mechanism to address resource adequacy challenges in the PJM region. Under the “Reliability Backstop Procurement” framework, PJM intends to secure 15-year commitments from new eligible generation resources to match the reliability shortfall observed in the base residual auction for the 2028/2029 delivery year. To commence the procurement window on September 30, 2026, PJM asked FERC to approve the filing with an effective date of September 29, 2026. We cannot predict the outcome of this proceeding.

In addition, in 2025, FERC both issued an order that will encourage optionality for “large load” customers by facilitating co-location with generation, and initiated a rulemaking proceeding to establish definitive rules for future large customer connections intended to ensure reliability and address resource adequacy concerns. FERC has recently issued an order in the rulemaking proceeding directing all of the RTOs/ISOs, including PJM, to establish rules for future large load connections, including how the RTOs/ISOs will study these requests and how transmission costs will be paid. We cannot predict the outcome of these proceedings and their impact on our business.

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

In January 2026, the New Jersey Governor issued executive orders directing the BPU within its legal authority to mitigate electric rate increases through state funding during 2026 as well as other actions, and to advance resource adequacy solutions, in New Jersey. Executive Order No. 1 directed the BPU to complete and issue a study regarding modernization of the traditional electric distribution utility business model and the BPU retained a consultant to prepare the study. In July 2026, the BPU issued its consultant’s study, which discusses potential options for electric distribution utility ratemaking, including a review of other jurisdictions. The consultant will now undertake a quantitative analysis of the modernization options presented in its report. We cannot predict the outcome of this initiative or its potential impact on our business. It is not clear how these orders might influence New Jersey’s energy policy.

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
•
investments in generation and battery storage through BPU, RTO or other similar solicitations or bilateral agreements;
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

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,554	$2,805	$(251)	(9)	$6,402	$6,027	$375	6
Energy Costs	866	826	40	5	2,373	2,012	361	18
Operation and Maintenance (A)	906	854	52	6	1,843	1,773	70	4
Depreciation and Amortization	321	308	13	4	650	628	22	4
Net Gains (Losses) on Trust Investments	144	95	49	52	127	103	24	23
Net Other Income (Deductions)	41	46	(5)	(11)	84	83	1	1
Net Non-Operating Pension and OPEB Credits (Costs)	21	16	5	31	40	32	8	25
Interest Expense	269	248	21	8	541	489	52	11
Income Tax Expense	64	141	(77)	(55)	171	169	2	1

(A)
Includes amortization of Energy Efficiency (EE) programs regulatory expenditures of $53 million, $41 million, $103 million and $79 million for the three months and six months ended June 30, 2026 and 2025, respectively.

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,137	$2,031	$106	5	$5,222	$4,695	$527	11
Energy Costs	776	760	16	2	2,134	1,854	280	15
Operation and Maintenance (A)	545	504	41	8	1,182	1,080	102	9
Depreciation and Amortization	286	275	11	4	581	555	26	5
Net Other Income (Deductions)	17	16	1	6	36	32	4	13
Net Non-Operating Pension and OPEB Credits (Costs)	20	18	2	11	37	35	2	6
Interest Expense	174	161	13	8	349	318	31	10
Income Tax Expense	51	33	18	55	130	77	53	69

(A)
Includes amortization of EE programs regulatory expenditures of $53 million, $41 million, $103 million and $79 million for the three months and six months ended June 30, 2026 and 2025, respectively.

Three Months Ended June 30, 2026 as Compared to Three Months Ended June 30, 2025

Operating Revenues increased $106 million due to changes in delivery, commodity, clause and other operating revenues.

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

Delivery revenues increased $40 million due primarily to a $17 million increase in delivery volumes, $13 million from increased GPRC revenues and a $10 million increase in transmission revenues due primarily to higher rate base investments.

Clause Revenues are revenues from various pass-through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues increased $50 million due primarily to a $35 million increase in TAC and GPRC deferrals and a $15 million increase in Societal Benefits Clause (SBC) collections.

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

Commodity Revenues increased $64 million primarily due to higher electric BGS revenues of $66 million, primarily from higher prices, partially offset by lower gas BGSS revenues of $2 million, primarily from lower volume.

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

Other Operating revenues decreased $48 million due primarily to a decrease in ZECs as a result of the ZEC collection ending effective May 31, 2025.

Operating Expenses

Energy Costs increased $16 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $41 million due primarily to $28 million in higher clause and renewable expenditures and $13 million in higher other operating and Services expenses.

Depreciation and Amortization increased $11 million due primarily to an increase in depreciation due to higher plant placed in service and increased amortization of Regulatory Assets.

Interest Expense increased $13 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense increased $18 million due primarily to a decrease in the flowback of historic mixed service cost deductions as an effect of utility ratemaking and higher pre-tax income.

Six Months Ended June 30, 2026 as Compared to Six Months Ended June 30, 2025

Operating Revenues increased $527 million due to changes in delivery, commodity, clause and other operating revenues.

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

Delivery revenues increased $130 million due primarily to a $67 million increase in delivery volumes, $42 million from increased GPRC revenues and a $28 million increase in transmission revenues due primarily to higher rate base investments. These delivery revenue increases were offset by a $7 million decrease due to an increase in credits flowed back to customers as part of our TAC mechanism.

Clause Revenues are revenues from various pass-through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues increased $114 million due primarily to an $82 million increase in TAC and GPRC deferrals and a $36 million increase in SBC collections.

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

Commodity Revenues increased $371 million primarily due to higher electric BGS revenues of $267 million and higher gas BGSS revenues of $104 million, primarily from higher prices.

Other Operating Revenues are primarily comprised of revenues derived from various GPRC programs including TREC revenues, Community Solar collections and SuSI. The revenues from these programs offset costs included in Energy Costs. In addition, other operating revenues include revenues from our ASB which offers various appliance protection and repair plans to customers.

Other Operating revenues decreased $88 million due primarily to a decrease in ZECs as a result of the ZEC collection ending effective May 31, 2025.

Operating Expenses

Energy Costs increased $280 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $102 million due primarily to $80 million in higher clause and renewable expenditures, $4 million in higher distribution and transmission operational expenditures and $18 million in higher other operating and Services expenses.

Depreciation and Amortization increased $26 million due primarily to an increase in depreciation due to higher plant placed in service and increased amortization of software and Regulatory Assets.

Interest Expense increased $31 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense increased $53 million due primarily to a decrease in the flowback of historic mixed service cost deductions as an effect of utility ratemaking and higher pre-tax income.

PSEG Power & Other

	Three Months Ended		Increase/		Six Months Ended		Increase/
	June 30,		(Decrease)		June 30,		(Decrease)
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$534	$920	$(386)	(42)	$1,950	$2,012	$(62)	(3)
Energy Costs	207	212	(5)	(2)	1,009	838	171	20
Operation and Maintenance	361	350	11	3	661	693	(32)	(5)
Depreciation and Amortization	35	33	2	6	69	73	(4)	(5)
Net Gains (Losses) on Trust Investments	144	95	49	52	127	103	24	23
Net Other Income (Deductions)	24	31	(7)	(23)	48	53	(5)	(9)
Net Non-Operating Pension and OPEB Credits (Costs)	1	(2)	3	N/A	3	(3)	6	N/A
Interest Expense	95	88	7	8	192	173	19	11
Income Tax Expense	13	108	(95)	(88)	41	92	(51)	(55)

Three Months Ended June 30, 2026 as Compared to Three Months Ended June 30, 2025

Operating Revenues decreased $386 million due primarily to changes in generation and gas supply and other operating revenues.

Generation Revenues decreased $387 million due primarily to

•
a net decrease of $450 million due to MTM losses in 2026 as compared to MTM gains in 2025. Of this amount, there was a $370 million decrease due to changes in forward prices in 2026 as compared to 2025, coupled with a $80 million decrease due to positions reclassified to realized upon settlement, and
•
a net decrease of $25 million primarily due to the conclusion of ZEC sales in May 2025,
•
partially offset by a net increase of $51 million in capacity revenue due primarily to higher capacity prices, and
•
a net increase of $37 million due primarily to higher average realized prices and higher volumes sold in 2026.

Gas Supply Revenues decreased $3 million due primarily to

•
a net decrease of $12 million in sales under the BGSS contract due primarily to $6 million from lower sales volume and $6 million from lower sales prices,
•
partly offset by a net increase of $9 million related to sales to third parties due primarily to $14 million from higher sales volumes, partially offset by $5 million from lower sales prices.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $5 million due to

Gas costs decreased $11 million due primarily to

•
a net decrease of $17 million related to sales under the BGSS contract, of which $11 million was due to lower average cost of gas coupled with interstate gas pipeline refunds due to a settlement on pipeline rates from prior periods, and $6 million was due to lower send out volumes, and
•
a net increase of $7 million related to sales to third parties due primarily to $11 million from higher sales volumes, partially offset by $4 million from lower sales prices.

Generation costs increased $6 million due primarily to increased nuclear fuel costs.

Operation and Maintenance increased $11 million due primarily to a net increase in various operational expenses.

Net Gains (Losses) on Trust Investments increased $49 million due primarily to NDT investments with a $157 million increase in net realized gains in 2026, partially offset by $30 million in net unrealized losses in 2026 as compared to $79 million in net unrealized gains in 2025 on equity securities.

Other Income (Deductions) decreased $7 million due primarily to interest income.

Interest Expense increased $7 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates.

Income Tax Expense decreased $95 million due primarily to lower pre-tax income.

Six Months Ended June 30, 2026 as Compared to Six Months Ended June 30, 2025

Operating Revenues decreased $62 million due primarily to changes in generation and gas supply and other operating revenues.

Generation Revenues decreased $241 million due primarily to

•
a net decrease of $300 million due to MTM losses in 2026 as compared to MTM gains in 2025. Of this amount, there was a $276 million decrease due to changes in forward prices in 2026 as compared to 2025, coupled with a $24 million decrease due to positions reclassified to realized upon settlement, and
•
a net decrease of $81 million primarily due to the conclusion of ZEC sales in May 2025,
•
partially offset by a net increase of $115 million in capacity revenue due primarily to higher capacity prices, and
•
a net increase of $24 million due primarily to higher average realized prices, partially offset by lower volumes sold in 2026.

Gas Supply Revenues increased $180 million due primarily to

•
a net increase of $160 million in sales under the BGSS contract due primarily to $136 million from higher sales prices and $24 million from higher sales volumes, and
•
a net increase of $24 million related to sales to third parties due primarily to $16 million from higher sales prices, and $8 million from higher sales volumes.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $171 million due to

Gas costs increased $166 million due primarily to

•
a net increase of $155 million related to sales under the BGSS contract, of which $131 million was due to higher average cost of gas, which includes a $9 million reduction in cost from interstate gas pipeline refunds due to a settlement on pipeline rates from prior periods, and $24 million was due to higher send out volumes, and
•
a net increase of $14 million related to sales to third parties due primarily to higher sales volumes.

Generation costs increased $5 million due primarily to increased nuclear fuel costs.

Operation and Maintenance decreased $32 million due primarily to an adjustment to indirect taxes in 2026 and a net decrease in nuclear and various operational expenses.

Net Gains (Losses) on Trust Investments increased $24 million due primarily to NDT investments with a $170 million increase in net realized gains in 2026, partially offset by $78 million in net unrealized losses in 2026 as compared to $69 million in net unrealized gains in 2025 on equity securities.

Other Income (Deductions) decreased $5 million due primarily to interest income.

Net Non-Operating Pension and OPEB Credits (Costs) increased $6 million due primarily to a decrease in interest cost and an increase in the long-term expected return on assets.

Interest Expense increased $19 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates.

Income Tax Expense decreased $51 million due primarily to lower pre-tax income.

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

For the six months ended June 30, 2026, our operating cash flow increased $294 million, as compared to the same period in 2025. The net increase was primarily due to higher tax refunds and a net change at PSE&G, as discussed below, partially offset by $179 million of higher net cash collateral postings in 2026 as compared to the same period in 2025 at PSEG Power.

PSE&G

PSE&G’s operating cash flow increased $212 million from $954 million to $1,166 million for the six months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily due to a decrease in net regulatory deferrals, a decrease in accounts receivable and unbilled revenues, and higher earnings, partially offset by taxes paid in 2026 as compared to tax refunds received in 2025 and the timing of vendor payments.

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

In February 2026, PSEG entered into a 364-day variable rate term loan agreement for $500 million. In June 2026, PSEG prepaid the $500 million term loan.

In December 2025, PSEG Power amended its existing $400 million 364-day variable rate term loan, which increased the balance to $500 million and extended the maturity to December 2026.

Our total committed credit facilities and available liquidity as of June 30, 2026 were as follows:

	As of June 30, 2026
Company/Facility	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$470	$1,030
PSE&G	1,000	27	973
PSEG Power	1,325	118	1,207
Total	$3,825	$615	$3,210

PSEG Power has uncommitted credit facilities totaling $425 million, which can be utilized for letters of credit. As of June 30, 2026, PSEG Power had $305 million in letters of credit outstanding under these uncommitted credit facilities.

PSE&G has an uncommitted credit facility totaling $30 million, which can be utilized for letters of credit. As of June 30, 2026, PSE&G’s letters of credit outstanding were immaterial under this uncommitted credit facility.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of June 30, 2026, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two-level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $705 million and $703 million as of June 30, 2026 and December 31, 2025, respectively.

For additional information, see Item 1. Note 9. Debt and Credit Facilities.

Long-Term Debt Financing

During the next twelve months,

•
PSE&G has $425 million of 2.25% Secured Medium-Term Notes Series L, due September 2026, and
•
PSE&G has $425 million of 3.00% Secured Medium-Term Notes Series L, due May 2027.

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

For additional information see Item 1. Note 9. Debt and Credit Facilities.

Common Stock Dividends

On July 20, 2026, our Board of Directors approved a $0.67 per share common stock dividend for the third quarter of 2026. This reflects an indicative annual dividend rate of $2.68 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 15. Earnings Per Share (EPS) and Dividends.

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

PSE&G

During the six months ended June 30, 2026, PSE&G made capital expenditures of $1,252 million, primarily for T&D system reliability. In addition, PSE&G had $86 million associated with the CEF-EE II on-bill repayment program included in investing cash flows, as well as cost of removal, net of salvage, of $74 million associated with capital replacements, and expenditures for EE programs of $263 million, which are included in operating cash flows.

PSEG Power & Other

During the six months ended June 30, 2026, PSEG Power & Other made capital expenditures of $134 million, excluding $73 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

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

From April through June 2026, MTM VaR varied between a low of $53 million and a high of $92 million at the 95% confidence level. The range of VaR was narrower for the three months ended June 30, 2026 as compared with the year ended December 31, 2025.

	MTM VaR
	Three Months Ended June 30, 2026	Year Ended December 31, 2025
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$70	$63
Average for the Period	$69	$41
High	$92	$71
Low	$53	$17
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$109	$99
Average for the Period	$107	$64
High	$143	$111
Low	$83	$27

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

Internal Controls

PSEG and PSE&G

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K and the first quarter 2026 Form 10-Q.

Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Federal Regulation

Transmission Regulation—Transmission Rate Proceedings and ROE

December 31, 2025 Form 10-K page 10. Under current FERC rules, PSE&G continues to earn a 50 basis point adder to its base ROE for its voluntary membership in PJM as a transmission owner. In June 2026, legislation was passed in New Jersey that requires transmission owners that own and operate transmission facilities in New Jersey to be members of a Regional Transmission Organization (RTO) approved by FERC. The legislation will require that, effective January 1, 2027, transmission owners be members in an RTO. While we are continuing to assess the potential impact of this legislation, this mandatory RTO membership requirement could result in the future loss of PSE&G’s 50 basis-point ROE adder for participating in an RTO. This would prospectively reduce PSE&G’s annual Net Income and annual cash inflows by approximately $40 million. We cannot predict the outcome of this matter.

Transmission Regulation—Transmission Planning Proceedings

December 31, 2025 Form 10-K page 11 and March 31, 2026 Form 10-Q page 66. In March 2026, FERC issued an order addressing a longstanding dispute about the methodology used in PJM to calculate and assign transmission project costs. The FERC order, among other things, rejected a proposed settlement agreement that would have shifted significant costs to PSE&G’s transmission customers. FERC directed PJM to recalculate cost responsibility assignments and resettle billings going back to 2015. Proceedings continue at FERC and at the U.S. Court of Appeals for the DC Circuit. We cannot predict the outcome of these proceedings.

Regulation of Wholesale Sales—Generation/Market Issues/Market Power

December 31, 2025 Form 10-K page 10. In October 2025, in response to a directive by the Secretary of Energy, FERC initiated a rulemaking proceeding to establish rules by the end of April 2026 to facilitate the interconnection of large load customers to the transmission system through a queue process. In June 2026, FERC issued an order directing PJM and its transmission customers to show cause as to why the PJM Tariff should not be found to be unjust and unreasonable because it does not contain provisions relating to the application and study process for large customers seeking transmission service, mitigation of risk of cost shifting among transmission customers due to large loads, including providing transparency into transmission costs, and accommodation of co-location arrangements and behind the meter generation. We cannot predict the outcome of these matters.

Capacity Market Issues

In July 2026, PJM proposed tariff revisions to FERC to implement a proposed “Reliability Backstop Procurement” framework to address the 6.8 GW resource shortfall for the 2028/2029 delivery year. This procurement mechanism seeks 15-year commitments from new generation resources, with costs passed to load-serving entities and end-use customers, including data centers. We cannot predict the outcome of this matter.

State Regulation

Energy Efficiency, Triennial Review

December 31, 2025 Form 10-K page 14 and March 31, 2026 Form 10-Q page 66. While it was previously anticipated that the BPU would issue a final framework for the third triennium during the first half of 2026, in April 2026, BPU Staff issued its straw proposal for a one-year extension to the second triennium of energy efficiency programs rather than issuing a framework for the third triennium to accommodate the time needed for the BPU to establish the third triennium framework. In July 2026, the BPU issued the final framework for the extension. The final framework includes elements that adjust the overall budget for the extension, requiring budgets to be based on gross, not net, energy savings, adjusts return on equity that the utilities can earn for achieving performance goals, and replaces the existing method to collect foregone revenue. The framework also allows for utilities to file for alternative proposals, including but not limited to ROE and savings targets. Petitions by utilities for the extension are due on September 30, 2026. It is anticipated that the BPU will issue the framework for the third program cycle of energy efficiency programs later in 2026. We cannot predict the outcome of this matter at this time.

BGS Process

December 31, 2025 Form 10-K page 14. The February 2025 BGS auction resulted in a significant cost increase for electricity supplied by PSE&G and all other New Jersey electric distribution companies that was reflected in customers’ rates beginning June 1, 2025. The cost increases were in large part due to higher prices from the PJM capacity market (base residual auction). The February 2026 BGS auction resulted in a slight cost decrease for electricity supplied by PSE&G that became effective June 1, 2026. In July 2026, New Jersey’s EDCs filed their annual joint proposal for conduct of the February 2027 BGS auction covering energy years 2028 through 2030. Rates resulting from the February 2027 BGS auction will become effective June 1, 2027.

Certain Recently-Enacted State Legislation

In July 2026, Governor Sherrill signed the Advance Grid Technologies Act into law. This Act will increase BPU oversight of supplemental electric transmission projects that are developed under PJM's Attachment M-3 process. It requires any supplemental transmission project that is 100kV or more to file for and obtain a Certificate of Public Convenience and Necessity before beginning construction of the project. At the same time, it encourages utilities to use advanced grid technologies, such as dynamic line ratings, advanced conductors, and power flow control devices, by providing an expedited approval process for projects that meaningfully incorporate these technologies.

In July 2026, Governor Sherrill also signed the Data Center Fair Share Act into law. This legislation is designed to protect non-data center customers from bearing the costs of providing service to the state's rapidly growing large data center sector. The law requires the BPU and electric utilities to establish a separate rate class and tailored service requirements for qualifying large data centers, ensuring they pay the full cost of the electricity infrastructure and grid upgrades, among other costs, needed to serve their operations. It also encourages data centers to bring new, lower-cost clean energy resources online and requires them to reduce electricity demand during periods of grid stress before residential customers are affected. In addition, the legislation requires the BPU to create with stakeholder input an innovative retail program allowing new large-load customers to offset their capacity obligations by funding demand-reduction measures elsewhere on the grid, with the goal of supporting AI and data center growth while maintaining grid reliability and keeping electricity bills affordable for other New Jersey customers. The BPU is expected to initiate policy proceedings to develop rate class and demand reduction programs, the outcome of which is uncertain at this time.

In July 2026, the Power NJ Act was signed into law. This legislation establishes a competitive framework to evaluate and procure at least 1,100 MW of new nuclear generation, including advanced reactors and small modular reactors, to help meet growing electricity demand while supporting the state's clean energy goals. The legislation directs the BPU to solicit proposals, evaluate developers, and negotiate contracts through a structured process with significant oversight and public input and establishes a Reliable Capacity Certificate program to provide qualifying projects with a stable revenue mechanism that supports financing while ensuring reliable, carbon-free electricity for New Jersey.

ITEM 6. EXHIBITS

A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10.1:	Deferred Compensation Plan for Certain Employees, amended and restated effective July 20, 2026
Exhibit 10.2:	Equity Deferral Plan, amended and restated effective July 20, 2026
Exhibit 10.3:	Management Incentive Compensation Plan, amended and restated effective July 20, 2026
Exhibit 31:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

b. PSE&G:
Exhibit 10.1:	Deferred Compensation Plan for Certain Employees, amended and restated effective July 20, 2026
Exhibit 10.2:	Equity Deferral Plan, amended and restated effective July 20, 2026
Exhibit 10.3:	Management Incentive Compensation Plan, amended and restated effective July 20, 2026
Exhibit 31.2:	Certification by Ralph LaRossa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph LaRossa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	Inline XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH:	Inline XBRL Taxonomy Extension Schema
Exhibit 104:	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 4, 2026

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

Date: August 4, 2026