Form 10-Q
period 2026-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2026-11-02
CIK 788784, 81033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

As of October 20, 2026, Public Service Enterprise Group Incorporated had outstanding 498,515,417 shares of its sole class of Common Stock, without par value.

As of October 20, 2026, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record, by Public Service Enterprise Group Incorporated.

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions, except per share data

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
OPERATING REVENUES	$3,020	$3,226	$9,422	$9,253
OPERATING EXPENSES
Energy Costs	1,125	1,133	3,498	3,145
Operation and Maintenance	948	927	2,791	2,700
Depreciation and Amortization	325	311	975	939
Total Operating Expenses	2,398	2,371	7,264	6,784
OPERATING INCOME	622	855	2,158	2,469
Net Gains (Losses) on Trust Investments	(28)	62	99	165
Net Other Income (Deductions)	44	39	128	122
Net Non-Operating Pension and Other Postretirement Benefit (OPEB) Credits (Costs)	21	17	61	49
Interest Expense	(280)	(253)	(821)	(742)
INCOME BEFORE INCOME TAXES	379	720	1,625	2,063
Income Tax Expense	(3)	(98)	(174)	(267)
NET INCOME	$376	$622	$1,451	$1,796
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	498	499	498	499
DILUTED	499	501	499	501
NET INCOME PER SHARE:
BASIC	$0.76	$1.25	$2.91	$3.60
DILUTED	$0.76	$1.24	$2.91	$3.59

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
NET INCOME	$376	$622	$1,451	$1,796
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $26, $(7), $26 and $(20) for the three and nine months ended 2026 and 2025, respectively	(39)	11	(39)	31
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(2), $0, $(6) and $5 for the three and nine months ended 2026 and 2025, respectively	7	(1)	16	(14)
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $(1), $(2) and $(2) for the three and nine months ended 2026 and 2025, respectively	1	1	4	4
Other Comprehensive Income (Loss), net of tax	(31)	11	(19)	21
COMPREHENSIVE INCOME	$345	$633	$1,432	$1,817

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$837	$132
Accounts Receivable, net of allowance of $236 in 2026 and $248 in 2025	1,925	1,888
Tax Receivable	270	406
Unbilled Revenues, net of allowance of $4 in 2026 and $6 in 2025	260	381
Fuel	322	282
Materials and Supplies, net	869	873
Prepayments	260	75
Derivative Contracts	7	11
Regulatory Assets	385	537
Other	19	11
Total Current Assets	5,154	4,596
PROPERTY, PLANT AND EQUIPMENT	56,146	53,920
Less: Accumulated Depreciation and Amortization	(12,561)	(11,856)
Net Property, Plant and Equipment	43,585	42,064
NONCURRENT ASSETS
Regulatory Assets	6,838	6,431
Operating Lease Right-of-Use Assets	145	138
Long-Term Investments	494	372
Nuclear Decommissioning Trust (NDT) Fund	2,878	2,915
Long-Term Receivable of Variable Interest Entity (VIE)	534	520
Rabbi Trust Fund	147	162
Derivative Contracts	—	6
Other	542	372
Total Noncurrent Assets	11,578	10,916
TOTAL ASSETS	$60,317	$57,576

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2026	December 31, 2025
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$425	$875
Commercial Paper and Loans	1,075	1,529
Accounts Payable	1,518	1,489
Derivative Contracts	230	65
Accrued Interest	281	265
Accrued Taxes	27	95
New Jersey Clean Energy Program	189	145
Obligation to Return Cash Collateral	236	106
Regulatory Liabilities	606	484
Other	502	687
Total Current Liabilities	5,089	5,740
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	8,329	7,930
Regulatory Liabilities	1,914	2,048
Operating Leases	131	128
Asset Retirement Obligations	1,412	1,381
OPEB Costs	211	242
OPEB Costs of Servco	516	501
Accrued Pension Costs	278	305
Environmental Costs	230	225
Derivative Contracts	68	21
Long-Term Accrued Taxes	328	141
Other	315	262
Total Noncurrent Liabilities	13,732	13,184
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	24,134	21,670
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2026 and 2025—534 shares	5,045	5,062
Treasury Stock, at cost, 2026 and 2025—36 shares	(1,468)	(1,435)
Retained Earnings	13,895	13,446
Accumulated Other Comprehensive Loss	(110)	(91)
Total Stockholders’ Equity	17,362	16,982
Total Capitalization	41,496	38,652
TOTAL LIABILITIES AND CAPITALIZATION	$60,317	$57,576

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,451	$1,796
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	975	939
Amortization of Nuclear Fuel	167	154
Provision for Deferred Income Taxes and ITC	38	63
Non-Cash Long-Term Accrued Taxes	217	16
Non-Cash Employee Benefit Plan (Credits) Costs	19	57
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	550	(40)
Cost of Removal	(118)	(117)
Energy Efficiency Programs Regulatory Investment Expenditures	(473)	(504)
Amortization of Energy Efficiency Programs Regulatory Investment Expenditures	158	122
Net Change in Other Regulatory Assets and Liabilities	447	148
Net (Gains) Losses and (Income) Expense from NDT Fund	(157)	(224)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	136	(8)
Prepayments	(185)	(98)
Accrued Taxes	(68)	96
Cash Collateral	(388)	137
Obligation to Return Cash Collateral	130	6
Other Current Assets and Liabilities	(251)	21
Employee Benefit Plan Funding and Related Payments	(41)	(37)
Other	(70)	50
Net Cash Provided By (Used In) Operating Activities	2,537	2,577
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,302)	(2,143)
Proceeds from Sales of Trust Investments	1,741	1,073
Purchases of Trust Investments	(1,657)	(1,061)
Other	(64)	71
Net Cash Provided By (Used In) Investing Activities	(2,282)	(2,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper	(454)	(764)
Proceeds from Short-Term Loans	500	—
Repayment of Short-Term Loans	(500)	—
Issuance of Long-Term Debt	2,900	3,600
Redemption of Long-Term Debt	(875)	(2,150)
Cash Dividends Paid on Common Stock	(1,002)	(943)
Other	(119)	(54)
Net Cash Provided By (Used In) Financing Activities	450	(311)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	705	206
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	156	154
Cash, Cash Equivalents and Restricted Cash at End of Period	$861	$360
Supplemental Disclosure of Cash Flow Information:
Net Income Taxes Paid (Received)	$(88)	$5
Interest Paid, Net of Amounts Capitalized	$799	$691
Accrued Property, Plant and Equipment Expenditures	$575	$563

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions

(Unaudited)

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of June 30, 2026	534	$5,026	(36)	$(1,471)	$13,853	$(79)	$17,329
Net Income	—	—	—	—	376	—	376
Other Comprehensive Income (Loss), net of tax (expense) benefit of $23	—	—	—	—	—	(31)	(31)
Comprehensive Income							345
Cash Dividends at $0.67 per share on Common Stock	—	—	—	—	(334)	—	(334)
Other	—	19	—	3	—	—	22
Balance as of September 30, 2026	534	$5,045	(36)	$(1,468)	$13,895	$(110)	$17,362

Balance as of June 30, 2025	534	$5,029	(35)	$(1,373)	$13,138	$(123)	$16,671
Net Income	—	—	—	—	622	—	622
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(8)	—	—	—	—	—	11	11
Comprehensive Income							633
Cash Dividends at $0.63 per share on Common Stock	—	—	—	—	(314)	—	(314)
Other	—	16	—	3	—	—	19
Balance as of September 30, 2025	534	$5,045	(35)	$(1,370)	$13,446	$(112)	$17,009

	Common Stock		Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance as of December 31, 2025	534	$5,062	(36)	$(1,435)	$13,446	$(91)	$16,982
Net Income	—	—	—	—	1,451	—	1,451
Other Comprehensive Income (Loss), net of tax (expense) benefit of $18	—	—	—	—	—	(19)	(19)
Comprehensive Income							1,432
Cash Dividends at $2.01 per share on Common Stock	—	—	—	—	(1,002)	—	(1,002)
Other	—	(17)	—	(33)	—	—	(50)
Balance as of September 30, 2026	534	$5,045	(36)	$(1,468)	$13,895	$(110)	$17,362

Balance as of December 31, 2024	534	$5,057	(36)	$(1,403)	$12,593	$(133)	$16,114
Net Income	—	—	—	—	1,796	—	1,796
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(17)	—	—	—	—	—	21	21
Comprehensive Income							1,817
Cash Dividends at $1.89 per share on Common Stock	—	—	—	—	(943)	—	(943)
Other	—	(12)	1	33	—	—	21
Balance as of September 30, 2025	534	$5,045	(35)	$(1,370)	$13,446	$(112)	$17,009

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
OPERATING REVENUES	$2,526	$2,535	$7,748	$7,230
OPERATING EXPENSES
Energy Costs	966	1,013	3,100	2,867
Operation and Maintenance	573	543	1,755	1,623
Depreciation and Amortization	291	277	872	832
Total Operating Expenses	1,830	1,833	5,727	5,322
OPERATING INCOME	696	702	2,021	1,908
Net Other Income (Deductions)	23	16	59	48
Net Non-Operating Pension and OPEB Credits (Costs)	19	17	56	52
Interest Expense	(183)	(162)	(532)	(480)
INCOME BEFORE INCOME TAXES	555	573	1,604	1,528
Income Tax Expense	(49)	(58)	(179)	(135)
NET INCOME	$506	$515	$1,425	$1,393

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
NET INCOME	$506	$515	$1,425	$1,393
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for the three and nine months ended 2026 and 2025	(1)	1	(1)	1
COMPREHENSIVE INCOME	$505	$516	$1,424	$1,394

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$793	$97
Accounts Receivable, net of allowance of $236 in 2026 and $248 in 2025	1,466	1,431
Unbilled Revenues, net of allowance of $4 in 2026 and $6 in 2025	260	381
Accounts Receivable - Affiliated Companies	96	—
Materials and Supplies, net	588	613
Prepayments	167	17
Regulatory Assets	385	537
Other	18	11
Total Current Assets	3,773	3,087
PROPERTY, PLANT AND EQUIPMENT	50,677	48,752
Less: Accumulated Depreciation and Amortization	(10,262)	(9,767)
Net Property, Plant and Equipment	40,415	38,985
NONCURRENT ASSETS
Regulatory Assets	6,838	6,431
Operating Lease Right-of-Use Assets	98	84
Long-Term Investments	329	199
Rabbi Trust Fund	27	29
Other	323	209
Total Noncurrent Assets	7,615	6,952
TOTAL ASSETS	$51,803	$49,024

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	September 30, 2026	December 31, 2025
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$425	$875
Commercial Paper and Loans	—	325
Accounts Payable	989	866
Accounts Payable—Affiliated Companies	158	472
Accrued Interest	156	197
New Jersey Clean Energy Program	189	145
Obligation to Return Cash Collateral	236	106
Regulatory Liabilities	606	484
Other	325	324
Total Current Liabilities	3,084	3,794
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	7,559	7,074
Regulatory Liabilities	1,914	2,048
Operating Leases	85	73
Asset Retirement Obligations	456	457
OPEB Costs	123	126
Accrued Pension Costs	142	164
Environmental Costs	167	160
Long-Term Accrued Taxes	194	7
Other	232	188
Total Noncurrent Liabilities	10,872	10,297
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	16,682	15,117
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2026 and 2025—132 shares	892	892
Contributed Capital	2,156	2,156
Retained Earnings	18,121	16,771
Accumulated Other Comprehensive Loss	(4)	(3)
Total Stockholder’s Equity	21,165	19,816
Total Capitalization	37,847	34,933
TOTAL LIABILITIES AND CAPITALIZATION	$51,803	$49,024

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,425	$1,393
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	872	832
Provision for Deferred Income Taxes and ITC	106	(60)
Non-Cash Long-Term Accrued Taxes	187	6
Non-Cash Employee Benefit Plan (Credits) Costs	2	32
Cost of Removal	(118)	(117)
Energy Efficiency Programs Regulatory Expenditures	(473)	(504)
Amortization of Energy Efficiency Programs Regulatory Expenditures	158	122
Net Change in Other Regulatory Assets and Liabilities	447	148
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	83	(62)
Materials and Supplies	25	24
Prepayments	(150)	(122)
Accounts Payable	(58)	26
Accounts Receivable/Payable—Affiliated Companies, net	(432)	(54)
Obligation to Return Cash Collateral	130	6
Other Current Assets and Liabilities	(47)	(101)
Employee Benefit Plan Funding and Related Payments	(25)	(23)
Other	(76)	(18)
Net Cash Provided By (Used In) Operating Activities	2,056	1,528
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,947)	(1,893)
Proceeds from Sales of Trust Investments	5	4
Purchases of Trust Investments	(3)	(3)
Other	(121)	15
Net Cash Provided By (Used In) Investing Activities	(2,066)	(1,877)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(325)	(444)
Issuance of Long-Term Debt	2,000	1,350
Redemption of Long-Term Debt	(875)	(350)
Cash Dividends Paid	(75)	—
Other	(19)	(16)
Net Cash Provided By (Used In) Financing Activities	706	540
Net Increase (Decrease) In Cash, Cash Equivalents and Restricted Cash	696	191
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	121	108
Cash, Cash Equivalents and Restricted Cash at End of Period	$817	$299
Supplemental Disclosure of Cash Flow Information:
Net Income Taxes Paid (Received)	$101	$(7)
Interest Paid, Net of Amounts Capitalized	$566	$505
Accrued Property, Plant and Equipment Expenditures	$516	$373

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

Millions

(Unaudited)

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of June 30, 2026	$892	$2,156	$17,690	$(3)	$20,735
Net Income	—	—	506	—	506
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	(1)	(1)
Comprehensive Income					505
Cash Dividend Paid	—	—	(75)	—	(75)
Balance as of September 30, 2026	$892	$2,156	$18,121	$(4)	$21,165

Balance as of June 30, 2025	$892	$2,156	$16,279	$(4)	$19,323
Net Income	—	—	515	—	515
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					516
Balance as of September 30, 2025	$892	$2,156	$16,794	$(3)	$19,839

	Common Stock	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2025	$892	$2,156	$16,771	$(3)	$19,816
Net Income	—	—	1,425	—	1,425
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	(1)	(1)
Comprehensive Income					1,424
Cash Dividend Paid	—	—	(75)	—	(75)
Balance as of September 30, 2026	$892	$2,156	$18,121	$(4)	$21,165

Balance as of December 31, 2024	$892	$2,156	$15,401	$(4)	$18,445
Net Income	—	—	1,393	—	1,393
Other Comprehensive Income (Loss), net of tax (expense) benefit of $0	—	—	—	1	1
Comprehensive Income					1,394
Balance as of September 30, 2025	$892	$2,156	$16,794	$(3)	$19,839

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts for the beginning (December 31, 2025) and ending periods shown in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026. Restricted cash consists primarily of deposits received related to construction projects at PSE&G.

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
As of September 30, 2026
Cash and Cash Equivalents	$793	$44	$837
Restricted Cash in Other Current Assets	3	—	3
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$817	$44	$861

As of December 31, 2025
Cash and Cash Equivalents	$97	$35	$132
Restricted Cash in Other Current Assets	3	—	3
Restricted Cash in Other Noncurrent Assets	21	—	21
Cash, Cash Equivalents and Restricted Cash	$121	$35	$156

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

In May 2025, PSEG Power’s Salem 1, Salem 2 and Hope Creek nuclear plants zero emission certificate (ZEC) sales concluded. These nuclear plants received ZEC revenue from the electric distribution companies (EDCs) in New Jersey. PSEG Power recognized revenue when the units generated electricity, which was when the performance obligation was satisfied. These revenues have been considered variable consideration within the scope of revenue from contracts with customers and are included in PJM Sales in the following tables. ZEC revenue has been adjusted by the estimated production tax credits (PTCs) generated from these nuclear plants and revenue will be adjusted based upon the final calculated value of the PTCs generated by these nuclear plants and that adjustment could be material. In May 2026, the BPU issued an order instructing how the nuclear plants should refund to the EDCs the value of the ZECs generated in 2024 and purchased from the nuclear plants that were subsequently offset by PTCs. As such, PSEG Power refunded the EDCs approximately $207 million as per the BPU’s order. See Note 4. Rate Filings for additional information.

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

PSEG LI Contract—PSEG LI has a contract with LIPA which generates revenues. PSEG LI’s subsidiary, Long Island Electric Utility Servco, LLC (Servco) records costs which are recovered from LIPA and records the recovery of those costs as revenues when Servco is a principal in the transaction. In 2025, a five-year extension of the contract was approved. See Amended OSA below for further information.

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

Energy Holdings generates lease revenues which are recorded pursuant to lease accounting guidance.

Disaggregation of Revenues

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2026
Revenues from Contracts with Customers
Electric Distribution	$1,782	$—	$—	$1,782
Gas Distribution	156	—	—	156
Transmission	464	—	—	464
Electricity and Related Product Sales
Third-Party Sales	—	455	—	455
Gas Sales
Third-Party Sales	—	82	—	82
Sales to Affiliates	—	37	(37)	—
Other Revenues from Contracts with Customers (B)	101	194	(1)	294
Total Revenues from Contracts with Customers	2,503	768	(38)	3,233
Revenues Unrelated to Contracts with Customers (C)	23	(236)	—	(213)
Total Operating Revenues	$2,526	$532	$(38)	$3,020

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2026
Revenues from Contracts with Customers
Electric Distribution	$4,206	$—	$—	$4,206
Gas Distribution	1,856	—	—	1,856
Transmission	1,378	—	—	1,378
Electricity and Related Product Sales
Third-Party Sales	—	1,535	—	1,535
Gas Sales
Third-Party Sales	—	310	—	310
Sales to Affiliates	—	805	(805)	—
Other Revenues from Contracts with Customers (B)	281	555	(3)	833
Total Revenues from Contracts with Customers	7,721	3,205	(808)	10,118
Revenues Unrelated to Contracts with Customers (C)	27	(723)	—	(696)
Total Operating Revenues	$7,748	$2,482	$(808)	$9,422

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Three Months Ended September 30, 2025
Revenues from Contracts with Customers
Electric Distribution	$1,811	$—	$—	$1,811
Gas Distribution	161	—	—	161
Transmission	449	—	—	449
Electricity and Related Product Sales
Third-Party Sales	—	379	—	379
Sales to Affiliates	—	(1)	1	—
Gas Sales
Third-Party Sales	—	68	—	68
Sales to Affiliates	—	58	(58)	—
Other Revenues from Contracts with Customers (B)	92	194	(1)	285
Total Revenues from Contracts with Customers	2,513	698	(58)	3,153
Revenues Unrelated to Contracts with Customers (C)	22	51	—	73
Total Operating Revenues	$2,535	$749	$(58)	$3,226

	PSE&G	PSEG Power & Other (A)	Eliminations	Consolidated
	Millions
Nine Months Ended September 30, 2025
Revenues from Contracts with Customers
Electric Distribution	$3,929	$—	$—	$3,929
Gas Distribution	1,621	—	—	1,621
Transmission	1,331	—	—	1,331
Electricity and Related Product Sales
Third-Party Sales	—	1,135	—	1,135
Sales to Affiliates	—	47	(47)	—
Gas Sales
Third-Party Sales	—	252	—	252
Sales to Affiliates	—	687	(687)	—
Other Revenues from Contracts with Customers (B)	280	556	(4)	832
Total Revenues from Contracts with Customers	7,161	2,677	(738)	9,100
Revenues Unrelated to Contracts with Customers (C)	69	84	—	153
Total Operating Revenues	$7,230	$2,761	$(738)	$9,253

(A)
Includes revenues applicable to PSEG Power, PSEG LI and Energy Holdings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(B)
Includes primarily revenues from appliance repair services and solar generation projects at PSE&G. PSEG Power & Other primarily includes revenues from PSEG LI’s OSA with LIPA and, through expiration of the agreement on December 31, 2025, PSEG Power’s energy management fee with LIPA.
(C)
Includes alternative revenues at PSE&G, including CIP, Green Program Recovery Charge (GPRC) and transmission over or under recoveries, which are authorized to be collected or refunded in the future periods, and derivative and lease contracts at PSEG Power & Other.

Contract Balances

PSE&G

PSE&G did not have any material contract balances (rights to consideration for services already provided or obligations to provide services in the future for consideration already received) as of September 30, 2026 and December 31, 2025. Substantially all of PSE&G’s accounts receivable and unbilled revenues result from contracts with customers that are priced at tariff rates. The allowance for credit losses represented approximately 12% of accounts receivable (including unbilled revenues) as of both September 30, 2026 and December 31, 2025.

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

The following provides a reconciliation of PSE&G’s allowance for credit losses for the three and nine months ended September 30, 2026 and 2025:

	2026	2025
	Millions
Balance as of June 30	$250	$226
Utility Customer and Other Accounts
Provision	40	41
Write-offs, net of Recoveries of $16 million and $13 million in 2026 and 2025, respectively	(50)	(31)
Balance as of September 30	$240	$236

	2026	2025
	Millions
Balance as of Beginning of Year	$254	$215
Utility Customer and Other Accounts
Provision	102	100
Write-offs, net of Recoveries of $41 million and $32 million in 2026 and 2025, respectively	(116)	(79)
Balance as of End of Period	$240	$236

PSEG Power & Other

PSEG Power generally collects consideration upon satisfaction of performance obligations, and therefore, PSEG Power had no material contract balances as of September 30, 2026 and December 31, 2025.

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

PSEG Power’s accounts receivable consist mainly of revenues from energy and ancillary services sold directly to ISOs and other counterparties. In the wholesale energy markets in which PSEG Power operates, payment for services rendered and products transferred are typically due within 30 days of delivery. As such, there is little credit risk associated with these receivables. PSEG Power did not record an allowance for credit losses for these receivables as of September 30, 2026 or December 31, 2025. PSEG Power monitors the status of its counterparties on an ongoing basis to assess whether there are any anticipated credit losses.

PSEG LI did not have any material contract balances as of September 30, 2026 and December 31, 2025.

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

Capacity Revenues from the PJM Annual Base Residual and Incremental Auctions—The Base Residual Auction is generally conducted annually three years in advance of the operating period. However, changes to capacity market rules have resulted in auction suspensions and delays so that recent auctions have been run closer in time to their operating periods. In July 2025 the results of the 2026/2027 auction were released, in December 2025 the results of the 2027/2028 auction were released and in July 2026 the results of the 2028/2029 auction were released. PSEG Power expects to realize the following average capacity prices resulting from the base and incremental auctions, including unit specific bilateral contracts for previously cleared capacity obligations.

Delivery Year	$ per Megawatt (MW)-Day	MW Cleared
June 2026 to May 2027	$329	3,500
June 2027 to May 2028	$333	3,500
June 2028 to May 2029	$325	3,600

Amended OSA—PSEG LI has been operating LIPA’s electric T&D system in Long Island, New York since 2014 under a 12-year OSA with LIPA that expired on December 31, 2025, with annual fixed and variable components. The fixed fee for the provision of services thereunder in 2025 was approximately $45 million. In December 2025, PSEG LI entered into a five-year extension of the OSA ending on December 31, 2030. The fixed fee for the provision of services thereunder in 2026 and 2027 is approximately $43 million, escalating to approximately $47 million in 2028 and updated annually thereafter based on the change in the Consumer Price Index through the remainder of the contract. A competitor in the contract bidding process filed litigation against LIPA challenging the process. LIPA filed a motion to dismiss the competitor’s claim as untimely, which was granted by the New York Supreme Court in December 2025. The competitor filed an appeal in January 2026 for which it did not meet a July 2026 deadline to pursue.

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

For transactions in which Servco acts as principal and controls the services provided to LIPA, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $171 million and $167 million for the three months ended September 30, 2026 and 2025, respectively, and $488 million and $474 million for the nine months ended September 30, 2026 and 2025, respectively, of O&M expense, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

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

In September 2026, the BPU approved on a provisional basis, PSE&G’s request to maintain its BGSS rate of approximately 36 cents per therm, effective October 1, 2026.

•
Clean Energy Future-Electric Vehicles (CEF-EV)—In September 2026, the BPU approved on a provisional basis, PSE&G’s request for recovery of approximately $8 million annually in electric base rates, effective October 1, 2026, representing the return of and on CEF-EV electric investments placed in service through December 31, 2025.
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

In September 2026, the BPU approved on a provisional basis, PSE&G’s updated gas CIP petition to recover estimated deficient gas revenues of approximately $19 million for the 12-month period ending September 30, 2026, with new rates effective October 1, 2026.

•
Gas System Modernization Program II Extension (GSMP II Ext)—In March 2026, the BPU approved PSE&G’s updated GSMP II Ext cost recovery petition to recover $23 million annually in gas base rates effective

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

April 1, 2026. The approved gas revenue increase represents the return of and on actual GSMP II Ext investments placed in service through October 31, 2025.

In August 2026, the BPU approved PSE&G's GSMP II Ext cost recovery petition to recover in gas rates an annual revenue increase of $4 million effective September 1, 2026, representing the return of and on investment in GSMP II Ext investments placed in service through May 31, 2026.

•
GPRC—In July 2026, PSE&G filed its 2026 GPRC cost recovery petition requesting BPU approval for recovery of increases of $316 million and $52 million in annual electric and gas revenues, respectively. As PSE&G’s 2025 GPRC cost recovery petition is still pending BPU approval, the 2026 GPRC cost recovery petition and request for electric and gas rate increases represents costs for both the 2025 GPRC and the 2026 GPRC periods. This matter is pending.
•
Infrastructure Advancement Program (IAP)—In September 2026, the BPU approved PSE&G’s updated IAP cost recovery petition to recover in electric and gas base rates annual revenue increases of approximately $10 million and $4 million, respectively, effective October 1, 2026. These increases represent the return of and on IAP investments in service through December 31, 2025.
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
•
Tax Adjustment Credit (TAC)—In October 2026, PSE&G made its annual 2026 TAC filing request to increase annual electric and gas revenues by approximately $49 million and $75 million, respectively. As PSE&G’s 2025 TAC cost recovery petition is still pending BPU approval, the 2026 TAC cost recovery petition and request for electric and gas rate increases represents costs for both the 2025 TAC and the 2026 TAC periods. This matter is pending.
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

In October 2026, PSE&G filed its annual transmission formula rate update with FERC, which will result in an approximate $60 million increase in its annual transmission revenue effective January 1, 2027, subject to true-up.

•
ZEC Program—In January 2026, the BPU directed PSE&G to eliminate its ZEC tariff rate, effective February 1, 2026 and for PSE&G to apply the overcollected ZEC revenue balance into the Universal Service Fund component of PSE&G’s SBC clause.

In May 2026, the BPU also approved a $166 million refund, including interest, to PSE&G customers for ZECs previously paid to the eligible nuclear units. The refund is due to the receipt of federal zero-emission nuclear power production tax credits (PTCs) for calendar year 2024, paid by the IRS to the nuclear owners, based on their 2024 federal income tax filings. The BPU determined that the receipt of the PTCs by the nuclear owners constitutes a double payment under New Jersey’s ZEC legislation. The BPU ordered the nuclear owners to refund all the EDCs in May 2026, and for the EDCs to refund their respective share of the PTC refunds to customers over approximately a 12-month period beginning June 1, 2026. As of September 30, 2026, PSE&G has refunded approximately $62 million to customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Financing Receivables

PSE&G

On-Bill Repayment (OBR) Program

As part of the CEF–EE II OBR program that began in 2025, PSE&G provides funding to customers to upgrade equipment to increase energy efficiency. The OBR program allows customers to repay their portion of costs for equipment upgrades over time directly through their PSE&G bill. The terms of these agreements can be five, seven or ten years. Customers must meet acceptable credit standards to participate in the program. As of September 30, 2026, there have been no defaults under the OBR program; however, in the event of a default, uncollectible amounts are recoverable through a regulatory mechanism, subject to prudency reviews. Therefore, no current credit losses have been recorded for the OBR program. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding amounts by class of customer.

	As of
Outstanding OBR Loans by Class of Customers	September 30, 2026	December 31, 2025
	Millions
Commercial/Industrial	$68	$17
Residential	242	128
Total	310	145
Current Portion (included in Accounts Receivable)	(38)	(14)
Noncurrent Portion (included in Long-Term Investments)	$272	$131

Payments on all outstanding loans were current as of September 30, 2026 and have an average remaining life of approximately 7 years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables show the amortized costs basis, gross unrealized gains and losses and fair values for the securities held in the NDT Fund.

	As of September 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$482	$340	$(17)	$805
International	335	112	(14)	433
Commingled	315	5	—	320
Total Equity Securities	1,132	457	(31)	1,558
Available-for-Sale Debt Securities
Government	864	—	(90)	774
Corporate	581	—	(36)	545
Total Available-for-Sale Debt Securities	1,445	—	(126)	1,319
Total NDT Fund Investments (A)	$2,577	$457	$(157)	$2,877

(A)
The NDT Fund Investments table excludes cash and foreign currency of $1 million as of September 30, 2026, which is part of the NDT Fund.

	As of December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities
Domestic	$544	$397	$(9)	$932
International	452	180	(9)	623
Total Equity Securities	996	577	(18)	1,555
Available-for-Sale Debt Securities
Government	849	6	(65)	790
Corporate	581	7	(19)	569
Total Available-for-Sale Debt Securities	1,430	13	(84)	1,359
Total NDT Fund Investments (A)	$2,426	$590	$(102)	$2,914

(A)
The NDT Fund Investments table excludes cash and foreign currency of $1 million as of December 31, 2025, which is part of the NDT Fund.

Net unrealized gains (losses) on debt securities of $(73) million (after-tax) were included in Accumulated Other Comprehensive Loss (AOCL) on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2026. The portion of net unrealized gains (losses) recognized in the third quarter and first nine months of 2026 related to equity securities still held as of September 30, 2026 was $(42) million and $23 million, respectively.

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
	September 30, 2026	December 31, 2025
	Millions
Accounts Receivable	$22	$23
Accounts Payable	$13	$16

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2026				As of December 31, 2025
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)
Domestic	$114	$(15)	$3	$(2)	$134	$(8)	$4	$(1)
International	96	(14)	3	—	37	(4)	22	(5)
Commingled	—	—	—	—	—	—	—	—
Total Equity Securities	210	(29)	6	(2)	171	(12)	26	(6)
Available-for-Sale Debt Securities
Government (B)	556	(31)	212	(59)	85	(1)	359	(64)
Corporate (C)	386	(16)	98	(20)	54	(1)	167	(18)
Total Available-for-Sale Debt Securities	942	(47)	310	(79)	139	(2)	526	(82)
NDT Trust Investments	$1,152	$(76)	$316	$(81)	$310	$(14)	$552	$(88)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	Millions
Proceeds from NDT Fund Sales	$324	$335	$1,715	$1,050
Net Realized Gains (Losses) on NDT Fund
Gross Realized Gains	$54	$36	$327	$125
Gross Realized Losses	(27)	(13)	(96)	(68)
Net Realized Gains (Losses) on NDT Fund (A)	27	23	231	57
Net Unrealized Gains (Losses) on Equity Securities	(56)	39	(134)	108
Net Gains (Losses) on NDT Fund Investments	$(29)	$62	$97	$165

(A)
The cost of these securities was determined on the basis of specific identification.

The NDT Fund debt securities held as of September 30, 2026 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$26
1 - 5 years	335
6 - 10 years	247
11 - 15 years	97
16 - 20 years	105
Over 20 years	509
Total NDT Available-for-Sale Debt Securities	$1,319

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

The following tables show the amortized cost basis, gross unrealized gains and losses and fair values for the securities held in the Rabbi Trust.

	As of September 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$6	$9	$—	$15
Available-for-Sale Debt Securities
Government	94	—	(24)	70
Corporate	74	—	(12)	62
Total Available-for-Sale Debt Securities	168	—	(36)	132
Total Rabbi Trust Investments	$174	$9	$(36)	$147

	As of December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Domestic Equity Securities	$8	$9	$—	$17
Available-for-Sale Debt Securities
Government	102	—	(18)	84
Corporate	69	—	(8)	61
Total Available-for-Sale Debt Securities	171	—	(26)	145
Total Rabbi Trust Investments	$179	$9	$(26)	$162

Net unrealized gains (losses) on debt securities of $(25) million (after-tax) were included in AOCL on PSEG’s Condensed Consolidated Balance Sheet as of September 30, 2026. The portion of net unrealized gains (losses) recognized during the third quarter and first nine months of 2026 related to equity securities still held as of September 30, 2026 was immaterial.

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts were immaterial as of September 30, 2026 and December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2026				As of December 31, 2025
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Available-for-Sale Debt Securities
Government (A)	$12	$(1)	$58	$(23)	$1	$—	$68	$(18)
Corporate (B)	27	(1)	35	(11)	4	—	41	(8)
Total Available-for-Sale Debt Securities	39	(2)	93	(34)	5	—	109	(26)
Rabbi Trust Investments	$39	$(2)	$93	$(34)	$5	$—	$109	$(26)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The proceeds from the sales of and the net gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	Millions
Proceeds from Rabbi Trust Sales	$9	$7	$26	$23
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$1	$2	$1
Gross Realized Losses	—	(1)	—	(2)
Net Realized Gains (Losses) on Rabbi Trust (A)	1	—	2	(1)
Net Unrealized Gains (Losses) on Equity Securities	—	—	—	1
Net Gains (Losses) on Rabbi Trust Investments	$1	$—	$2	$—

(A)
The cost of these securities was determined on the basis of specific identification.

The Rabbi Trust debt securities held as of September 30, 2026 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$1
1 - 5 years	28
6 - 10 years	21
11 - 15 years	10
16 - 20 years	23
Over 20 years	49
Total Rabbi Trust Available-for-Sale Debt Securities	$132

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

The fair value of the Rabbi Trust related to PSE&G and PSEG Power & Other is detailed as follows:

	As of
	September 30, 2026	December 31, 2025
	Millions
PSE&G	$27	$29
PSEG Power & Other	120	133
Total Rabbi Trust Investments	$147	$162

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

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	Millions
Components of Net Periodic Benefit Costs (Credits)
Service Cost (included in O&M Expense)	$22	$22	$1	$—	$66	$66	$1	$1
Non-Service Components of Pension and OPEB (Credits) Costs
Interest Cost	54	57	8	9	163	173	24	27
Expected Return on Plan Assets	(82)	(77)	(9)	(8)	(247)	(231)	(26)	(25)
Amortization of Net
Prior Service (Credits) Costs	—	—	(1)	1	—	—	(2)	2
Actuarial Loss (Gain)	14	16	(1)	(1)	43	47	(3)	(3)
Non-Service Components of Pension and OPEB (Credits) Costs	(14)	(4)	(3)	1	(41)	(11)	(7)	1
Total Net Periodic Benefit Costs (Credits)	$8	$18	$(2)	$1	$25	$55	$(6)	$2

Pension and OPEB costs (credits) for PSE&G and PSEG Power & Other are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	Millions
PSE&G	$3	$11	$(4)	$(1)	$12	$35	$(10)	$(3)
PSEG Power & Other	5	7	2	2	13	20	4	5
Total Net Periodic Benefit Costs (Credits)	$8	$18	$(2)	$1	$25	$55	$(6)	$2

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

Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trust and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $15 million into its pension plan in 2026. Servco’s pension-related revenues and costs were $7 million and $11 million for the three months ended September 30, 2026 and 2025, respectively, and $15 million and $23 million for the nine months ended September 30, 2026 and 2025, respectively. The OPEB-related revenues earned and costs incurred were $6 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $14 million and $11 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table shows the face value of PSEG Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2026 and December 31, 2025.

	As of
	September 30, 2026	December 31, 2025
	Millions
Face Value of Outstanding Guarantees	$1,180	$996
Exposure under Current Guarantees	$121	$132

Letters of Credit - Counterparty Margining Posted	$229	$95
Letters of Credit - Counterparty Margining Received	$11	$16

Cash Deposited and Received
Counterparty Cash Collateral Deposited	$—	$—
Counterparty Cash Collateral Received	$—	$—
Net Broker Balance Deposited (Received)	$610	$222

Additional Amounts Posted
Other Letters of Credit	$242	$232

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

In January 2026, Occidental’s parent company completed the sale of Occidental to a third party and identified a new company, Environmental Resource Holdings, LLC (ERH), as the successor to Occidental’s environmental liability at the Newark Bay Complex and elsewhere. PSE&G and others have filed suit for a declaratory judgment that Occidental remains liable for investigation and cleanup costs within the Newark Bay Complex and elsewhere.

In September 2026, the EPA announced a proposed Consent Decree that would require ERH to undertake certain work in preparation for the broader Passaic River cleanup, which is subject to public comment and judicial review. PSEG cannot predict the outcome of this matter.

The EPA has previously finalized and received court approval of a settlement with 82 parties who have agreed to pay $150 million to resolve their LPRSA CERCLA liability, in whole or in part. This settlement is being appealed. PSE&G and PSEG Power are not included in the settlement, but the EPA sent PSE&G, Occidental, and several other Potentially Responsible Parties (PRPs) a letter in March 2022 inviting them to submit to the EPA individually or jointly an offer to fund or participate in the next stages of the remediation. PSEG submitted a good faith offer to the EPA in June 2022 on behalf of PSE&G and PSEG Power. PSEG understands that the EPA is evaluating its offer.

As of September 30, 2026, PSEG has approximately $66 million accrued for this matter. PSE&G has an Environmental Costs Liability of $53 million and a corresponding Regulatory Asset based on its continued ability to recover such costs in its rates. PSEG Power has an Environmental Costs Liability of $13 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Manufactured Gas Plant (MGP) Remediation Program

PSE&G is working with the New Jersey Department of Environmental Protection (NJDEP) to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $193 million and $208 million on an undiscounted basis, including its $53 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $193 million as of September 30, 2026. Of this amount, $30 million was recorded in Other Current Liabilities and $163 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $193 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. PSE&G completed sampling in the Passaic River in 2020 to delineate coal tar from certain MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time the magnitude of any impact on the Passaic River Superfund remedy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Sherman Act Antitrust Matter

In July 2025, a putative class action complaint was filed in the United States District Court for the District of Maryland against 26 nuclear generation power companies, including PSEG, and two consulting companies. The plaintiffs allege defendants violated federal antitrust laws by conspiring to fix the compensation and exchange information regarding compensation for nuclear generation workers. The alleged class includes all persons employed in nuclear power generation by the defendants and their subsidiaries from 2003 until the present, and the relief sought includes treble damages. In August 2026, the court granted the defendants’ motion to dismiss the complaint but allowed the plaintiffs to file a revised complaint, which the plaintiffs filed in October 2026. PSEG cannot predict the outcome of this matter.

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

Note 9. Debt and Credit Facilities

Long-Term Debt Financing Transactions

The following long-term debt transactions occurred in the nine months ended September 30, 2026:

PSEG

•
issued $500 million of 4.80% Senior Notes due June 2031.

PSE&G

•
issued $500 million of 4.20% Secured Medium-Term Notes, Series R, due January 2031,
•
issued $500 million of 5.63% Secured Medium-Term Notes, Series R, due January 2056,
•
issued $650 million of 5.40% Secured Medium-Term Notes, Series R, due August 2036,
•
issued $350 million of 6.05% Secured Medium-Term Notes, Series R, due August 2056,
•
retired $450 million of 0.95% Secured Medium-Term Notes, Series N, at maturity, and
•
retired $425 million of 2.25% Secured Medium-Term Notes, Series L, at maturity.

PSEG Power

•
issued $400 million of 5.55% Senior Notes due September 2031.

Short-Term Liquidity

PSEG meets its short-term liquidity requirements, as well as those of PSEG Power, primarily through the issuance of commercial paper and, from time to time, short-term loans. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facility.

The commitments under the $3.8 billion credit facilities are provided by a diverse bank group. As of September 30, 2026, the total available credit capacity was $3.1 billion. In March 2026, PSEG, PSEG Power, and PSE&G executed a two-year extension to their existing $3.75 billion revolving credit facilities, extending the maturity through March 2031, and removed the sustainability linked pricing mechanism associated with the PSEG sublimit of the Master Credit Facility. The $75 million PSEG Power letter of credit facility was also extended through March 2028.

As of September 30, 2026, no single institution represented more than 9% of the total commitments in the credit facilities.

As of September 30, 2026, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon.

Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total committed credit facilities and available liquidity as of September 30, 2026 were as follows:

	As of September 30, 2026
Company/Facility	Total Facility	Usage (B)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
Revolving Credit Facility (A)	$1,500	$595	$905	Mar 2031	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$595	$905
PSE&G
Revolving Credit Facility	$1,000	$27	$973	Mar 2031	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$1,000	$27	$973
PSEG Power
Revolving Credit Facility (A)	$1,250	$58	$1,192	Mar 2031	Funding/Letters of Credit
Letter of Credit Facility	75	62	13	Mar 2028	Letters of Credit
Total PSEG Power	$1,325	$120	$1,205
Total (C)	$3,825	$742	$3,083

(A)
Master Credit Facility with sub-limits of $1.5 billion for PSEG and $1.25 billion for PSEG Power; sub-limits can be adjusted pursuant to the terms of the Master Credit Facility agreement.
(B)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of September 30, 2026, PSEG had $575 million commercial paper outstanding at a weighted average interest rate of 4.13% and PSE&G had no commercial paper outstanding.
(C)
Amounts do not include uncommitted credit facilities or 364-day term loans, if any apply.

PSEG Power has uncommitted credit facilities totaling $425 million, which can be utilized for letters of credit. As of September 30, 2026, PSEG Power had $350 million in letters of credit outstanding under these uncommitted credit facilities.

PSE&G has an uncommitted credit facility totaling $30 million, which can be utilized for letters of credit. As of September 30, 2026, PSE&G’s letters of credit outstanding were immaterial under this uncommitted credit facility.

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

As of September 30, 2026, PSEG had interest rate hedges outstanding through December 2026 which were executed to convert to fixed, a portion of PSEG Power’s $500 million variable rate loan due December 2026. The fair value of these hedges was immaterial as of September 30, 2026.

As of September 30, 2026, PSEG also had interest rate hedges outstanding to fix the interest rate for anticipated 2027 debt issuances. The fair value of these hedges was $3 million as of September 30, 2026.

In the third quarter of 2026, PSEG unwound interest rate hedges in connection with the $400 million long-term debt issuance at PSEG Power that occurred in September 2026. In the second quarter of 2026, PSEG unwound interest rate hedges in connection with the $500 million long-term debt issuance at PSEG that occurred in June 2026. See Note 9. Debt and Credit Facilities for additional information. The settlement payments of $27 million received for these interest rate hedges was recorded in Accumulated Other Comprehensive Loss and will be amortized into earnings to match the term and timing of the hedged debt.

The Accumulated Other Comprehensive Loss (after tax) related to outstanding and terminated interest rate hedges designated as cash flow hedges was $40 million and $24 million as of September 30, 2026 and December 31, 2025, respectively. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are $10 million.

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

Substantially all derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2026 and December 31, 2025. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of September 30, 2026
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$3	$1,634	$(1,630)	$4	$7
Noncurrent Assets	—	1,220	(1,220)	—	—
Total Mark-to-Market Derivative Assets	$3	$2,854	$(2,850)	$4	$7
Derivative Contracts
Current Liabilities	$—	$(1,816)	$1,586	$(230)	$(230)
Noncurrent Liabilities	—	(1,779)	1,711	(68)	(68)
Total Mark-to-Market Derivative (Liabilities)	$—	$(3,595)	$3,297	$(298)	$(298)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$3	$(741)	$447	$(294)	$(291)

	As of December 31, 2025
	PSEG	PSEG Power			Consolidated
	Cash Flow Hedges	Not Designated
Balance Sheet Location	Interest Rate Derivatives	Energy- Related Contracts	Netting (A)	Total PSEG Power	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$782	$(771)	$11	$11
Noncurrent Assets	4	871	(869)	2	6
Total Mark-to-Market Derivative Assets	$4	$1,653	$(1,640)	$13	$17
Derivative Contracts
Current Liabilities	$—	$(850)	$785	$(65)	$(65)
Noncurrent Liabilities	—	(975)	954	(21)	(21)
Total Mark-to-Market Derivative (Liabilities)	$—	$(1,825)	$1,739	$(86)	$(86)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$4	$(172)	$99	$(73)	$(69)

(A)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of cash collateral. All cash collateral (received) posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, PSEG Power had net cash collateral (receipts) payments to counterparties of $610 million and $222 million, respectively. Of these net cash collateral (receipts) payments, $447 million as of September 30, 2026 and $99 million as of December 31, 2025 were netted against the corresponding net derivative contract positions. Of the $447 million as of September 30, 2026, $(61) million was netted against current assets, $17 million was netted against current liabilities and $491 million against noncurrent liabilities. Of the $99 million as of December 31, 2025, $14 million was netted against current liabilities and $85 million against noncurrent liabilities.

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

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX, Nodal and ICE that are fully collateralized) was $299 million as of September 30, 2026 and $96 million as of December 31, 2025. As of September 30, 2026 and December 31, 2025, PSEG Power had the contractual right of offset of $1 million and $11 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $298 million and $85 million as of September 30, 2026 and December 31, 2025, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

The following shows the effect on the Condensed Consolidated Statements of Operations and on AOCL of derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2026 and 2025:

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended			Three Months Ended
Derivatives in Cash Flow	September 30,			September 30,
Hedging Relationships	2026	2025		2026	2025
	Millions			Millions
PSEG
Interest Rate Derivatives	$12	$—	Interest Expense	$3	$1
Total PSEG	$12	$—		$3	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Amount of Pre-Tax Gain (Loss) Recognized in AOCL on Derivatives		Location of Pre-Tax Gain (Loss) Reclassified from AOCL into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCL into Income
	Nine Months Ended			Nine Months Ended
Derivatives in Cash Flow	September 30,			September 30,
Hedging Relationships	2026	2025		2026	2025
	Millions			Millions
PSEG
Interest Rate Derivatives	$28	$(16)	Interest Expense	$6	$3
Total PSEG	$28	$(16)		$6	$3

The effect of interest rate cash flow hedges is recorded in Interest Expense in PSEG’s Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2026 and 2025, the amount of gain on interest rate hedges reclassified from AOCL into income was $4 million and $2 million after-tax, respectively.

The following reconciles the Accumulated Other Comprehensive Income (Loss) for derivative activity included in the AOCL of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income (Loss)	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2024	$50	$36
Loss Recognized in AOCL	(11)	(8)
Less: Gain Reclassified into Income	(5)	(4)
Balance as of December 31, 2025	$34	$24
Gain Recognized in AOCL	28	20
Less: Gain Reclassified into Income	(6)	(4)
Balance as of September 30, 2026	$56	$40

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three and nine months ended September 30, 2026 and 2025, respectively. PSEG Power’s derivative contracts reflected in this table primarily includes contracts to hedge the purchase and sale of electricity and natural gas.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2026	2025	2026	2025
		Millions
Energy-Related Contracts	Operating Revenues	$(267)	$34	$(806)	$26
Energy-Related Contracts	Energy Costs	—	2	1	(1)
Total		$(267)	$36	$(805)	$25

The following table summarizes the net notional volume purchases/(sales) of open derivative transactions by commodity as of September 30, 2026 and December 31, 2025.

		As of
Type	Notional	September 30, 2026	December 31, 2025
		Millions
Natural Gas	Dekatherm (Dth)	74	70
Electricity	MWh	(71)	(73)
Financial Transmission Rights (FTRs)	MWh	24	16
Interest Rate Derivatives	U.S. Dollars	350	970

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

As of September 30, 2026, 98% of the net credit exposure for PSEG Power’s wholesale operations was with investment grade counterparties. There were two counterparties with credit exposure greater than 10% of the total. These credit exposures were with PSE&G and one non-affiliated counterparty. The PSE&G credit exposure is eliminated in consolidation. See Note 17. Related-Party Transactions for additional information.

PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guarantee or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2026, PSE&G held parental guarantees, letters of credit and cash as security. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of September 30, 2026, PSE&G had $275 million in unsecured mark-to-market credit exposure with its suppliers. PSE&G is permitted to recover its costs of procuring energy through the BPU-approved BGS tariffs. PSE&G’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable. There were no transfers to or from Level 3 during the nine months ended September 30, 2026 and 2025.

The following tables present information about PSEG’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G.

	Recurring Fair Value Measurements as of September 30, 2026
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$340	$—	$340	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$4	$(2,850)	$2,822	$32	$—
Interest Rate Derivatives (C)	$3	$—	$—	$3	$—
NDT Fund (D)
Equity Securities	$1,238	$—	$1,238	$—	$—
Debt Securities—U.S. Treasury	$381	$—	$—	$381	$—
Debt Securities—Govt Other	$393	$—	$—	$393	$—
Debt Securities—Corporate	$545	$—	$—	$545	$—
Rabbi Trust (D)
Equity Securities	$15	$—	$15	$—	$—
Debt Securities—U.S. Treasury	$47	$—	$—	$47	$—
Debt Securities—Govt Other	$23	$—	$—	$23	$—
Debt Securities—Corporate	$62	$—	$—	$62	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(298)	$3,297	$(3,124)	$(471)	$—
PSE&G
Assets:
Cash Equivalents (A)	$310	$—	$310	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$8	$—	$—	$8	$—
Debt Securities—Govt Other	$4	$—	$—	$4	$—
Debt Securities—Corporate	$12	$—	$—	$12	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2025
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$80	$—	$80	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$13	$(1,640)	$1,610	$43	$—
Interest Rate Derivatives (C)	$4	$—	$—	$4	$—
NDT Fund (D)
Equity Securities	$1,555	$—	$1,555	$—	$—
Debt Securities—U.S. Treasury	$384	$—	$—	$384	$—
Debt Securities—Govt Other	$406	$—	$—	$406	$—
Debt Securities—Corporate	$569	$—	$—	$569	$—
Rabbi Trust (D)
Equity Securities	$17	$—	$17	$—	$—
Debt Securities—U.S. Treasury	$57	$—	$—	$57	$—
Debt Securities—Govt Other	$27	$—	$—	$27	$—
Debt Securities—Corporate	$61	$—	$—	$61	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(86)	$1,739	$(1,715)	$(110)	$—
PSE&G
Assets:
Cash Equivalents (A)	$60	$—	$60	$—	$—
Rabbi Trust (D)
Equity Securities	$3	$—	$3	$—	$—
Debt Securities—U.S. Treasury	$10	$—	$—	$10	$—
Debt Securities—Govt Other	$5	$—	$—	$5	$—
Debt Securities—Corporate	$11	$—	$—	$11	$—

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

Practical Expedient—Beginning in 2026, the NDT includes certain commingled equity funds which are not included in the fair value hierarchy as they are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient. These funds do not meet the definition of readily determinable fair value due to the frequency of publishing NAV (monthly and bi-monthly). The objective of the funds is to outperform the Morgan Stanley Capital International (MSCI) All Country World Index. The total amount excluded from the table as of September 30, 2026 was $320 million.

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

As of September 30, 2026, PSEG carried $2.8 billion of net assets that were measured at fair value on a recurring basis. No liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

As of September 30, 2025, PSEG carried $3.2 billion of net assets that were measured at fair value on a recurring basis. No liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

Fair Value of Debt

The estimated fair values, carrying amounts and methods used to determine the fair value of long-term debt as of September 30, 2026 and December 31, 2025 are included in the following table and accompanying notes.

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (A)	$5,817	$5,610	$5,315	$5,371
PSE&G (A)	17,107	14,615	15,992	14,705
PSEG Power (A)	1,635	1,614	1,238	1,288
Total Long-Term Debt	$24,559	$21,839	$22,545	$21,364

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Net Other Income (Deductions)

	PSE&G	PSEG Power & Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2026
NDT Fund Interest and Dividends	$—	$20	$20
Allowance for Funds Used During Construction	15	—	15
Other Interest	5	3	8
Other	3	(2)	1
Total Net Other Income (Deductions)	$23	$21	$44
Nine Months Ended September 30, 2026
NDT Fund Interest and Dividends	$—	$69	$69
Allowance for Funds Used During Construction	38	—	38
Solar Loan Interest	1	—	1
Other Interest	14	9	23
Other	6	(9)	(3)
Total Net Other Income (Deductions)	$59	$69	$128
Three Months Ended September 30, 2025
NDT Fund Interest and Dividends	$—	$22	$22
Allowance for Funds Used During Construction	12	—	12
Other Interest	3	4	7
Other	1	(3)	(2)
Total Net Other Income (Deductions)	$16	$23	$39
Nine Months Ended September 30, 2025
NDT Fund Interest and Dividends	$—	$67	$67
Allowance for Funds Used During Construction	33	—	33
Solar Loan Interest	2	—	2
Other Interest	10	16	26
Other	3	(9)	(6)
Total Net Other Income (Deductions)	$48	$74	$122

(A)
PSEG Power & Other consists of activity at PSEG Power, Energy Holdings, PSEG LI, Services, PSEG (parent company) and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Income Taxes

PSEG’s and PSE&G’s total income tax expense (benefit) for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, PSEG and PSE&G update the respective estimated annual effective tax rates, and if the estimated tax rate changes, PSEG and PSE&G make cumulative adjustments. PSEG’s and PSE&G’s effective tax rates for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
PSEG	0.8%	13.6%	10.7%	12.9%
PSE&G	8.8%	10.1%	11.2%	8.8%

PSEG and PSE&G’s lower effective tax rate compared to the statutory tax rate is primarily driven by the effects of utility ratemaking.

The decrease in PSEG’s effective tax rate for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily driven by pre-tax losses from the mark-to-market (MTM) on economic hedges partially offset by a decrease in the flowback of previously realized distribution-related mixed service cost deductions through PSE&G’s TAC mechanism in 2026 compared to 2025.

The decrease in PSE&G’s effective tax rate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to the discrete acceleration in the amortization of distribution-related excess deferred income taxes being refunded to customers through PSE&G’s TAC mechanism. The increase in PSE&G’s effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by a decrease in the flowback of previously realized distribution-related mixed service cost deductions through PSE&G’s TAC mechanism in 2026 compared to 2025.

In August 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA enacted a new 15% corporate alternative minimum tax (CAMT), which is based on adjusted financial statement income.

In 2025, PSEG determined that it is subject to CAMT as it is an applicable corporation. As of September 30, 2026, PSEG and PSE&G have recorded a cumulative CAMT liability of approximately $52 million and $2 million, respectively, along with corresponding deferred tax assets related to CAMT credit carryforwards, which management expects to fully utilize in future periods. However, certain CAMT rules remain unclear; therefore, the issuance of additional authoritative guidance could materially impact PSEG’s and PSE&G’s results of operations, financial condition and cash flows. As a result of this uncertainty and the filing of PSEG’s 2025 Federal tax return in the third quarter 2026, PSEG and PSE&G have recorded an uncertain tax position of approximately $207 million and $185 million, respectively, which will not impact the effective tax rate, if recognized.

The enactment of additional federal or state tax legislation and clarification of previously enacted tax laws could impact PSEG’s and PSE&G’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Three Months Ended September 30, 2026
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2026	$33	$(53)	$(59)	$(79)
Other Comprehensive Income (Loss) before Reclassifications	9	—	(44)	(35)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	1	5	4
Net Current Period Other Comprehensive Income (Loss)	7	1	(39)	(31)
Balance as of September 30, 2026	$40	$(52)	$(98)	$(110)

	Three Months Ended September 30, 2025
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2025	$23	$(73)	$(73)	$(123)
Other Comprehensive Income (Loss) before Reclassifications	—	—	11	11
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	1	—	—
Net Current Period Other Comprehensive Income (Loss)	(1)	1	11	11
Balance as of September 30, 2025	$22	$(72)	$(62)	$(112)

	Nine Months Ended September 30, 2026
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2025	$24	$(56)	$(59)	$(91)
Other Comprehensive Income (Loss) before Reclassifications	20	—	(57)	(37)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(4)	4	18	18
Net Current Period Other Comprehensive Income (Loss)	16	4	(39)	(19)
Balance as of September 30, 2026	$40	$(52)	$(98)	$(110)

	Nine Months Ended September 30, 2025
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2024	$36	$(76)	$(93)	$(133)
Other Comprehensive Income (Loss) before Reclassifications	(12)	—	28	16
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	4	3	5
Net Current Period Other Comprehensive Income (Loss)	(14)	4	31	21
Balance as of September 30, 2025	$22	$(72)	$(62)	$(112)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Nine Months Ended
		September 30, 2026			September 30, 2026
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$3	$(1)	$2	$6	$(2)	$4
Total Cash Flow Hedges		3	(1)	2	6	(2)	4
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	1	(1)	(6)	2	(4)
Total Pension and OPEB Plans		(2)	1	(1)	(6)	2	(4)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(8)	3	(5)	(30)	12	(18)
Total Available-for-Sale Debt Securities		(8)	3	(5)	(30)	12	(18)
Total		$(7)	$3	$(4)	$(30)	$12	$(18)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Statement of Operations
		Three Months Ended			Nine Months Ended
		September 30, 2025			September 30, 2025
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Interest Rate Derivatives	Interest Expense	$1	$—	$1	$3	$(1)	$2
Total Cash Flow Hedges		1	—	1	3	(1)	2
Pension and OPEB Plans
Amortization of Net Actuarial Loss	Net Non-Operating Pension and OPEB Credits (Costs)	(2)	1	(1)	(6)	2	(4)
Total Pension and OPEB Plans		(2)	1	(1)	(6)	2	(4)
Available-for-Sale Debt Securities
Realized Gains (Losses)	Net Gains (Losses) on Trust Investments	(1)	1	—	(5)	2	(3)
Total Available-for-Sale Debt Securities		(1)	1	—	(5)	2	(3)
Total		$(2)	$2	$—	$(8)	$3	$(5)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$376	$376	$622	$622	$1,451	$1,451	$1,796	$1,796
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	498	498	499	499	498	498	499	499
Effect of Stock Based Compensation Awards	—	1	—	2	—	1	—	2
Total Shares	498	499	499	501	498	499	499	501
EPS
Net Income	$0.76	$0.76	$1.25	$1.24	$2.91	$2.91	$3.60	$3.59

Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2026	2025	2026	2025
Per Share	$0.67	$0.63	$2.01	$1.89
In Millions	$334	$314	$1,002	$943

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

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Three Months Ended September 30, 2026
Operating Revenues	$2,526	$532	$(38)	$3,020
Energy Costs	966	197	(38)	1,125
Controllable Operation and Maintenance (C)	347	192	—	539
Depreciation and Amortization	291	34	—	325
Interest Income	5	3	—	8
Interest Expense	183	97	—	280
Income Tax Expense (Benefit)	49	(46)	—	3
Other Segment Items (D)	189	191	—	380
Net Income (Loss)	$506	$(130)	$—	$376
Gross Additions to Long-Lived Assets	$695	$148	$—	$843
Three Months Ended September 30, 2025
Operating Revenues	$2,535	$749	$(58)	$3,226
Energy Costs	1,013	178	(58)	1,133
Controllable Operation and Maintenance (C)	350	207	—	557
Depreciation and Amortization	277	34	—	311
Interest Income	3	5	(1)	7
Interest Expense	162	92	(1)	253
Income Tax Expense	58	40	—	98
Other Segment Items (D)	163	96	—	259
Net Income	$515	$107	$—	$622
Gross Additions to Long-Lived Assets	$614	$114	$—	$728

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	PSE&G	PSEG Power & Other (A)	Eliminations (B)	Consolidated Total
	Millions
Nine Months Ended September 30, 2026
Operating Revenues	$7,748	$2,482	$(808)	$9,422
Energy Costs	3,100	1,206	(808)	3,498
Controllable Operation and Maintenance (C)	1,054	515	—	1,569
Depreciation and Amortization	872	103	—	975
Interest Income	15	9	—	24
Interest Expense	532	289	—	821
Income Tax Expense (Benefit)	179	(5)	—	174
Other Segment Items (D)	601	357	—	958
Net Income	$1,425	$26	$—	$1,451
Gross Additions to Long-Lived Assets	$1,947	$355	$—	$2,302
Nine Months Ended September 30, 2025
Operating Revenues	$7,230	$2,761	$(738)	$9,253
Energy Costs	2,867	1,016	(738)	3,145
Controllable Operation and Maintenance (C)	1,035	571	—	1,606
Depreciation and Amortization	832	107	—	939
Interest Income	12	19	(3)	28
Interest Expense	480	265	(3)	742
Income Tax Expense	135	132	—	267
Other Segment Items (D)	500	286	—	786
Net Income	$1,393	$403	$—	$1,796
Gross Additions to Long-Lived Assets	$1,893	$281	$(31)	$2,143
As of September 30, 2026
Total Assets	$51,803	$8,997	$(483)	$60,317
Investments in Equity Method Subsidiaries	$—	$30	$—	$30
As of December 31, 2025
Total Assets	$49,024	$9,067	$(515)	$57,576
Investments in Equity Method Subsidiaries	$—	$26	$—	$26

(A)
PSEG Power & Other results include net after-tax gains (losses) of $(180) million and $15 million for the three months and $(395) million and $16 million for the nine months ended September 30, 2026 and 2025, respectively, related to the impacts of non-trading commodity mark-to-market activity, which consists of the financial impact from positions with future delivery dates.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 17. Related-Party Transactions

The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G

The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2026	2025	2026	2025
	Millions
Net Billings from PSEG Power (A)	$37	$58	$775	$734
Administrative Billings from Services (B)	175	139	470	382
Total Billings from Affiliates	$212	$197	$1,245	$1,116

	As of
Related-Party Transactions	September 30, 2026	December 31, 2025
	Millions
Net Receivable from PSEG (C)	$96	$—
Accounts Receivable—Affiliated Companies	$96	$—
Net Payable to PSEG Power (A)	$48	$228
Net Payable to Services (B)	110	102
Net Payable to PSEG (C)	—	142
Accounts Payable—Affiliated Companies	$158	$472
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable (C)	$194	$7

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

PSE&G currently anticipates filing by year end 2026 to address regulatory lag of capital investments made since our last distribution rate case.

PSEG Power

At PSEG Power, we seek to produce low-cost electricity by efficiently operating our nuclear generation assets, mitigate earnings volatility through hedging and the PTC mechanism, and support public policies that preserve these existing carbon-free base load nuclear generating plants. During the first nine months of 2026, our nuclear units generated approximately 23.9 terawatt hours and operated at a capacity factor of 94.3%. Effective April 2025, PSEG Power revised the estimated useful lives for the Salem 1, Salem 2 and Hope Creek nuclear plants due to our expectation that a 20-year license extension will be approved for these facilities. In 2025, we also completed work to extend the refueling cycle at our Hope Creek facility from 18 months to 24 months. In addition, we are planning power uprates at Salem 1 and 2 that will increase generation capacity and reliability and support long-term operation of these units, including through a potential subsequent license renewal.

In October 2026, during a scheduled refueling outage at Salem 1, a visual inspection revealed degradation to the thermal shield inside the reactor vessel. We have initiated further testing, which is ongoing and is expected to extend the refueling outage. The impact of the outage on Salem 1 will depend on the timing and results of the inspection and necessary repairs.

Our hedging strategy continues to incorporate an estimated range of risk reduction impacts from the PTCs on our nuclear generation portfolio while retaining the ability to benefit when market pricing exceeds the level at which we would receive PTCs. As of September 30, 2026, we expect that our current portfolio position for 2026 will result in the realized value of our nuclear generation output being above the level at which we would receive PTCs. Our strategy will continue to evolve taking into account energy market conditions, PTC guidance uncertainty, and potential incremental changes upon receiving U.S. Treasury guidance. In addition, we continue to explore opportunities for the potential sale of power, capacity and/or emission credits from our nuclear facilities pursuant to long-term agreements.

Climate Strategy and Sustainability Efforts

We remain guided by our vision to power a future where people use energy more efficiently, and it’s safer and delivered more reliably than ever. Our investments remain focused on infrastructure modernization, energy efficiency, and supporting growing customer demand, as well as New Jersey's long-term energy goals.

PSE&G has undertaken a number of initiatives that support the reduction of greenhouse gas (GHG) emissions, including our implementation of New Jersey's EE and related programs that are intended to support New Jersey’s Energy Master Plan (EMP) and Gubernatorial Executive Orders through programs designed to help customers use energy more efficiently, reduce GHG emissions, support the expansion of the EV infrastructure in New Jersey, install energy storage capacity to supplement solar generation and enhance grid resiliency, install smart meters and supporting infrastructure to allow for the integration of other clean energy technologies and to more efficiently respond to weather and other outage events.

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

PSEG LI

PSEG LI has been operating LIPA’s electric T&D system in Long Island, New York since 2014 under a 12-year OSA with LIPA that expired on December 31, 2025. In 2025, a five year extension of the contract was approved. A competitor in the contract bidding process filed litigation against LIPA challenging the process. LIPA filed a motion to dismiss the competitor’s claim as untimely, which was granted by the New York Supreme Court in December 2025. The competitor filed an appeal in January 2026 for which it did not meet a July 2026 deadline to pursue.

Financial Results

The results for PSEG, PSE&G and PSEG Power & Other for the three and nine months ended September 30, 2026 and 2025 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	Millions, except per share data
PSE&G	$506	$515	$1,425	$1,393
PSEG Power & Other (A)	(130)	107	26	403
PSEG Net Income	$376	$622	$1,451	$1,796

PSEG Net Income Per Share (Diluted)	$0.76	$1.24	$2.91	$3.59

(A)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.

PSEG Power’s results above include the Nuclear Decommissioning Trust (NDT) Fund activity and the impacts of non-trading commodity mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.

The variances in our Net Income attributable to changes related to the NDT Fund and MTM are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	Millions, after tax
NDT Fund and Related Activity (A) (B)	$(18)	$42	$69	$113
Non-Trading MTM Gains (Losses) (C)	$(180)	$15	$(395)	$16

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
(B)
Net of tax benefit (expense) of $3 million and $(28) million for the three months and $(57) million and $(77) million for the nine months ended September 30, 2026 and 2025, respectively.
(C)
Net of tax benefit (expense) of $71 million and $(5) million for the three months and $155 million and $(6) million for the nine months ended September 30, 2026 and 2025, respectively.

The decreases in Net Income for the three and nine months ended September 30, 2026 versus the comparable periods in 2025 were driven primarily by MTM losses in 2026 compared to gains in the prior year and lower net gains on NDT Fund investments, as shown above. These impacts were partially offset by increases from continued investment in T&D clause programs at PSE&G and higher capacity revenues at PSEG Power.

Regulatory, Legislative and Other Developments

We closely monitor and engage with stakeholders on significant regulatory and legislative developments.

Transmission Rate Proceedings and Return on Equity (ROE)

Under current FERC rules, PSE&G continues to earn a 50 basis point adder to its base ROE for its voluntary membership in PJM as a transmission owner. In June 2026, legislation was passed in New Jersey that requires transmission owners that own and operate transmission facilities in New Jersey to be members of a Regional Transmission Organization (RTO) approved by FERC. The legislation will require that, effective January 1, 2027, transmission owners be members in an RTO. This mandatory RTO membership requirement could result in the future loss of PSE&G’s 50 basis-point ROE adder for participating in an RTO, which if this occurred would prospectively reduce PSE&G’s annual Net Income and annual cash inflows by approximately $40 million. We cannot predict the outcome of any future proceedings that may arise relating to this matter.

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

In July 2026, the BPU issued the final framework for the extension of its second triennium of energy efficiency programs. The final framework includes elements that adjust the overall budget for the extension, requiring budgets to be based on gross, not net, energy savings, adjusts return on equity that the utilities can earn for achieving performance goals, and replaces the existing method to collect foregone revenue. The framework also allows for utilities to file for alternative proposals, including but not limited to ROE and savings targets. In September 2026, PSE&G filed its proposed program extension with alternatives. It is anticipated that the BPU will issue the framework for the third program cycle of energy efficiency programs by year end. We cannot predict the outcome of this matter.

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

Demand, Supply and Energy Costs

An increasing demand for power and a lack of sufficient new generation resources in PJM and in New Jersey, have resulted in resource adequacy concerns and customer affordability impacts, which in turn has prompted action from the federal government and PJM. PJM made a filing in July 2026 seeking FERC approval to establish a one-time capacity procurement mechanism to address resource adequacy challenges in the PJM region. Under the “Reliability Backstop Procurement” (RBP) framework, PJM intends to secure 15-year commitments from new eligible generation resources to match the reliability shortfall observed in the base residual auction for the 2028/2029 delivery year. In September 2026, FERC issued an order finding key components of the RBP filing to be just and reasonable while rejecting other components. FERC also encouraged PJM to make a revised filing within 30 days based on the guidance it provided. At the end of October 2026, PJM made a revised RBP filing, seeking FERC approval by January 29, 2027. Assuming FERC approval, PJM plans to run the RBP auction on March 1, 2027.

In August 2026, PJM filed at FERC for approval of rules that would allow for curtailment of new “large load” customers, including data centers, during times of peak demand on the system if those customers do not have new generation committed to supply their demand. In October 2026, FERC issued an order rejecting the principal components of PJM’s filing, including the provisions permitting the curtailment of new large load customers. In its order, FERC found significant deficiencies with PJM’s proposal, including that key aspects fell outside of FERC’s jurisdiction under the Federal Power Act.

In 2025, FERC both issued an order that will encourage optionality for “large load” customers by facilitating co-location with generation, and initiated a rulemaking proceeding to establish definitive rules for future large customer connections intended to ensure reliability and address resource adequacy concerns. In June 2026, FERC issued an order in the rulemaking proceeding directing all of the RTOs/ISOs, including PJM, to establish rules for future large load connections, including how the RTOs/ISOs will study these requests and how transmission costs will be paid. We cannot predict the outcome of these proceedings and their impact on our business.

Federal and State Executive Orders and State Legislative and Other Activity

There have been a number of federal executive orders during the past year, including but not limited to orders requiring retiring generating units to stay on-line beyond their retirement date to mitigate system reliability risk and orders imposing widespread and substantial tariffs on imports.

There has been increased New Jersey state legislative activity and executive orders regarding energy affordability, resource adequacy and regulatory topics. In 2025, per direction to EDCs from the BPU, PSE&G took steps to mitigate the impacts of increasing electricity costs resulting from capacity market price increases, including the implementation of extended deferred payment arrangements. Further, the New Jersey legislature enacted a law prohibiting disconnection for non-payment during the period June 15 through August 31, beginning in 2026, and for such period annually thereafter, for certain qualified electric and gas customers. Recognizing the affordability concerns that drove this law, PSE&G initiated a Summer Relief Initiative in June 2025 that, combined with the extended deferred payment arrangements, increased our bad debt expense in 2025, and that impact will continue into the future.

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
•
future changes in federal and state tax laws or any other associated tax guidance; and
•
the impact of changes in energy demand, natural gas and electricity prices and the challenge to ensure resource adequacy to meet demand growth amidst efforts to decarbonize several sectors of the economy.

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

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$3,020	$3,226	$(206)	(6)	$9,422	$9,253	$169	2
Energy Costs	1,125	1,133	(8)	(1)	3,498	3,145	353	11
Operation and Maintenance (A)	948	927	21	2	2,791	2,700	91	3
Depreciation and Amortization	325	311	14	5	975	939	36	4
Net Gains (Losses) on Trust Investments	(28)	62	(90)	N/A	99	165	(66)	(40)
Net Other Income (Deductions)	44	39	5	13	128	122	6	5
Net Non-Operating Pension and OPEB Credits (Costs)	21	17	4	24	61	49	12	24
Interest Expense	280	253	27	11	821	742	79	11
Income Tax Expense	3	98	(95)	(97)	174	267	(93)	(35)

(A)
Includes amortization of Energy Efficiency (EE) programs regulatory expenditures of $55 million, $43 million, $158 million and $122 million for the three months and nine months ended September 30, 2026 and 2025, respectively.

The following discussions for PSE&G and PSEG Power & Other provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,526	$2,535	$(9)	—	$7,748	$7,230	$518	7
Energy Costs	966	1,013	(47)	(5)	3,100	2,867	233	8
Operation and Maintenance (A)	573	543	30	6	1,755	1,623	132	8
Depreciation and Amortization	291	277	14	5	872	832	40	5
Net Other Income (Deductions)	23	16	7	44	59	48	11	23
Net Non-Operating Pension and OPEB Credits (Costs)	19	17	2	12	56	52	4	8
Interest Expense	183	162	21	13	532	480	52	11
Income Tax Expense	49	58	(9)	(16)	179	135	44	33

(A)
Includes amortization of EE programs regulatory expenditures of $55 million, $43 million, $158 million and $122 million for the three months and nine months ended September 30, 2026 and 2025, respectively.

Three Months Ended September 30, 2026 as Compared to Three Months Ended September 30, 2025

Operating Revenues decreased $9 million due to changes in delivery, commodity, clause and other operating revenues.

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

Delivery revenues increased $8 million due primarily to a $7 million increase in delivery prices.

Clause Revenues are revenues from various pass-through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues increased $29 million due primarily to a $22 million increase in Societal Benefits Clause (SBC) collections and a $7 million increase in Tax Adjustment Credit (TAC) and Green Program Recovery Charge (GPRC) deferrals.

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

Commodity Revenues decreased $7 million primarily due to lower BGS revenues of $10 million, primarily from lower prices, partially offset by higher BGSS revenues of $3 million, primarily from higher prices.

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

Other Operating revenues decreased $39 million due primarily to a decrease in ZECs.

Operating Expenses

Energy Costs decreased $47 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $30 million due primarily to $35 million in higher clause and renewable expenditures and $13 million in higher other operating and Services expenses, partially offset by $18 million in lower distribution and transmission operational expenditures.

Depreciation and Amortization increased $14 million due primarily to an increase in depreciation due to higher plant placed in service and increased amortization of software.

Net Other Income (Deductions) increased $7 million due to increases in interest income and the allowance for funds used during construction.

Interest Expense increased $21 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense Income Tax Expense decreased $9 million due primarily to the discrete acceleration in the amortization of distribution-related excess deferred income taxes being refunded to customers and lower pre-tax income, partially offset by a decrease in the flowback of previously realized distribution-related mixed service cost deductions.

Nine Months Ended September 30, 2026 as Compared to Nine Months Ended September 30, 2025

Operating Revenues increased $518 million due to changes in delivery, commodity, clause and other operating revenues.

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

Delivery revenues increased $142 million due primarily to a $79 million increase in delivery volumes, $41 million from increased GPRC revenues and a $29 million increase in transmission revenues due primarily to higher rate base investments. These delivery revenue increases were offset by a $7 million decrease due to an increase in credits flowed back to customers as part of our TAC mechanism.

Clause Revenues are revenues from various pass-through regulatory programs for which PSE&G earns no margin. These revenues are entirely offset by the amortization of related costs in O&M, D&A and Interest and Income Tax Expense, which were originally recognized as regulatory assets.

Clause Revenues increased $141 million due primarily to an $87 million increase in TAC and GPRC deferrals and a $57 million increase in SBC collections.

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

Commodity Revenues increased $362 million primarily due to higher BGS revenues of $256 million and higher BGSS revenues of $107 million, primarily from higher prices.

Other Operating Revenues are primarily comprised of revenues derived from various GPRC programs including TREC revenues, Community Solar collections and SuSI. The revenues from these programs offset costs included in Energy Costs. In addition, other operating revenues include revenues from our ASB which offers various appliance protection and repair plans to customers.

Other Operating revenues decreased $127 million due primarily to a decrease in ZECs as a result of the ZEC collection ending in 2025.

Operating Expenses

Energy Costs increased $233 million. This is entirely offset by changes in Commodity Revenues and Other Operating Revenues.

Operation and Maintenance increased $132 million due primarily to $115 million in higher clause and renewable expenditures and $31 million in higher other operating and Services expenses, partially offset by $14 million in lower distribution and transmission operational expenditures.

Depreciation and Amortization increased $40 million due primarily to an increase in depreciation due to higher plant placed in service and increased amortization of software and Regulatory Assets.

Net Other Income (Deductions) increased $11 million due to increases in interest income and the allowance for funds used during construction.

Interest Expense increased $52 million due primarily to incremental debt and the replacement of maturing debt at higher rates.

Income Tax Expense increased $44 million due primarily to a decrease in the flowback of previously realized distribution-related mixed service cost deductions and higher pre-tax income, partially offset by an increase in other flow through items.

PSEG Power & Other

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
	2026	2025	2026 vs. 2025		2026	2025	2026 vs. 2025
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$532	$749	$(217)	(29)	$2,482	$2,761	$(279)	(10)
Energy Costs	197	178	19	11	1,206	1,016	190	19
Operation and Maintenance	375	384	(9)	(2)	1,036	1,077	(41)	(4)
Depreciation and Amortization	34	34	—	—	103	107	(4)	(4)
Net Gains (Losses) on Trust Investments	(28)	62	(90)	N/A	99	165	(66)	(40)
Net Other Income (Deductions)	21	24	(3)	(13)	69	77	(8)	(10)
Net Non-Operating Pension and OPEB Credits (Costs)	2	—	2	N/A	5	(3)	8	N/A
Interest Expense	97	92	5	5	289	265	24	9
Income Tax (Benefit) Expense	(46)	40	(86)	N/A	(5)	132	(137)	N/A

Three Months Ended September 30, 2026 as Compared to Three Months Ended September 30, 2025

Operating Revenues decreased $217 million due primarily to changes in generation and gas supply revenues.

Generation Revenues decreased $225 million due primarily to

•
a net decrease of $271 million due to MTM losses in 2026 as compared to MTM gains in 2025. Of this amount, there was a $346 million decrease due to changes in forward prices in 2026 as compared to 2025, partially offset by a $75 million increase due to positions reclassified to realized upon settlement,
•
partially offset by a net increase of $29 million due primarily to higher average realized prices and higher volumes sold in 2026, and
•
a net increase of $19 million in capacity revenue due primarily to higher capacity prices.

Gas Supply Revenues increased $9 million due primarily to

•
a net increase of $12 million related to sales to third parties due primarily to higher sales volumes,
•
partially offset by a net decrease of $5 million in sales under the BGSS contract due primarily to lower sales prices and volumes.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $19 million due to

Generation costs increased $14 million due primarily to increased nuclear fuel costs.

Gas costs increased $5 million due primarily to a net increase of $7 million related to sales to third parties due primarily to $14 million from higher sales volumes, partially offset by $7 million from lower average cost of gas.

Operation and Maintenance decreased $9 million due primarily to the absence of a refueling outage at our Hope Creek nuclear plant in 2026, partially offset by outage costs at our Salem 1 nuclear plant in 2026 and a net increase in various operational expenses.

Net Gains (Losses) on Trust Investments decreased $90 million due primarily to $56 million in net unrealized losses in 2026 as compared to $39 million in net unrealized gains in 2025 on equity securities, partially offset by NDT investments with a $4 million increase in net realized gains in 2026.

Interest Expense increased $5 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates.

Income Tax (Benefit) Expense decreased $86 million due primarily to a pre-tax loss in 2026 compared to pre-tax income in 2025.

Nine Months Ended September 30, 2026 as Compared to Nine Months Ended September 30, 2025

Operating Revenues decreased $279 million due primarily to changes in generation and gas supply revenues.

Generation Revenues decreased $466 million due primarily to

•
a net decrease of $571 million due to MTM losses in 2026 as compared to MTM gains in 2025. Of this amount, there was a $566 million decrease due to changes in forward prices in 2026 as compared to 2025, coupled with a $5 million decrease due to positions reclassified to realized upon settlement, and
•
a net decrease of $84 million primarily due to the conclusion of ZEC sales in May 2025,
•
partially offset by a net increase of $134 million in capacity revenue due primarily to higher capacity prices, and
•
a net increase of $53 million due primarily to higher average realized prices, and higher volumes sold in 2026.

Gas Supply Revenues increased $189 million due primarily to

•
a net increase of $156 million in sales under the BGSS contract due primarily to $134 million from higher sales prices and $22 million from higher sales volumes, and
•
a net increase of $37 million related to sales to third parties due primarily to $23 million from higher sales volumes, and $14 million from higher sales prices.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet PSEG Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $190 million due to

Gas costs increased $171 million due primarily to

•
a net increase of $152 million related to sales under the BGSS contract, of which $130 million was due to higher average cost of gas, which includes a $9 million reduction in cost from interstate gas pipeline refunds due to a settlement on pipeline rates from prior periods, and $22 million was due to higher send out volumes, and
•
a net increase of $21 million related to sales to third parties due primarily to $25 million from higher sales volumes, partially offset by $4 million from lower average cost of gas.

Generation costs increased $19 million due primarily to increased nuclear fuel costs.

Operation and Maintenance decreased $41 million due primarily to the absence of a refueling outage at our Hope Creek nuclear plant in 2026 and an adjustment to indirect taxes in 2026, partially offset by outage costs at our Salem 1 nuclear plant in 2026 and a net increase in various operational expenses.

Net Gains (Losses) on Trust Investments decreased $66 million due primarily to $134 million in net unrealized losses in 2026 as compared to $108 million in net unrealized gains in 2025 on equity securities, partially offset by NDT investments with a $174 million increase in net realized gains in 2026.

Other Income (Deductions) decreased $8 million due primarily to interest income.

Net Non-Operating Pension and OPEB Credits (Costs) increased $8 million due primarily to a decrease in interest cost and an increase in the long-term expected return on assets.

Interest Expense increased $24 million due primarily to incremental debt and the replacement of maturing long-term debt at higher rates.

Income Tax (Benefit) Expense decreased $137 million due primarily to lower pre-tax income.

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

For the nine months ended September 30, 2026, our operating cash flow decreased $40 million, as compared to the same period in 2025. The net decrease was primarily due to an outflow of $388 million in net cash collateral postings in 2026 as compared to a $137 million inflow in 2025 and the payment of the ZEC refund at PSEG Power, partially offset by a net change at PSE&G, as discussed below, and tax refunds in 2026 as compared to taxes paid in 2025.

PSE&G

PSE&G’s operating cash flow increased $528 million from $1,528 million to $2,056 million for the nine months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to higher earnings, a decrease in net regulatory deferrals, a decrease in accounts receivable and unbilled revenues, and an increase in obligations to return cash collateral, partially offset by taxes paid in 2026 as compared to tax refunds received in 2025 and the timing of vendor payments.

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

Our total committed credit facilities and available liquidity as of September 30, 2026 were as follows:

	As of September 30, 2026
Company/Facility	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$595	$905
PSE&G	1,000	27	973
PSEG Power	1,325	120	1,205
Total	$3,825	$742	$3,083

PSEG Power has uncommitted credit facilities totaling $425 million, which can be utilized for letters of credit. As of September 30, 2026, PSEG Power had $350 million in letters of credit outstanding under these uncommitted credit facilities.

PSE&G has an uncommitted credit facility totaling $30 million, which can be utilized for letters of credit. As of September 30, 2026, PSE&G’s letters of credit outstanding were immaterial under this uncommitted credit facility.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements, including to satisfy any additional collateral requirements. As of September 30, 2026, PSEG’s liquidity position, including credit facilities and access to external financing, was expected to be sufficient to meet its projected stressed requirements over a 12-month planning horizon. PSEG analyzes its liquidity requirements using stress scenarios that consider different events, including changes in commodity prices and the potential impact of PSEG Power losing its investment grade credit rating from S&P or Moody’s, which would represent a two-level downgrade from its current Moody’s and S&P ratings. In the event of a deterioration of PSEG Power’s credit rating, certain of PSEG Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if PSEG Power were to lose its investment grade credit rating was approximately $682 million and $703 million as of September 30, 2026 and December 31, 2025, respectively.

For additional information, see Item 1. Note 9. Debt and Credit Facilities.

Long-Term Debt Financing

During the next twelve months,

•
PSE&G has $425 million of 3.00% Secured Medium-Term Notes, Series L, due May 2027.

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

PSE&G

During the nine months ended September 30, 2026, PSE&G made capital expenditures of $1,947 million, primarily for T&D system reliability. In addition, PSE&G had $135 million associated with the CEF-EE II on-bill repayment program included in investing cash flows, as well as cost of removal, net of salvage, of $118 million associated with capital replacements, and expenditures for EE programs of $473 million, which are included in operating cash flows.

PSEG Power & Other

During the nine months ended September 30, 2026, PSEG Power & Other made capital expenditures of $203 million, excluding $152 million for nuclear fuel, primarily related to various nuclear projects at PSEG Power and various information technology projects at Services.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, equity security prices and interest rates as discussed in the Notes to Condensed Consolidated Financial Statements. It is our policy to use derivatives to manage risk consistent with business plans and prudent practices. We have a Risk Management Committee comprised of executive officers who utilize a risk oversight function to ensure compliance with our corporate policies and risk management practices.

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

From July through September 2026, MTM VaR varied between a low of $49 million and a high of $116 million at the 95% confidence level. The range of VaR was wider for the three months ended September 30, 2026 as compared with the year ended December 31, 2025.

	MTM VaR
	Three Months Ended September 30, 2026	Year Ended December 31, 2025
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$68	$63
Average for the Period	$77	$41
High	$116	$71
Low	$49	$17
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$106	$99
Average for the Period	$121	$64
High	$182	$111
Low	$76	$27

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

Internal Controls

PSEG and PSE&G

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Certain information is provided below for new matters that have arisen subsequent to the filing of the Form 10-K and the second quarter 2026 Form 10-Q.

Director and Officer Rule 10b5-1 and non-Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Federal Regulation

Capacity Market Issues

December 31, 2025 Form 10-K page 12, March 31, 2026 Form 10-Q page 66 and June 30, 2026 Form 10-Q page 75. In July 2026, PJM proposed tariff revisions to FERC to implement a proposed “Reliability Backstop Procurement” framework to address the 6.8 GW resource shortfall for the 2028/2029 delivery year. This procurement mechanism seeks 15-year commitments from new generation resources, with costs passed to load-serving entities and end-use customers, including data centers.

In September 2026, FERC issued an order finding key components of the RBP filing to be just and reasonable, while rejecting other components. FERC also encouraged PJM to make a revised filing within 30 days based on the guidance it provided. At the end of October 2026, PJM made a revised RBP filing, seeking FERC approval by January 29, 2027. Assuming FERC approval, PJM plans to run the RBP auction on March 1, 2027.

In August 2026, PJM filed at FERC for approval of rules that would allow for curtailment of new “large load” customers, including data centers, during times of peak demand on the system if those customers do not have new generation committed to supply their demand. In October 2026, FERC issued an order rejecting the principal components of PJM’s filing, including the provisions permitting the curtailment of new large load customers. In its order, FERC found significant deficiencies with PJM’s proposal, including that key aspects fell outside of FERC’s jurisdiction under the Federal Power Act.

State Regulation

Energy Efficiency, Triennial Review

December 31, 2025 Form 10-K page 14, March 31, 2026 Form 10-Q page 66 and June 30, 2026 Form 10-Q page 75. In April 2026, BPU Staff issued its straw proposal for a one-year extension to the second triennium of energy efficiency programs rather than issuing a framework for the third triennium to accommodate the time needed for the BPU to establish the third triennium framework. In July 2026, the BPU issued the final framework for the extension which allowed for utilities to file for alternative proposals, including but not limited to ROE and savings targets. In September 2026, PSE&G filed its proposed program extension, with alternatives. We cannot predict the outcome of this matter at this time.

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

Date: November 2, 2026

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

Date: November 2, 2026